Form 10-Q
period 2000-09-30
SOUTHERN ENERGY INC
filed 2000-11-14
CIK 1010775

================================================================================
                                  UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE  ACT OF 1934  For the  Quarter
                    Ended September 30, 2000
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934 For the Transition
                  Period from _____to_____


                              Southern Energy, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                    001-16107                   58-2056305
--------------------------------------------------------------------------------
(State or other Jurisdiction  (Commission File Number)        (I.R.S. Employer
     of Incorporation or                                     Identification No.)
        Organization)

1155 Perimeter Center West, Suite 100, Atlanta, Georgia             30338
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (770) 821-7000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No_X__

                                   ----------

  The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at October 31, 2000, was 338,700,000.

                              Southern Energy, Inc.

                                      INDEX
                               September 30, 2000
                                                                            Page

DEFINITIONS.....................................................        3
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION......        4
                         PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements (Unaudited):
          Consolidated Statements of Income.....................        5
          Consolidated Balance Sheets...........................        6
          Consolidated Statements of Cash Flows.................        8
          Notes to the Consolidated Financial Statements........        9
Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition....................       22
Item 3. Quantitative and Qualitative Disclosures about
          Market Risk...........................................       29

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings.......................................       31
Item 2. Changes in Securities and Use of Proceeds...............       32
Item 3. Defaults Upon Senior Securities......................... Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders..... Inapplicable
Item 5. Other Information....................................... Inapplicable
Item 6. Exhibits and Reports on Form 8-K........................       32
        Signatures .............................................       33

                                   DEFINITIONS

TERM                               MEANING

Bewag............................  Bewag AG
BP Amoco.........................  BP Amoco, plc
CEMIG............................  Companhia Energetica de Minas Gerais
Clean Air Act ...................  Clean Air Act Amendments of 1990Energy Act
Energy Policy Act of 1992EPA.....  U. S. Environmental Protection Agency
FASB.............................  Financial Accounting Standards Board
FERC.............................  Federal Energy Regulatory Commission
Hyder............................  Hyder plc
RMR..............................  Reliability-Must-Run
SEC..............................  Securities and Exchange Commission
SCEM.............................  Southern Company Energy Marketing L. P.
Southern ........................  Southern Company
SWEB.............................  South Western Electricity plc
the Company......................  Southern Energy, Inc. and its subsidiaries
WPD..............................  Western Power Distribution
WPD Holdings ....................  WPD Holdings ULC
WPDL.............................  WPD Limited

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, the Company's future financial performance or its projected business results. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements are only statements of intent, belief or expectations. Actual events or results may differ materially from any forward-looking statement as a result of various factors. These factors include: legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the markets of the Company's subsidiaries and affiliates; the Company's pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; state, federal and other rate regulations in the United States and in foreign countries in which its subsidiaries and affiliates operate; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries and affiliates are subject; political, legal and economic conditions and developments in the United States and in foreign countries in which the Company's subsidiaries and affiliates operate; financial market conditions and the results of its financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the Company's performance of projects undertaken and the success of its efforts to invest in and develop new opportunities; and other factors. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, events, levels of activity, performance or achievements.


                                      SOUTHERN ENERGY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  For the Three Months          For the Nine Months
                                                  Ended September 30,           Ended September 30,
                                                   2000          1999            2000          1999
                                               ------------- -------------   ------------- -------------
                                                       (in millions)                (in millions)
                                                                 (except per share data)
Operating Revenues:                                 $ 4,281        $  686       $5,473        $ 1,711

Operating Expenses:
Cost of fuel, electricity and other products          3,569           309        3,965            805
Maintenance                                              36            32          104             81
Depreciation and amortization                            89            67          244            178
Selling, general, and administrative                    292            88          438            197
Other                                                    78            61          194            147
                                               ------------- -------------   ---------- -------------
Total operating expenses                              4,064           557        4,945          1,408
                                               ------------- -------------   ---------- -------------
Operating Income                                        217           129          528            303
Other Income (Expense):
Interest income                                          42            38          123            118
Interest expense                                       (162)         (118)        (462)          (349)
Net gain on sales of assets                              18           284           18            293
Equity in income of affiliates                           69            11          132            158
Receivables recovery                                      -             -            -             12
Other, net                                                9             2           49             23
                                               ------------- -------------   ---------- -------------
Total other income (expense)                            (24)          217         (140)           255
                                               ------------- -------------   ---------- -------------
Income From Continuing Operations Before
  Income Taxes and Minority Interest                    193           346          388            558
Provision for income taxes                               85            74           56            108
Minority interest                                        17           119           60            155
                                               ------------- -------------   ---------- -------------
Income From Continuing Operations                        91           153          272            295
Income from Discontinued Operations After
  Income Taxes and Minority Interest                      7             3           20             10
                                               ------------- -------------   ---------- -------------
Net Income                                              $98          $156         $292           $305
                                               ============= =============   ========== =============

Earnings Per Share - Basic and Diluted:
Average number of shares of common stock
outstanding as of September 30                          272           272          272            272

Basic earnings per share
  of common stock (Note C)
From continuing operations                           $ 0.33        $ 0.56       $ 1.00         $ 1.08
From discontinued operations
                                                       0.03          0.01         0.07           0.04
                                               ------------- -------------   ------------- -------------
Net Income                                           $ 0.36        $ 0.57       $ 1.07         $ 1.12
                                               ============= =============   ============= =============





                   The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.


                                             SOUTHERN ENERGY, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS

                                                                       At September 30,
                                                                             2000             At December 31,
Assets                                                                   (Unaudited)               1999
                                                                      -----------------      -------------------
                                                                                  (in millions)
Current Assets:
Cash and cash equivalents                                               $    710              $     323
Restricted deposits                                                           20                     50
Deposits with brokers                                                         46                      -
Receivables:
Customer accounts, less provision for uncollectibles
of $28 and $23                                                             1,869                    236
Other, less provision for uncollectibles
of $12 and $21                                                               301                    481
Assets from risk management activities (Note A)                              950                      -
Inventories                                                                  217                    129
Other                                                                         99                     66
                                                                      ----------             ----------
Total current assets                                                       4,212                  1,285
                                                                      ----------             ----------
Property, Plant and Equipment:
                                                                           4,436                  4,147
Less accumulated provision for depreciation
                                                                           (504)                   (421)
                                                                      ----------             ----------
                                                                           3,932                  3,726
Leasehold interest, net of accumulated amortization
of $202 and $137                                                           1,846                  1,934
Construction work in progress                                                191                    365
                                                                      ----------             ----------
Total property, plant and equipment, net                                   5,969                  6,025
                                                                      ----------             ----------

Noncurrent Assets:
Concession agreement, net of accumulated amortization
of $0 and $90 (Note G)                                                         -                    268
Investments                                                                1,386                  1,490
Notes and other receivables, less provision for uncollectibles
of $30 and $61                                                             1,814                  1,276
Goodwill, net of accumulated amortization
of $202 and $164                                                           2,256                  2,106
Other intangible assets, net of accumulated amortization
of $28 and $13                                                               516                    447
Investment in leveraged leases                                               581                    556
Assets from risk management activities (Note A)                              535                      -
Miscellaneous deferred charges                                               446                    410
                                                                       ---------            -----------
Total noncurrent assets                                                    7,534                  6,553
                                                                       ---------            -----------
Total Assets                                                           $  17,715            $    13,863
                                                                       =========            ===========










                         The  accompanying  notes are an integral  part of these
consolidated statements.


                                             SOUTHERN ENERGY, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS

                                                                       At September 30,
                                                                             2000             At December 31,
Liabilities and Stockholders' Equity                                     (Unaudited)               1999
                                                                      -----------------      ----------------
                                                                                  (in millions)
Current Liabilities:
Short-term debt                                                        $   3,521             $    1,961
Current portion of long-term debt                                            270                    237
Accounts payable                                                           1,978                    626
Taxes accrued                                                                295                    218
Liabilities from risk management activities (Note A)                       1,070                      -
Other                                                                         88                    173
                                                                      ----------             ----------
Total current liabilities                                                  7,222                  3,215

Noncurrent Liabilities:
Subsidiary obligated mandatorily redeemable preferred securities           1,024                  1,031
Notes payable                                                              4,102                  4,557
Other long-term debt                                                         389                    397
Liabilities from risk management activities (Note A)                         440                      -
Deferred income taxes                                                        741                    680
Miscellaneous deferred credits                                               195                    156
                                                                      ----------             ----------
Total noncurrent liabilities                                               6,891                  6,821

Preferred Stock held by Southern Company (Note G)                            235                      -
Minority Interest in Subsidiary Companies                                    675                    725
Commitments and Contingent  Matters(Notes A, D, E, G & H) Stockholders'  Equity:
Common stock,  $.01 par value,  per share (Note C)  Authorized --  2,000,000,000 shares Issued -- September 30, 2000: 272,000,000 shares;
         -- December 31, 1999:  272,000,000 shares                             3                      3
Additional paid-in capital                                                 2,687                  2,984
Accumulated other comprehensive loss                                        (107)                   (92)
Retained earnings                                                            109                    207
                                                                      ----------             ----------
Total stockholders' equity                                                 2,692                  3,102
                                                                      ----------             ----------
Total Liabilities and Stockholders' Equity                            $   17,715             $   13,863
                                                                      ==========             ==========










                         The  accompanying  notes are an integral  part of these
consolidated statements.


                                             SOUTHERN ENERGY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                      2000              1999
                                                                ---------------   ---------------
                                                                          (in millions)
Cash Flows from Operating Activities:
Net income                                                             $   292          $    305
Adjustments to reconcile net income to net cash
 provided by operating activities --
Equity in income of affiliates                                            (115)             (151)
Depreciation and amortization                                              254               188
Deferred income taxes                                                      137               146
Gain on sale of assets                                                     (18)             (293)
Minority interest                                                           60               155
Other, net                                                                 (50)              (57)
Changes in certain assets and liabilities,
   excluding effects from acquisitions
Receivables, net                                                          (534)             (134)
Risk management activities, net                                             86                 -
Other current assets                                                       (39)               58
Accounts payable                                                           371              (155)
Taxes accrued                                                               91                29
Other current liabilities                                                  (67)               90
                                                                      --------         ---------
Total adjustments                                                          176              (124)
                                                                      --------         ---------
Net cash provided by operating activities                                  468               181
                                                                      --------         ---------
Cash Flows from Investing Activities:
Capital expenditures                                                      (365)             (415)
Cash paid for acquisitions                                                (292)           (1,434)
Proceeds received from the sale of investments                              33               287
Dividends received from equity investments                                  15                24
                                                                      --------         ---------
Net cash used in investing activities                                     (609)           (1,538)
                                                                      --------         ---------
Cash Flows from Financing Activities:
Capital contributions from Southern Company                                 51               355
Capital contributions from minority interests                                8                18
Issuance of notes receivable                                              (511)              (82)
Repayments on notes receivable                                             172               228
Payments of dividends to Southern Company                                 (503)                -
Payments of dividends to minority interests                                 (5)              (41)
Proceeds from issuance of short-term debt, net                           1,560               435
Proceeds from issuance of long-term debt                                   289               917
Repayment of long-term debt                                               (504)             (387)
Other                                                                      (16)              (17)
                                                                      --------         ---------
Net cash provided by financing activities                                  541             1,426
                                                                      --------         ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents               (13)               (2)
                                                                      --------         ---------
Net Increase in Cash and Cash Equivalents                                  387                67
Cash and Cash Equivalents, beginning of period                             323               561
                                                                      --------         ---------
Cash and Cash Equivalents, end of period                              $    710         $     628
                                                                      ========         =========
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amount capitalized                     $    559          $    315
Cash paid (refunds received) for income taxes                         $   (109)         $   (110)
Business Acquisitions:
Fair value of assets acquired                                         $  2,545          $  1,467
Less cash paid                                                             292             1,434
                                                                      --------         ---------
Liabilities assumed                                                   $  2,253          $     33
                                                                      ========          ========


                         The  accompanying  notes are an integral  part of these
consolidated statements.

                                        8

                              SOUTHERN ENERGY, INC.
        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

         Basis of Accounting. These interim financial statements should be read in conjunction with the Company's audited 1999 consolidated financial statements and the accompanying footnotes which are contained in the Company's prospectus filed with the SEC on September 27, 2000 pursuant to Rule 424(b) under the Securities act of 1933, with respect to Southern Energy's registration statement on Form S-1 (Registration No. 333-35390). Management believes that the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented.

         Concentration of Revenues. Revenues earned from Enron Corporation through the energy marketing and risk management operation approximated 10% and 8% of the Company's total revenues for the three and nine months ended September 30, 2000, respectively. Revenues earned under the Company's long-term power sales agreements with the Philippines' National Power Corporation approximated 11% and 12% of the Company's total revenues for the three and nine months ended September 30, 1999, respectively.

         Financial Instruments and Contractual Commitments. The Company engages in risk management in connection with its energy marketing and trading activities. All trading transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments utilized in connection with energy marketing and trading activities are accounted for using the mark-to-market method of accounting.

Under the mark-to-market method of accounting, financial instruments and contractual commitments, including derivatives used for trading purposes, are recorded at fair value. The determination of fair value considers various factors, including closing exchange or over-the-counter ("OTC") market price quotations, time value and volatility factors underlying options and contractual commitments, price activity for equivalent or synthetic instruments in markets located in different time zones, and counterparty credit quality.

The fair values of swap agreements, swap options, caps and floors, and forward contracts in a net receivable position, as well as options held, are reported as "assets from risk management activities" on the accompanying consolidated balance sheets. Similarly, financial instruments and contractual commitments in a net payable position, as well as options written, are reported as "liabilities from risk management activities" on the accompanying consolidated balance sheets. The assets and liabilities from risk management activities associated with financial instruments and contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement.

         Revenue Recognition. Under the mark-to-market method of accounting, financial instruments and contractual commitments are recorded at fair value upon contract execution. The net changes in their market values are recognized as energy marketing revenues in the period of change. The unrealized gains or losses are recorded as assets and liabilities from risk management activities in the consolidated balance sheets.

         Inventory. Inventory consists primarily of natural gas and fuel oil. The inventory maintained by the Company's energy marketing and risk management operation is reflected at fair value. The inventory maintained by the Company's subsidiaries for their use is reflected at the lower of cost or market.

         Receivables Recovery. During the nine months ended September 30, 1999, the Company recorded amounts totaling approximately $12 million in successful resolution of negotiations by the Company which allowed it to collect receivables that were assumed in conjunction with the Southern Energy Asia-Pacific Limited business acquisition. At the time of the purchase, the Company did not place value on the receivables due to the uncertain credit standing of the party with whom the receivables were secured. The Company has rights to an additional $40 million, plus related interest, as of September 30, 2000, which it has fully reserved due to the risk of non-collection.

B.       Comprehensive Income

The Company's comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $277 million and $203 million, respectively.

C.       Earnings Per Share

The Company calculates basic earnings per share by dividing the income available to common shareholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings per share for the three and nine months ended September 30, 2000 and 1999 (in millions, except per share data) after giving effect to the stock split that occurred prior to the offering of common stock (Note G). Diluted earnings per share gives effect to the conversion of the Company's value creation plan ("VCP") standard units into stock options and the grant of new stock options on September 27, 2000. The impact of the conversion of VCP standard units and grant of new stock options had less than a one-cent impact on the Company's basic earnings per share because they added less than 100,000 shares to the denominator of the earnings per share calculation for the three months and nine months ended September 30, 2000, respectively. The Company had no dilutive securities outstanding during 1999.

Pro forma earnings per share information below gives effect to the Company's public offering of shares as though it had occurred for all periods, as well as the conversion of the Company's standard VCP units, the grant of new stock options and issuance of convertible trust preferred securities (Note G) as though potentially dilutive for all periods. Net income has been increased by approximately $4.6 million and $6.0 million to take into account the standard SAR conversion for the three and nine month periods ended September 30, 2000, respectively. The increase for each of the three and nine month periods ended September 30, 1999 was less than $1 million.

                                     For the Three Months    For the Nine Months
                                     Ended September 30,     Ended September 30,
                                     --------------------    -------------------
                                      2000          1999      2000        1999
                                      ----          ----      ----        ----
  Income from continuing operations   $ 91          $153      $272        $295
  Discontinued operations                7             3        20          10
                                      ----          ----      ----        ----
  Net Income                          $ 98          $156      $292        $305
                                      ====          ====      ====        ====

                                    For the Three Months   For the Nine Months
                                    Ended September 30,    Ended  September 30,
                                    --------------------   --------------------
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
Basic and Diluted
Weighted Average Shares Outstanding  272.0       272.0       272.0       272.0
 Earnings per share from:
    Continuing operations            $0.33       $0.56       $1.00       $1.08
    Discontinued operations           0.03        0.01        0.07        0.04
                                     -----       -----       -----       -----
    Net Income                       $0.36       $0.57       $1.07       $1.12
                                     =====       =====       =====       =====

Pro Forma Basic
Shares outstanding after
  initial public offering            338.7       338.7       338.7       338.7
 Earnings per share from:
    Continuing operations            $0.27       $0.45       $0.80       $0.87
    Discontinued operations           0.02        0.01        0.06        0.03
                                     -----       -----       -----       -----
    Net Income                       $0.29       $0.46       $0.86       $0.90
                                     =====       =====       =====       =====
Pro Forma Diluted
Shares outstanding after
 initial public offering             338.7       338.7       338.7       338.7
Shares assumed due to conversion
 of stock options and equivalents      1.2         1.2         1.2         1.2
Shares assumed due to conversion
 of trust preferred securities        12.7        12.7        12.7        12.7
                                     -----       -----       -----       -----
   Adjusted Shares                   352.6       352.6       352.6       352.6
                                     -----       -----       -----       -----
 Earnings per share from:
    Continuing operations            $0.27       $0.43       $0.79       $0.84
    Discontinued operations           0.02        0.01        0.06        0.03
                                     -----       -----       -----       -----
    Net Income                       $0.29       $0.44       $0.85       $0.87
                                     =====       =====       =====       =====

D.       Debt

In September 2000 WPD Holdings, an indirect 49% owned subsidiary of the Company, closed a (pound)210 million ($310 million) 364-day term loan facility (the "Facility") to finance part of the purchase price paid by WPDL for the Hyder shares. The Facility's initial margin is 90 basis points per annum above LIBOR, and once WPDL obtains a rating for its senior unsecured debt from Standard &
Poor's and/or Moody's, the margin will be based on a ratings grid. The Facility's proceeds were loaned to WPDL at closing. Further, the shareholders of WPDH made a subordinated loan to WPD Holdings of (pound)150 million ($222 million) which was loaned to WPDL, and the shareholders of WPDL made a (pound)140 million ($207 million) loan to WPDL, in each case to fund the Hyder share purchase. Both shareholder loans were made in proportion to the ownership interest. In addition, WPD has loaned WPDL (pound)85 million ($126 million)to fund the Hyder share purchase.

A $375 million Letter of Credit Facility with Citibank, N.A., which was used to support our bid for Hyder, was terminated on September 29, 2000.

In October 2000, SCEM renewed its existing line-of-credit facility with a group of lenders for an additional 364-day term, and increased its borrowing capacity by $30 million, to $180 million. The facility bears interest based on the London Interbank Offering Rate plus a variable spread based on SCEM's credit rating at the date of the borrowing, payable monthly. The Company had no outstanding borrowings under this line-of-credit facility at September 30, 2000.

In July 1999, SCEM entered into a commercial paper agreement with certain financial institutions. Each note has a maturity of 366 days or less. As of September 30, 2000, SCEM had $150,000,000 of commercial paper outstanding. The interest rates on the short-term notes outstanding as of September 30, 2000 range from 7.05% to 7.12%, and the maturity dates on the notes range from 16 to 32 days.

E.       Financial Instruments

The Company engages in commodity-related marketing and price risk management activities. At September 30, 2000, the status of outstanding non-trading related derivative contracts are described below. The interest rates noted in the following table represent the range of fixed interest rates that the Company pays on the related interest rate swaps. On virtually all of these interest rate swaps, the Company receives floating interest rate payments at LIBOR. The currency derivatives manage the Company's exposure arising on certain foreign currency transactions.

                         Year of Maturity    Interest        Number of     Notional    Unrecognized
Type                      or Termination       Rates      Counterparties    Amount     (Loss) Gain
----                      --------------       -----      --------------    ------     ------------
                                                    (in millions)
Interest rate swaps          2002-2012      6.55%-7.12%         9          $2,150      $ (13)
                             2001-2012      6.56%-8.17%         5      (pound)600        (52)
                             2002-2007      4.98%-5.79%         2           DM691          -
Cross currency swaps         2001-2007                -         7      (pound)394         65
Cross currency swaption           2003                -         2           DM435         44
Currency forwards            2000-2003                -         1           CAD20          -
Currency forwards                 2000                -         3       (pound)91         (3)


         (pound) - Denotes British pounds sterling.
              DM - Denotes Deutschemarks.
             CAD - Denotes Canadian dollars.


The Company uses a systematic approach to the evaluation and management of risk associated with its marketing and risk management-related commodity contracts, including value-at-risk ("VAR"). VAR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and within a specified holding period.

The Company uses a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate its risks with respect to VAR. Based on a 95% confidence interval and employing a one-day holding period, the Company's portfolio of positions had a VAR of $13 million at September 30, 2000. During the three-month period ended September 30, 2000, the actual daily change in fair value never exceeded this daily VAR calculation. The Company also utilizes additional risk control mechanisms such as commodity position limits and stress testing.

F.       Investments in Affiliates

The following table sets forth certain summarized income statement information of the Company's investments in 50% or less-owned investments accounted for under the equity method for the three and nine months ended September 30, 2000 and 1999 (in millions):

                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                                2000        1999        2000        1999
                                ----        ----        ----        ----

Revenues                      $1,595      $1,581      $4,678      $4,527
Operating income                 421         108         642         584
Net income from
  continuing operations          196          48         127         373

G.  Business Developments

         Initial Public Offering. The Company's registration statements for the sale of its common stock and its 6 1/4% convertible trust preferred securities were declared effective by the SEC on September 26, 2000. On September 27, 2000, the Company began the initial public offering of 58 million shares of its common stock for an initial price of $22.00 per share and 6 million convertible trust preferred securities for an initial price of $50.00 per preferred security. Both offerings were completed with all shares of common stock and convertible trust preferred securities having been sold on October 2, 2000. Simultaneously, the underwriters exercised options to purchase from the Company an additional 8,700,000 shares of common stock at the initial price of $22.00 per share and 900,000 convertible trust preferred securities at the initial price of $50.00 per preferred security. This transaction was completed on October 2, 2000. The net proceeds from the offerings, after deducting underwriting discounts and commissions payable by the Company, were $1,731 million. The Company used the net proceeds of the offerings to repay $900 million of short-term debt from credit lines and $578 million of commercial paper. The remaining proceeds were put into short-term investments to be used for general corporate purposes.

As part of its planned spin-off from Southern, the Company agreed to contribute its finance and leveraged lease subsidiaries to Southern. In connection with this contribution, on August 30, 2000 the Company issued to Southern one share of Series B preferred stock, redeemable at the election of the Company in exchange for the contribution of these subsidiaries to Southern. The issuance of the preferred share on August 30, 2000, has been accounted for as a non-cash transaction by the Company at the book value of these subsidiaries, resulting in a reduction of shareholders equity during the three months ended September 30, 2000. The Company has not yet called its Series B preferred share for redemption.

         Sale of Hidroelectrica Alicura S. A. ("Alicura"). On August 25, 2000, the Company completed the sale of its 55% indirect interest in Alicura to The AES Corporation for total consideration of $205 million, including the assumption of debt and the buy-out of minority partners. Alicura's principal asset is a concession to operate a 1,000 MW hydroelectric facility located in the province of Neuquen, Argentina. As part of the sale, the Company was released from $200 million of credit support obligations related to Alicura's bank financing. The sale of Alicura did not materially impact the Company's financial position and did not have a material effect on the Company's results of operations.

         Acquisition of Hyder. On August 23, 2000, WPDL, a company jointly owned by one of the Company's subsidiaries and PPL Global, made an offer to acquire all of the outstanding shares of Hyder for a total purchase price for the ordinary shares of Hyder of approximately (pound)565 million (approximately $847 million), or 365 pence (approximately $5.47) per Hyder share plus the assumption of approximately (pound)2.1 billion (approximately $3.2 billion) of gross debt as of March 31, 2000. On September 15, 2000, WPDL committed unconditionally to purchase any shares of Hyder tendered by Hyder shareholders. As of September 30, 2000, WPDL had purchased from shareholders approximately 71% of the Hyder shares. On October 30, 2000, WPDL finalized the acquisition of Hyder by making payment for the additional shares needed to bring WPDL's ownership over 90%. The acquisition of more than 90% of the outstanding shares allowed WPDL, under UK company law, to acquire the remaining shares and on October 31, 2000, WPDL sent notification to the outstanding shareholders exercising this right. With the completion of this acquisition and with the approval of lenders, the Company and PPL Global, effective December 2000, will modified the voting rights of WPD Holdings to 50% each so that each party will share operational and management control of WPD Holdings, which indirectly owns 100% of WPD. WPDL has replaced Hyder's board of directors with employees of WPD, the Company and PPL Global.

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2000 and 1999 have been prepared assuming the acquisition of Hyder was effective January 1999. Pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows.

                                         For the Three Months      For the Nine Months
                                         Ended September 30,       Ended September 30,
                                       ------------------------- -------------------------
                                       As reported   Pro Forma   As reported   Pro Forma
-------------------------------------- ------------ ------------ ------------ ------------
2000
Operating revenues (in millions)            $4,281       $4,281       $5,473       $5,473
Consolidated net income (in millions)       $   98       $   89       $  292       $  335
Basic earnings per share                    $ 0.36       $ 0.33       $ 1.07       $ 1.23

1999
Operating revenues (in millions)            $  686       $  686       $1,711       $1,711
Consolidated net income (in millions)       $  156       $  132       $  305       $  319
Basic earnings per share                    $ 0.57       $ 0.49       $ 1.12       $ 1.17

         Acquisition of Generating Business of Potomac Electric Power Company ("PEPCO"). In June 2000, the Company announced an agreement with PEPCO to purchase PEPCO's generating business in Maryland and Virginia, assume PEPCO's entitlements under various power purchase agreements, operate two power stations in Washington, D.C. retained by PEPCO, and supply PEPCO with power required to meet its retail obligations for up to four years pursuant to transition power agreements. The purchase price of this transaction is $2.65 billion plus an estimate of $100 million for working capital and reimbursement of capital expenditures, and approximately $260 million in the event that a certain power purchase agreement is not transferred to the Company. This transaction is expected to close in the fourth quarter.

         Acquisition of SCEM. On September 11, 2000, the Company closed the acquisition of Vastar Resources Inc.'s ("Vastar") 40% interest in SCEM for $250 million. The acquisition was effective as of

August 10, 2000. As a result of this transaction, SCEM became a wholly-owned indirect subsidiary and is consolidated in the Company's financial statements as of the effective date. The purchase price allocation reflected in the accompanying financial information is preliminary.

As part of the transaction, the Company agreed to amend the gas purchase and sale agreement whereby BP Amoco is obligated to deliver fixed quantities at identified delivery points. The agreement will continue to be in effect through December 31, 2007. The amendment became effective November 1, 2000. As part of the transaction, the Company was relieved of any financial obligations to Vastar under the SCEM partnership agreement, including any guaranteed minimum cash distributions and any outstanding arbitration.

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2000 and 1999 have been prepared assuming the acquisition of SCEM was effective January 1999. Pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:

                                          For the Three Months      For the Nine Months
                                          Ended September 30,       Ended September 30,
                                        ------------------------- -------------------------
                                        As reported   Pro Forma   As reported   Pro Forma
--------------------------------------- ------------ ------------ ------------ ------------
2000
Operating revenues (in millions)             $4,281       $7,311       $5,473      $15,341
Consolidated  net income (in millions)       $   98       $  108       $  292      $   290
Basic earnings per share                     $ 0.36       $ 0.40       $ 1.07      $  1.07

1999
Operating revenues (in millions)             $  686       $4,798       $1,711      $10,382
Consolidated  net income (in millions)       $  156       $  151       $  305      $   298
Basic earnings per share                     $ 0.57       $ 0.56       $ 1.12      $  1.10


H.   Commitments and Contingent Matters

         Companhia Energetica de Minas Gerais ("CEMIG"). In September 1999, the state of Minas Gerais, Brazil, filed a lawsuit in a state court seeking temporary relief against Southern Electric Brasil Participacoes, Ltda. ("SEB") exercising voting rights under the shareholders' agreement, between the state and SEB regarding SEB's interest in CEMIG, as well as a permanent rescission of the agreement. On March 23, 2000, a state court in Minas Gerais, ruled that the shareholder agreement was invalid. SEB has appealed this decision. The Company believes that this is a temporary situation and expects that the shareholders' agreement will be fully restored. Failure to prevail in this matter would limit the Company's influence on the daily operations of CEMIG. However SEB would still have 33% of the voting shares of CEMIG and hold 4 of 11 seats on CEMIG's board of directors. SEB's economic interest in CEMIG would not be affected. The significant rights SEB would lose relate to supermajority rights and the right to participate in the daily operations of CEMIG. SEB obtained financing from Banco Nacional de Desenvolvimento Economico e Social (BNDES) for approximately 50% of the total purchase price of the CEMIG shares which is secured by a pledge of SEB's shares in CEMIG. The interest payment originally due May 15, 2000, in the amount of $107.8 million, has been deferred until May 15, 2001.

         State Line Energy, L.L.C. ("State Line"). On July 28, 1998, an explosion occurred at State Line causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against the Company, five of which were filed in Cook County, Illinois. The Company filed a motion to dismiss these five cases in 1998 for lack of "in personam" jurisdiction. The motion was denied in August 1999. In October 1999, the Appellate Court of Illinois granted our petition for leave to appeal. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made.

         WPD Pension Scheme. WPD participates in the ESPS in the United Kingdom, which includes members from the Regional Electricity Companies as well as other industry members. WPD used a portion of its pension surplus to fund early pension payments to terminated employees. An independent pension arbitrator has issued a ruling directing that another industry employer refund similar amounts paid, with interest to ESPS. This ruling is currently being appealed to the House of Lords. The majority of WPD's employees are ESPS members. Based on the Company's assessment of the current legal position, it anticipates that a payment by WPD into the ESPS of 24 million pounds ($36 million) will ultimately be required, should the other industry employer's appeal fail and WPD then be named in a similar action. Management does not believe such payment would have a material adverse impact on the Company's financial position, liquidity or results of operations. Under SFAS No. 87, "Employers' Accounting for Pensions," there would be no immediate impact to the Company's results of operations.

         SE California. SE California and its subsidiaries SE Delta and SE Potrero acquired generation assets from Pacific Gas & Electric in April 1999, subject to reliability-must-run agreements. SE California assumed these agreements from Pacific Gas & Electric prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to the SE California parties by the CAISO under the reliability-must-run agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. SE
California contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to SE Delta and SE Potrero for the period from June 1,1999 through December 31, 2001. On June 7, 2000, the administrative law judge presiding over the proceeding issued an initial decision in which he allocated responsibility for payment of approximately 3% of the revenue requirement to the CAISO. On July 7, 2000, SE California appealed the administrative law judge's decision to the FERC. The outcome of this appeal cannot be determined. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals.

If SE California is unsuccessful in its appeal of the administrative law judge's decision, SE California will be required to refund certain amounts of the revenue requirement billed to the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of September 30, 2000 would have been approximately $118 million, however, there would have been no effect on net income for the three and nine months ended September 30, 2000. This amount does not include interest that may be payable in the event of a refund. If SE California is unsuccessful in its appeal, it plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the administrative law judge's decision upon its future operations. The outcome of this appeal is uncertain, and the Company cannot assure you that it will be successful.

On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric that sought to extend the $250 price cap to all California energy and ancillary service markets, not just the markets administered by the CAISO. However, in its order the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation. On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the Commission found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh, which will allow bids above $150/MWh to be accepted, but will subject such bids to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (b) elimination of the requirement that the California utilities sell into and buy from the PX, (c) establishment of independent non-stakeholder governing boards for the CAISO and the PX, and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. While the FERC concluded that it lacked the legal authority to order retroactive refunds, it moved the "refund effective date" to October 2, 2000, the date 30 days after the filing of the San Diego Gas & Electric Company complaint, which is the earliest refund effective date permitted by section 206 of the Federal Power Act. Rates for service after that date will remain subject to a refund condition until December 31, 2002. The FERC will receive comments on the November 1 Order for a three-week period, and will issue a final order by the end of this year. The extent to which the FERC's final order will depart from the November 1 Order cannot now be determined, and the Company cannot determine what effect any action by the FERC will have on its financial condition. In addition to the matters discussed above, the Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the results of operations or financial position of the Company.

Commitments and Capital Expenditures
The  Company  has  made  firm  commitments  to buy  materials  and  services  in connection with its ongoing operations and planned expansion and has made financial guarantees relative to some of its investments. The material commitments are as follows:

Energy Marketing and Risk Management Activities. The Company has provided contingent performance guarantees and trade credits on behalf of SCEM and Southern Energy Europe B.V. ("SEE"), its European energy marketing and risk management operation. At September 30, 2000, outstanding guarantees related to the estimated fair value of the Company's energy marketing and risk management operations net contractual commitments were approximately $268 million an increase of $122 million from December 31, 1999.

The Company also has additional guarantees related to Vastar, and to Brazos Electric Power Cooperative, Inc. of $145 million and $70 million, respectively, at September 30, 2000, an increase of $55 million and a decrease of $5 million from December 31, 1999, respectively. In addition, a guarantee related to Pan Alberta Gas, Ltd. of $64 million was issued in the second quarter of 2000.

Vastar and the Company have issued certain financial guarantees made in the ordinary course of business, on behalf of the SCEM's counterparties, to financial institutions and other credit grantors. The Company has agreed to indemnify BP Amoco against losses under such guarantees in proportion to Vastar's former ownership percentage of SCEM (Note G). At September 30, 2000, such guarantees amounted to approximately $322 million.

SCEM has a contract with BP Amoco through December 31, 2007 to purchase the natural gas that would have been produced by Vastar (now a unit of BP Amoco) in Canada, Mexico, and the contiguous states of the United States. The negotiated purchase price of delivered gas is generally equal to the daily spot rate prevailing at each delivery point. As part of the Company's acquisition of Vastar's 40% interest in SCEM, the Company agreed to amend the gas purchase and sale agreement whereby BP Amoco is obligated to deliver fixed quantities at identified delivery points. The agreement will continue to be in effect through December 31, 2007. The amendment became effective November 1, 2000.

Periodically, the Company's energy marketing and risk management subsidiaries also grant options with terms of less than three days for fixed-price, commodity-based contractual commitments. There is no market for "firm quotes held open," and these options were issued without cost. The Company's energy marketing and risk management subsidiaries had no such amounts available under these quotes at September 30, 2000.

Turbine Purchases and Other Construction-Related Commitments. The Company, through one of its subsidiaries, has entered into agreements to purchase additional turbines to support ongoing and planned construction efforts. Minimum termination amounts under all purchase contracts were $145 million at September 30, 2000. Total amounts to be paid under the agreements if all turbines are purchased as planned are estimated to be $2,302 million at September 30, 2000. Other construction related commitments totaled $436 million at September 30, 2000.

Long-Term Service Agreements. The Company, through one of its subsidiaries, has entered into long-term service agreements for the maintenance and repair of many of its combustion-turbine or combined-cycle generating plants. These agreements may be terminated in the event a planned construction project is cancelled. At September 30, 2000, the amount committed for construction projects in process was $68 million. The total amount committed if all turbines are purchased as planned is $1,036 million.

J. Segment Reporting

The Company's principal business segments primarily relate to the geographic areas in which the Company conducts business: the Americas Group, the Asia-Pacific Group and the Europe Group. The other reportable business segments are the Company's financing segment ("SE Finance") and Corporate.

                                                             Southern Energy, Inc.
                                                    Financial Data by Segment (Unaudited)
                                           For the Three Months Ended September 30, 2000 and 1999

                                                                                                                      Corporate and
                                             Americas             Europe           Asia-Pacific       SE Finance       Eliminations
                                        --------------------------------------------------------------------------------------------
                                          2000      1999      2000      1999      2000      1999     2000    1999     2000    1999
                                        -------    ------    ------    ------    ------    ------   ------  ------   ------  ------
                                                                             (in millions)
Operating Revenues:
  Generation and energy marketing        $4,036     $  319    $   -     $   -     $  123    $  75     $  -    $  -    $   -   $   -
  Distribution & integrated utility
  revenues                                   43         42       71       242          -        -        -       -        -       -
  Other                                       -          -        -         -          4        3        -       -        4       5
                                         ------     ------    -----     -----     ------    -----     ----    ----    -----   -----
  Total operating revenues                4,079        361       71       242        127       78        -       -        4       5

Operating Expenses:
  Cost of fuel, electricity and other
  products                                3,562        185        7       124          -        -        -       -        -       -
  Depreciation and amortization              38         23       17        21         32       21        -       -        2       2
  Other operating expenses                  296        100       28        37         30       40        -       -       52       4
                                         ------     ------    -----     -----     ------    -----    -----   -----    -----   -----
  Total operating expenses                3,896        308       52       182         62       61        -       -       54       6
                                         ------     ------    -----     -----     ------    -----    -----   -----    -----   -----
Operating Income (Loss)                     183         53       19        60         65       17        -       -      (50)     (1)

Other Income (Expense):
  Interest income (expense)                 (28)       (17)     (25)      (28)       (27)      (3)       -       -      (40)    (32)
  Net gain (loss) on sale of assets          10         16        9       266          -        1        -       -       (1)      1
  Equity in income of affiliates             23          3       28        (2)        18       10        -       -        -       -
  Other                                       4         (6)      (3)       (2)        (4)       3        -       -       12       7
                                         ------     ------    -----     -----     ------    -----    -----   -----    -----   -----
Income (Loss) From Continuing Operations
  Before Income Taxes and Minority
  Interest                                  192         49       28       294         52       28        -       -      (79)    (25)
Provision (benefit) for income taxes         75         15        6        86          9      (22)       -       -       (5)     (5)
Minority interest                             4          -        3       113         10        5        -       -        -       1
                                         ------     ------    -----     -----     ------    -----    -----   -----    -----   -----
Income (Loss) From Continuing Operations    113         34       19        95         33       45        -       -      (74)    (21)
Income From Discontinued Operations,
Net of Tax Benefit                            -          -        -         -          -        -        7       3        -       -
                                         ------     ------    -----     -----     ------    -----    -----   -----    -----   -----
Net Income (Loss)                        $  113     $   34    $  19     $  95      $  33    $  45     $  7    $  3    $ (74)  $ (21)
                                         ======     ======    =====     =====      =====    =====     ====    ====    =====   =====


                                                                   Southern Energy, Inc.
                                                          Financial Data by Segment (Unaudited)
                                                 For the Nine Months Ended September 30, 2000 and 1999

                                                                                                                      Corporate and
                                              Americas            Europe          Asia-Pacific        SE Finance       Eliminations
                                         -------------------------------------------------------------------------------------------
                                           2000      1999     2000     1999      2000     1999      2000     1999     2000     1999
                                          ------    ------   ------   ------    ------   ------    ------   ------   ------   ------
                                                                               (in millions)
Operating Revenues:
  Generation and energy marketing        $4,698     $ 513    $  (2)   $   -     $ 369    $ 202      $  -     $  -     $  -     $  -
  Distribution & integrated utility
  revenues                                  126       123      263      856         -        -         -        -        -        -
  Other                                       -         -        -        -        10        9         -        -        9        8
                                         ------     -----    -----    -----     -----    -----      ----     ----     ----     ----
  Total operating revenues                4,824       636      261      856       379      211         -        -        9        8

Operating Expenses:
  Cost of fuel, electricity and other
  products                                3,942       314       23      491         -        -         -        -        -        -
  Depreciation and amortization              87        48       58       64        97       64         -        -        2        2
  Other operating expenses                  496       190       99      119        60       94         -        -       81       22
                                         ------     -----    -----    -----     -----    -----      ----     ----     ----     ----
  Total operating expenses                4,525       552      180      674       157      158         -        -       83       24
                                         ------     -----    -----    -----     -----    -----      ----     ----     ----     ----
Operating Income (Loss)                     299        84       81      182       222       53         -        -      (74)     (16)

Other Income (Expense):
  Interest income (expense)                 (98)      (47)     (79)     (88)      (79)     (29)        -        -      (83)     (67)
  Net gain (loss) on sale of assets          11        20        9      272        (1)       -         -        -       (1)       1
  Equity in income of affiliates             27        19       56       36        49      103         -        -        -        -
  Other                                      12         7        5        5        16       18         -        -       16        5
                                         ------     -----    -----    -----     -----    -----      ----     ----     ----     ----
Income (Loss) From Continuing Operations
  Before Income Taxes and Minority
   Interest                                 251        83       72      407       207      145         -        -     (142)     (77)

Provision (benefit) for income taxes        105        34      (16)     102        (1)      (4)        -        -      (32)     (24)
Minority interest                             5       (7)       26      143        28       19         -        -        1        -
                                         ------     -----    -----    -----     -----    -----      ----     ----     ----     ----
Income (Loss) From Continuing Operations    141        56       62      162       180      130                        (111)     (53)
Income From Discontinued Operations,
Net of Tax Benefit                            -         -        -        -         -        -        20       10
                                         ------     -----    -----    -----     -----    -----      ----     ----     ----     ----
Net Income (Loss)                        $  141     $  56    $  62    $ 162     $ 180    $ 130      $ 20     $ 10    $(111)   $ (53)
                                         ======     =====    =====    =====    ======    =====      ====     ====    =====    =====


                                                            Southern Energy, Inc.
                                             Selected Balance Sheet Information by Segment (Unaudited)
                                                           At September 30, 2000

                                                                                         Corporate and
Assets                             Americas      Europe     Asia-Pacific   SE Finance    Eliminations       Total
                                 ------------ ----------- --------------- ------------ ---------------- ------------
                                                                (in millions)
Current Assets                      $  3,224      $  136       $    632      $    72        $     148     $  4,212

Property, Plant & Equipment,
  including Leasehold Interest         2,170       1,892          1,869            -               38        5,969

Total Assets                           7,428       3,871          4,564          724            1,128       17,715

Total Debt                             1,865       1,703          2,228          419            2,067        8,282

Common equity                          1,991         689          1,784          181           (1,953)       2,692


                 SOUTHERN ENERGY, INC. AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

OVERVIEW

The Company is a global independent power producer and a leading energy marketing and risk-management company, with extensive operations in the
Americas, Europe and Asia. The Company owns more than 12,600 megawatts of electric generating capacity around the world, including about 7,400 megawatts in the United States, with another 11,200 megawatts under advanced development. The Company is approximately 80 percent-owned by Southern.

In the Americas region, the Company owns and operates power plants in North America with a total generation capacity of over 7,300 MW and it controls over 1,700 MW of additional generating capacity through management contracts. The Company also has projects under development or pending acquisitions of over 11,000 MW, including over 5,000 MW of generation capacity from PEPCO. This acquisition is scheduled to close in the fourth quarter of 2000. On August 10, 2000 the Company completed the acquisition of the 40% interest, held by Vastar, of SCEM, which is now wholly-owned and consolidated in its financial statements. Through SCEM, the Company markets and trades energy and energy-linked commodities, including electricity, gas, coal and emission allowances. SCEM is one of the leading electricity and gas marketers in the U.S. In the Caribbean and South America, the Company has ownership interests in electric utilities, power plants and transmission facilities. These assets are located in the Bahamas, Trinidad and Tobago, Brazil and Chile. The Company is pursuing the sale of its Chilean subsidiary, and it recently sold its Argentine subsidiary.

         In Europe, the Company owns a 26% interest in Bewag AG, an electric utility serving over 2 million customers in Berlin, Germany. The Company also has a 49% economic interest in WPD, which distributes electricity to approximately 1.4 million end-users in Southwest England. On September 15, 2000, WPDL, a company jointly owned by one of the Company's subsidiaries and PPL Global, committed unconditionally to purchase any shares of Hyder, a U.K. company, tendered by Hyder shareholders. On October 30, 2000, WPDL finalized the acquisition of Hyder by making payment for the additional shares needed to bring WPDL's ownership over 90%. The Company's European marketing and risk management business began trading power in the Nordic energy markets in 1999 and the Company expects to begin marketing power in the Dutch, German, Swiss and Italian markets in the fourth quarter of 2000 and in 2001.

         In the Asia-Pacific region, the Company has a net ownership interest in over 3,000 MW of generation capacity in the Philippines and China. Most of the Company's revenues in the Asia-Pacific region are derived from contracts with government entities or regional power boards and are predominantly linked to the
U. S. dollar to mitigate foreign currency risk.

                 SOUTHERN ENERGY, INC. AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
    Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                    --------------------------------------------------
                                                         Third Quarter          Year-To-Date
                                                    --------------------------------------------------
                                                         (in millions)         (in millions)

  Revenues.........................................   $3,595         524%     $3,762         220%
Expenses
   Cost of fuel, electricity and other products..      3,260        1055%      3,160         393%
   Depreciation and amortization ................         22          33%         66          37%
   Selling, general and administrative...........        204         232%        241         122%
   Other operating...............................         17          28%         47          32%
Other Income (Expense)
   Interest expense..............................         44          37%        113          32%
   Net gain on sale of assets....................       (266)        (94)%      (275)        (94)%
   Equity in income of affiliates................         58         527%        (26)        (17)%
   Other, net....................................          7         350%         26         113%
Provision (benefit) for income taxes.............         11          15%        (52)        (48)%
Minority interest................................       (102)        (86)%       (95)        (61)%



         Operating revenues. The Company's operating revenues for the three and nine months ended September 30, 2000 were $4,281 million and $5,473 million, respectively, an increase of $3,595 million and $3,762 million over the same periods in 1999. The following factors were responsible for the increases in operating revenues:

o Revenues from generation and energy marketing products for the three and nine months ended September 30, 2000 were $4,159 million and $5,065 million, respectively, compared to $394 million and $715 million for the same periods in 1999. These increases of $3,765 million and $4,350 million, respectively, resulted primarily from the Company's acquisition of Vastar's 40% interest in SCEM effective on August 10, 2000, which is now consolidated in the Company's financial statements. The increases in revenue were also attributable to increased market demand in California as well as the commencement of commercial operations of new plants in North America in the fourth quarter of 1999 and the second quarter of 2000, and the Sual plant in the Philippines in the fourth quarter of 1999. The year-to-date increase is also due to the acquisition of the plants in California and New York.

o Distribution and integrated utility revenues for the three and nine months ended September 30, 2000 were $114 million and $389 million, respectively, compared to $284 million and $979 million for the same periods in 1999. These decreases of $170 million and $590 million, respectively, resulted from a reduction in revenues at WPD associated with the September 1999 sale of the SWEB supply business.

                 SOUTHERN ENERGY, INC. AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Operating expenses. Operating expenses for the three and nine months ended September 30, 2000 were $4,064 million and $4,945 million, respectively, increases of $3,507 million and $3,537 million, respectively, over the same periods in 1999. The following factors were responsible for the increases in operating expenses:

o Cost of fuel, electricity and other products for the three and nine months ended September 30, 2000 was $3,569 million and $3,965 million, respectively, compared to $309 million and $805 million for the same periods in 1999. Increases of $3,260 million and $3,160 million, respectively, resulted primarily from the Company's acquisition of the remaining 40% of SCEM, which is now consolidated in its financial statements. These increases were also attributable to higher natural gas prices and increased electricity market demand in California as well as the commencement of commercial operations of new plants in North America in the fourth quarter of 1999 and the second quarter of 2000, partially offset by the sale of the SWEB supply business. The year-to-date increase is also due to the acquisition of the plants in California and New York.

o Depreciation and amortization expense for the three and nine months ended September 30, 2000 was $89 million and $244 million, respectively, compared to $67 million and $178 million for the same periods in 1999. These increases of $22 million and $66 million, respectively, are due to the commencement of commercial operations of new plants in North America and the Company's Sual plant in the Philippines in 1999. The year-to-date increase is also due to the acquisition of the plants in California and New York.

o Selling, general and administrative expense for the three and nine months ended September 30, 2000 was $292 million and $438 million, respectively, compared to $88 million and $197 million for the same periods in 1999.
     The majority of these increases of $204 million and $241 million, respectively, resulted from additional variable marketing costs paid to SCEM, prior to the Company's acquisition of the remaining 40% of SCEM from Vastar, increased market demand associated with the Company's generating plants in North America, its acquisition of the remaining 40% of SCEM, the commencement of commercial operations of Sual and provisions taken related to revenues of its California operations under RMR contracts. The year-to-date increase is also due to the acquisition of the plants in California and New York. These increases were offset partially by the sale of the SWEB supply business and a loan receivable provision recorded in the third quarter of 1999 that related to the Company's operations in China.

o Other operating expense for the three and nine months ended September 30, 2000 was $78 million and $194 million, respectively, compared to $61 million and $147 million for the same periods in 1999. The majority of these increases of $17 million and $47 million, respectively, resulted from additional property taxes related to the commencement of commercial operations of new plants in North America. The year-to-date increase is also due to the acquisition of the plants in California and New York.

         Other Income (Expense). Other expense for the three and nine months ended September 30, 2000 was $24 million and $140 million, respectively, compared to other income of $217 million and $255 million from the same period in 1999. These changes of $241 million, and $395 million respectively, were primarily due to:

                 SOUTHERN ENERGY, INC. AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o Interest expense for the three and nine months ended September 30, 2000 was $162 million and $462 million, respectively, compared to $118 million and $349 million for the same periods in 1999. These increases of $44 million and $113 million, respectively, were due to interest on higher borrowings to finance acquisitions, fund dividends paid to Southern Company and the commencement of commercial operations of new plants in North America and of Sual in the Philippines.

o Net gain on sale of assets for both the three and nine months ended September 30, 2000 was $18 million, compared to $284 million and $293 million, respectively, for the same periods in 1999. These decreases of $266 million, and $275 million, respectively, were primarily due to the sale of the SWEB supply business in the third quarter of 1999 which resulted in a gain $286 million prior to taxes and other expenses.

o Equity in income of affiliates for the three and nine months ended September 30, 2000 was $69 million and $132 million, respectively, an increase of $58 million, and a decrease of $26 million, from the same periods in 1999. The increase for the quarter was primarily due to increases in income from the Company's operations in China, and from SCEM prior to the acquisition of the remaining 40% effective in August 2000. In addition, 1999 equity income was increased by $54 million as a result of the successful resolution of a dispute related to the Company's operations in China, partially offset by expenses related to personnel reductions at Bewag.

o Other, net for the three and nine months ended September 30, 2000 was $9 million and $49 million, respectively, an increase of $7 million and $26 million, from the same periods in 1999. The increase in the third quarter was primarily due to $3 million of insurance proceeds received for an equipment failure. The year-to-date increase includes additional income from the settlement of a commercial dispute with an outside advisor.

         Provision (Benefit) for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2000 was $85 million and $56 million, respectively, an increase of $11 million and a decrease of $52 million, respectively, for the same periods in 1999. The increase in the third quarter is primarily due to the substantial increase in income generated by the Americas Group, tax expense related to the Company's transition to a publicly traded company, as well as additional taxes related to a change in the Company's cash repatriation strategy for the Philippine operations. In addition, the Company released a provision of $29 million in the third quarter of 1999 due to a change in its business structure in China. The year-to-date decrease was also attributable to a favorable $20 million agreement reached at WPD in the first quarter of 2000 with the United Kingdom's taxing authority, Inland Revenue.

         Minority Interest. Minority interest for the three and nine months ended September 30, 2000 was $17 million and $60 million, respectively, a decrease of $102 million and $95 million, from the same periods in 1999. The decrease in the third quarter was primarily due to the sale of the SWEB supply business in the third quarter of 1999. The year-to-date decrease is offset partially by increased income from operations in the Philippines and South America.

                 SOUTHERN ENERGY, INC. AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Earnings

The Company's consolidated net income for the three and nine months ended September 30, 2000 was $98 million ($0.36 per share) and $292 million ($1.07 per share), respectively, compared to $156 million ($0.57 per share) and $305 million ($1.12 per share) for the corresponding periods of 1999. Earnings decreased by $58 million or 37.2% and $13 million or 4.3% for the third quarter and year-to-date 2000, respectively, when compared to the same periods of the previous year. The decrease in the Company's earnings is due primarily to two events. First, WPD sold the SWEB supply business in the third quarter of 1999, increasing net income by $78 million. Second, the Company incurred costs related to its transition to a publicly traded company of $28 million in the third quarter of 2000. Excluding the effects of these two events, net income for the three and nine months ended September 30, 2000 would have been $126 million ($0.46 per share) and $320 million ($1.18 per share), respectively, compared to $78 million ($0.29 per share) and $227 million ($0.83 per share) for the corresponding periods of 1999. The increases from operations of $48 million or 61.5% and $93 million or 41.0% for the third quarter and year-to-date 2000, respectively, when compared to the same periods of the previous year are attributable to the Company's business segments as follows:

Americas
Net income from the Americas Group totaled $113 million and $141 million for the three and nine months ended September 30, 2000, respectively. These increases of $79 million and $85 million, respectively, from the same periods in 1999 were primarily due to increased market demand and strong performance from its assets and marketing and risk management operations in California and New York as well as commercial operation of new plants in North America. The year-to-date increase is also due to the acquisitions of the plants in California and New York.

Europe
Net income from the Europe Group totaled $19 million and $62 million for the three and nine months ended September 30, 2000, respectively, a decrease of $76 million and $100 million, from the same periods in 1999. This decease in the third quarter was primarily due to the sale of the SWEB supply business in the third quarter of 1999, which resulted in a net gain of $78 million. This was offset partially in the same quarter by expenses related to personnel reductions at Bewag. Adjusting for the sale of the SWEB supply business, net income for the three and nine months ended September 30, 1999 would have been $17 million and $84 million, respectively.


Asia-Pacific
Net income from the Asia-Pacific Group totaled $33 million and $180 million for the three and nine months ended September 30, 2000, respectively, a decrease of $12 million and an increase of $50 million, from the same periods in 1999. The third quarter decrease in net income includes an increase in accrued income taxes in 2000 resulting from a change in the Company's cash repatriation strategy for the Philippine operations. The third quarter decrease is also attributable to the favorable resolution of disputes with outside parties in 1999. This is partially offset by the commencement of commercial operations at Sual and improved performance from the Company's operations in China. The increase in net income for the nine months ended September 30, 2000 is primarily attributable to the commencement of commercial operations at Sual.

                 SOUTHERN ENERGY, INC. AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SE Finance
Net income for the three and nine months ended September 30, 2000 was $7 million and $20 million, respectively, an increase of $4 million and $10 million, respectively, from the same periods in 1999. This increase is due to additional income from leases that were entered into in the fourth quarter of 1999.

Corporate
After-tax corporate costs produced a net loss of $74 million and $111 million for the three and nine months ended September 30, 2000, respectively, an increase of $53 million and $58 million, for the same periods in 1999. The increased loss primarily reflects costs of $28 million related to the Company's transition to a publicly traded company as well as additional compensation expenses related to the change in market value of its stock. In addition, the Company incurred increased interest expense related to additional corporate debt financings between the fourth quarter of 1999 and the third quarter of 2000 to fund acquisitions and dividends to Southern Company.

New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and for hedging activities. The Statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company intends to adopt the provisions of SFAS No. 133, as amended, on January 1, 2001.

The Company utilizes financial instruments to reduce its exposure to changes in interest rates and foreign currency exchange rates for some of its existing and forecasted debt instruments. The Company also enters into commodity-related derivatives to hedge exposure to changing prices on certain purchases and energy sales. Upon adoption, these instruments may qualify as cash flow hedges under SFAS No. 133, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur or are settled. Any hedge ineffectiveness will be recognized currently in net income. The Company also utilizes qualifying financial derivatives to hedge its net investments in foreign subsidiaries, with related gains and losses deferred in the cumulative translation adjustment, a component of other comprehensive income.

The Company has a number of energy purchases and sales contracts that meet the definition of a derivative under SFAS No. 133. In many cases, such transactions will meet the normal purchase and sale exception prescribed in SFAS No. 133 and the related contracts will be accounted for under the accrual method. However, the Company also enters into energy purchases and sales in its energy marketing and risk management business, which are marked to market through current period income under existing accounting requirements and will continue to be treated similarly under SFAS No. 133.

Management continues to assess the effects of adopting SFAS No. 133 on its consolidated financial statements. However, management expects the adoption of SFAS No. 133 to have a minimal impact on the Company's net income, but to increase volatility in other comprehensive income. Where derivatives do not meet the hedge accounting requirements or the normal purchase and sale exception, the Company continues to assess its action, which may include restructuring the derivative instruments, to minimize any potential volatility that may arise in net income. The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. When established, this further guidance may have additional impacts on the Company's financial statements.

                 SOUTHERN ENERGY, INC. AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Cash provided from operating activities totaled approximately $468 million for the nine months ended September 30, 2000 as compared to approximately $181 million for the same period last year, an increase of approximately 159%. This increase is primarily due to increased market demand in California as well as the commencement of commercial operations of new plants in North America in the fourth quarter of 1999 and the second quarter of 2000, and the Sual plant in the Philippines in the fourth quarter of 1999. The year-to-date increase is also due to the acquisition of the plants in California and New York.

As a result of the Company's separation from Southern Company, the Company has reviewed the current strategy of earnings deferral from Asia. On July 1, 2000, we adopted a strategy under which only a portion of the future earnings will be deferred in order to reinvest funds for further growth in the Philippines, fund construction efforts, or service debt obligations. The remaining earnings will be repatriated for reinvestment elsewhere or to service parent debt obligations.

Cash used in investing activities totaled $609 million for the nine months ended September 30, 2000 as compared to $1,538 million for the same period in 1999, a decrease of approximately 60%. The decrease is primarily attributable to the acquisitions of the California and New York operations as well as the commencement of operations, in 1999, of the Company's Sual plant in the Philippines, as capital expenditures for similar purposes were not made in the first nine months of 2000. The Company has used cash flows provided by financing activities primarily to finance investments in the Company's subsidiaries.

Cash provided from financing activities totaled approximately $541 million in for the nine months ended September 30, 2000 as compared to $1,426 million for the same period in 1999. The decrease is primarily attributable to financing the acquisitions of the California and New York operations in 1999. The Company's financing activities during the nine months ended September 1999 included $1,849 million of proceeds from the issuance of short-term and long-term debt. These inflows were partially offset by $504 million in payments of long-term debt, $503 million of dividends paid to Southern Company and $6 million in dividends to minority interests during the nine months ended 2000. The Company also issued notes receivable of $511 million primarily to finance the Hyder acquisition.

The Company expects its cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt and equity financings. The Company has generally financed the operations of the Company's project subsidiaries primarily under financing arrangements requiring extensions of credit to be repaid solely from each subsidiary's cash flows. In addition, subsidiaries financed in this manner are often restricted in their ability to pay dividends and management fees periodically to the Company by their respective project credit documents. These limitations usually require that debt service payments be current, debt service coverage ratios be met and there be no default or event of default under the relevant credit documents. There are also additional limitations that are adapted to the particular characteristics of each project affiliate.

The market price of the Company's common stock at September 30, 2000 was $31.37 per share and the book value was $9.90 per share based on the 272 million shares outstanding at September 30, 2000, representing a market-to-book ratio of 317%.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its energy marketing activities, the Company energy marketing and risk management subsidiaries enter into a variety of contractual commitments, such as swaps, swap options, cap and floor agreements, futures contracts, forward purchase and sale agreements, and option contracts. These contracts generally require future settlement and are either executed on an exchange or traded as OTC instruments. Contractual commitments have widely varying terms and have durations that range from a few days to a number of years, depending on the instrument.

The way in which the Company accounts for and presents contractual commitments in its financial statements depends on both the type and purpose of the contractual commitment held or issued. As discussed in the summary of accounting policies, the Company records all contractual commitments used for trading purposes, including those used to hedge trading positions, at fair value. Consequently, changes in the amounts recorded in the Company's consolidated balance sheets resulting from movements in fair value are included in trading revenues in the period in which they occur. Contractual commitments expose the Company to both market risk and credit risk.

Market Risk

Market Risk is the potential loss that the Company may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. The Company's exposure to market risk is determined by a number of factors, including the size, duration, composition, and diversification of positions held and the absolute and relative levels of interest rates, as well as market volatility and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. The most significant factor influencing the overall level of market risk to which the Company is exposed is its use of various risk management techniques. The Company manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies. The Company's risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods. These policies, including related risk limits, are approved by the Group boards and are regularly assessed by management to ensure their appropriateness given the Company's objectives.

       Net notional amounts of electricity, natural gas and crude oil at September 30, 2000 are as follows:

                                      Net Notional Amounts   Unit of Measure
                                     ----------------------- -----------------

      Electricity                          5,050,659            Mwh
      Natural gas                         16,872,820            Mmbtus
      Crude oil                           (1,027,319)           Barrels

The determination of net notional amounts does not consider any of the market risk factors discussed above. Net notional amounts are indicative only of the volume of activity and are not a measure of market risk. Market risk is also influenced by the relationship among the various off-balance sheet categories, as well as by the relationship between off-balance sheet items and items recorded in the Company's consolidated balance sheets. For all of these reasons, the interpretation of net notional amounts as a measure of market risk could be misleading. The net notional amounts of the Company's other commodity positions were immaterial at September 30, 2000.

The fair values of the Company's assets from risk management activities recorded in the consolidated balance sheets at September 30, 2000, was comprised primarily of approximately 43% electricity and 48% natural gas. The fair values of the liabilities from risk management activities recorded in the consolidated balance sheets at September 30, 2000, were comprised primarily of approximately 48% electricity and 44% natural gas.

Credit Risk.
In conducting its energy marketing and risk management activities, the Company regularly transacts business with a broad range of entities and a wide variety of end users, trading companies, and financial institutions. Credit risk is measured by the loss the Company would record if its counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, were not adequate to cover such losses. The Company has established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses master netting agreements whenever possible to mitigate the Company's exposure to counterparty credit risk. Master netting agreements enable the Company to net certain assets and liabilities by counterparty. The Company also nets across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, the Company may require counterparties to pledge additional collateral when deemed necessary.

Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual basis and a group counterparty basis.

No single counterparty represents 10% or more of the Company's credit exposure at September 30, 2000. The Company's overall exposure to credit risk may be impacted, either positively or negatively, because its counterparties may be similarly affected by changes in economic, regulatory, or other conditions.

PART II       -  OTHER INFORMATION

Item 1.          Legal Proceedings.

Reference is made to the section entitled "Business -Legal Proceedings" in the prospectus filed by Southern Energy, Inc. with the SEC on September 27, 2000 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with respect to Southern Energy's registration statement on Form S-1 (Registration No. 333-35390), for information regarding certain legal and administrative proceedings in which the Company is involved.

SE California. On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the Commission found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh, which will allow bids above $150/MWh to be accepted, but will subject such bids to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (b) elimination of the requirement that the California utilities sell into and buy from the PX, (c) establishment of independent non-stakeholder governing boards for the CAISO and the PX, and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. While the FERC concluded that it lacked the legal authority to order retroactive refunds, it moved the "refund effective date" to October 2, 2000, the date 30 days after the filing of the San Diego Gas & Electric Company complaint, which is the earliest refund effective date permitted by section 206 of the Federal Power Act. Rates for service after that date will remain subject to a refund condition until December 31, 2002. The FERC will receive comments on the November 1 Order for a three-week period, and will issue a final order by the end of this year. The extent to which the FERC's final order will depart from the November 1 Order cannot now be determined, and the Company cannot determine what effect any action by the FERC will have on its financial condition. In addition to the matters discussed above, the Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the results of operations or financial position of the Company.

(1) Reference is made to the Notes to the Financial Statements herein for information regarding certain legal and administrative proceedings in which the Company and its subsidiaries are involved.

Item 2.          Changes in Securities and Use of Proceeds

The  Company's  registration  statements  for  the  sale  of  its  common  stock
(Registration Statement No. 333-35390) and the 6 1/4% convertible trust preferred securities (Registration Statement No. 333-41680 and 333-41680-1) were declared effective by the SEC on September 26, 2000. On September 27, 2000, the Company began the initial public offering of the 58 million shares of its common stock, excluding the underwriters overallotment option, for an initial price of $22.00 per share and 6 million convertible trust preferred securities for an initial price of $50.00 per preferred security. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated were the joint book-running managers and the representatives of the underwriters for both offerings. Both offerings were completed with all shares of the common stock and convertible trust preferred securities having been sold on October 2, 2000. Simultaneously, the underwriters exercised options to purchase from the Company an additional 8,700,000 shares of common stock at the initial price of $22.00 per share and 900,000 convertible trust preferred securities at the initial price of $50.00 per preferred security. This transaction was completed on October 2, 2000. The net proceeds from the offerings, after deducting underwriting discounts and commissions payable by the Company, were $1,731 million. The Company used the net proceeds of the offerings to repay $900 million of short-term debt from credit lines and $578 million of commercial paper. The remaining proceeds were put into short-term investments to be used for general corporate purposes.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits.
                 --------

          (b)    Reports on Form 8-K.
                 -------------------

           Southern Energy, Inc. filed a Current Report on Form 8-K dated
             September 26, 2000.

                    Items Reported:                    Item 5
                                                       Item 7
                        Financial statements filed: None

           Southern Energy, Inc. filed a Current Report on Form 8-K dated
             October 25, 2000.

                    Items Reported:                    Item 9
                                                       Item 7
                        Financial statements filed: None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          SOUTHERN ENERGY, INC.


     By    /s/ James A. Ward
           James A. Ward
           Senior Vice President, Finance
           And Accounting
          (Principal Accounting Officer)



                                                       Date:  November 14, 2000