Form 10-K405
period 2000-12-31
MIRANT CORP
filed 2001-03-21
CIK 1010775

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                            _________________________

                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                               Mirant Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                          001-16107                   58-2056305
--------------------------------------------------------------------------------
 (State or other Jurisdiction of  (Commission File Number)    (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

  1155 Perimeter Center West, Suite 100, Atlanta, Georgia             30338
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                     (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:
 Title of each class                             Name of each exchange on
                                                 which registered
 -------------------                            --------------------------------

Common Stock, par value $0.01 per share           New York Stock Exchange

Company obligated mandatorily redeemable
Preferred securities,
$27.50 liquidation amount                         New York Stock Exchange

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

     Aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,667,576,400 on February 28, 2001, (based on $25 per share, the closing price in the daily composite list for transactions on the New York Stock Exchange for that day. As of March 1, 2001, there were 338,703,056 shares of the registrant's Common Stock, $0.01 par value per share outstanding.

TABLE OF CONTENTS

          PART I                                                        Page
Item 1    Business.....................................................     4

Item 2    Properties...................................................    29

Item 3    Legal Proceedings............................................    30
Item 4    Submission of Matters to a Vote of Security Holders..........    31
Item 4A   Executive Officers of Mirant Corporation.....................    31

          PART II

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters..........................................    33
Item 6    Selected Financial Data......................................    33
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................    36
Item 7A   Quantitative and Qualitative Disclosures About Market Risk...    53
Item 8    Financial Statements and Supplementary Data..................    67
Item 9    Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................    67

          PART III

Item 10   Directors and Executive Officers of the Registrant...........    67
Item 11   Executive Compensation.......................................    67
Item 12   Security Ownership of Certain Beneficial Owners
          and Management...............................................    67
Item 13   Certain Relationships and Related Transactions...............    67

          PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K..................................................    68

DEFINITIONS


TERM                   MEANING
Bewag................. Berliner Kraft-und Licht (Bewag)-Aktiengesellschaft
                        (currently Bewag AG)
Birchwood............. Birchwood Power Partner, L.P.
Brazos................ Brazos Electric Power Cooperative
CAISO................. California Independent System Operator
CEMIG................. Companhia Energetica de Minas Gerais
Capital Funding....... Southern Company Capital Funding, Inc.
Clean Air Act......... Clean Air Act Amendments of 1990
EDELNOR............... Empresa Electrica del Norte Grande S.A.
EPA................... U.S. Environmental Protection Agency
FASB.................. Financial Accounting Standards Board
FERC.................. Federal Energy Regulatory Commission
Hyder................. Hyder plc
IPP................... Independent Power Producer
Mirant Americas
 Energy Marketing..... Mirant Americas Energy Marketing, LP, formerly
                        Southern Company Energy Marketing L.P.  (SCEM)
MMBtu................. Million British thermal unit
MW.................... Megawatts
Mirant................ Mirant Corporation, formerly Southern Energy, Inc. (SEI)
Mirant Asia - Pacific. Mirant Asia-Pacific Limited, formerly Southern Energy
                        Asia-Pacific Limited
Mirant Americas
 Energy Capital....... Mirant Americas Energy Capital, LP, formerly
                        Southern Producer Services L.P.
Mirant Canal.......... Mirant Canal, LLC, formerly Southern Energy Canal, L.L.C.
Mirant California..... Mirant California, LLC, formerly Southern Energy
                        California, L.L.C. (SE California)
Mirant Delta.......... Mirant Delta, LLC, formerly Southern Energy Delta, L.L.C.
                       (SE Delta)
Mirant Mid-Atlantic... Mirant Mid-Atlantic, LLC, formerly Southern Energy
                        Mid-Atlantic, LLC
Mirant Potrero........ Mirant Potrero, LLC, formerly Southern Energy Potrero,
                        L.L.C. (SE Potrero)
Mirant Services, LLC.. Mirant Services, LLC formerly Southern Energy
                        Resources LLC
Mobile Energy......... Mobile Energy Services Company, L.L.C.
PEPCO................. Potomac Electric Power Company
PUHCA................. Public Utility Holding Company Act of 1935, as amended
PURPA................. Public Utility Regulatory Policies Act of 1978,as amended
Power Contracts....... Power Purchase Agreements
PowerGen.............. The Power Generation Company of Trinidad and Tobago
PX.................... California Power Exchange Corporation
SEB................... Southern Electric Brasil Participacoes, Ltda.
SE Finance............ SE Finance Capital Corporation
SFAS.................. Statement of Financial Accounting Standards
SIPD.................. Shandong International Power Development Company Limited
Southern or Southern
 Company.............. The Southern Company
State Line Energy..... State Line Energy, LLC
Vastar................ Vastar Resources, Inc.
WPD................... South Western Electricity plc trading as Western
                        Power Distribution
WPDH.................. WPD Holdings UK

                                     PART I

Item 1.  Business

OVERVIEW

    Mirant Corporation and its subsidiaries ("Mirant" or the "Company"), formerly known as Southern Energy, Inc., is a global competitive energy company with leading energy marketing and risk management expertise. Mirant has extensive operations in North America, Europe and Asia. With an integrated business model, Mirant develops, constructs, owns and operates power plants, and sells wholesale electricity, gas and other energy-related commodity products. Mirant owns or controls more than 20,000 megawatts of electric generating capacity around the world, with approximately another 9,000 megawatts under development. Mirant considers a project under development when it has contracted to purchase machinery for the project, it owns or controls the project site and is in the permitting process. These projects may or may not have received all of the necessary permits and approvals to begin construction. Mirant cannot provide assurance that these projects or pending acquisitions will be completed. In North America, Mirant also controls access to approximately 3.7 billion cubic feet per day of natural gas production, more than 2.1 billion cubic feet per day of natural gas transportation and approximately 41 billion cubic feet of natural gas storage. At December 31, 2000, Mirant was approximately 80 percent owned by Southern Company, which on February 19, 2001 announced plans to distribute to its stockholders all of its remaining interest in Mirant on April 2, 2001.

     Through Mirant's business development offices in the United States, Canada, Amsterdam, Hong Kong, Singapore, Milan, Zurich, Berlin and others, Mirant monitors U.S. and international economies and energy markets to identify and capitalize on business opportunities. Through construction and acquisition, Mirant has built a portfolio of power plants, electric distribution companies and electric utilities, giving the Company a net ownership and leasehold interest of over 17,400 MW of electric generating capacity around the world, and control of over 2,600 MW of additional generating capacity through management contracts. Mirant's business also includes managing risk associated with market price fluctuations of energy and energy-linked commodities for itself and its customers. The Company uses its risk management capabilities to optimize the value of its generating and gas assets and offer risk management services to others. Mirant also owns electric utilities with generation transmission and distribution capabilities and electricity distribution companies.

     Mirant was incorporated in Delaware on April 20, 1993.

STRATEGY

     Mirant's strategy is to expand its business through ownership, leasing or control of additional natural gas and electricity assets and to continue its rapid growth by capitalizing on opportunities in markets where Mirant's unique combination of strengths in physical asset management, electricity generation, management of gas assets and energy marketing and risk management services allows it to position the Company as a leading provider of energy products and services. Mirant is implementing its strategy through the development of new power plants (greenfield projects), the expansion of existing power plants (brownfield projects), acquisitions of power and gas assets competitively positioned in Mirant's targeted markets, contractual arrangements for the control of generation capacity and gas management facilities, the expansion of Mirant's marketing and risk management activities and the implementation of information technology and e-commerce applications. To secure wholesale supply agreements or to provide additional opportunities for growth, profitability or revenue stability, Mirant may enter into agreements to acquire, control or manage distribution and supply businesses or other energy aggregators in selected markets.

COMPETITION

    As a global competitive energy company, Mirant faces intense competition in all phases of the business in which it competes, both in the United States and in international markets. Mirant encounters competition from companies of all sizes, having varying levels of experience, financial and human resources and differing strategies. On the power generation side, Mirant competes in the development and operation of energy-producing projects, and its competitors in this business include various utilities, industrial companies and independent power producers (including affiliates of utilities). In Mirant's energy marketing and risk management business, it competes with international, national and regional full service energy providers, merchants, producers and pipelines in Mirant's ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transmission or transportation.

    During the transition of the energy industry to competitive markets, it is difficult for Mirant to assess its position versus the position of existing power providers and new entrants. This is due to the fact that each company may employ widely differing strategies in their fuel supply and power sales contracts with regard to pricing, terms and conditions. Further difficulties in making competitive assessments of Mirant arise from the fact that many states and countries are considering or implementing different types of regulatory and privatization initiatives that are aimed at increasing competition in the power industry. Additionally, Mirant's business is rapidly becoming more competitive due to technological advances in power generation, e-commerce enabling new ways of conducting business, the increased role of full service providers and increased efficiency of energy markets.

    In general, however, Mirant believes that its experience and expertise in assessing and managing market and credit risk will allow it to remain competitive during volatile or otherwise adverse market circumstances.

COMPLETED OR PLANNED ACQUISITIONS AND CONSTRUCTION ACTIVITIES

   The following discussion lists some plans and proposals which are underway and which Mirant anticipates will be realized; however, given the forward-looking nature of these discussions, no assurances can be given concerning such realization. Please refer to the "Special Note Regarding Forward-Looking Statements" and the "Additional Factors that Could Affect Future Performance" provided herein.

Completed or Planned Acquisitions

   Mirant Americas Energy Marketing, LP:

     Effective August 10, 2000, Mirant acquired Vastar Resources, Inc.'s 40% interest in Mirant Americas Energy Marketing for $250 million. Upon the closing of the transaction, Vastar transferred its interest in Mirant Americas Energy Marketing to Mirant and Mirant Americas Energy Marketing became Mirant's wholly owned indirect subsidiary and has been consolidated in Mirant's financial statements since August 10, 2000.

     In August 2000, as part of Mirant's acquisition of the remaining interest in Mirant Americas Energy Marketing, Mirant Americas Energy Marketing amended its gas purchase and sale agreement with Vastar to fix Vastar's delivery obligations to 1,075,000 MMBtu per day through 2001, 975,000 MMBtu per day during 2002, and 875,000 MMBtu per day during 2003 through 2007.

     Mirant Americas Energy Marketing entered into a three and a half year agreement, effective June 1, 2000, to manage the assets of Pan-Alberta Gas Ltd., the second-largest Canadian exporter of natural gas. As part of the transaction, Mirant Americas Energy Marketing subleased Pan-Alberta's office in Calgary, Alberta and will administer Pan-Alberta's businesses with Mirant Americas Energy Marketing's Atlanta-
based marketing and risk management operations. Pan-Alberta retains all obligations for current transportation and customer agreements, and Mirant Americas Energy Marketing will be entitled to use the assets at its discretion. Mirant Americas Energy Marketing can optimize the use of these assets, which include 8.3 billion cubic feet of gas storage capacity as part of the transaction.

     In addition to the agreements related to Pan-Alberta, Mirant Americas Energy Marketing announced on July 10, 2000 a similar relationship with CanWest Gas Supply, Inc., which is the largest natural gas aggregator in British Columbia, marketing the gas supply of more than 100 Canadian producers. The Pan-Alberta infrastructure will be used to manage the additional 500 million cubic feet per day previously marketed by CanWest Gas Supply, Inc.

     Mirant Americas Energy Marketing has formed a new independent energy trading consortium with 14 of the largest gas and energy marketers in the United States. In July 2000, the consortium joined the Intercontinental Exchange, an internet commodity marketplace based in Atlanta. The platform began trading energy commodities during the fourth quarter of 2000. Mirant expects the platform will provide increased trading liquidity and market efficiency as well as cost savings.

     During 2000, Mirant Americas Energy Marketing continued to enter into numerous natural gas transportation and storage agreements to ensure a reliable, cost-effective supply of natural gas for Mirant's U.S. generating assets and to obtain control of gas assets through financial contracts.

     In December 2000, Mirant Americas Energy Marketing signed a long-term agreement to manage all natural gas transportation and storage capacity for the primary Delaware and Maryland natural gas supply assets of Chesapeake Utilities Corporation.

     In January 2001, Mirant Americas Energy Marketing signed an agreement to manage approximately 19 billion cubic feet of natural gas storage and approximately .8 billion cubic feet of transportation capacity with Niagara Mohawk Holding, Inc.

     In January 2001, Mirant Americas Energy Marketing agreed to supply natural gas to and manage plant output of 120 MW of capacity of a California facility owned by Thermo Ecotek.

   Acquisition of Hyder:

     On September 15, 2000, WPD Limited, a company controlled jointly by a subsidiary of Mirant and PPL Corporation ("PPL"), acquired control of Hyder. In December 2000, WPD Limited completed its acquisition of all the outstanding shares of Hyder plc for a total purchase price for the ordinary shares of Hyder of approximately (pound)565 million (approximately $844 million), or 365 pence (approximately $5.45) per Hyder share, plus the assumption of approximately (pound)2.1 billion (approximately $3.1 billion) of debt as of March 31, 2000. At December 31, 2000, Mirant had a 49% economic interest and 50% of the voting control in WPD Limited.

     At the time of the acquisition, Hyder was the parent of a group of companies whose principal operating activities included the provision of regulated water and wastewater services for substantially the whole of Wales and electricity distribution in South Wales. It also owned subsidiaries that operated in the managed services and infrastructure businesses, virtually all of which have since been sold.

     On January 31, 2001, the water industry regulator gave its clearance to a proposed sale of the water and wastewater treatment business. On February 5, 2001, a binding agreement was signed with a third party to sell this business. Both the sale agreement and the regulator's clearance are subject to the satisfaction of certain conditions.

     On March 16, 2001, ownership of South Wales Electricity plc was transferred from WPD Limited to WPDH, another company controlled jointly by a subsidiary of Mirant and PPL. At the same time, other assets were transferred from WPD Limited to WPDH together with the effective transfer of debt.

   Acquisition of PEPCO Generation Assets:

     On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, closed the acquisition of PEPCO's generation assets in Maryland and Virginia. The net purchase price for these assets was approximately $2.75 billion, which included working capital and capital expenditures. As part of the acquisition, Mirant also assumed net liabilities, primarily transition power agreements and obligations under power purchase agreements, of approximately $2.4 billion. The acquired assets consist of four generating stations totaling 5,154 MW, three separate coal ash storage areas, a 51.5-mile oil pipeline, and an engineering and maintenance service facility and related assets. The Company also entered into a lease of the land on which the Potomac River station is located, power sales agreements with PEPCO under two separate transition power agreements with terms of up to four years, a local area support agreement with PEPCO requiring the Potomac River station to operate for purposes of supporting a local load pocket, a three-year operation and maintenance agreement for PEPCO's two generating stations located in the District of Columbia and the assumption of five of PEPCO's power purchase agreements totaling 735 MW.

     The Mirant Mid-Atlantic assets provide a range of capacity across the PJM Interconnection dispatch curve. The assets provide approximately 2,699 MW of average (base load) capacity, 1,400 MW of cycling capacity, and 1,233 MW of peaking capacity. Likewise, the assets consume a wide range of fuels and approximately 94% of the total generating capacity can burn multiple fuels.

     The Mirant Mid-Atlantic assets and leased facilities are located in the PJM Interconnection market, which encompasses all or a part of Pennsylvania, New Jersey, Maryland, Virginia and the District of Columbia. The PJM Interconnection market is the largest centrally-dispatched power pool in the United States with over 220,000 gigawatt-hours ("GWh") of annual sales. The PJM Interconnection market enables the participants to buy and sell energy and ancillary services, schedule bilateral transactions and reserve transmission service.

   Ilijan:

     On November 13, 2000, Mirant announced that it acquired, through its subsidiaries, a 20% interest in a 1,251MW power station under construction in the Philippines for approximately $35 million. The station, fueled by natural gas, includes a 20-year energy conversion agreement with National Power Corporation ("NPC"). NPC receives the rights to 1,200 MW of the station's capacity. Mirant's partners in the project are Korea Electric Power Corporation (51%), Mitsubishi Corporation (21%), and Kyushu Electric Corporation (8%).

     NPC is responsible for constructing a new 500 kilovolt ("kV") transmission line and has awarded the contract to Sumitomo. Construction commenced in June 2000. The source of the natural gas is the Malampaya gas field in Palawan, which is being developed by a consortium of Shell, Texaco and the Philippine National Oil Company. The offshore and on-shore pipelines are reportedly on schedule for completion by October 2001, consistent with the schedule for the Ilijan power plant.

     The plant is currently being constructed by a consortium of United Engineers International, Inc., Raytheon-Ebasco Overseas Ltd. (now Washington Power), and Mitsubishi Heavy Industries. Mirant expects the construction to be completed on schedule in the first quarter of 2002.

   Jamaica Public Service Company Limited:

     Jamaica Public Service Company Limited ("JPSCo") is the state owned and operated fully integrated electric utility on the island of Jamaica, the third largest island in the Caribbean. The utility owns and operates 23 generating plants, 53 substations, and 1,115 and 11,741 kilometers of transmission and distribution lines, respectively. JPSCo generates, purchases, and transmits power to approximately 480,000 residential, government, commercial and industrial customers on the island.

     Mirant is proposing to acquire 80% of the stock of JPSCo, the sole provider of electricity on the island, for $201 million. The acquisition is anticipated to close on March 30, 2001. Currently, JPSCo is 99% owned by the Government of Jamaica ("GOJ") and operates under a 39-year All-Island Electric License. Under the provisions of the license, the Company is under the direction of the Ministry of Mining and Energy and is subject to monitoring and rate regulation by the Office of Utilities Regulation ("OUR"). Including capacity available under power purchase agreements with IPPs on the island, JPSCo has electric generation capacity of 668.4 MW and net power generation of 3,159 GWh as of March 31, 2000.

   Italy:

     Mirant, through an alliance with Energia Italiana S.p.A. and Verbund Italia S.r.l., is pursuing the acquisition of certain generating assets owned by Elettrogen S.p.A., the first bundle (5,400 MW) of generation assets that Enel S.p.A. is being required to sell. The alliance submitted a non-binding offer on February 9, 2001.

Construction Projects

   Wisconsin:

     On May 8, 2000, Mirant commenced operations of its Neenah plant, a 302 MW natural gas-fired electric generating plant located in Neenah, Wisconsin. The plant provides electricity during periods of very high (peak) demand. All of the capacity and electric power output from the plant are sold to Wisconsin Electric Power Company under an eight-year power purchase agreement entered into in August 1998.

     The Company has approved the construction of an 894 MW power plant in Portage County, Wisconsin. The planned project is a 586 MW combined-cycle unit and four peaking units totaling 308 MW. Assuming completion of state and local permitting, the plant should be operational by summer of 2003.

   Michigan:

     Mirant is currently developing an 848 MW natural gas-fired electric generating plant at a previously undeveloped (greenfield) site in Zeeland, Michigan. The Zeeland project is being built in two phases.

     Phase I is a 298 MW combustion turbine facility designed to provide electricity during peak demand periods. This phase is expected to become operational June 2001. Mirant Zeeland, LLC ("Mirant Zeeland") will initially sell all of the Phase I capacity and electricity power output to Mirant Americas Energy Marketing under a five-year power purchase agreement. Mirant Americas
Energy Marketing has in turn agreed to sell the output of this phase to Engage Energy.

     Phase II is a 550 MW combined-cycle facility which would allow the plant to operate during periods of base load and higher than average (intermediate load) demand. This phase is expected to be operational by July 2002. Mirant plans to sell the plant's capacity to customers in the East Central Area Reliability Council market through marketing agreements with Mirant Americas Energy Marketing.

     Mirant has acquired the right to complete development of a 560 MW project in Wyandotte, Michigan, south of Detroit. The development will be on a site formerly used for a variety of industrial purposes. The Company has obtained air permits for the site. This project will use combined-cycle configuration. Expected operation is to begin summer 2003.

   California:

     Mirant is currently planning to expand its plants in the San Francisco area by 1,050 MW. In January 2000, Mirant Delta filed an application for certification with the California Energy Commission for a proposed expansion of the Contra Costa plant. Mirant Potrero filed a similar application for certification in May 2000. Mirant expects these projects to begin commercial operation during 2003.

   Nevada:

      Mirant is developing a 500 MW natural gas-fired combined cycle project fifteen miles northeast of Las Vegas, Nevada in the Apex industrial park. The power project is scheduled for commercial operation in the first quarter of 2003. Mirant is also in the permitting process of an additional 500 MW natural gas-fired combined cycle plant to be built on the Apex site. Mirant expects to complete the permitting process by June 2001 and to begin commercial operation in the third quarter of 2003. The Apex project will sell its capacity and electric power output in southern Nevada, desert southwest or the California SP-15 markets. Mirant Americas Energy Marketing will assist the project in marketing its output and procuring its fuel.

   New England:

     Mirant is planning to add approximately 835 MW total capacity to the plants in Cambridge and Sandwich, Massachusetts, and expects to commence commercial operation of these expansions in 2002 and 2004.

   New York:

    In March 2000, Mirant filed an application with the State of New York Department of Public Service for authorization to construct a 785 MW combined cycle facility on a 98-acre site adjacent to the Bowline plant. In addition, Mirant has filed an application with the New York Department of Public Service to construct a 4.2-mile 24-inch natural gas line to meet the current and future natural gas needs of the Bowline plant. This line would connect directly to the existing Columbia gas transmission system. Mirant expects to start commercial operation of the new power facility in 2003 and the new gas line in 2001.

   Texas:

     Mirant Texas, LP is currently constructing Units 3 and 4, representing 248 MW, of its natural gas-fired generating plant in the Dallas-Fort Worth metropolitan area. Mirant expects these units to become operational in June 2001. Mirant Texas, LP was formed to develop, construct and operate a 546 MW natural gas-fired electric generating plant in the Dallas-Fort Worth metropolitan area. The plant will operate a total of four units with two operating during periods of peak demand and a third combustion turbine with a corresponding steam turbine that can be operated during periods of base load and intermediate load demand (a combined-cycle unit). Units 1 and 2, representing 308 MW, became operational on June 1, 2000. Construction has begun on the remaining 248 MW, Units 3 and 4, which Mirant expects to become operational in June 2001.

   Arkansas:

     Mirant is currently constructing a 550 MW natural gas-fired, combined-cycle project in Wrightsville, Arkansas. The power project, which is scheduled for commercial operation in June 2002, is being undertaken by a limited liability company jointly owned by a subsidiary of Mirant (51%) and a subsidiary of Kinder Morgan (49%). The Kinder Morgan subsidiary has responsibility for the engineering, procurement and construction of the power plant.

   Louisiana:

     A subsidiary of Mirant is currently constructing a 726 MW natural gas-fired power plant at a previously undeveloped site near Perryville, Louisiana. The project subsidiary has been organized as a limited liability company named Perryville Energy Partners, LLC ("PEP") jointly owned by a subsidiary of Mirant, and a subsidiary of Cleco Corporation. Each of the owners holds a 50% interest in the limited liability company. PEP is in the process of negotiating definitive project agreements, including a credit facility, an operations and maintenance agreement and an engineering, procurement and construction agreement.

     Mirant expects the first phase of the project, a 150 MW gas turbine peaking plant designed to operate in periods of peak demand, to be in commercial operation in the summer of 2001. The second phase of the project, which Mirant expects to become commercial in mid-2002, is a 550 MW combined-cycle plant designed to supply electricity during periods of base load and intermediate demand. The project will primarily serve the wholesale power market defined by Entergy's transmission system. PEP has agreed to sell the capacity and electricity generated by the plant to Mirant Americas Energy Marketing under a 20-year tolling agreement.

   Virginia:

     Mirant is planning to build a natural gas-fueled power plant in Danville, Virginia. The initial phase is a 320 MW facility designed to provide electricity during peak demand periods. Assuming timely completion of appropriate state and local permitting, Mirant plans to have the power plant operational by 2003 or 2004. The power plant could potentially have 870 MW of generation capacity when expanded to a combined-cycle configuration. The conversion to a combined-cycle configuration would occur if Mirant determines that the power plant is needed for its day-to-day electricity production needs.

   Illinois:

     Mirant is planning to build a 480 MW natural gas-fueled power plant in the industrial center of Rockdale, Illinois, a town southwest of Chicago. The proposed plant is a 480 MW facility designed to provide electricity during peak demand periods. Assuming timely completion of state and local permitting, Mirant plans to have the power plant operational by 2003 or 2004.

   Indiana:

     Mirant approved development of a power plant in Terre Haute, Indiana. The planned design calls for two turbines to initially run as a 300 MW peaking plant in 2002. The permitting process is underway, and Mirant hopes to convert the plant to a combined-cycle configuration by 2004 with 560 MW of base load generation capacity.

   Maryland:

     Mirant plans to seek approval from the Maryland Public Service Commission to add new natural gas-fired electricity generating capacity at the Dickerson Generating Station in northwest Montgomery County, Maryland. Mirant's Mid-Atlantic subsidiary is planning to build two gas-fired combustion turbines equipped with a waste heat recovery system. The proposed combined-cycle system would generate a total of 530 MW. The project also includes the installation of a 210 MW heat steam generator on two existing combustion turbines to create another combined cycle unit. The proposal would increase the Dickerson station's generating capacity by 740 MW to a total of 1,577 MW.

   Italy:

     Mirant with a local Italian partner, Techint Finanziaria S.r.l., is developing a number of sites around Italy for the development and construction of three to four 380 MW plants. Mirant has filed its first Environmental Impact Assessment ("EIA") to build a 380 MW combined-cycle gas turbine plant in the Abruzzo region of central Italy. The expected permitting process period is approximately 12 months.

BUSINESS SEGMENTS

     For selected financial information about Segments see Note 16 of the "Notes to Consolidated Financial Statements".

AMERICAS

     Mirant has ownership and control of power generation and natural gas assets and energy marketing operations in North America and generation, transmission and distribution operations in South America and the Caribbean. Mirant owns and leases power plants in North America with a total generation capacity of over 12,300 MW, and it controls over 2,600 MW of additional generating capacity through management contracts. This includes the generating assets recently acquired in Maryland and Virginia, which when combined with the Company's other generating assets gives Mirant generation assets within each of the major U.S. markets which the Company has strategically targeted. Mirant also has projects under development or pending acquisitions of over 8,500 MW. In North America, Mirant also controls access to approximately 4 billion cubic feet per day of natural gas production, more than 2 billion cubic feet per day of natural gas transportation and almost 40 billion cubic feet of natural gas storage. Through Mirant Americas Energy Marketing, Mirant markets and trades energy and energy-linked commodities, including electricity, gas, coal, oil, pulp and paper, weather derivatives and emission allowances. Mirant Americas Energy Marketing is one of the leading electricity and gas marketers in the U.S. In the Caribbean and South America, Mirant has ownership interests in electric utilities, power plants and transmission facilities. These assets are located in the Bahamas, Trinidad and Tobago, Brazil and Chile. Mirant is pursuing the sale of its Chilean subsidiary and the acquisition of 80% of the outstanding shares of the Jamaica Public Service Company.

   Mirant Americas Energy Marketing

     Mirant Americas Energy Marketing conducts marketing and risk management of energy and energy-linked commodities, including electricity, natural gas, oil, coal and emissions allowances in North America. Mirant Americas Energy Marketing procures fuel for, and markets electricity generated by, Mirant's North American facilities that are not committed under long-term contracts. In addition, Mirant Americas Energy Marketing provides marketing of these and other energy-linked commodities to third parties. Mirant Americas Energy Marketing owns two seats on and is a member of the New York Mercantile Exchange.

     Mirant Americas Energy Marketing provides a full range of asset management services and risk management products. Services include natural gas transportation management, storage optimization, and full wholesale requirements. As part of its agreement with Brazos Generation and Transmission Cooperative, Mirant Americas Energy Marketing meets Brazos' full wholesale requirements and has the ability to market excess energy from Brazos' more than 1,650 MW of generating and contractual capacity.

   U.S. Generating Assets

   Mirant California:

     Mirant's wholly owned subsidiary, Mirant California, LLC through its wholly owned subsidiaries, owns generating assets in California with a total capacity of 2,938 MW, which include facilities that operate during both intermediate load and peak demand levels. These plants are located in close proximity to or in San Francisco. The output from the plants is sold into the California market by means of daily and hourly energy sales to the California Department of Water

Resources ("DWR"), bilateral agreements and reliability-must-run contracts with the CAISO for sales of real-time energy and ancillary services to the CAISO.

     The plants have entered into fuel supply, service and marketing agreements with Mirant Americas Energy Marketing through which Mirant Americas Energy
Marketing: (i) supplies fuel to the plants; (ii) bids, schedules and dispatches the units in the market; (iii) handles the settlement and billing process for counterparties; and (iv) assists in the administration of and compliance with Mirant California's obligations under its contracts with the CAISO. For a discussion on developments in California and the western power markets, please see the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" provided herein.

   Mirant New England:

     Mirant's wholly owned subsidiary, Mirant New England, Inc. ("Mirant New England"), owns various power plants, with a total capacity of 1,238MW. The plants in Cambridge and Sandwich, Massachusetts, which are designed to operate during periods of intermediate load and peak demand, are located in close proximity to Boston, a major center for electricity demand in New England. The Martha's Vineyard diesel units supply electricity on the island of Martha's
Vineyard during periods of high demand or in the event of a transmission interruption. The Wyman Unit 4 Interest is a 1.4325% ownership interest (equivalent to 9 MW) in the 614.5 MW Wyman Unit 4 located on Cousin's Island, Yarmouth, Maine. It is primarily owned and operated by the Florida Power and Light Group. The project companies have entered into fuel supply, energy services and power marketing agreements with Mirant Americas Energy Marketing.

   Mirant New York:

     Mirant's wholly owned subsidiaries  (collectively referred to as Mirant New
York) own various power plants and related assets in the state of New York with a total generating capacity of 1,668 MW. The project companies have various agreements with Orange and Rockland Utilities through July 1, 2004, under which Mirant New York will operate the plants as called upon by Orange and Rockland Utilities to ensure its system reliability. The project companies also entered into various transition agreements with Orange and Rockland Utilities and Consolidated Edison to provide energy and installed capacity to Orange and Rockland Utilities and Consolidated Edison for specified periods after the closing. A transition power sales agreement with Orange and Rockland Utilities under which Mirant Americas Energy Marketing was obligated to sell capacity (under an assignment from Mirant New York) expired on October 31, 2000. The project companies have entered into fuel supply, energy services and power marketing agreements with Mirant Americas Energy Marketing.

   Mirant Mid-Atlantic:

     See the description of Mirant  Mid-Atlantic  assets in the  "Acquisition of
PEPCO   Generation   Assets"  in  the  section  titled   "Completed  or  Planned
Acquisitions" above.

   State Line:

     Mirant through a subsidiary, State Line Energy, owns the 515 MW State Line facility located near Chicago, a major center of electricity demand in the Midwest. Exelon owns the switchyard and transmission facilities connecting the State Line station to the Exelon transmission system, as well as the coal inventory and the emissions allowances associated with the State Line facility.

     State Line Energy supplies power to Com Ed under a 15-year power purchase agreement expiring in 2012. Exelon territory consists of northern Illinois and contains 70% of Illinois' population. In its regulated service area, Com Ed delivers power to approximately 3.4 million customers.

   Birchwood:

     Birchwood is a limited partnership which owns the nominal 242 MW Birchwood power facility. The facility is a coal-fired cogeneration plant located approximately 12 miles southeast of Fredericksburg, Virginia. Mirant owns a 50% interest in Birchwood, with the remaining 50% owned by a subsidiary of Cogentrix Energy, Inc. Power generated at the plant is sold to Virginia Power.

     Birchwood sells electricity to Virginia Power under a 25-year power purchase agreement. Under the power purchase agreement, Birchwood sells all electricity generated by the facility to Virginia Power through 2021.

   Mirant Wisconsin:

     See the description of Mirant Wisconsin assets under "Wisconsin" in the section titled "Construction Projects" above.

   Mirant Wichita Falls:

     Mirant Wichita Falls, LP, an 77 MW gas-fired electric generating plant, is designed for periods of base load demand, consisting of three gas turbines and one steam turbine, fueled by natural gas. The turbines use propane gas as a backup fuel. The facility is operated by Vetrotex CertainTeed Corporation
("Vetrotex") under an operations and steam sales agreement. Under this agreement, Vetrotex also purchases steam from the plant. In addition, the Company has entered into a four-year tolling agreement with Mirant Americas Energy Marketing for capacity and electricity generated by the plant.

   Mirant Texas:

     See the description of Mirant Texas assets under "Texas" in the section titled "Construction Projects" above.

   Mirant Americas Energy Capital, LP

     In February 1999, the Company formed Mirant Americas Energy Capital, LP to engage in the business of providing secured financing to proven independent oil and gas producers for the purpose of developing, acquiring or refinancing and/or producing oil and gas properties in North America as a way of obtaining rights to marketable oil and natural gas. Mirant believes that Mirant Americas Energy Capital also enables Mirant Americas Energy Marketing to aggregate gas commodities for its marketing efforts. Typically, Mirant Americas Energy Capital provides financing in exchange for the rights to market those commodities, which rights would be exercised by Mirant Americas Energy Marketing. Mirant Americas Energy Capital plans to utilize various structures for its investments, including senior secured debt, volumetric production payments, prepayment purchases, equity participation and mezzanine financings. Mirant expects all of Mirant Americas Energy Capital's investments to be secured by the underlying commodity available for extraction based on an independent appraisal of the value of the assets and for repayment to be made from production proceeds.

     All of Mirant Americas Energy Capital's loans are secured with collateral in excess of the loan amounts. In connection with its investments, Mirant Americas Energy Capital intends to realize returns from interest on debt instruments, marketing rights, royalty income, equity and warrants. In addition, Mirant Americas Energy Capital provides price risk management services to its customers. Mirant Americas Energy Capital has entered into a marketing agreement with Mirant Americas Energy Marketing under which Mirant Americas Energy Marketing has a right of first offer with respect to energy commodities obtained by Mirant Americas Energy Capital.

     The Caribbean

   Freeport Power Company Limited ("Freeport Power"):

     Through its subsidiaries, Mirant owns 55.4% of Freeport Power, an integrated utility that generates, transmits, distributes and sells electricity on Grand Bahama Island. It operates oil-fired generation facilities with a total capacity of 126 MW and provides electricity to approximately 16,500 residential, commercial and industrial customers on the island.

     Freeport Power has the exclusive right and obligation to supply electric power to Grand Bahama Island. Freeport Power's rates are approved by the Grand Bahama Port Authority.

   Power Generation Company of Trinidad and Tobago ("PowerGen"):

     Through its subsidiaries, Mirant owns a 39% interest in PowerGen, a 1,045 MW power generation company that owns and operates three gas-fired plants located on the island of Trinidad in the Caribbean. The electricity produced by PowerGen is provided to the Trinidad and Tobago Electricity Commission, the state-owned transmission and distribution monopoly, which serves nearly 300,000 customers on the islands of Trinidad and Tobago and which holds a 51% interest in PowerGen.

     PowerGen initially entered into a 15-year power purchase agreement with the Trinidad and Tobago Electricity Commission, which expires in 2009. The Trinidad and Tobago Electricity Commission's obligations under the Trinidad power purchase agreement are unconditionally guaranteed by the government of Trinidad and Tobago.

     Since the acquisition of the facilities in 1994, PowerGen has substantially improved the operations of the power plants. During the four years prior to the acquisition, the plants were available for operation approximately 65% of the time. Since the acquisition, the operating availability of these facilities has risen to approximately 82%. PowerGen supplies approximately 74% of the energy in Trinidad and Tobago. The InnCogen power plant, with an installed capacity of 225 MW of capacity, is the only other generation facility in Trinidad.

   South America

   CEMIG:

     Mirant through its subsidiaries owns an indirect economic interest of 3.6% in CEMIG, a fully integrated utility that generates, transmits, distributes and sells electricity in the southeast region of Brazil. Mirant's subsidiary SEB (partners are The AES Corporation and institutional investors) has a shareholders agreement with the State of Minas Gerais (which retained a majority of the CEMIG voting shares). The agreement establishes, among other things, SEB's vote in the management of CEMIG. It grants SEB the right to elect three members of the eight-member management council and grants SEB veto rights over key operating issues such as significant changes in the budget. In addition, SEB may elect four of the 11 members of the board of directors of CEMIG.

     CEMIG is the second largest Brazilian electric company, as measured by GWh of energy sold, providing approximately 97% of the electricity consumed in Minas Gerais. Minas Gerais is the second most populous state in Brazil with approximately 17 million residents. Minas Gerais is one of the most mineral-rich states in Brazil and has an extensive watershed. Minas Gerais is also a principal place of business for companies that are among the most energy-intensive in the region including companies in the aluminum, cement, steel and mining industries.

     CEMIG has a distribution concession in Minas Gerais, covering an area of approximately 216,300 square miles that expires on February 18, 2016. CEMIG may apply for a 20-year extension of the concession. CEMIG has approximately 200,000 miles of transmission and distribution lines. CEMIG supplies electricity to approximately five million customers and has added an average of approximately 200,000 new customers annually.

     Virtually all of CEMIG's generation capacity is hydroelectric. As of December 31, 2000, CEMIG operated 37 hydroelectric power plants, two thermal plants and one wind farm. Seven hydroelectric plants account for approximately 92% of CEMIG's total capacity of 4,955 MW.

   EDELNOR:

     Mirant, through its subsidiaries, has an 82.3% ownership interest in EDELNOR, a partially integrated electric utility engaged in the generation, transmission and marketing of electric power in the Sistema Interconectado del Norte Grande, an interconnected power grid in northern Chile. The major purchasers of electricity in the Sistema Interconectado del Norte Grande are industrial mining companies that produce copper, Chile's largest export, and five electric distribution companies that provide power to the region's 740,000 inhabitants and to some small industrial and commercial customers.

     EDELNOR owns generating facilities with a total capacity of approximately 538 MW, and operates 567MW, including 28 MW which it leases. EDELNOR also owns and operates approximately 1,060 kilometers (657 miles) of high voltage transmission lines, 15 substations and other ancillary transmission facilities.

     EDELNOR currently owns an approximate 21% interest in Nor Andino, a 1,066 kilometers (661 miles) natural gas pipeline project which transports natural gas from gas fields in northern Argentina to northern Chile. EDELNOR has invested approximately $91 million in the project. Electroandina, a subsidiary of Tractebel, has signed U.S. dollar-indexed, substantially "take-or-pay" gas transportation agreements with Nor Andino to supply two 412 MW gas-fired plants. These contracts began during the last quarter of 1999. EDELNOR has signed a similar agreement sufficient to supply its Mejillones III combined-cycle unit.

     In December 1998, Mirant announced its intention and continues to pursue the sale of its interest in EDELNOR.

EUROPE

     In Europe, Mirant owns a 49% economic interest in WPDH which distributes electricity to approximately 1.4 million end-users in southwest England and approximately 1 million end-users in South Wales. Mirant also owns a 49% economic interest in WPD Limited, which provides water and wastewater treatment services to most of Wales and adjoining parts of England. A binding sale agreement has been signed to sell the water and wastewater treatment services business, subject to the satisfaction of certain conditions. Mirant also owns a 26% interest in Bewag, an electric utility serving over 2 million customers in Berlin, Germany. Mirant's European marketing and risk management business began trading power in the Nordic energy markets in 1999. Mirant began trading power in Germany, the Netherlands and Switzerland in 2000 and expects to start gas trading in the UK on the International Petroleum Exchange ("IPE") in 2001. Mirant's other target markets for energy marketing and trading include Austria, Italy and central Europe.

     Mirant Corporation has begun permitting activities in Italy for the construction of greenfield projects and is pursuing acquisition of Elettrogen, the first bundle of generation assets that Enel is being required to sell. Mirant has signed an agreement with General Electric to purchase nine equipment packages for use throughout Europe.

   Bewag:

     Mirant  holds a 26% economic  interest  and 28.68% of the voting  rights of

Bewag. Bewag is a vertically integrated utility with 29 power and steam units generating 2,955 MW of electricity and 5,740 MW of thermal energy sold for heating. Electric power is transmitted to Bewag's approximately 2.2 million electric customers over 39,000 kilometers of cable, most of which is underground. In 2000, both sides of Berlin were interconnected with the supra regional German 380 kV by a newly constructed 380 kV line.

     Bewag earns approximately 75% of its revenues from electricity sales. In addition to electricity, Bewag provides district heating for approximately 500,000 residential and commercial customers. Bewag has an approximate market share of 30% of the heating market in Berlin through its district heating system. Heat sales comprise approximately 22% of Bewag's revenue.

     Mirant has a 30-year shareholders agreement with PreussenElektra AG ("Preussen"), a subsidiary of VEBA AG ("VEBA"), and Bayernwerk AG
("Bayernwerk"), a subsidiary of VIAG AG and VIAG AG ("VIAG") that specifies governance issues and key financial elements. Under the shareholders agreement, decisions on major business items (e.g., major capital investments and divestments, establishment of new business lines, amount of the dividend and ratification of Bewag's annually revised five-year business plan) require approval by Mirant and Bayernwerk, effectively giving both members veto rights over major decisions made by the utility.

    On June 16, 2000, VEBA and VIAG merged to create a new company named E.on AG. Subsequently, on July 13, 2000, Preussen and Bayernwerk combined to create a core energy subsidiary known as E.on Energie AG ("E.on Energie"). E.on Energie made concessions to the European Union to obtain approval for the merger. Among these concessions is the sell-down of several holdings, including its 49% share of Bewag, its shares in VEAG, the East German generation and high-voltage transmission company, and its shares in Laubag, a lignite mining company supplying most of VEAG's fuel. As part of a separate merger approval process, the German utility RWE has also been required to sell its shares in VEAG and Laubag. VEAG has approximately 7,000 MW of lignite-fired and 2,700 MW of pumped-storage hydroelectric power plants, and has announced its intention of merging with Laubag. E.on Energie and RWE have announced their intention to sell their shares in VEAG and Laubag to Hamburgische Electricitaets-Werke AG ("HEW"), and this transaction is currently awaiting regulatory approval. In separate negotiations with HEW, Bewag has secured an option expiring in June 2002 to increase its holding in VEAG from the current level of 6.25% to a maximum level of about 44% should HEW successfully complete the acquisition.

     Mirant has publicly stated its interest in acquiring a controlling position in Bewag and supporting Bewag's participation in VEAG to strengthen its position in the market. On August 10, 2000, E.on Energie announced that it had reached an agreement with Hamburgische Electricitaets-Werke AG (HEW) to sell E.on Energie's 49% share of Bewag effective January 1, 2001. On August 15, 2000, the Berlin high court issued a preliminary injunction, at Mirant's request, to prevent the sale of E.on Energie's shares in Bewag to HEW. This injunction was upheld on December 4, 2000, but has been appealed by E.on Energie. The appeal proceedings are still in the early stages. The matter is also in the process of binding arbitration. E.on Energie has submitted a counterclaim to the arbitrators seeking, among other things, recovery of damages it claims it suffered as a result of the injunction. Upon E.on Energie's request, Mirant instituted legal proceedings in the state court of Berlin seeking confirmation of the injunction of the Berlin court. The outcome of the pending proceedings is uncertain. Mirant, through its subsidiaries, has made an offer to purchase E.on Energie's 49% interest in Bewag. Mirant has also stated its willingness to negotiate a settlement with E.on Energie and HEW that would result in joint control of Bewag by HEW and Mirant.

   Regulatory Environment:

     In September 1999, the Federal Cartel Authority announced that Bewag would have to allow access by other suppliers to approximately 20% of the 400 MW of transmission capacity into Berlin which is controlled by Bewag. Since completion of the high voltage line in November 2000, other power suppliers can now access the Berlin network as required by the Federal Cartel Authority.

     The European Union has endorsed a directive which broadly aims to open electricity markets to customer choice and competition known as the Directive Concerning Common Rules for the Internal Market in Electricity. In response to this directive, a new German Energy Industry Act was introduced in April 1998. The Energy Policy Act of 1992 provides for customer choice for all consumers of electricity, and Bewag's customers may now choose their electricity supplier on a competitive basis. In accordance with the requirements of the Energy Act, the six integrated generation companies which own the high voltage grid entered into two voluntary agreements providing for third-party access to the transmission system, subject to the exceptions permitted under the Energy Act. The voluntary agreements have led to published pricing for transmission and distribution charges in several areas of Germany and competition for customers. Further changes in the regulatory environment are expected to considerably simplify third-party access and lead to a drop in fees. Mirant believes that Bewag will need to continue to reduce its costs and increase its supply pricing competitiveness as a result of the deregulation of the German electricity market.

   WPD Holdings UK:

     Mirant owns a 49% economic interest and 50% of the voting control in WPDH, with the balance of ownership being held by a subsidiary of PPL. WPDH owns WPD and South Wales Electricity plc. These are two of the privatized regional electricity companies in England and Wales licensed to distribute and to a limited extent, generate electricity. A distribution company owns, manages and operates electricity power lines. The primary activity is the receipt of electricity from the national grid transmission system and its distribution to end-users of electricity that are connected to the distribution company's power lines. These end-users are customers of licensed supply businesses, which in turn are the distribution business customers. Virtually all electricity supplied to end-users in WPD's and South Wales Electricity plc's areas is transported through its distribution network, thus providing distribution volume that is stable from year to year. WPD and South Wales Electricity plc are the only distributor of electricity in their authorized areas, and Mirant believes that economic, environmental and regulatory factors are likely to prevent competitors from entering the distribution business in their authorized areas.

     WPD's authorized area extends from Bristol and Bath in the northeast to Lands End and the Isles of Scilly in the southwest. The largest cities and towns in this area are Bath, Bristol, Exeter, Plymouth and Taunton and the principal industrial end-users, in terms of electricity usage, are involved in china clay extraction, ship repair, fertilizer production, aerospace, defense engineering, cement and paper manufacturing and water supply. WPD's fastest growing category of end user is commercial. Commercial activity in the area is mostly service-based and includes retail, financial and business services, electronics, and technology-related businesses. There are approximately 1.4 million end-users connected to WPD's network.

     South Wales Electricity plc operates the electricity network in South Wales with approximately 18,700 kilometers of overhead electricity lines and 14,300 kilometers of underground cable. Most of the population in South Wales is concentrated in a coastal belt to the west and east of Cardiff, and in the valleys to the north of this belt; the remainder of the area is sparsely populated. The region has a substantial manufacturing sector with the highest concentration of electronics, electrical and optical instrument manufacture in the UK. South Wales Electricity plc's distribution network provides electricity to approximately 1 million end-users.

   Ancillary Businesses:

     WPDH also has ancillary business activities that support its main electricity distribution businesses. These include electricity generation, real estate and telecommunications. WPDH owns generating assets with 11 MW of capacity used to back up the distribution network. In addition, WPDH owns minority interests in windfarms and a 15.4% interest in Teesside Power Limited, owner of a 1,925 MW natural gas-fired, combined-cycle plant. WPDH markets and develops real estate no longer used in the distribution businesses and is developing an income stream from the rental of fiber optic cables primarily attached to the overhead distribution networks.

   WPD Limited UK:

     See the description of WPD Limited in the "Acquisition of Hyder" section titled "Completed or Planned Acquisitions" above.

   Regulatory Environment:

     The political and regulatory climate in the UK has changed significantly since Mirant's acquisition of WPD in 1995. There are currently a number of issues affecting the electricity industry, including separation of distribution and supply businesses, market dominance and new generation build-up. Mirant has proactively taken steps to adjust to these changes, and it does not expect any of these changes to have a material adverse impact on Mirant.

    Virtually all electricity end-users in England and Wales are connected to the distribution system of the regional electricity companies and cannot choose their electricity distributor. The Office of Gas and Electricity Markets (the industry regulator) controls the revenues earned by WPD and South Wales Electricity plc in their distribution businesses by applying a price control formula that sets the maximum average price per unit of electricity distributed. The elements used in the formula are generally established for a five-year period and are subject to review by the regulator. In December 1999, the regulator published final price proposals following its review of the distribution revenue for distribution businesses. For WPD, these proposals represent a 20% reduction to distribution prices from April 1, 2000, followed by a reduction in real terms of 3% each year after April 1, 2001. For South Wales Electricity plc, these proposals represent a 26% reduction to distribution prices from April 1, 2000, followed by a reduction in real terms of 3% each year after April 1, 2001. This price control is scheduled to operate until March 2005. In response, WPD has implemented a plan to maximize efficiency and customer service as a focused distribution company. In order to achieve these objectives, WPD has reduced staffing levels by approximately 10%. The reductions primarily affected administrative and corporate functions, with minimal impact on field staff, in order that customer service is not affected. WPD is currently evaluating further opportunities to reduce ongoing operating costs. The combination of the two distribution businesses is expected to deliver significant savings on overhead costs, particularly in respect of information technology where the incremental cost of a second distribution business is relatively low. Other savings are expected through the application of WPD's experience in managing information technology projects, in purchasing efficiency savings and in the use of technology to manage more efficiently the maintenance of the South Wales network.

     The UK electricity regulator is introducing competition in metering activities, namely meter fixing (providing, installing, certifying and repairing meters) and meter reading. Meter fixing must be undertaken by authorized providers, of which both WPD and South Wales Electricity plc are two. Based on the anticipated regulation, the original carrying value of metering assets was impaired. As a result, WPD recorded an impairment loss of (pound)22 million ($31 million) in the fourth quarter of 1999 to reflect the amount by which the carrying value of metering assets exceeded their fair value. The fair value was determined by computing the present value of estimated future cash flows attributable to the assets.

     WPD and South Wales Electricity plc also face a legal issue relating to their use of a pension surplus to offset the employers' cost of providing early pensions to terminated employees and certain other items. An independent pension arbitrator has issued a ruling directing that another industry employer should refund such amounts with interest to the Electricity Supply Pension Scheme ("ESPS"). The ESPS provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the UK. This ruling is currently being appealed to the House of Lords; a determination is not expected before April or May 2001. The majority of both WPD's and South Wales Electricity plc's employees are ESPS members. The Company cannot provide assurance that this appeal will succeed or that neither WPD nor South Wales Electricity plc's will be required to refund to the ESPS any amounts previously used to fund early retirement costs, which management estimates to be approximately (pound)29 million (approximately $43 million). Under SFAS No. 87 "Accounting for Pensions," Mirant does not anticipate any immediate impact to its net income.

   Mirant Europe B.V. ("Mirant Europe"):

     Mirant Europe, based in Amsterdam, supports the Company's asset and business development activities, acquisition efforts and future generation facilities in Europe through market research and analysis, financial structuring consultation and joint marketing efforts. Mirant Europe's services include fuel procurement, risk management and control, and physical and financial energy trading. The Company coordinates, where possible, Mirant Europe's infrastructure development, risk policies and procedures and overall corporate activities with Mirant Americas Energy Marketing to ensure that knowledge, experiences, systems and governance philosophies are appropriately leveraged.

     During the second quarter of 1999, Mirant Europe began trading electricity in the Nordic power market, the most liquid and liberalized power market in Europe at the time. By December 31, 2000, Mirant Europe had traded approximately 210 terawatt-hours ("TWh") in the Nordic market, primarily on the Nord Pool power exchange.

     In addition to trading on the Nord Pool power exchange, Mirant Europe has met all requirements necessary for physical spot trading on the Amsterdam Power Exchange, on the Leipzig Power Exchange and the European Energy Exchange in Frankfurt. Mirant expects that activity levels will depend on market development and liquidity of those markets. Mirant is also able to actively participate in physical and financially settled trading throughout Mirant's target market extending through the North-South corridor from the Nordic region through Central Europe to Northern Italy. Mirant Europe began trading power in Germany, The Netherlands and Switzerland in 2000. Mirant's other target markets for energy marketing and trading include Austria, Italy and central Europe.

     Through coordinated efforts with Mirant's European asset development team, Mirant Europe intends to position its European energy business as a significant industry participant in the wholesale fuels, electricity generation and energy commodity trading segments of the European energy market. Mirant has identified the liberalizing markets of Western and Central Europe as the focus of its growth strategy in Europe. In conjunction with Mirant's trading operations in Amsterdam, Mirant's goal is to integrate generation assets with energy trading and marketing. In addition to Mirant's operations in Amsterdam, it has opened regional marketing and business development offices in Germany, Italy and Switzerland. Each office is charged with developing opportunities ranging from structured and origination transactions to acquisition of assets or control of assets through contractual arrangements. Mirant intends to support existing participants in the market and to forge alliances that will prove mutually beneficial with local partners.

ASIA-PACIFIC

     Mirant through wholly owned subsidiaries owns Mirant Asia-Pacific, one of Asia's largest independent power producers with experience in developing, constructing, owning and operating electric power generation facilities in Asia. The majority of Mirant Asia-Pacific's assets are located in the Philippines, with additional assets located in China and Australia. Mirant has a net ownership interest in approximately 3,100 MW of generation capacity in the Philippines and China, with ownership interest in another 250 MW under construction in the Philippines and another 59 MW under construction in China, a coal mining company in Australia and a development team and corporate staff based in Hong Kong. Mirant is currently conducting business development activities in six countries: Australia, China, India, the Philippines, South Korea and Singapore. Most of Mirant's revenues in the Asia-Pacific region have been derived from contracts with government entities or regional power boards and are predominantly linked to the U. S. dollar to mitigate foreign currency exchange risk.

   Philippines

     Mirant Asia-Pacific has a net ownership interest in six plants in the Philippines totaling 2,040 MW of capacity. Mirant Asia-Pacific has long-term energy conversion agreements with NPC, for almost all of this capacity. Under the energy conversion agreements, Mirant Asia-Pacific accepts fuel from NPC and converts that fuel to energy. NPC is the national electric company and the majority of its obligations to Mirant Asia-Pacific project companies are supported by Republic of the Philippines' guarantees.

     The Mirant Asia-Pacific subsidiaries receive compensation under energy conversion agreements for fixed capacity fees, variable energy fees and other incidental fees. The energy conversion agreements are executed under the government's build-operate-transfer program. At the end of the term of each energy conversion agreement, the associated plant is required to be transferred to NPC, free from any lien or payment of compensation. NPC acts as both the fuel supplier and the energy off-taker under the energy conversion agreements. NPC procures all of the fuel necessary for each plant, at no cost to Mirant Asia-Pacific's subsidiary, and has accepted substantially all fuel risks and fuel related obligations other than each plant's actual fuel burning efficiency. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to the dispatch level of the plant. The majority of capacity fees are denominated in U.S. dollars. The energy fees and other incidental fees have both U.S. dollar and Philippine Peso components that are both indexed to inflation rates.

     The energy conversion agreements contain a provision under which NPC bears most of the financial risks for both political force majeure and change of law. The majority of NPC's obligations under the energy conversion agreements are guaranteed by the full faith and credit of the Philippine government.

     All of the projects in the Philippines have been granted preferred or pioneer status which, among other things, has qualified them for income tax abatements of three to six years. The expiration dates of the abatements for Pagbilao and Sual are 2002 and 2005, respectively.

   Sual

     Mirant Asia-Pacific holds a 91.91% interest in the Sual plant, a 1,218 MW coal-fired plant at Sual, Pangasinan, located approximately 216 kilometers (130 miles) north of Manila in the Philippines. The Sual plant consists of two 609 MW units that commenced commercial operation in October 1999. The International Finance Corporation and CDC Group plc (formerly Commonwealth Development Corporation) are the other shareholders. NPC purchases 1,000 MW of the Sual plant's capacity. Most revenues are paid in U.S. dollars into an offshore account administered by a loan trustee. Mirant Asia-Pacific is attempting to sell the remaining capacity of the Sual plant to other customers in the Philippines.

   Pagbilao

     Mirant Asia-Pacific holds an 87.2% interest in the Pagbilao plant, a 735 MW coal-fired plant located 100 kilometers (62 miles) southeast of Manila. The Pagbilao plant consists of two 367.5 MW units. The International Finance Corporation, CDC Group plc and the Asia Development Bank are the other shareholders. Most revenues are paid in U.S. dollars into an offshore account administered by a loan trustee.

   Navotas I and II

     Mirant Asia-Pacific holds a 90% interest in the Navotas I plant, a 190 MW fuel oil-fired plant located at the Navotas Fishport Complex, north of Manila. The Asian Development Bank is the other shareholder. Mirant Asia-Pacific also holds a 100% interest in the Navotas II plant, a 95 MW fuel oil-fired plant located at the Navotas Fishport Complex.

   Southern Energy Mobile, Inc.("SEMI")

     Mirant Asia-Pacific subsidiary, SEMI, owns four units totaling 14 MW. Three units comprise an "inside-the-fence" plant located in the province of Bulacan where it provides power to a yarn manufacturing company under a 15-year energy generation agreement. The other unit provides power to a local utility in the province of Mindoro under a 20-year power sales agreement. SEMI has also entered a long-term energy supply agreement in the province of Bataan where it supplies electricity to a polyethylene plant. The source of electricity for this energy supply agreement will be jointly from Sual and NPC.

   Deregulation and Privatization

     In April 2000, the Philippine House of Representatives passed the Electricity Industry Reform Act ("Reform Bill") substantially in the form of the government legislative bill which had proposed comprehensive restructuring in order to deregulate the market for electricity. Counterpart legislative bills have also been passed in the Senate, the last piece of which was approved in June 2000, that seek to deregulate the local electricity industry along different lines. The two power restructuring bills are now pending consideration in a House-Senate Bicameral Conference Committee for consolidation. In January 2001, a new President and administration took office. Recent policy announcements by the new administration indicate that restructuring legislation remains a priority in the new government's legislative agenda and that its passage is currently being pursued by both the Executive and Legislative Departments before the 11th Congress adjourns in June 2001.

     The Reform Bill seeks to establish, within three years from its effectiveness, competition in the retail supply of electricity and open access to the transmission and distribution systems. Prior thereto, concerned government agencies are mandated to establish a wholesale electricity spot market, ensure the unbundling of transmission and distribution wheeling rates and remove existing cross-subsidies provided by industrial and commercial users to residential customers.

     Moreover, within three years from the effectiveness of the Reform Bill, privatization is mandated for at least 70% of the NPC's generating assets and contracts. Power Sector Assets and Liabilities Management Corporation ("PSALM"), a government-owned and controlled corporation, was created to manage the orderly sale, disposition and privatization of all existing assets, liabilities, IPP contracts, real estate and all other disposable assets of the NPC. PSALM is also mandated to administer and conserve the assets and IPP contracts, as well as liquidate all liabilities transferred to it.

     The Reform Bill, as currently drafted, is not expected to have a material impact on the existing assets and operations of Mirant Asia-Pacific. Consistent with the announced policy of the government, the Reform Bill contemplates continued payments of NPC's obligations under its energy conversion agreement contracts such as those with Mirant Asia-Pacific subsidiaries. The energy conversion agreements of Mirant Asia-Pacific are not assignable and will, therefore, remain with NPC or its successor corporation following privatization. NPC or its successor corporation may sell its beneficial interest in the energy conversion agreements as part of the privatization.

   Clean Air Act

     In July 1999, the Philippines enacted legislation, Republic Act No. 8749, otherwise known as the Philippine Clean Air Act of 1999, which applies to stationary emission sources and other operating plants. The Department of Environment and Natural Resources has promulgated Administrative Order No. 2000-81, the Act's Implementing Rules and Regulations ("IRRs"), which took effect on November 25, 2000 and which are in the process of being implemented. Provisions of the Clean Air Act affect the compliance of operating plants and their ability to serve as base load capacity for the grid. However, the IRRs provided regulatory flexibility for existing stationary sources, which have difficulty complying with the requirements of the Act, to achieve full compliance by July 2004.

     The provisions of the Clean Air Act and past practice of the Department of Environment and Natural Resources suggest potentially increasingly stringent standards in emissions from all sources to maintain and/or improve the air quality. This may require additional controls or equipment on some of Mirant Asia-Pacific's plants in order to comply with the emission reduction goals and targets set forth in the Clean Air Act.

     Mirant believes that the Sual plant can comply with the current requirements of the Clean Air Act and the IRRs. Some additional pollution controls or other expenditures may be required for the Pagbilao plant and Bulacan plant to comply with the IRRs. Mirant does not expect these expenditures to be material. Mirant believes that the Navotas I and II will not be affected significantly by the Clean Air Act and the IRRs. Mirant Asia-Pacific has been closely following the development of the Implementing Rules and Regulations and is making contingency plans which are capable of meeting the standards under the IRRs within the timeframe of the implementation of the IRRs.

   China

   Shajiao C

     Mirant Asia-Pacific holds a 32% interest in the Shajiao C plant, a 1,914 MW coal-fired power plant located close to Hong Kong at Shajiao, Guangdong Province, China. Shajiao C is the largest coal-fired power plant in Guangdong Province. The plant is made up of three 638 MW units that began commercial operation in June 1996. The operation and off-take agreement has an initial term of 20 years and expires in June 2016.

     All power produced at the plant is sold to Guangdong Generation Corporation and Guangdong Electric Power Holding Company. These two entities are responsible for operating and maintaining the plant and are also responsible for coal supply. Each of them receives an operations fee, calculated on the basis of electricity generated and a minimum take-or-pay requirement. Guangdong Generation Corporation and Guangdong Electric Power Holding Company bear demand risk through a contractual take-or-pay requirement, which imposes a minimum annual offtake quantity of approximately 62% of total generation capacity, subject to risks such as force majeure and construction defects. Guangdong Generation Corporation and Guangdong Electric Power Holding Company also bear fuel risks. Force majeure affecting fuel delivery does not relieve them of their take-or-pay obligation.

     While Guangdong Generation Corporation operates the plant pursuant to a contractual agreement between the parties, a subsidiary of Mirant Asia-Pacific, in its capacity as a partner in the Guangdong Power joint venture, provides management and operational support for the facilities on a day-to-day basis.

   Shandong International Power Development Company Limited

     Mirant has a 9.99% interest in Shandong International Power Development Company Limited ("Shandong International Power"). Shandong International Power is the largest independent power producer in China's Shandong province. Shandong Electric Power (Group) Company, the sole purchaser of electricity as well as the grid operator in Shandong province, is the largest shareholder of Shandong International Power. Shandong International Power sells power to Shandong Electric under an offtake contract, pursuant to which Shandong Electric agrees to purchase power in an amount based on average generation of comparably sized units in all Shandong Province plants under its jurisdiction. The power is purchased by Shandong Electric at a price pursuant to a tariff intended to allow Shandong International Power to recover costs plus a specified return on its average net book value of fixed assets. Shandong Electric has also granted to Shandong International Power an option to acquire, develop and operate future power projects within Shandong Province for which Shandong Electric Power has development rights.

     At December 31, 2000, Shandong International Power held interests in 19 coal-fired power generating units including two 567 MW units, five 114.8 MW units, two 278 MW units, eight 282 MW units and two 284 MW units for a total installed capacity of 5,088 MW, of which its net ownership interest represents 4,439 MW.

     Shandong province, with a population of 88 million people and an installed electricity generating capacity of approximately 18,000 MW, has China's second-largest independent provincial power grid. Shandong is also one of six provinces and municipalities that the Chinese central government has designated as pilot sites for the deregulation of the power industry.

   Australia

   Kogan Creek

     Mirant Asia-Pacific has entered into a shareholders agreement with CS Energy Limited ("CS Energy") to develop the Kogan Creek Power Station in Queensland and has also formed an alliance with CS Energy to develop other energy projects in Australia. The agreements stipulate the joint development of the Kogan Creek station, which is expected to be a 750 MW coal-fired power station located 280 kilometers west of Brisbane. CS Energy has acquired 40% of the project while Mirant Asia-Pacific has retained 60%.

     Based on evaluations of the supply and demand balance in Queensland, Mirant and CS Energy are aware of a current surplus of generating capacity, and consequently, plan to proceed with the Kogan Creek project at an undetermined future date based on market demand. Financial close of Kogan Creek is unlikely prior to 2003.

   Allied Queensland Coal Pty. Ltd. ("Allied Queensland Coal")

     Mirant Asia-Pacific also holds a 100% interest in Allied Queensland Coal, a coal mining company located in Queensland, Australia. Allied Queensland Coal has certain exploration and mining rights over approximately 1.3 billion tons of high quality, low-sulfur steaming coal. Allied Queensland Coal mines and processes up to 800,000 tons of coal each year for sale to a combination of domestic and export markets.

   India

   Balagarh

     Mirant is currently pursuing partial ownership of a 500 MW coal-fired power project to be constructed north of Calcutta, India. Mirant has entered into a shareholders agreement with the Calcutta Electricity Supply Company Limited, a private sector company which is the local public utility supplying power exclusively to major parts of Calcutta. The Calcutta Electricity Supply Company is the main sponsor of the project, and Mirant is the co-sponsor.

   Hirma

     Mirant is in initial development of a 3,960 MW mine-mouth project in the state of Orissa, in eastern India. This plant would provide power to the Power Trading Corporation of India Limited ("PTC"), a Government of India controlled corporation set up in 1999. The project has been qualified by the Government of India as a Mega Project under the Government of India's recently revised Mega Power Project Policy and would therefore be eligible to receive a waiver of import taxes and duties. In January 1999, a Joint Development Agreement was signed with Reliance Industries Limited to be an equal co-sponsor. Key project agreements are currently being negotiated with the PTC and other Government Authorities. The tariff has been approved by the Central Electricity Regulatory Commission and a review petition is awaiting hearing. At the present time, there is no fixed target date for financial close.

Regulatory Environment

  International Regulation

     Mirant's international operations are subject to regulation by various foreign governments and regulatory authorities. The laws and regulations that apply to each of Mirant's international projects are more fully discussed under the description of the particular project listed above.

  U.S. Public Utility Regulation

     The U.S. electric industry is subject to comprehensive regulation at the federal and state levels. Currently, most of Mirant's U.S. facilities are exempt wholesale generators under PUHCA. Mirant's exempt wholesale generators are subject to regulation by the FERC under the Federal Power Act regarding rate matters and by state public utility commissions regarding non-rate matters. The majority of Mirant's generation from exempt wholesale generators is sold at market prices under market rate authority granted by the FERC, although the FERC has the authority to impose cost of service rate regulation if it determines that market pricing is not in the public interest. Mirant's exempt wholesale generators are also subject to the FERC regulation relating to accounting and reporting requirements, as well as oversight of mergers and acquisitions, securities issuances and dispositions of facilities.

     State or local authorities have historically regulated the distribution and retail sale of electricity, as well as the need for siting and the construction of generating facilities. In addition, Mirant's exempt wholesale generators may be subject to a variety of state and local regulations regarding maintenance and expansion of their facilities and financing capital additions if the financing is subject to state public service commission regulation. Outside of the Electric Reliability Council of Texas, the wholesale power sales of Mirant's exempt wholesale generators are subject exclusively to the FERC regulation under the Federal Power Act and to market regulation institutions, such as regional transmission group and independent system operator market monitoring initiatives authorized by the FERC.

     Prior to the distribution of Mirant's common stock by Southern Company currently planned for April 2, 2001, Mirant remains subject to regulation under the PUHCA, as a subsidiary of a public utility holding company and must continue to conduct its business in accordance with SEC orders authorizing Southern Company and Mirant to engage in the business of developing energy projects and owning and operating exempt wholesale generators, foreign utility companies, qualifying facilities, domestic and Canadian marketing of natural gas and electricity and other energy-related activities. Prior to the distribution, Mirant may not acquire public utility assets or the securities of public utility companies, unless these assets or companies qualify as exempt wholesale generators, foreign utility companies or qualifying facilities, without SEC approval under the PUHCA.

     It is possible that one or more regulatory authorizations for Southern Company and Mirant to conduct its operations may expire. The authorization under the PUHCA which allows Mirant and its subsidiaries to pay dividends from unearned surplus in accordance with applicable corporate law and applicable covenants to security holders, has been extended and will expire June 30, 2001. If Southern Company has not completed the distribution of Mirant's common stock by June 30, 2001, and if the SEC does not extend the order beyond that date, cash may be trapped in some of Mirant's subsidiaries, reducing its cash management flexibility and increasing its need for working capital and external financing.

     Following the distribution, Mirant does not expect to be subject to the PUHCA unless or until it acquires the securities of a public utility company or public utility assets that are not exempt as an exempt wholesale generator, foreign utility company or qualifying facility. The PUHCA, the Federal Power Act and applicable state laws may limit Southern Company and its remaining subsidiaries' ability to contract with or provide services to Mirant.

     Following the distribution of Mirant's stock by Southern Company, Mirant will compete with Southern Company. As a result of market information restrictions imposed by the FERC Code of Conduct, Mirant has not had access to market intelligence concerning the Southeast region that is possessed by Southern Company and other energy marketers that have been active in the Southeast region for a number of years.

     Congress is considering legislation to modify federal laws affecting the electric industry. Bills have been introduced that propose to both PURPA and the PUHCA. The previous Congress also introduced legislation that would allow retail customers to choose their energy supplier. Mirant can expect to see similar legislation in the 107th Congress. In addition, various states have either enacted or are considering legislation designed to deregulate the production and sale of electricity. Deregulation is expected to result in a shift from cost-based rates to market-based rates for electric energy and related services. Although the legislation and regulatory initiatives vary, common themes include the availability of market pricing, retail customer choice, recovery of stranded costs and separation of generation assets from transmission, distribution and other assets. It is unclear whether or when all power customers will obtain open access to power supplies. Decisions by regulatory agencies may have a significant impact on the future economics of the power marketing business.

     In emergency conditions, such as have recently occurred in California, Mirant's public utility operations may be subject to extraordinary and costly emergency service requirements. The United States Department of Energy recently exercised its emergency authority to require interconnections and sales of power into the California market, and further orders of this nature may be issued with respect to either the California market or other markets in the event the Department of Energy or other state or federal regulatory agencies deem emergency conditions to exist.

     The FERC has issued power and gas transmission initiatives that require electric and gas transmission services to be offered on an open-access basis unbundled from commodity sales. Although these initiatives are designed to encourage wholesale market transactions for electricity and gas, Mirant cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission additions in specific markets.

     In Canada, Canadian national and provincial governments have instituted natural gas regulations also designed to encourage the development of competitive markets. However, Mirant cannot predict the timing and scope of the development of a competitive market in Canada or the effect of these or future regulations on these markets.

     Mirant's Birchwood facility is subject to regulation as a qualifying facility under PURPA. As a qualifying facility, Birchwood is exempt from most provisions of the Federal Power Act and state laws relating to securities, rate and financial regulation. PURPA requires electric utilities (i) to purchase electricity generated by qualifying facilities at a price based on the utility's avoided cost of purchasing electricity or generating electricity itself, and
(ii) to sell supplementary, back-up, maintenance and interruptible power to qualifying facilities on a just, reasonable and non-discriminatory basis. To qualify for qualifying facility status, the Birchwood facility must satisfy requirements regarding the production of useful thermal energy as well as limitations on the extent of ownership by utilities or utility affiliates.

   Environmental Regulation

     Mirant's operations are subject to extensive federal, state, local and foreign laws and regulations relating to air quality, water quality, waste management, natural resources and health and safety. Mirant's projects and facilities in foreign markets create exposures and obligations to the national, provincial and local laws of each host country, including environmental standards and other requirements imposed by these governments. Mirant's compliance with these environmental requirements necessitates significant capital and operating expenditures related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities. Mirant's expenditures, while not prohibitive in the past, are anticipated to increase in the future along with the increase in stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets Mirant operates that are subject to environmental regulation. Mirant cannot provide assurance that future compliance with these environmental requirements will not adversely affect its operations or financial condition.

     Mirant's operations in Europe are subject to comprehensive environmental regulation similar to that in the United States, and these regulations are expected to become more stringent in the future. Additionally, like many countries of the world, the governments of China, the Philippines, Trinidad and Tobago and several other countries recently have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management.

     Over the past several years, the utility industry, state, federal and foreign governments and international organizations have been concerned about global climate change. Because Mirant's fossil fuel-fired plants emit carbon dioxide, the costs of any "greenhouse gas" restrictions could adversely affect its operations. The impact of the Kyoto Treaty on Mirant's domestic and foreign facilities and operations remains uncertain.

     The environmental laws and regulations in the United States illustrate the comprehensive environmental regulations which govern Mirant's operations. Mirant's most significant environmental requirements in the U.S. result from the Clean Air Act and the 1990 Clean Air Act Amendments. Under the Clean Air Act, Mirant is required to comply with a broad range of restrictions concerning air emissions, operating practices and pollution control equipment. Several of Mirant's facilities are located in metropolitan areas such as New York City, Boston, Chicago or San Francisco, classified by the EPA as not achieving the ambient air quality standards which trigger the most stringent air regulation requirements.

    In the future, Mirant anticipates increased regulation of its facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA, several states and several foreign countries are in the process of enacting more stringent air quality regulatory requirements. For example, the EPA recently promulgated a new regulation, known as the "Section 126 Rule," which allocates nitrogen oxide emissions allowances to various electric generating facilities in Delaware, Indiana, Kentucky, Maryland,
Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. The Section 126 Rule becomes effective on May 1, 2003. The EPA also has established nitrogen oxide emission caps for several eastern states which must be implemented by these states beginning May 2004. Under either rule, if a plant exceeds its allocated allowances, the plant must purchase additional, unused allowances from other regulated plants or install controls to reduce emissions. The State of New York and State of Massachusetts are also developing regulations to further reduce nitrogen oxide and sulfur dioxide emissions. Mirant expects to incur additional compliance costs as a result of these developments.

    On November 3, 1999, the United States Department of Justice filed a complaint against seven electric utilities for alleged violations of Clean Air Act requirements related to modifications of existing sources at coal-fired generation stations located in the southern and mid-western regions of the United States and also issued an administrative order to the Tennessee Valley Authority for similar violations at seven of its coal-fired power plants. Since then, the EPA has added additional utilities to the litigation and has also issued administrative notices of violation alleging similar violations at other coal-fired power plants. The electric utility industry strongly disagrees with the EPA's positions in the lawsuits. To date, no lawsuits or administrative actions alleging similar violations have been brought by the EPA against Mirant, its subsidiaries or any of its power plants, but the EPA has requested information concerning four of Mirant's Mid-Atlantic business unit plants. Also, the State of New York has issued a notice of violation to the previous owner of Mirant's Lovett plant. For more information about the matter, see "-- Legal Proceedings." Mirant cannot provide assurance that lawsuits or other administrative actions against Mirant's power plants will not be filed or taken in the future. If an action is filed against Mirant or its power plants and Mirant is judged to not be in compliance, this could require substantial expenditures to bring Mirant's power plants into compliance and have a material adverse effect on its financial condition, cash flows and results of operations.

     Several other environmental laws in the United States also affect Mirant's operations. For example, Mirant is required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Mirant's wastewater discharges are permitted under the Clean Water Act, and its permits under the Clean Water Act are subject to review every five years. As with air quality, the requirements applicable to water quality are expected to increase in the future. For example, the EPA has proposed a new rule which would impose more stringent standards on the cooling water intakes for new plants and is scheduled to propose a similar regulation for intakes on existing plants. Mirant expects to incur additional compliance costs as a result of the increased regulation of water quality.

     Mirant's facilities are also subject to several waste management laws and regulations in the United States. The Resource Conservation and Recycling Act sets forth very comprehensive requirements for handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and Mirant incurs substantial costs to store and dispose of waste materials from its facilities. Recently, the EPA indicated that it might begin to regulate fossil fuel combustion materials, including types of coal ash, as hazardous waste under the Resource Conservation and Recycling Act. If the EPA implements its initial proposals on this issue, Mirant may be required to change its current waste management practices and expend significant resources on the increased waste management requirements caused by the EPA's change in policy.

     From time to time, the Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, applies to Mirant's facilities or other sites in the United States. The Comprehensive Environmental Response, Compensation and Liability Act establishes a framework for dealing with the cleanup of contaminated sites. Many states like Massachusetts, New Jersey and Georgia have enacted state superfund statutes. Under these laws, Mirant is required to undertake, from time to time, corrective action for soil and groundwater conditions identified at its facilities. Mirant is currently undertaking corrective action at some of its recently acquired facilities for conditions that were identified during Mirant's due diligence related to the acquisition. Mirant has purchased environmental insurance to cover some of these conditions, as well as other unknown environmental conditions, when Mirant initially acquired some of its facilities. Mirant does not expect these corrective actions to require significant expenditures.

     In connection with asset acquisitions and other transactions, Mirant also may obtain or be required to provide indemnification against environmental liabilities and responsibilities. Typically, indemnification Mirant receives is limited in scope and time period. In some transactions, Mirant did not receive an environmental indemnity. To minimize Mirant's exposure for such liabilities, Mirant conducts environmental assessments of the assets it wishes to acquire or operate. Thus far, Mirant has not incurred any material environmental liabilities arising from its acquisition or divestiture activities.

     Mirant believes it is in compliance in all material respects with applicable environmental laws. However, while Mirant believes its procedures and facilities comply with applicable environmental laws and regulations, it cannot provide assurances that additional costs will not be incurred as a result of new interpretations or applications of existing laws and regulations or the enactment of more stringent requirements.

Employees

     At December 31, 2000, Mirant's corporate offices and majority owned or controlled subsidiaries employed approximately 7,000 persons. This number includes approximately 900 in the corporate headquarters in Atlanta and approximately 6,100 at operating facilities. Approximately 953 of Mirant's domestic employees are subject to collective bargaining agreements with one of the following unions: International Brotherhood of Electrical Workers, Utilities Workers of America or United Steel Workers. About 2,200 of Mirant's employees in international business units belong to unions. These unions include the International Brotherhood of Electrical Workers and Grand Bahamas Port Authority Workers in the Bahamas; Oilfield Workers Trade Union and Senior Staff Association in Trinidad and Tobago; UNISON, Amalgamated Engineering and Electrical Union, General Municipal Boilermakers Union, Engineers and Managers Association and Transport and General Workers Union in England and Wales; Sindicato de Luz y Fuerza in Argentina; and Sindicato Arica-Parincota, Sindicato Trabajadores Edelnor Iquique, Sindicato Trabajadores Segunda Region, Sindicato Edelnor S.A. and Sindicato Ingenieros de Ejecucion in Chile. Mirant believes it has satisfactory relations with both union and non-union employees.


Item 2.  Properties

                                                                                   Owned and Operated            Under Development
                                                             Mirant's %                                                     Expected
                                                             Leasehold/              Net Equity               Net Equity      Date
                                                              Ownership              Interest                Interest in       of
                                                              Interest     Total         in       Operated   Total MW(1)  Commercial
  Power Generation Business  Location        Primary Fuel        (1)        MW        Total MW       MW                    Operation
------------------------------------------ ----------------- ----------------------- -----------  --------- ------------- ----------
AMERICAS:
North America:
 Mirant California.........  California    Natural Gas           100%       2,938      2,938       2,938       1,050          2003
 Apex......................  Nevada        Natural Gas           100           --         --          --       1,000          2003
 Mirant New York...........  New York      Natural Gas/          100        1,668      1,668       1,668         785          2003
                                           Hydro/ Coal/Oil
 Mirant New England(2).....                Natural Gas/Oil       100        1,238      1,238       1,230         835          2004
                             Massachusetts
 State Line Energy.........  Indiana       Coal/Natural Gas      100          515        515         515
 Birchwood.................  Virginia      Coal                   50          242        121         242          --            --
 Mirant Wisconsin..........  Wisconsin     Natural Gas           100          302        302         302         894          2003
 Mirant Zeeland............  Michigan      Natural Gas           100           --         --          --         848          2002
 Wyandotte.................  Michigan      Natural Gas           100           --         --          --         560          2003
 Mirant Mid-Atlantic.......  Maryland/     Coal/Oil/Gas          100        5,154      5,154       5,154         740          2004
                             Virginia
 Mirant Wichita Falls......  Texas         Natural Gas           100           77         77          --          --            --
 Mirant Texas..............  Texas         Natural Gas           100          308        308         308         248          2001
 Wrightsville Project......  Arkansas      Natural Gas            51           --         --          --         281          2002
 Perryville Project........  Louisiana     Natural Gas            50                                             363          2002
 Sugar Creek...............  Indiana       Natural Gas           100                                             560          2004
 Rockdale                    Illinois      Natural Gas           100                                             480          2003
 Danville                    Virginia      Natural Gas           100                                             320          2003
                                                                        ------------  ---------  ----------- ----------
   Subtotal................                                                12,442     12,321      12,357       8,964

Caribbean:
 Freeport Power............  Bahamas       Oil                    55          126         70         126           7.48       2001
 PowerGen..................  Trinidad &    Natural Gas            39        1,045        408       1,045          --            --
                              Tobago
  Jamaica Public Service...  Jamaica       Oil/Natural            80                                             408          2001
                                           Gas/Hydro
                                                                        ------------  ---------  ----------- ----------
   Subtotal................                                                 1,171        478       1,171         415.48

South America:
 CEMIG.....................  Brazil        Hydro                   3.6      4,955        178          --          --            --
 EDELNOR(3)                  Chile         Coal/Natural Gas       82.3        538        443         567          --            --
                                                                        ------------  ---------  ----------- ----------
   Subtotal................                                                 5,493        621         567          --

EUROPE:
 Mirant Europe ............  England       Oil                   100            2          2           0
 WPDH(4)...................  England       Natural Gas/           49          314        154           7          --            --
                                           Wind/Oil
 WPD Limited...............  England       Natural Gas            49            2          1           0
 Bewag.....................  Germany       Natural Gas/           26        2,955        768          --          --            --
                                           Oil/Coal
                                                                        ------------  ---------  ----------- ----------
   Subtotal................                                                 3,273        925            7

ASIA-PACIFIC:
 SIPD......................  China         Coal                  9.99       4,439        443          --          59          2003
 Shajiao C.................  China         Coal                   32        1,914        613          --          --            --
 Sual......................  Philippines   Coal                  91.9       1,218      1,119       1,218          --            --
 Pagbilao..................  Philippines   Coal                  87.2         735        641         735          --            --
 Navotas I.................  Philippines   Oil                    90          190        171         190          --            --
 Navotas II................  Philippines   Oil                   100           95         95          95          --            --
 Mindoro...................  Philippines   Diesel                100            3.56       3.56         3.56
 Ilijan....................  Philippines   Natural Gas            20                                             250          2002
 Bulacan...................  Philippines   Diesel                100           10.69      10.69        10.69      --            --
                                                                        ------------  ---------  ----------- ----------
   Subtotal................                                                 8,605.25   3,096.25    2,252.25      309
                                                                        ------------  ---------  ----------- ----------

   Total...................                                                30,984.25  17,441.25   16,354.25    9,688.48
                                                                        ============  ========= =========== ===========


                                                    Ownership     Customers/
         Distribution Business                      Interest       End-users

                                                    (in thousands)
      Freeport Power.................   Bahamas         55%            17
      CEMIG..........................   Brazil         3.6          5,000
      Western Power Distribution.....   England         49          1,400
      South Wales Electricity plc....   Wales           49          1,000
      Bewag..........................   Germany         26          2,200
                                                                ---------
       Total.........................                               9,617
                                                                =========
                           ---------------------------
 (1) Amounts reflect Mirant's percent economic interest in the total MW.

 (2) Total MW reflects a 1.4 percent interest in the 614 MW Wyman plant.

 (3) Total MW excludes 26 percent ownership of 5,740 MW of thermal capacity for steam heating.

 (4) WPDH owns 15.38% Teeside, which has 1,925MW. This is reflected in total MW.

Item 3.  Legal Proceedings

(1)  CEMIG.   Reference  is  made  to the "Management's  Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(2) State Line. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(3) Mobile Energy. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(4)  Reliability - Must - Run Agreements. Reference is made to the "Management's
     Discussion   and  Analysis   of   Financial   Condition   and   Results  of
     Operations - Litigation and Other Contingencies" section herein.

(5)  CAISO  and PX  Price  Caps.   Reference  is  made   to  the   "Management's
     Discussion   and   Analysis  of  Financial    Condition   and   Results  of
     Operations - Litigation and Other Contingencies" section herein.

(6)  Department of  Energy  Order.  Reference  is  made  to  the   "Management's
     Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(7) Proposed CAISO and PX Tariff Amendments. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(8) Defaults by Southern California Edison ("SCE") and Pacific Gas & Electric ("PG&E"). Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(9) DWR Power Purchases. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(10) Attorney General and California Public Utilities Commission Investigations. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(11) California Class Action Litigation. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(12) Environmental Information Requests Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(13) Bewag. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(14) WPD  and  SWE  Pension  Issues.   Reference  is  made  to the "Management's
     Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

(15) International Energy Limited Arbitration Award. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation and Other Contingencies" section herein.

Item 4. Submission of Matters to a Vote of Security Holders

     On February 12, 2001, Mirant received written consent from its 80% shareholder, Southern Company, to amend its certificate of incorporation. The amendment, which became effective on February 26, 2001, was solely for the purpose of changing the Company's name from Southern Energy, Inc. to Mirant Corporation.

     Item 4A. Executive Officers of Mirant Corporation

     (Identification of executive officers of Mirant Corporation is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2000.

         Name        Age                                       Position
-----------------   ----                                       --------
S. Marce Fuller...   40    President,  Chief  Executive  Officer  and  Director;
                           Elected  President,  Chief  Executive  Officer and  a
                           Director in July 1999. Served  as President and Chief
                           Executive Officer of SCEM from September 1997 to July
                           1999 andExecutive Vice President from October 1998 to
                           July 1999. From May 1996 to September 1997, Ms.Fuller was Senior Vice President of the North America division, in charge of North American operations and business development. Prior to that, from February
                           1994 to May 1996, she was the Vice President for domestic business development. Ms. Fuller is also a director of Curtiss-Wright Corporation. Ms. Fuller joined Southern Company in 1985 and joined the Company in 1992.

      Name          Age                                            Position
----------------   ----                                            --------
Raymond D. Hill..   53     Executive Vice President and Chief Financial Officer;
                           Elected Chief  Financial  Officer in January 1999 and
                           Executive  Vice  President in October 1998.  Also the
                           Chairman of Mirant  Asia-Pacific,  having  previously
                           served  as its  Managing  Director  from July 1997 to
                           December  1998.  From 1993 to July 1997, he served as
                           Chief  Financial  Officer and Senior Vice  President.
                           Prior to joining the Company in 1993, Mr. Hill served
                           as  a  Managing  Director  at  Lehman  Brothers,   an
                           investment banking firm.

Richard J.
Pershing.........   54     Executive Vice President and Chief Executive Officer,
                           Americas Elected Chief Executive Officer, Americas group, in August 1999 and Executive Vice President in October 1998. Served as Senior Vice President from November 1997 to October 1998 Prior to joining the Company in 1992, Mr. Pershing held various executive and management positions at Georgia Power.
                           He joined Southern Company in 1971.

Frederick D.
Kuester...........  50     Senior Vice President  and Chief  Executive  Officer,
                           Asia-Pacific; Elected Chief Executive  Officer,  Asia
                           -Pacific  group,  in  August  1999  and  Senior  Vice
                           Presidents  in  August 1999.  Also  on  the  board of
                           directors of SIPD.  In addition, since November 1998,
                           he has served as Chief Executive Officer  of SE  Asia
                           -Pacific.   From   January  1997  to  November   1998
                           Mr. Kuester served as director of the commercial group at SE Asia-Pacific. Prior to that, Mr. Kuester served as vice president of power generation for Mississippi Power Company, a subsidiary of Southern
                           Company.  Mr. Kuester started his  career at Southern
                           Company in 1971.

Barney S. Rush....  48     Senior  Vice  President  and Chief Executive Officer,
                           Europe; Elected Chief Executive Officer, Europe group and Senior Vice President in August 1999. Also serves as chairman of the supervisory board of Bewag. Until
                           August 1999, he served as vice president responsible for acquisitions and as managing director of Southern
                           Energy  Development  --  Europe,  since  May 1996 and
                           September 1997, respectively. Prior to joining the Company in May 1996, Mr. Rush was executive vice president for business development and finance at Oxbow Power Corporation. He has also held various positions at Lehman Brothers, including senior vice president, in project finance and the utility and telecommunications group.

Vance N. Booker...  47     Senior Vice President, Responsibilities include human
                           resources, external affairs,  environmental  affairs,
                           construction,   technical   support,   and  corporate
                           services. Elected Senior Vice President,   in  August
                           1999. Previously was Vice  President, Administration.
                           Prior to joining the Company in July 1996 he held various positions at Southern Company in strategic planning, human resources, accounting and finance.
                           Mr. Booker joined Southern Company in 1975.

Douglas L. Miller.  50     Senior Vice President  and  General Counsel;  Elected
                           Senior Vice President and General  Counsel in October
                           1999. From 1997 until he joined the Company in 1999, Mr. Miller was managing partner of the Troutman
                           Sanders LLP Hong Kong office where he oversaw the Project Development and Finance Practice Group. Mr.
                           Miller joined Troutman Sanders in 1975.

James A. Ward.....  48     Senior   Vice  President,   Finance  and  Accounting;
                           Elected Senior Vice President, Finance and Accounting and Controller in August 1999. From June 1994 to
                           August 1999, Mr. Ward served  as the  Company's  Vice
                           President, Controller and Assistant Treasurer. He joined Southern Company in 1978.

    The executive officers of Mirant Corporation were elected to serve until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Common Stock

     On October 2, 2000, Mirant completed an initial public offering of its common stock. The following table indicates high and low sales prices for common stock of Mirant as reported on the New York Stock Exchange, the principal market in which the securities are traded. Dividends of $503 million were paid to Southern Company during 2000 prior to the initial public offering. On February 28, 2001, the closing price of Mirant's common stock was $25.00.

                                            High            Low
                                           ------         -------
               2000
          Third Quarter................   $31.8750       $28.0000
          Fourth Quarter...............    31.7500        20.5625

   Recent Distribution and Redemption of Series B Preferred Stock

     As part of its spin-off from Southern, Mirant agreed to contribute its finance and leveraged lease subsidiaries (See Note 14 of Notes to Financial Statements) to Southern. In connection with this contribution, on August 30, 2000 Mirant issued to Southern one share of Series B preferred stock, redeemable at the election of Mirant in exchange for the contribution of these subsidiaries to Southern.

     In connection with Mirant's separation from Southern Company, Mirant transferred two of its subsidiaries, SE Finance and Capital Funding, to Southern Company on March 5, 2001 by redemption of Southern's share of Series B preferred stock.

   Dividends

     Mirant currently intends to retain any future earnings to fund the development and growth of its business. Therefore, Mirant does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     In 2000, Mirant paid a cash dividend to Southern Company in the amount of $503 million, funded by short-term borrowings and commercial paper borrowings. These dividends were authorized under an order issued by the SEC, which allowed Mirant to pay dividends out of unearned surplus.

     Holders of the preferred securities are entitled to receive cash distributions at an annual rate of 6 1/4% of the $50 liquidation preference per preferred security. Distributions are cumulative and began to accumulate on the date of original issuance of the preferred securities, which was October 2, 2000. Distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2001, unless Mirant defers interest payments on the debentures. On January 2, 2001 Mirant paid cash distributions totaling $5,390,625.

Item 6.  Selected Financial Data

     The following tables present Mirant's selected consolidated financial information. The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Mirant's historical consolidated financial statements and the notes. The consolidated income statement data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the selected balance sheet data as of

December 31, 2000, 1999, 1998, 1997 and 1996 are derived from Mirant's audited consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants. The historical financial information may not be indicative of Mirant's future performance and does not reflect what the financial position and results of operations would have been had Mirant operated as a separate, stand-alone entity during the periods presented.

     The following selected financial information should also be read in light of the following:

o Mirant's operating revenues declined in 1998 due to its contribution on January 1, 1998 of its power marketing and risk management activities to Mirant Americas Energy Marketing, Mirant's marketing and risk management joint venture with Vastar formed in September 1997. When the joint venture was formed in September 1997, Mirant contributed only its gas marketing and risk management assets to the venture. Prior to the formation of the joint venture, Mirant's marketing and risk management activities were wholly owned and consolidated. From January 1, 1998 until August 9, 2000, the day prior to Mirant's effective acquisition of Vastar's 40% interest in Mirant Americas Energy Marketing, Mirant accounted for this joint venture under the equity method of accounting. For 1997, operating revenues would have been $1,768 million if Mirant had not consolidated its marketing and risk management operations. Effective August 10, 2000, Mirant acquired Vastar's 40% interest in Mirant Americas Energy Marketing which is now wholly owned and consolidated in its financial statements on a prospective basis.

o The write-down for 1998 includes write-downs of Mirant's investments in its Argentine subsidiary, Alicura, and its Chilean subsidiary, EDELNOR, to adjust for the difference between the carrying value of the assets and the fair market value. The write-down for 1999 and 2000 includes further write-downs of its investments in Alicura, prior to it being sold, and EDELNOR to maintain the carrying value at the fair market value as well as its interest in a $31 million write-down at Western Power Distribution relating to impaired metering assets.

o On April 17, 2000, Mirant decided to transfer to Southern Company its leasing business, SE Finance. As a result, Mirant has included the historical results of operations of the related subsidiaries as a discontinued operation.


                                                    Selected Financial Data





                                                                     Years Ended December 31,

                                                      2000          1999        1998        1997       1996
                                                   ---------     ---------   ---------   ---------  -------
Income Statement Data:
Operating revenues...............................   $ 13,315      $ 2,265     $ 1,819     $ 3,750   $  1,600
                                                    --------      -------     -------     -------   --------
Operating expenses:
  Cost of fuel, electricity and
   other products................................     11,437          934         891       2,887        948
  Maintenance....................................        136          116          80          74         71
  Depreciation and amortization..................        317          270         221         182         95
  Selling, general and administrative............        520          253         160         188        174
  Write down of assets...........................         18           60         308          --         --
  Other..........................................        223          188         164         147        162
                                                    --------      -------     -------     -------   --------
Operating income.................................        664          444          (5)        272        150
                                                    --------      -------     -------     -------   --------
Other income (expense):
  Interest income................................        187          172         146         138         16
  Interest expense...............................       (615)        (501)       (430)       (345)      (133)
  Gain on sales of assets........................         20          313          41          24         66
  Equity in income of affiliates.................        196          110         135          58         13
  Receivables recovery...........................          -           64          29          --         --
  Other, net.....................................         50           72          29          33         28
                                                    --------      -------     -------     -------    -------
    Total other (expense) income.................       (162)         230         (50)        (92)       (10)
                                                    ---------     -------     -------     -------    -------
Income (loss) from continuing operations
  before income taxes and minority  interest....         502          674         (55)        180        140
Provision (benefit) for income taxes:
  Continuing operations.........................          86          129        (123)         27         54
  Windfall profits tax(1).......................          --           --          --         148         --
Minority interest...............................          84          183          80          29         13
                                                    --------      -------     -------     -------    -------
Income (loss) from continuing operations........    $    332      $   362     $   (12)    $   (24)   $    73
Income from discontinued operations, net of
  income tax benefit of 20 in 2000, $15 in 1999,
$22 in 1998, and $10 in 1997....................          27           10          12           8         --
Income (loss) before extraordinary item                  359          372          --         (16)        73
                                                    --------      -------     -------     -------    -------
Extraordinary gain on early extinguishment
  of debt, net of income tax of $5 in 1996......          --           --          --          --          8
                                                    --------      -------     -------     -------    -------
Net income (loss)...............................    $    359      $   372     $    --     $   (16)   $    81
                                                    ========      =======     =======     =======    =======
Earnings per share information:
Basic and Diluted:
  From continuing operations....................    $   1.15      $  1.33     $ (0.04)    $ (0.09)   $  0.27
  From discontinued operations..................        0.09         0.04        0.04        0.03         --
  From extraordinary gain.......................          --           --          --          --       0.03
                                                    --------      -------     -------     -------    -------
    Net income..................................    $   1.24      $  1.37     $    --     $ (0.06)   $  0.30
                                                    ========      =======     =======     =======    =======



                                                                         Years Ended December 31,

                                                         2000          1999        1998        1997       1996
                                                      ------------- ----------- ----------- ---------- --------------

    Statement of Cash Flows Data:
    Cash flow from operating activities............    $   908       $   515     $   402     $   264     $ (226)
    Cash flow from investing activities............     (2,778)       (2,121)     (1,534)     (4,203)      (136)
    Cash flow from financing activities............      2,861         1,374       1,295       4,177       (193)
    Other Operating Data:
    EBITDA(2)......................................   $  1,177       $   824     $   351     $   512     $  258



                                                   Selected Financial Data

                                                                            As of December 31,
                                                                            ------------------
                                                        2000          1999        1998        1997       1996
                                                      ------------- ----------- ----------- ---------- --------------
                                                      (Dollars in millions)
    Balance Sheet Data:
    Cash and cash equivalents......................   $   1,280      $   323     $   561     $   398    $   161
    Property, plant and equipment, net.............       5,681        6,025       4,691       4,255      2,627
    Investments....................................       1,797        1,490       1,540       1,159        219
    Total assets...................................      24,136       13,863      12,054      10,630      4,564
    Non-recourse debt(3)...........................       6,386        6,202       5,101       4,615      1,753
    Notes payable to Southern Company..............          --           --         926         830         --
    Total long term debt...........................       5,596        4,954       3,919       3,689      1,146
    Total debt.....................................       7,086        7,152       6,027       5,445      1,753
    Subsidiary obligated mandatorily redeemable
    Preferred   Securities(4)......................         950        1,031       1,033         682         --
    Stockholder's equity...........................   $   4,136        3,102       2,642       2,132        988

(1) In 1997, the United Kingdom imposed a windfall profits tax on the United Kingdom's privatized utilities.
(2) EBITDA represents Mirant's operating income (loss) plus depreciation and amortization and its equity in income of affiliates. EBITDA excludes the impact of minority interests. EBITDA, as defined, is presented because it is a widely accepted financial indicator used by some investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA, as defined, is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or as an indicator of operating performance. It should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. Mirant's method of computation may or may not be comparable to other similarly titled measures by other companies.
(3) This debt is non-recourse to Mirant but is recourse to the applicable subsidiaries and its assets.
(4) This total of $950 million is preferred securities and capital securities issued by special purpose financing subsidiaries held by Capital Funding, the proceeds of which were loaned to Southern Company. Southern Company pays interest on subordinated notes issued in favor of the financing subsidiaries, which payments are used to pay dividends on those preferred securities. In addition, Southern Company has guaranteed payments due under the terms of those securities. These securities are non-recourse to Mirant. In connection with Mirant's separation from Southern Company, Capital Funding will be transferred to Southern Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effects of Certain Organizational Changes

     The following discussion and analysis of Mirant's financial condition and results of operations should be read in light of the organizational changes related to the Company's marketing and risk management operations and the resulting impacts on operating revenues and expenses. On September 1, 1997, Mirant formed Mirant Americas Energy Marketing, a joint venture with Vastar, and both parties contributed substantially all of their North American gas marketing and risk management assets to the venture. On January 1, 1998, Mirant and Vastar contributed their North American electric marketing and risk management operations to the Mirant Americas Energy Marketing joint venture. From January 1, 1998 through August 9, 2000, Mirant accounted for its investment in this joint venture under the equity method of accounting as Vastar had significant participation rights in Mirant Americas Energy Marketing.

     As a result, Mirant's share of Mirant Americas Energy Marketing's earnings is included in other income for all periods through August 9, 2000. Effective August 10, 2000, Mirant acquired Vastar's 40% interest in Mirant Americas Energy

Marketing for $250 million. Upon the closing of the transaction, Vastar transferred its interest in Mirant Americas Energy Marketing to Mirant and Mirant Americas Energy Marketing became Mirant's wholly owned indirect subsidiary and has been consolidated in Mirant's financial statements since August 10, 2000.

     On August 25, 2000, Mirant completed the sale of its 55% indirect interest in Alicura to The AES Corporation for total consideration of $205 million, including the assumption of debt and the buy-out of minority partners. Alicura's principal asset is a concession to operate a 1,000 MW hydroelectric facility located in the Province of Neuquen, Argentina. As part of the sale, Mirant was released from $200 million of credit support obligations related to Alicura's bank financing. Mirant's sale of Alicura did not materially impact its financial position and did not have a material effect on its results of operations.

     On October 30, 2000, WPD Limited, a 49% owned affiliate, finalized its acquisition of Hyder for a total purchase price for the ordinary shares of Hyder of approximately (pound)565 million (approximately $847 million). Associated with this acquisition, Mirant and PPL Corporation ("PPL"), the owners of WPDH, agreed to modify their ownership of the voting rights in WPDH to 50% each, so that both parties equally share operational and management control. As a result, effective December 1, 2000, Western Power Distribution ("WPD") was no longer consolidated for accounting purposes. Instead, Mirant's investment has been accounted for under the equity method and its net income is included in other income since December 1, 2000. On March 16, 2001, ownership of South Wales Electricity plc was transferred from WPD Limited to WPDH. At the same time, other assets were transferred from WPD Limited to WPDH together with the effective transfer of debt.

     On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, closed the acquisition of Potomac Electric Power Company's ("PEPCO") generation assets in Maryland and Virginia. The net purchase price for these assets was approximately $2.75 billion, which included working capital and capital expenditures of approximately $100 million and approximately $1.5 billion provided by a leveraged lease. As part of the acquisition, the Company also assumed net liabilities, primarily transition power agreements and obligations under power purchase agreements, of approximately $2.4 billion. The acquired assets consist of four generating stations totaling 5,154 MW, three separate coal ash storage areas, a 51.5 mile oil pipeline, and an engineering and maintenance service facility and related assets. The Company also entered into a lease of the land on which the Potomac River station is located, power sales agreements with PEPCO under two separate transition power agreements with terms of up to four years, a local area support agreement with PEPCO requiring the Potomac River station to operate for purposes of supporting a local load pocket, a three-year operation and maintenance agreement for PEPCO's two generating stations located in the District of Columbia and the assumption of five of PEPCO's power purchase agreements totaling 735 MW.

     In September 1999, Mirant's UK subsidiary, WPD Holdings UK ("WPDH"), sold its supply business to London Electricity plc for (pound)160 million ($264 million) and the assumption by the purchaser of certain liabilities. The supply business retained the name SWEB and Mirant renamed the remaining distribution business Western Power Distribution. As a result of the sale, Mirant recorded a gain of $286 million prior to related expenses, minority interest and income taxes and a gain of $78 million after these items.

     Mirant's operating revenues and expenses are primarily driven by the operations of its controlled subsidiaries, which are consolidated for accounting purposes. Significant consolidated subsidiaries include Mirant Americas Generation, Inc. ("MAGI"), Mirant Americas Energy Marketing and Mirant Asia-Pacific's Philippines operations. Investments in companies over which Mirant exercises significant influence but does not control are accounted for using the equity method of accounting and, accordingly, the operating results of these entities impact other income in the form of equity in income of affiliates. Major affiliates accounted for using the equity method at December 31, 2000 include Bewag in Germany, WPDH and WPD Limited in the UK, Mirant Asia-Pacific's investment in the Shajiao C facility and Shandong International Power Development Company in China, Power Generation Company of Trinidad and Tobago and CEMIG in Brazil.

Separation from Southern Company

     On January 19, 2001, the Company announced as part of the its separation from Southern Company, that the Company was changing its name from Southern Energy, Inc. to Mirant Corporation. The Company began doing business as Mirant and trading under the Company's new ticker "MIR" on January 22, 2001 and legally changed its name on February 26, 2001.

     On February 19, 2001, Southern Company's Board of Directors approved the distribution to its stockholders of its remaining interest in Mirant on April 2, 2001, to Southern Company's stockholders of record as of March 21, 2001. This distribution was contingent upon the timely receipt of a supplemental ruling from the Internal Revenue Service stating that the distribution qualifies as a tax-free distribution. The supplemental tax ruling was received by Southern Company on February 28, 2001, removing the contingency. Mirant has entered into various agreements with Southern Company related to interim and ongoing relationships between the two companies. Southern Company has been providing various interim services to Mirant, in a manner similar to the manner in which such services were provided to Mirant prior to the separation. The transitional services generally will be provided for a fee equal to the greater of the cost, including the actual direct and indirect costs, of providing the services or the market value for such services.

     These transitional services generally have a term of two years or less from the date of separation. However, some transitional services, including those for engineering services and information technology services, may be extended beyond the initial two-year period. For a description of these agreements, reference is made to the section entitled "Agreements Between Us and Southern Company" (pages 138 to 145) in the prospectus filed by the Company with the SEC on September 27, 2000.

     In connection with Mirant's separation from Southern Company, Mirant transferred two of its subsidiaries, SE Finance and Capital Funding, to Southern Company and redeemed Southern Company's share of Mirant series B preferred stock. on March 5, 2001. As a result of the transfer, Southern Company has assumed responsibility for all obligations of SE Finance and Capital Funding.

Basis of Presentation

     Mirant's consolidated financial statements include allocations to Mirant of certain Southern Company corporate assets, including pension assets; liabilities, including profit sharing, pension and non-qualified deferred compensation obligations; and expenses, including centralized engineering services, legal, accounting and human resources, insurance services, information technology services and other Southern Company corporate and infrastructure costs. The expense allocations, which Mirant believes meet the requirements of PUHCA, have been determined on bases that Southern Company and Mirant considered to be reasonable reflections of the utilization of the services provided to Mirant or the benefit received by Mirant. The expense allocation methods include relative sales, investment, headcount, square footage, transaction processing costs, adjusted operating expenses and others.

     On March 5, 2001, Mirant transferred its leasing business, SE Finance, to Southern Company. Mirant has included the historical results of operations of the related subsidiaries as a discontinued operation in the consolidated statements of income. Additionally, because Mirant recently sold its investment in Argentina and transferred its Capital Funding subsidiary to Southern Company and intends to dispose of its investment in EDELNOR, future results of operations may not be comparable to the historical amounts presented after Mirant sells these investments.

     The financial information presented may not be indicative of Mirant's future financial position, results of operations or cash flows or of what its financial position, results of operations or cash flows would have been had Mirant been a separate, stand-alone entity for the periods presented.

Results of Operations

Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

Operating revenues. Mirant's operating revenues were $13,315 million in 2000, an increase of $11,050 million, or 488%, from 1999. The following factors were primarily responsible for the increases in operating revenues:

o Revenues from generation and energy marketing products were $12,816 million in 2000, an increase of $11,729 million, or 1079%, from 1999. This increase resulted primarily from Mirant's acquisition of Vastar's 40% interest in Mirant Americas Energy Marketing effective on August 10, 2000, which is now consolidated in Mirant's financial statements. The increase in revenue was also attributable to a full year of operations from the plants in California and New York, increased market demand in California, as well as the commencement of commercial operations of new plants in North America and a full year of operations from the Sual plant in the Philippines. This increase was reduced somewhat for provisions taken related to revenues from its California operations under reliability-must-run("RMR") contracts.

o Distribution and integrated utility revenues were $477 million in 2000, a decrease of $666 million, or 58%, from 1999. This decrease resulted from a reduction in revenues at WPD associated with the September 1999 sale of the SWEB supply business.

Operating expenses. Operating expenses were $12,683 million in 2000, an increase of $10,862 million, or 597%, from 1999. The following factors were primarily responsible for the increases in operating expenses:

o Cost of fuel, electricity and other products was $11,437 million in 2000, an increase of $10,503 million, or 1125%, from 1999. This increase resulted primarily from Mirant's acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in its financial statements. This increase was also attributable to a full year of operations from the plants in California and New York, higher natural gas prices and increased electricity market demand in the western U.S., as well as the commencement of commercial operations of new plants in North America, partially offset by the sale of the SWEB supply business.

o Maintenance expense was $136 million in 2000, an increase of $20 million, or 17%, from 1999. This increase was due to a full year of operations from its plants in California and New York, commencement of commercial operations of new plants in North America and a full year of operations from Mirant's Sual plant in the Philippines. This increase was partially reduced due to the deconsolidation of WPD effective December 1, 2000.

o Depreciation and amortization expense was $317 million in 2000, an increase of $47 million, or 17%, from 1999. This increase was due to the acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in Mirant's financial statements, a full year of operations from the plants in California and New York, commencement of commercial operations of new plants in North America and a full year of operations from Mirant's Sual plant in the Philippines. This increase was partially offset by WPD's sale of the SWEB supply business and the write-down of meter assets in 1999, as well as the deconsolidation of WPD effective December 1, 2000.

o Selling, general and administrative expense was $520 million in 2000, an increase of $267 million, or 106%, from 1999. The increase resulted from the acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in the financial statements, additional variable marketing costs paid to Mirant Americas Energy Marketing (prior to Mirant's acquisition of the remaining 40% of Mirant Americas Energy Marketing from Vastar), a full year of operations from the plants in California, New York and Sual in the Philippines, as well as a provision taken in relation to the California receivables. This increase was offset partially by the sale of the SWEB supply business and a loan receivable provision recorded in 1999 that related to Mirant's operations in China, as well as the deconsolidation of WPD effective December 1, 2000.

o Write-down of assets was $18 million in 2000, a decrease of $42 million, or 70%, from 1999. This decrease was primarily due to the write-down of the meter assets at WPD in 1999.

o Other operating expense was $223 million in 2000, an increase of $35 million, or 19%, from 1999. The majority of this increase resulted from a full year of operations from the plants in California and New York and additional property taxes related to the commencement of commercial operations of new plants in North America. This was partially reduced due to the deconsolidation of WPD effective December 1, 2000.

Other Income (Expense). Other expense was $162 million in 2000, an increase of $392 million from 1999. This change was primarily due to:

o Interest expense was $615 million in 2000, an increase of $114 million, or 23%, from 1999. This increase was due to interest on additional borrowings to finance acquisitions, fund dividends paid to Southern Company and the commencement of commercial operations of new plants in North America, as well as a full year of operations from the Sual plant in the Philippines.

o Net gain on sale of assets was $20 million in 2000, a decrease of $293 million, or 94%, from 1999. This decrease was primarily due to the sale of the SWEB supply business in 1999 that resulted in a gain $286 million prior to taxes and other expenses.

o Equity in income of affiliates was $196 million in 2000, an increase of $86 million, or 78%, from 1999. This increase was due to income from WPD after the deconsolidation effective December 1, 2000, income from Mirant Americas Energy Marketing prior to the acquisition of the remaining 40% and income from WPD Limited after its acquisition of Hyder. In 1999 equity income from Bewag decreased by $50 million as a result of provisions for employee severance and early retirement. This was offset by increases related to the resolution of disputes from Mirant's operations in China. In addition, there was a devaluation of the Brazilian Real in 1999 and an increase in the tariff granted by the government from the Company's investment in Brazil during 2000.

o Income from recovery of receivables for 1999 was $64 million. This amount represents payments made by Hopewell Holdings Ltd. pursuant to a warranty claim settlement.

o Other, net was $50 million in 2000, a decrease of $22 million, or 31%, from 1999. This decrease was primarily due to $29 million of insurance proceeds received in 1999 related to the explosion and fire at the State Line facility in Indiana. The 2000 amount was also lower due to the deconsolidation of WPD. This was partially offset as a result of revenue from the sale of an option to acquire a stake in CEPA Holding Australia Pty Ltd, which expired on December 31, 2000 and the settlement of a commercial dispute with an outside advisor from the Company's operations in Asia.

Provision (Benefit) for Income Taxes. The provision for income taxes was $86 million in 2000, a decrease of $43 million, or 33%, from 1999. The decrease was primarily due to approximately $76 million of tax related to the 1999 sale of the SWEB supply business and a favorable $20 million agreement reached at WPD in the first quarter of 2000 with the UK's taxing authority, Inland Revenue. This change was offset in 2000 by additional tax related to increased income generated by the Americas Group, tax expense related to Mirant's transition to a publicly traded company, as well as additional taxes related to a change in Mirant's cash repatriation strategy for the Philippine operations. The tax provision was also lower due to the deconsolidation of WPD in December of 2000.

Minority Interest. Minority interest was $84 million in 2000, a decrease of $99 million, or 54%, from 1999. This decrease was primarily attributable to the sale of the SWEB supply business in the third quarter of 1999 and the deconsolidation of WPD effective December 1, 2000. This was offset partially by increased income from operations in the Philippines and South America.

EarningsMirant's consolidated net income from continuing operations was $332 million in 2000, a decrease of $30 million or 8% from 1999. This excludes the income from Mirant's discontinued operations (SE Finance) of $27 million in 2000 and $10 million in 1999. The decrease is attributable to Mirant's business segments as follows:

     Americas
     Net income from the Americas Group was $177 million in 2000, an increase of $84 million, or 90%, from 1999. This increase was due to a full year of operations from the plants in California and New York and increased market demand on Mirant's generating units related to weather and transmission constraints. In addition, the Company had strong performance from its risk management and marketing activities in power and natural gas as well as commercial operation of new plants in North America. This was partially offset by additional provisions taken in relation to the California receivables and an estimated loss related to an energy requirements contract. This difference between 2000 and 1999 was also due to the devaluation of the Brazilian Real in 1999 and an increase in the tariff granted by the government from Mirant's investment in Brazil in 2000. This was partially offset by insurance proceeds related to the 1998 accident at the State Line facility which increased 1999 net income by $14 million.

     Europe
     Net income from the Europe Group was $82 million in 2000, a decrease of $88 million, or 52%, from 1999. This decrease is primarily due to the sale of the SWEB supply business in 1999, which resulted in a net gain of $78 million. Adjusting for the sale of the SWEB supply business, net income for the year ended December 31, 1999 would have been $92 million. The remainder of the decrease is the result of regulatory decreases in distribution rates, lower margins at Bewag, a fall in exchange rates and start-up costs incurred by Mirant's European marketing and risk management activities. This was offset partially by increased expenses in 1999 related to personnel reductions at Bewag.

     Asia-Pacific
     Net income from the Asia-Pacific Group was $204 million in 2000, an increase of $29 million, or 17%, from 1999. The increase in net income is primarily attributable to a full year of operations from the Sual plant in the Philippines. This was partially offset by additional accrued income taxes in 2000 resulting from a change in Mirant's cash repatriation strategy for the Philippine operations.

     SE Finance (Discontinued Operations)
     Net income was $27 million in 2000, an increase of $17 million, or 170%, from 1999. This increase is due to additional income from leases that were entered into during the fourth quarter of 1999.

     Corporate
     After-tax corporate costs were $131 million in 2000, an increase of $55 million, or 131%, from 1999. This increase is due to costs in 2000 of $34 million related to Mirant's transition to a publicly traded company as well as additional compensation expenses related to the change in market value of its stock. In addition, Mirant incurred increased interest expense related to additional corporate debt financings between the fourth quarter of 1999 and the third quarter of 2000 to fund acquisitions and dividends to Southern Company.

Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998

Operating Revenues. Mirant's operating revenues were $2,265 million in 1999, an increase of $446 million, or 25%, from 1998. This increase was primarily attributable to a $678 million increase in the Americas region, the majority of which resulted from its North American acquisitions in New England, California and New York. In addition, the commencement of commercial operations of Mirant's Sual plant in the Philippines contributed revenues of $49 million in 1999. Those increases were partially offset by a reduction of $297 million, or 23%, in revenues at Western Power Distribution, primarily as a result of the 1999 sale of the SWEB supply business.

Operating Expenses. Excluding the write-down of assets, Mirant's operating expenses for 1999 were $1,761 million, an increase of $245 million, or 16%, from 1998. This increase was primarily attributable to a $574 million increase in the Americas region, the majority of which resulted from its newly acquired North American business units. Western Power Distribution's operating expenses decreased by $343 million, or 32%, primarily because of the sale of the SWEB supply business and cost reduction efforts in 1999.

Write-down of Assets. The $308 million pre-tax write-down of assets in 1998 resulted from Mirant's decision to sell its investments in Alicura and EDELNOR. This charge reduced the carrying value of these assets to their estimated fair market value. The $60 million write-down of assets in 1999 consisted of two principal components. First, as Alicura and EDELNOR continued to produce income pending their sale, additional write-downs totaling $28 million were recorded to avoid increasing the carrying value of these assets above their estimated fair values. Second, Mirant recorded a $31 million write-down primarily related to Western Power Distribution's metering assets to reflect their reduced value as the United Kingdom metering business becomes competitive. Based on the proposed changes in regulation, Mirant determined that the assets were impaired by comparing associated undiscounted cash flows to the carrying value of metering assets. As a result, Mirant recorded an impairment loss to reflect the amount by which the carrying value of metering assets exceeds their fair market value. The fair market value was determined by computing the present value of estimated future cash flows to be generated by the assets.

Other Income (Expense). Other income was $230 million in 1999, an increase of $280 million, reflecting a large increase in income from an overall expense in 1998. The following factors were responsible for this increase:

o Interest expense for 1999 was $501 million, an increase of $71 million, or 17%, from 1998 due to higher borrowing to finance acquisitions.

o The increase in gain on sales of assets reflects a gain of $286 million relating to the 1999 sale of the SWEB supply business, before related expenses, minority interest and taxes.

o Equity in income of affiliates for 1999 was $110 million, a decrease of $25 million, or 19%, from 1998. This decline is primarily due to a $50 million reduction in income from Bewag as a result of provisions recorded there for employee severance and early retirement, partially offset by increases from Mirant's operations in China.

o Income from recovery of receivables in 1999 was $64 million, an increase of $35 million, or 121%, from 1998. These amounts represent successful resolution of negotiations that allowed Mirant to recover certain receivables previously determined uncollectible.

o Other, net for 1999 was $72 million, an increase of $43 million, or 148%, from 1998. This increase resulted from several factors. Mirant recognized an insurance gain of $23 million in 1999 resulting from the receipt of insurance  proceeds  in  excess  of book  value of  assets  destroyed  in an explosion at the State Line plant in Indiana. Additionally, Mirant recognized higher equipment rental income at Western Power Distribution and business interruption insurance proceeds related to an equipment failure at EDELNOR.

Income Taxes. The provision for income taxes for 1999 was $129 million, an increase of $252 million from the $123 million tax benefit recorded for 1998. This increase is due in part to higher income from operations and the SWEB supply business sale. In addition, the 1998 benefit reflects the tax effect of the write-down of South American investments.

Minority Interest. Minority interest in income for 1999 was $183 million, an increase of $103 million from 1998. This increase primarily relates to the gain on the sale of the SWEB supply business.

Net Income. Net income for 1999 was $372 million, as compared to $0 for 1998. The increase in net income is attributable to Mirant's business segments as follows:

Americas
    Mirant's recorded net income was $93 million in 1999 as compared to a net loss of $180 million in 1998. This increase primarily resulted from the 1998 write-down of $200 million, after tax, related to Alicura and EDELNOR compared with write-downs of $18 million, after tax, in 1999 to maintain those investments for sale at fair value. The remaining increase resulted from earnings attributable to Mirant's North American acquisitions in New England, California and New York, the commencement of operations of Southern Producer Services in 1999 and a gain from insurance proceeds related to the 1998 fire and explosion at the State Line facility.

    Europe
    Net income from Mirant's European operations totaled $170 million for 1999, an increase of $29 million over the prior year. The increase in 1999 earnings reflects a $78 million gain on the sale of the SWEB supply business in the third quarter, offset by a total of $50 million in charges at Bewag associated with personnel who accepted voluntary severance and early retirement packages and the write-down of Western Power Distribution's metering assets partially offset by cost reduction efforts at Western Power Distribution.

    Asia-Pacific
    Mirant's net income in Asia-Pacific for 1999 totaled $175 million, representing an increase of $107 million over the prior year. The significant increase was primarily related to the commencement of operations of the Sual plant in October 1999, increased contributions from Mirant's operations in China and successful resolution of negotiations that allowed Mirant to recover certain receivables previously determined to be uncollectible.

    Corporate
    After tax corporate costs produced a net loss of $66 million in 1999 versus a $29 million net loss for 1998. The increased loss primarily reflects additional interest expense from corporate debt incurred during 1999 to finance acquisitions.

Liquidity and Capital Resources

     Historically, Mirant has obtained cash from operations, borrowings under credit facilities, issuances of commercial paper and senior notes, borrowings and capital contributions from Southern Company and proceeds from non-recourse project financing. These funds have been used to finance operations, service debt obligations, fund the acquisition, development and/or construction of generating facilities and distribution businesses, finance capital expenditures and meet other cash and liquidity needs. Some of the cash receipts associated with Mirant's businesses have been transferred to Southern Company from time to time, and Southern Company has provided funds to cover Mirant's disbursements from time to time. Mirant will not receive any additional funds from Southern Company or pay cash dividends to Southern Company.

     The projects that Mirant develops typically require substantial capital investment. Some of the projects in which Mirant has an interest have been financed primarily with non-recourse debt that is repaid from the project's cash flows. This debt is sometimes secured by interests in the physical assets, major project contracts and agreements, cash accounts and, in some cases, the ownership interest in that project subsidiary. These financing structures are designed to ensure that Mirant is not contractually obligated to repay the project subsidiary's debts, that is, they are "non-recourse" to Mirant and to its subsidiaries not involved in the project. However, Mirant has agreed to undertake limited financial support for some of its project subsidiaries in the form of limited obligations and contingent liabilities such as guarantees of specific obligations. To the extent Mirant becomes liable under these guarantees or other agreements in respect of a particular project, Mirant may have to use distributions it receives from other projects to satisfy these obligations.

     On October 2, 2000, the Company  completed the initial  public  offering of
66.7 million shares of its common stock at a price of $22.00 per share. In a concurrent offering, the Company sold 6.9 million 6 1/4% convertible trust preferred securities for an initial price of $50.00 per preferred security. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated were the joint book-running managers and the representatives of the underwriters for both offerings. The net proceeds from the offerings, after deducting underwriting discounts, commissions payable and other internal costs incurred by the Company, were $1,714 million. The Company used the net proceeds of the offerings to repay $900 million of short-term debt from credit lines and $581 million of commercial paper. The remaining proceeds were put into short-term investments to be used for general corporate purposes.

   Effects of Mirant's Separation From Southern Company

     In connection with Mirant's separation from Southern Company, on March 2, 2001 Mirant transferred to Southern Company its leasing subsidiary, SE Finance. SE Finance had net cash flows from operations of $141 million in 2000, $32 million in 1999 and $(37) million in 1998. While there were no cash flows from investing activities for 2000, SE Finance used cash flows for investing activities of $271 million in 1999 and $185 million in 1998. It also used cash flows from financing activities of $76 million in 2000, $240 million in 1999 and $227 million in 1998.

     Under agreements between Southern Company and Mirant, Mirant is required to indemnify Southern Company for taxation costs if Mirant were to cause the distribution of its stock to fail to be tax-free. Mirant estimates that the amount of any indemnification payments would be approximately $2 billion. Mirant does not currently maintain capital resources to fund potential indemnification payments to Southern Company for this purpose. Mirant believes the probability of an event occurring that would require it to make these payments is sufficiently low and sufficiently under its control that Mirant does not allocate liquidity for this contingency. If, however, the contingency should occur, Mirant believes it could fund the indemnification payments through cash flows from operations, new borrowings and, if necessary, asset sales. Payment of this obligation would materially affect Mirant's financial condition and its earnings and impair the ability to achieve its growth strategy. See additional discussion concerning the separation from Southern Company in "Additional Factors that Could Affect Future Performance--Risks Related to Mirant's Separation from Southern Company".

   Operating Activities

     Cash provided from operating activities totaled approximately $908 million for 2000 as compared to approximately $515 million for 1999, an increase of approximately 76%. This increase is due to Mirant's acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in its financial statements, and a full year of operations from the plants in California, New York and the Sual plant in the Philippines. In addition , the Company had increased market demand and market prices for electricity and gas in the western U.S., as well as the commencement of commercial operations of new plants in North America.

     As a result of Mirant's separation from Southern Company, Mirant has reviewed the current strategy of earnings deferral from Asia. On July 1, 2000, Mirant adopted a strategy under which only a portion of the future earnings will be deferred in order to reinvest funds for further growth in the Philippines, fund construction efforts, or service debt obligations. The remaining earnings will be repatriated for reinvestment elsewhere or to service parent debt obligations.

   Investing Activities

     Cash used in investing activities totaled $2,778 million for 2000 as compared to $2,121 million for 1999, an increase of approximately 31%. The amount in 2000 is primarily attributable to the acquisitions of the assets from PEPCO, and also includes the acquisition Hyder and of the remaining 40% of Mirant Americas Energy Marketing from Vastar. This compares to the acquisitions of the California and New York operations as well as the commencement of operations of Mirant's Sual plant in the Philippines in 1999. Mirant has used cash flows provided by financing activities primarily to finance investments in Mirant's subsidiaries.

   Financing Activities

     Cash provided from financing activities totaled approximately $2,861 million in 2000 as compared to $1,374 million for 1999, an increase of approximately 108%. The increase is primarily attributable to the $1,714 million of net proceeds received for the Company's initial public offering and financing the acquisition of assets from PEPCO in 2000. This compares to financing activities during 1999 which included $1,730 million of proceeds from the issuance of short-term and long-term debt to fund the acquisitions of California and New York. These inflows were partially offset by $491 million in payments of long-term debt, $503 million of dividends and return of capital paid to Southern Company and $28 million in dividends to minority interests during 2000.

     Mirant expects its cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt and equity financings. Mirant has generally financed the operations of its regional businesses and their projects primarily using financing arrangements requiring loans to be repaid solely from cash flows at either the regional or project level. Credit documents at subsidiaries financed in this manner often restrict the ability to pay dividends and management fees periodically to Mirant when the respective subsidiary fails to meet certain minimum criteria such as making timely payments of debt service, not meeting debt service coverage ratio thresholds, and certifying that there is no default or event of default under the relevant credit documents. There may also be additional limitations that are adapted to the particular characteristics of each project affiliate.

     As of December 31, 2000, sources of liquidity included the April 1999 $800 million Citibank credit facility (facilities B and C), the June 2000 $1.0 billion Bank of America credit facility and the August 2000 $100 million Wachovia letter of credit facility. Additionally, Mirant entered into a $650 million loan agreement with CSFB in September 2000 intended to partially finance its acquisition of the PEPCO assets. Mirant's existing facilities and cash position, along with existing credit facilities at its subsidiaries and others, currently being arranged to finance construction costs, are expected to provide sufficient liquidity for new investments, working capital and capital expenditures, including letters of credit, through 2001. As of December 31, 2000, Mirant had drawn $200 million under the September $650 million CSFB credit facility and issued letters of credit totaling $406 million and $86 million under the April 1999 $800 million Citibank credit facility and the August 2000 $100 million Wachovia letter of credit facility, respectively. Additionally, Mirant held $472 million in unrestricted cash at Mirant, most of which was earmarked for future payments associated with the assumption of transition power agreements and power purchase agreements from PEPCO.

     Mirant has obtained consent from the required majority of its lenders for each of its facilities to amend the respective credit agreements such that there is no event of default when Southern distributes Mirant's shares. Mirant has also obtained similar consents from project lenders where applicable.

     Mirant plans to seek proposals in the first half of 2001 for credit facilities that will replace some existing Mirant corporate bank facilities that would come due in 2001, unless Mirant elects to exercise term out options of one year or more. New credit facilities will be designed to provide working capital, letters of credit and interim financing for smaller investments. Mirant expects to size new credit facilities to provide a significant amount of additional liquidity for unforeseen needs. A portion of funds drawn under the credit facilities may be replaced by a capital markets issue later in 2001.

     Any projects Mirant develops in the future and those assets Mirant may seek to acquire, are likely to require substantial capital investment. Mirant expects to finance new investment primarily at the project or subsidiary level. Mirant's ability to arrange financing on a substantially non-recourse basis is dependent on numerous factors. However, Mirant may have to provide more financial support for the project entity or at a subsidiary level to satisfy its future capital needs.

     The market price of Mirant's common stock at December 31, 2000 was $28.31 per share and the book value was $12.21 per share based on the 338.7 million shares outstanding at December 31, 2000, representing a market-to-book ratio of 232%.

Commitments and Capital Expenditures

   Energy Marketing and Risk Management

     Mirant has approximately $877 million in trade credit support commitments related to its energy marketing and risk management activities as of December 31, 2000. Mirant has also guaranteed the performance of its obligations under a multiyear agreement entered into by Mirant with Brazos . Under the agreement, effective January 1999, Mirant provides all the electricity required to meet the needs of the distribution cooperatives served by Brazos. Also, Mirant is entitled to the output of Brazos' generation facilities and its rights to electricity under power purchase agreements Brazos has entered into with third parties. Mirant's guarantee was $75 million for the first year of the agreement and declines by $5 million per year to $55 million in the fifth year of the agreement.

     To the extent that Mirant does not maintain an investment grade rating, it would be required to provide alternative collateral to certain counterparties. Such collateral might be in the form of letters of credit. Performance guarantees assure a subsidiary's performance of contractual obligations whether it is commodity delivery or payment.

     Mirant has a $64 million guarantee outstanding at December 31, 2000 related to Pan Alberta Gas, Ltd.

     Vastar, a subsidiary of BP Amoco, and Mirant had issued certain financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant has agreed to indemnify BP Amoco against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At December 31, 2000, such guarantees amounted to approximately $312 million.

     Mirant Americas Energy Marketing has a contract with BP Amoco through December 31, 2007 to purchase the natural gas that would have been produced by Vastar (now a unit of BP Amoco) in Canada, Mexico, and the contiguous states of the United States. The negotiated purchase price of delivered gas is generally equal to the daily spot rate prevailing at each delivery point. As part of Mirant's acquisition of Vastar's 40% interest in Mirant Americas Energy Marketing, Mirant agreed to amend the gas purchase and sale agreement whereby BP Amoco is obligated to deliver fixed quantities at identified delivery points. The agreement will continue to be in effect through December 31, 2007. The amendment became effective November 1, 2000.

   Turbine Purchases and Other Construction-Related Commitments

     Mirant, either directly or indirectly through its subsidiaries, had commitments outstanding at December 31, 2000, to purchase 94 turbines and equipment packages, with an anticipated total capacity of approximately 18,310 MW. Mirant has options to purchase up to an additional 26 turbines, with an anticipated total capacity of approximately 7,100 MW. Minimum termination amounts under the contracts were $196 million at December 31, 2000. If all the turbines are purchased as planned, the total payments under these purchase agreements and the related long-term service agreements would amount to $3,240 million at December 31, 2000.

     Mirant has entered into firm commitments to meet ongoing construction obligations at its projects, including contracts for materials purchases and engineering, procurement and construction-related services. These commitments at December 31, 2000 totaled approximately $474 million.

   Long-term Service Agreements

     Mirant has entered into long-term service agreements for the maintenance and repair of its combustion turbine or combined cycle generating plants. These agreements may be terminated in the event a planned construction project is cancelled. Minimum termination amounts under the agreements were $168 million at December 31, 2000. At December 31, 2000, the amount committed for construction projects in process is approximately $2,255 million.

   Power Purchases Agreements

     Under the asset purchase and sale agreement for PEPCO, Mirant assumed the obligations and benefits of five power purchase agreements with a total capacity of 735 MW.

   Operating Leases

     Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $17 million, $17 million, and $25 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     Mirant entered into leveraged lease transactions that provided $1.5 billion, net of associated expenses, of the purchase price at the closing of the PEPCO transaction. The leases will be treated as operating leases for book purposes whereby one of Mirant's subsidiaries will record periodic lease rental expenses. Mirant has the following annual amounts committed for long-term service, turbine purchases, fuel, power purchases and operating leases (in millions):


                               Long-Term      Turbine
      Fiscal Year Ended:       Service        Purchase        Fuel           Power Purchase   Operating
                               Agreements     Commitments     Commitments    Agreements       Leases
                               ----------     -----------     -----------    --------------   ----------
      2001.................... $      23      $   1,048          $  184          $    26         $  219
      2002....................        67          1,320             180               11             191
      2003....................       119            712              55                0             170
      2004....................       174            136              54                0             141
      2005....................       180             24              55                0             136
      Thereafter..............     1,692              0              75                0           2,479
                               ---------      ---------       ---------          -------         -------
      Total minimum payments.. $   2,255      $   3,240           $ 603            $  37         $ 3,336
                               =========      =========       =========          =======         =======

   Litigation and Other Contingencies

   CEMIG

   In September 1999, the state of Minas Gerais, Brazil, filed a lawsuit in a state court seeking temporary relief against SEB exercising voting rights under the shareholders' agreement between the state of Minas Gerais and SEB regarding

SEB's interest in CEMIG, as well as a permanent rescission of the agreement. On March 23, 2000, a state court in Minas Gerais ruled that the shareholders' agreement was invalid. SEB has appealed that decision and a second decision by the same court invalidating the shareholders' agreement in a case brought by employees of CEMIG against the state of Minas Gerais. Mirant believes that this is a temporary situation and expects that the shareholders' agreement will be fully restored. Failure to prevail in this matter would limit Mirant's influence on the daily operations of CEMIG. However SEB would still have 33% of the voting shares of CEMIG and hold 4 of 11 seats on CEMIG's board of directors. SEB's economic interest in CEMIG would not be affected. The significant rights SEB would lose relate to supermajority rights and the right to participate in the daily operations of CEMIG. SEB obtained financing from Banco Nacional de Desenvolvimento Economico e Social ("BNDES") for approximately 50% of the total purchase price of the CEMIG shares which is secured by a pledge of its shares in CEMIG. The interest payment originally due May 15, 2000, in the amount of $107.8 million, has been deferred until May 15, 2001.

   State Line

      On July 28, 1998, an explosion occurred at the State Line plant causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant, five of which were filed in Cook County, Illinois. Mirant filed a motion to dismiss these five cases in 1998 for lack of "in personam" jurisdiction. The motion was denied in August 1999. In October 1999, the Appellate Court of Illinois granted Mirant's petition for leave to appeal. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made.

   Mobile Energy

     Mobile Energy is the owner of a facility that generates electricity, produces steam and in the past processed black liquor as part of a pulp and paper complex in Mobile, Alabama. On January 14, 1999, Mobile Energy and Mobile Energy Services Holdings, Inc., which guaranteed debt obligations of Mobile Energy, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Alabama, seeking protection under Chapter 11 of the United States Bankruptcy Code. Southern Company has guaranteed certain potential environmental and certain other obligations of Mobile Energy that represent a maximum contingent liability of $19 million as of December 31, 2000. A major portion of the maximum contingent liability escalates at the rate equal to the rate of increase in the producer price index. As part of its separation from Southern Company, Mirant has agreed to indemnify Southern Company for any obligations incurred under such guarantees.

     An amended plan of reorganization was filed by Mobile Energy and Mobile Energy Services Holdings, Inc. on February 21, 2001. This amended plan proposes to cancel the existing taxable and tax-exempt bond debt of Mobile Energy and transfer ownership of Mobile Energy and Mobile Energy Services Holdings to the holders of that debt. Approval of that proposed plan of reorganization would result in a termination of Southern Company's direct and indirect ownership interests in both entities, but would not affect Southern Company's continuing guarantee obligations that are described above.

   Reliability-Must-Run Agreements

      Mirant subsidiaries acquired generation assets from Pacific Gas & Electric Co. ("PG&E") in April 1999, subject to reliability-must-run agreements. These agreements allow the CAISO, under certain conditions, to require certain Mirant subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant assumed these agreements from PG&E prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant by the CAISO under the reliability-must-run agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant for the period from June 1,1999 through December 31, 2001. On June 7, 2000, the administrative law judge presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant appealed the administrative law judge's decision to the FERC. The outcome of this appeal cannot be determined. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals.

     If Mirant is unsuccessful in its appeal of the administrative law judge's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of December 31, 2000 would have been approximately $138 million, however, there would have been no effect on net income for 2000. This amount does not include interest that may be payable in the event of a refund. If Mirant is unsuccessful in its appeal, it plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the administrative law judge's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant cannot provide assurance that it will be successful.

   CAISO and PX Price Caps

      Beginning in May 2000, wholesale energy prices in the California markets increased to levels well above 1999 levels. In response, on June 28, 2000, the CAISO Board of Governors reduced the price cap applicable to the CAISO's wholesale energy and ancillary services markets from $750/Mwh to $500/Mwh. The CAISO subsequently reduced the price cap to $250/Mwh on August 1, 2000. During this period, however, the California Power Exchange Corporation ("PX") maintained a separate price cap set at a much higher level applicable to the "day-ahead" and "day-of" markets administered by the PX. On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric Company ("SDG&E") that sought to extend the CAISO's $250 price cap to all California energy and ancillary service markets, not just the markets administered by the CAISO. However, in its order denying the relief sought by SDG&E, the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation.

     On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh to be applied to both the PX and CAISO markets, which would allow bids above $150/MWh to be accepted, but will subject such bids to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (b) elimination of the requirement that the California utilities sell into and buy from the PX, (c) establishment of independent non-stakeholder governing boards for the CAISO and the PX, and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. In the November 1 Order the FERC established October 2, 2000, the date 60 days after the filing of the SDG&E complaint, as the "refund effective date." Under the November 1 Order rates charged for service after that date through December 31, 2002 will remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period.

     On December 15, 2000, the FERC issued a subsequent order that affirmed in large measure the November 1 Order (the "December 15 Order"). The order also required generators to provide weekly reports of sales above the "soft" price cap of $150/Mwh. Various parties filed requests for administrative rehearing and for judicial review of aspects of the FERC's December 15 Order. On March 8, 2001, the PX filed for bankruptcy. Mirant is in the process of evaluating what, if any, impact the PX's bankruptcy will have on the receivables owed to it.

     On Friday, March 9, 2001, the FERC issued an order which held that certain transactions into the CAISO and PX markets have not been shown to be just and reasonable. The order determined that potential refunds would be appropriate for certain transactions in these markets during a CAISO-declared Stage 3 Emergency, absent additional price or cost justification by jurisdictional sellers. These sellers, including Mirant California, LLC, Mirant Delta, LLC, and Mirant Potrero, LLC, have until March 23, 2001 to determine whether to provide refunds of costs above a "proxy market price" established by the FERC for the month of January, or to provide justification of costs or prices to the FERC. The order further explained that FERC will undertake an analysis to determine an appropriate proxy market price at the end of each month through April 2001, with the price to be announced no later than fifteen days of the end of each month.

     The FERC's proxy market price for January was $273/MWh, calculated as a cost-based formula for a hypothetical simple-cycle combustion turbine unit. The FERC identified the total potential refund exposure for Mirant California, LLC, Mirant Delta, LLC, and Mirant Potrero, LLC, as $2,186,059.

     On March 16, the FERC established its proxy price for February at $430/MWh. The total refund exposure for Mirant California, LLC, Mirant Delta, LLC, and Mirant Potrero, LLC for February is $826,111.

   Department of Energy Order

     On December 14, 2000, the Secretary of the Department of Energy ("DOE") ordered that certain suppliers of electricity provide electricity to the CAISO for delivery to California utility companies when the CAISO certified that there was inadequate electrical supply. Subsequent orders extended this requirement to February 7, 2001. The DOE orders expired at that time and have not been renewed. Mirant subsidiaries were called upon by the CAISO to provide power to the CAISO under the DOE orders.

   Proposed CAISO and PX Tariff Amendments

     On January 4, 2001, the CAISO filed for approval of a tariff amendment whereby its credit rating requirements for certain electricity purchasers would be reduced. The action was taken in response to reports that Moody's and S&P were on the verge of reducing the credit ratings of Southern California Edison ("SCE") and PG&E to ratings that would not allow SCE and PG&E to purchase electricity from the CAISO unless they posted collateral for their purchases. In its filing, the CAISO announced its intention to implement the reduced credit requirements immediately in order to ensure the reliability of the California power grid. On January 5, 2001, the PX filed a similar request with respect to the PX's tariffs as the CAISO had requested on January 4. On February 14, 2001, the FERC ruled that the tariff amendment requested by the PX should be rejected because it had ceased to operate its day-ahead and day-of markets. With respect to the CAISO's request, the FERC allowed the CAISO to amend its tariff to remove the credit-worthiness requirements only with respect to the scheduling by a utility purchaser from the CAISO of power from generation owned by that purchaser. The FERC rejected the proposed amendment with respect to purchases by the CAISO from third-party suppliers. The application of this ruling by the FERC to the CAISO's purchases under its emergency dispatch authority is currently being disputed.

   Defaults by SCE and PG&E

     On January 16 and 17, 2001, SCE's and PG&E's credit and debt ratings were lowered by Moody's and S&P to "junk" or "near junk" status. On January 16, 2001 SCE indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the PX and a $151 million payment due to a qualifying facility. On January 30, 2001, the PX suspended operation of its "day ahead" and "day of" markets. On February 1, 2001, PG&E indicated that it intended to default on payments of over $1 billion due to the PX and qualifying facilities.

   DWR Power Purchases

     On January 17, 2001, the Governor of California issued an emergency proclamation giving the California Department of Water Resources ("DWR") authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and PG&E. The CAISO and PX have not paid the full amounts owed to Mirant Americas Energy Marketing for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the PX or the CAISO for sales that were not arranged by the DWR.

     Mirant through its subsidiaries has approximately 3000 MW of generating capacity in California. This includes facilities which operate during periods of intermediate load and peak demand levels. Mirant's California subsidiaries generated an amount equivalent to about 4% of the total California energy consumption in 2000. The Company's combined receivables from both the PX and the CAISO as of December 31, 2000 and as of late February 2001 (unaudited) were approximately $375 million and $385 million (unaudited), respectively, net of settlements due to the PX. There are other sources of collateral and revenues which could potentially provide additional offset to these net receivables listed above. On a going-forward basis, Mirant does not expect a material portion of its income to be derived from receivables due from the PX and CAISO attributable to purchases on behalf of non-credit-worthy entities in California. While the ultimate collectibility of the net receivables cannot be readily determined, Mirant has taken a provision which it believes adequately covered its exposure as of December 31, 2000 related to the increased credit and payment risks associated with the California power situation. Additionally, the Company continues to monitor the situation in the western U.S. and anticipates that significant additional reserves will be taken in the first quarter of 2001.

   Attorney General,  California  Public  Utilities  Commission  and Legislative
    Investigations

     The California Public Utilities Commission ("CPUC") and the California Attorney General's office have each launched investigations into the California energy markets that have resulted in the issuance of subpoenas to several Mirant entities. The CPUC issued one subpoena to Mirant entities in mid-August 2000 and one in September 2000. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Despite various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary, and trade secret information obtained by the CPUC and the Attorney General through this process.

     On March 14, 2001, the California Senate announced the formation of a committee to investigate alleged manipulation in the state electricity and natural gas markets. To date, Mirant has not received subpoenas in this investigation.

     While Mirant will vigorously defend any claims of potential civil liability or criminal wrongdoing asserted against it or its subsidiaries, the results of such investigations cannot now be determined.

   California Class Action Litigation

     Five lawsuits have been filed in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant Corporation, Mirant Americas Energy Marketing , Mirant Delta, Mirant Potrero, and Southern Company, engaged in various unlawful and anticompetitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Four of the suits seek class action status. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern Company as a defendant, it appears that the allegations, as they may relate to Southern Company and its subsidiaries, are directed to activities of subsidiaries of Mirant Corporation. One such suit names Mirant Corporation itself as a defendant. Southern Company has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs the separation of Mirant from Southern Company, and Mirant has undertaken the defense of all of the claims. The final outcome of the lawsuits cannot now be determined.

   Environmental Information Requests

     Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the state of New York concerning the air quality control implications of various repairs and maintenance activities of Mirant New York at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the state. The state of New York issued notices of violation to some of the utilities being investigated. The state issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions which the state of New York may require. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from historical operations, but Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Mirant New York is engaged in discussions with the state to explore a resolution of this matter.

     In January 2001, EPA, Region 3 issued a request for information to Mirant Mid-Atlantic concerning the air permitting implications of past repair and maintenance activities at its Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. Mirant Mid-Atlantic is in the process of responding fully to this request.

   Bewag

     On August 10, 2000, E.on Energie announced that it had reached an agreement with Hamburgische Electricitaets-Werke AG (HEW) to sell E.on Energie's 49% share of Bewag effective January 1, 2001. On August 15, 2000, the Berlin high court issued a preliminary injunction, at Mirant's request, to prevent the sale of E.on Energie's shares in Bewag to HEW. This injunction was upheld on December 4, 2000, but has been appealed by E.on Energie. The appeal proceedings are still in the early stages. The matter is also in the process of binding arbitration. E.on Energie has submitted a counterclaim to the arbitrators seeking, among other things, recovery of damages it claims it suffered as a result of the injunction. Upon E.on Energie's request, Mirant instituted legal proceedings in the state court of Berlin seeking confirmation of the injunction of the Berlin court. The outcome of the pending proceedings is uncertain. Mirant, through its subsidiaries, has made an offer to purchase E.on Energie's 49% interest in Bewag. Mirant has also stated its willingness to negotiate a settlement with E.on Energie and HEW that would result joint control of Bewag by HEW and Mirant.

   WPD and SWE Pension Issues

      WPD and South Wales Electricity plc face potential regulatory issues related to their use of a pension surplus which was primarily utilized to offset the cost of providing early pensions to terminated employees. An independent pension arbitrator has issued a ruling directing that another industry employer should refund such amounts with interest to the Electricity Supply Pension Scheme ("ESPS"). This ruling is currently being appealed to the House of Lords. The ESPS provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the United Kingdom. The majority of both WPD's and South Wales Electricity plc's employees are ESPS members. Mirant cannot provide assurance that this appeal will succeed or that neither WPD nor South Wales plc will be required to refund to the ESPS any amounts previously used to fund early retirement costs, which management estimates to be approximately (pound)27 million (approximately $40 million). Under SFAS 87 "Employers' Accounting for Pensions," the Company does not anticipate any immediate impact to its net income.

   International Energy Limited Arbitration Award:

      In December 2000, an arbitration award was handed down against Mirant Asia Pacific ("MAP") relating to fees in the amount of $26 million owed to International Energy Limited ("IEL") for the Tanjung Jati project. The matter relates to an agreement with IEL entered into by MAP prior to Mirant's acquisition of MAP from Hopewell Holdings Ltd. ("HHL"). In 1997 MAP sold the Tanjung Jati project to HHL. Under the Sales Agreement HHL provided an indemnity obligation from HHL for certain matters, including such matters as this claim. To date HHL has acknowledged the indemnity and defended the suit. Mirant fully expects HHL to perform its obligation to indemnify MAP for any liability incurred in connection with enforcement of the award.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Mirant is exposed to market risks, including changes in interest rates and currency exchange rates. Through various hedging mechanisms, the Company attempts to mitigate some of the impact of changes in energy prices, fuel costs, interest rates and exchange rates on its results of operations. To manage the volatility inherent in these market risks, the Company nets the exposures to take advantage of natural offsets. In addition, Mirant may enter into hedging transactions to mitigate the remaining exposures as part of its risk management program.

   Energy Commodity Price Risk

     Mirant's energy marketing and risk management subsidiaries enter into a variety of contractual commitments, such as swaps, swap options, cap and floor agreements, futures contracts, forward purchase and sale agreements, and option contracts. These contracts generally require future settlement and are either executed on an exchange or traded as Over-the-Counter ("OTC") instruments. Contractual commitments have widely varying terms and have durations that range from a few days to a number of years, depending on the instrument.

     The way in which Mirant accounts for and presents contractual commitments in its financial statements depends on both the type and purpose of the contractual commitment held or issued. As discussed in the summary of accounting policies, the Company records all contractual commitments used for trading purposes, including those used to hedge trading positions, at fair value. Consequently, changes in the amounts recorded in the Company's consolidated balance sheets resulting from movements in fair value are included in trading revenues in the period in which they occur. Mirant also engages in commodity-related marketing and price risk management activities in order to hedge market risk and exposure to electricity and to natural gas, coal, and other fuels utilized by its generation assets. These financial instruments include primarily forwards, futures, and swaps. The gains and losses related to these derivatives are recognized in the same period as the settlement of underlying physical transaction. These realized gains and losses are included in operating revenues and operating expenses in the accompanying consolidated statement of income. Contractual commitments expose the Company to both market risk and credit risk.

   Interest Rate Risk

     The Company uses interest rate swaps to hedge underlying debt obligations. These swaps hedge specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with a swap is reflected as an adjustment to interest expense over the life of the instruments. In August and September of 2000, MAGI entered into forward starting interest rate swaps intended to hedge anticipated bond issuances in 2001. Further, some of Mirant's other subsidiaries have entered into interest rate swaps in foreign currencies. These swaps are designated as hedges of those subsidiaries' related debt issuances in the same currency. If Mirant sustained a 100 basis point change in interest rates for all variable rate debt in all currencies, the change would affect net income by approximately $10 million, based on variable rate debt and derivatives, cash balances and other interest rate sensitive instruments outstanding at December 31, 2000.

   Foreign Currency Exchange Rate Risk

     Mirant uses long-term cross-currency agreements to hedge a significant portion of its net investments in both Western Power Distribution and Bewag. These cross-currency agreements hedge Mirant's cash exposure to fluctuations in the British Pound Sterling and Deutschemark exchange rates with the U.S. Dollar. The Company also has investments in various emerging market countries where the net investments are not hedged, including Chile, Trinidad and Tobago, the Bahamas, the Philippines and China. The Company relies on either contractual or regulatory links to the U.S. Dollar to mitigate currency risks attributable to these investments. As a result of these links to the U.S. Dollar, the Company does not believe it has a material cash exposure to changes in exchange rates between the U.S. Dollar and the currencies of these countries. The Company has also entered short-term forward agreements to hedge inter-company loans and equity provided to purchase a portion of Hyder. Mirant intends to roll these out into long-term cross-currency agreements similar to those used for investments in Western Power Distribution and Bewag.

     In addition, Mirant has currency exposure which it is unable to hedge related to its investment in CEMIG. Revenues at CEMIG and dividends from CEMIG are denominated in Brazilian Reals and a significant portion of debt incurred to finance CEMIG is required to be repaid in other currencies. CEMIG's agreements with the Brazilian government provide for rate increases in the event of a devaluation of the Real and indexes power purchases to the U.S. dollar. These agreements provide the Company some protection against a devaluation of the Real; however, it does not completely cover its exposure. For example, the devaluation of the Real in January 1999 resulted in a write down of $83 million, net of income tax effects, in the currency translation account category included in Mirant's equity accounts.

     Mirant utilizes currency swaps and forward agreements to hedge U.S. dollar-denominated debt issued by its Southern Investments UK and Hyder plc affiliates. These swaps offset the dollar cash flows, thereby effectively converting debt to the respective subsidiary's functional currency. Gains and losses related to qualified hedges of foreign currency firm commitments are deferred and included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses to that point continue to be deferred and are included in the basis of the underlying transaction.

     Mirant has hedge transactions that may not continue to qualify for hedge accounting under the Financial Accounting Standards Board ("FASB") proposed Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" ("SFAS No. 138").

     Mirant measures currency earnings risk related to its international holdings based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. The Company used exchange rates and currency positions as of December 31, 2000 to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased net income by approximately $6 million had the U.S. Dollar exchange rate increased relative to the currencies with which Mirant had exposure.

     For all derivative financial instruments, the Company is exposed to losses in the event of nonperformance by counterparties to these derivative financial instruments. The Company has established controls to determine and monitor the creditworthiness of counterparties to mitigate its exposure to counterparty credit risk.

   Interest and Currency Swaps

     Mirant's policy is to manage interest expense using a combination of fixed and variable rate debt. To manage this mix in a cost-efficient manner, Mirant enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Gains and losses resulting from the termination of qualified hedges prior to their stated maturities are recognized ratably over the remaining life of the instrument being hedged.

     Currency swaps are used by Mirant to hedge its net investment in certain foreign subsidiaries. Gains or losses on these currency swaps designated as hedges of net investments are offset against the translation effects reflected in other comprehensive income, net of tax. Currency forwards are used to hedge contracts denominated in a foreign currency.

     The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On virtually all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives mitigate Mirant's exposure arising from certain foreign currency transactions.

                         Year of Maturity    Interest        Number of     Notional    Unrecognized
Type                      or Termination       Rates      Counterparties    Amount      Gain (Loss)
----                      --------------       -----      --------------    ------      -----------
                                                                              (in millions)
Interest rate swaps          2002-2012      6.55%-7.12%         9            $2,150     $ (110)
                             2002-2007      4.98%-5.79%         2             DM691       $ (5)
Cross currency swaps              2002               -          2         (pound)44          1
Cross currency swaption           2003               -          2             DM338         24
Currency forwards            2001-2003               -          1             CAD19          -
                                  2001               -          4        (pound)116         (5)
                                                                                     ---------
                                                                                        $  (95)
   (pound) - Denotes British Pounds Sterling.
         DM - Denotes Deutschemark.
         CAD - Denotes Canadian Dollars.

     The unrecognized gain/loss for interest rate swaps is determined based on the estimated amount that Mirant would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrecognized gain/loss for cross-currency financial instruments is determined based on current foreign exchange rates. As indicated in the previous table, if the existing derivative financial instruments at December 31, 2000 had been discontinued or Mirant counterparties defaulted on those dates, Mirant would have recognized losses of approximately $95 million. However, at December 31, 2000, Mirant believes that its exposure to credit risk due to nonperformance by the counterparties to its financial derivatives is not material, based on the investment grade rating of the counterparties.

   Market Risk

     Market Risk is the potential loss that Mirant may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Mirant's exposure to market risk is determined by a number of factors, including the size, duration, composition, and diversification of positions held and the absolute and relative levels of interest rates, as well as market volatility and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. The most significant factor influencing the overall level of market risk to which Mirant is exposed is its use of various risk management techniques. Mirant manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies through its risk oversight committees. Mirant's risk oversight committees review and monitor compliance with risk management policies that limit the amount of total net exposure and rolling net exposure during the stated periods. These policies, including related risk limits, are approved by the Group Boards of Directors and are regularly assessed by management to ensure their appropriateness given Mirant's objectives. Mirant's corporate risk control officer is a member of the Group risk oversight committees to ensure that information is communicated to Mirant's senior management and audit committee as needed.

     Mirant uses a systematic approach to the evaluation and management of risk associated with its marketing and risk management-related commodity contracts, including value-at-risk ("VAR"). VAR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and within a specified holding period.

     Mirant uses a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate its risks with respect to VAR. Based on a 95% confidence interval and employing a one-day holding period for all positions, Mirant's portfolio of positions had a VAR of $25.6 million at December 31, 2000. During 2000, the actual daily change in fair value never exceeded this daily VAR calculation. Mirant also utilizes additional risk control mechanisms such as commodity position limits and stress testing.

     The fair values of Mirant's assets from risk management activities recorded in the consolidated balance sheets at December 31, 2000, were comprised primarily of approximately 52% electricity and 45% natural gas. The fair values of the liabilities from risk management activities recorded in the consolidated balance sheets at December 30, 2000, were comprised primarily of approximately 52% electricity and 45% natural gas.

   Credit Risk

     In conducting its energy marketing and risk management activities, Mirant regularly transacts business with a broad range of entities and a wide variety of end-users, trading companies, and financial institutions. Credit risk is measured by the loss Mirant would record if its counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, were not adequate to cover such losses. Mirant has established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses master netting agreements whenever possible to mitigate Mirant's exposure to counterparty credit risk. Master netting agreements enable Mirant to net certain assets and liabilities by counterparty. Mirant also nets across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, Mirant may require counterparties to pledge additional collateral when deemed necessary.

     Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Mirant monitors credit risk on both an individual basis and a group counterparty basis.

     No single counterparty represents 10% or more of Mirant's credit exposure at December 31, 2000. Mirant's overall exposure to credit risk may be impacted, either positively or negatively, because its counterparties may be similarly affected by changes in economic, regulatory, or other conditions.

Accounting Pronouncements

     In June 2000, the FASB issued SFAS No. 138, an amendment of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and for hedging activities. The Statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Mirant adopted the provisions of SFAS No. 133, as amended, on January 1, 2001 and such adoption is expected to result in a cumulative after-tax reduction in other comprehensive income of approximately $300 million in the first quarter of fiscal year 2001. Mirant anticipates that SFAS No. 133 will increase the volatility in other comprehensive income because the derivative instruments are valued based on market indices. The adoption will also impact assets and liabilities recorded on the balance sheet.

     The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. In particular, there are two implementation questions that remain unresolved by the FASB that specifically relate to Mirant's industry. The first issue relates to the unplanned netting of electricity transactions with the same counterparty (referred to as a "bookout") which is used in the electric utility industry as a scheduling convenience when two utilities happen to have offsetting transactions. The FASB has yet to conclude on whether bookouts represent gross settlement or net settlement.

     If bookouts are determined to be net settlement features, then the related contracts cannot qualify for the normal purchases and sales exception; however, if a bookout is viewed by the FASB to be viewed as gross settlement, the contract would qualify for this normal purchases and sales exception.

     The second issue relates to capacity contracts. A unique characteristic of the electric utility industry is that electricity cannot be stored and as a result, contracts to buy and sell electricity generally allow the purchaser some flexibility in determining when to take electricity, as well as the quantity to take, in order to match power delivery to fluctuating demand. Such power contracts typically include a charge (the capacity or demand charge) to recover the significant cost of related plant and financing and also a separate charge to recover the variable cost of producing power (the energy charge). The FASB has yet to conclude on whether such contracts should uniquely qualify for the normal purchases and normal sales exception even though they appear to give the buyer some optionality. SFAS No. 133 does not allow option contracts to qualify for the normal purchases and sales exception.

     Mirant's SFAS No. 133 current accounting policies assume that bookouts qualify for the normal purchases and sales exception. Additionally, Mirant's accounting policies assume that contracts containing capacity and energy charges qualify for the normal purchases and sales exception. When established, the final conclusions from the FASB concerning these two issues may have additional impacts on Mirant's financial statements.

     During 2000, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10" without material impact on its earnings or financial position. This EITF provides additional clarification to companies in the energy industry in accounting for energy trading and risk management contracts.

Special note regarding forward-looking statements:

     The information presented in this Form 10-K includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, Mirant's future financial performance or projected business results. In some cases, forward-looking statements by terminology may be identified by statements such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (i) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (ii) the extent and timing of the entry of additional competition in the markets of Mirant's subsidiaries and affiliates; (iii) Mirant's pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (iv) state, federal and other rate regulations in the United States and in foreign countries in which Mirant's subsidiaries and affiliates operate; (v) changes in or application of environmental and other laws and regulations to which Mirant and its subsidiaries and affiliates are subject; (vi) political, legal and economic conditions and developments in the United States and in foreign countries in which Mirant's subsidiaries and affiliates operate; (vii) financial market conditions and the results of Mirant's financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; (viii) performance of Mirant's projects undertaken and the success of efforts to invest in and develop new opportunities; (ix) unanticipated developments in the California power markets, including, but not limited to, unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on receivables due, adverse results in current or future litigation and adverse changes in the tariffs of the California Power Exchange Corporation or California Independent System Operator Corporation, and (x) other factors, discussed elsewhere herein and in other reports (including Mirant's Form S-1 filed September 27, 2000) filed from time to time by Mirant with the SEC.

     Although Mirant believes that the expectations reflected in the forward-looking statements are reasonable, Mirant cannot guarantee future results, events, levels of activity, performance or achievements. Mirant does not undertake a duty to update any of the forward-looking statements.

Additional Factors that Could Affect Future Performance

    In addition to the discussion of certain risks in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to Mirant's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

Risks Related to Mirant's Business

   Changes in commodity prices may increase the cost of producing power and decrease the amount Mirant receives from selling power, resulting in financial performance below its expectations.

    Mirant's generation and distribution businesses are subject to changes in power prices and fuel costs which may impact its financial results and financial position by increasing the cost of producing power and decreasing the amount it receives from the sale of power. In addition, actual power prices and fuel costs may differ from those assumed in Mirant's financial models. As a result, Mirant's financial results may not meet its expectations.

   Mirant's profitability may decline if it is not able to fully hedge against changes in commodity prices or if its hedging procedures do not work as planned.

    To lower Mirant's financial exposure related to commodity price fluctuations, Mirant's energy marketing and risk management business routinely enters into contracts to hedge purchase and sale commitments, weather conditions, fuel requirements and inventories of natural gas, coal, electricity, crude oil and other commodities. As part of this strategy, Mirant routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or exchanges. However, Mirant does not expect to cover the entire exposure from market price volatility of its assets and the coverage will vary over time. In addition, as a result of marketplace illiquidity and other factors, Mirant's marketing and risk management operations may, at times, be unable to fully hedge their portfolios for market risks. Failure to hedge against changes in commodity prices may cause Mirant's profitability to decline.

    Mirant may, at times, have an open position in the market, within established guidelines, resulting from the management of its portfolio. To the extent open positions exist, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably.

    Commodity price variability results from many factors, including weather, illiquid markets, transmission or transportation inefficiencies, availability of competitively priced alternative energy sources, demand for energy commodities, natural gas, crude oil and coal production, natural disasters, wars, embargoes and other catastrophic events, and federal, state and foreign energy and environmental regulation and legislation.

    Furthermore, the risk management procedures Mirant has in place may not always be followed or may not always work as planned. As a result of these and other factors, Mirant cannot predict with precision the impact that its risk management decisions may have on its businesses, operating results or financial position. Although Mirant devotes a considerable amount of management efforts to these issues, their outcome is uncertain.

   Mirant's projects located outside of the United States expose it to risks related to laws of other countries, taxes, economic conditions, fluctuations in currency rates, labor supply and relations, political conditions and policies of foreign governments. These risks may delay or reduce Mirant's realization of value from its international projects.

    Mirant has substantial operations outside the United States. In 2000, Mirant derived approximately 79% of its net income from foreign operations. The acquisition, financing, development and operation of projects outside the United States entail significant political and financial risks, which vary by country, including:

    o changes in laws or regulations,
    o changes in foreign tax laws and regulations, including unexpected tax liabilities, o changes in United States laws, including tax laws, related to foreign operations, o compliance with United States foreign corrupt practices laws, o changes in government policies or personnel, o changes in general economic conditions affecting each country, o difficulty in converting earnings to U.S. dollars or moving funds out of the country in which the funds were earned,
    o fluctuations in currency exchange rates,
    o changes in labor relations in operations outside the United States, o political instability and civil unrest, and o expropriation and confiscation of assets and facilities.

    Despite contractual protections Mirant has against many of these risks for its operations in the Philippines, China and some other countries in which Mirant operates or may invest in the future, Mirant's actual results may be affected by the occurrence of any of these events. The occurrence of any of these events could substantially delay or reduce the value of the project concerned.

    Risk from fluctuations in currency exchange rates can arise when Mirant's foreign subsidiaries borrow funds in one type of currency but receive revenue in another. In such cases, an adverse change in exchange rates can reduce Mirant's ability to meet debt service obligations. Foreign currency risk can also arise when the revenues received by Mirant's foreign subsidiaries are not in U.S. dollars. In such cases, a strengthening of the U.S. dollar could reduce the amount of cash and income it receives from these foreign subsidiaries.

    While Mirant believes it has hedges and contracts in place to mitigate its most significant foreign currency exchange risks, it has some exposure that is not hedged. For example, while Mirant uses long-term cross-currency agreements to hedge a significant portion of its net investments in both Western Power Distribution and Bewag AG, it has a portion that is not hedged. Mirant also has currency risks with its investment in CEMIG in Brazil. Mirant believes that these risks are material but it has decided not to hedge them due to the high cost and the uncertain effectiveness of implementing such a hedge.

    Mirant's international operations are subject to regulation by various foreign governments and regulatory authorities. The laws and regulations of some countries may limit Mirant's ability to hold a majority interest in some of the projects that it may develop or acquire, thus limiting its ability to control the development, construction and operation of those projects. In addition, the legal environment in foreign countries in which Mirant currently owns assets or projects or may develop projects in the future could make it more difficult for it to enforce its rights under agreements relating to such projects. Mirant's international projects may also be subject to risks of being delayed, suspended or terminated by the applicable foreign governments or may be subject to risks of contract invalidation by commercial or governmental entities. For example, in the Philippines pending electricity reform laws and implementing regulations are intended to break-up and privatize most of the Philippines National Power Corporation, Mirant's main customer. Mirant does not believe that these regulations will have a material adverse effect on its operations in the Philippines but it cannot provide assurance that this will be the case.

   Some of Mirant's facilities depend on only one or a few customers or suppliers. These parties, as well as other parties with whom Mirant has contracts, may fail to perform their obligations, which may result in a default on project debt and may require Mirant to institute legal proceedings to enforce its agreements.

    Several of Mirant's power production facilities rely on a single customer or a few customers to purchase all of the facility's output or on a single supplier or a few suppliers to provide fuel, water and other services required for the operation of the facility. Mirant's sale and procurement agreements for these facilities may also provide support for any project debt used to finance the related facilities. The financial performance of these facilities is dependent on the continued performance by customers and suppliers of their obligations under their long-term agreements and, in particular, on the credit quality of the facilities' customers. A facility's financial results could be materially adversely affected if any one customer or supplier fails to fulfill its contractual obligations and Mirant is unable to find other customers or suppliers to produce the same level of profitability. As a result of the failure of a major customer or supplier to meet its contractual obligations, Mirant may be unable to repay obligations under its project or corporate debt.

    In addition, Mirant's marketing and risk management operations are exposed to the risk that counterparties which owe it money or energy as a result of market transactions will not perform their obligations. Mirant is currently owed significant past due revenues from the PX and CAISO as a result of the failure of Pacific Gas and Electric and Southern California Edison to perform their obligations to the PX and CAISO. Mirant has had to take legal action against some counterparties in the past because of their failure to perform, and one counterparty filed for bankruptcy protection as a result.

   Mirant may be unable to obtain the financing it needs to pursue its growth strategy, and any future financing received may be less favorable than its current arrangements. Any difficulty experienced in obtaining favorable financing arrangements may adversely affect Mirant's ability to expand its operations and, as a result, may adversely affect the value of its stock.

    Each of Mirant's projects under development and those projects and businesses Mirant may seek to acquire or construct will require substantial capital investment. Mirant's continued access to capital with acceptable terms is necessary for the success of its growth strategy. Mirant's attempts to consummate future financings may not be successful or on favorable terms.

    Mirant has generally been able to arrange for a majority of the financing of each project or business on a basis that is substantially non-recourse to it. Mirant may attempt to continue this practice where and when it determines it to be in the Company's best interest, but Mirant cannot provide assurance that market conditions and other factors will permit future project and acquisition financings on terms similar to those its subsidiaries have previously received. Mirant's ability to arrange for financing on a substantially non-recourse basis and the costs of such capital are dependent on numerous factors, including general economic and capital market conditions, credit availability from banks, investor confidence, the continued success of current projects and the continued existence of tax and securities laws which are conducive to raising capital in this manner. If Mirant is not able to obtain financing for its projects on a substantially non-recourse basis, it may have to finance them using recourse capital which could take one of the following forms:

    o issue additional debt at the corporate level, o issue additional equity securities, o make larger equity investments in its projects, or o provide more financial support for its projects.

    Mirant may decide not to build new plants or acquire facilities. Any of these alternatives could have a material adverse effect on Mirant's growth prospects and the market price of its common stock. Additionally, future equity financings could be dilutive to existing holders of its common stock, and future debt financings could involve restrictive covenants.

   Mirant's activities are restricted by substantial indebtedness. This indebtedness may be accelerated and Mirant may be forced to default on its debt obligations if it is unable to service it. Acceleration of some of Mirant's debt may cause other lenders to accelerate other debt obligations.

    Mirant has incurred substantial indebtedness on a consolidated basis to finance its business. As of December 31, 2000, Mirant's total consolidated indebtedness was $20.0 billion, its total consolidated assets were $24.1 billion and its stockholders' equity was $4.1 billion. Mirant's ability to meet its debt service obligations and to repay its outstanding indebtedness will depend primarily upon cash flow produced by its business.

    Mirant's level of indebtedness has important consequences, including:

    o limiting its ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of its growth strategy or other purposes,
    o limiting its ability to use operating cash flow in other areas of its business because it must dedicate a substantial portion of these funds to service its debt,
    o increasing its vulnerability to general adverse economic and industry conditions, and
    o limiting its ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation.

    In addition, some of Mirant's existing debt agreements contain restrictive covenants which, among other things, can limit or prohibit the ability of Mirant or its subsidiaries to:

    o  incur indebtedness,
    o  make  prepayments of indebtedness in whole or in part,
    o  pay dividends,
    o  make investments,
    o engage in transactions with affiliates,

    o create liens,
    o sell assets, and
    o acquire facilities or other businesses.

    If Mirant is unable to comply with the terms of its debt agreements, it may be required to refinance all or a portion of its debt or to obtain additional financing. Mirant may be unable to refinance or obtain additional financing because of its high levels of debt and the debt incurrence restrictions under its debt agreements. Mirant may be forced to default on its debt obligations if cash flow is insufficient and refinancing or additional financing is unavailable. If Mirant defaults under the terms of its indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under its other obligations.

   Mirant's costs of compliance with environmental laws are significant and the cost of compliance with new environmental laws could adversely affect its profitability.

    Mirant's operations are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection. To comply with these legal requirements, Mirant must spend significant sums on environmental monitoring, pollution control equipment and emission fees. Mirant may be exposed to compliance risks from new projects, as well as from plants it has acquired.

    Mirant's failure to comply with environmental laws may result in the assessment of penalties and fines against it by regulatory authorities. With the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by Mirant subject to environmental regulation, it expects its environmental expenditures to be substantial in the future. As is true in many countries of the world, the governments of the United States, China, the Philippines, various European nations and Trinidad and Tobago recently have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management. For example, the U.S. Environmental Protection Agency has recently promulgated more stringent air quality standards for particulate matter emitted from power plants. The scope and extent of new environmental regulations, including their effect on Mirant's operations, is unclear.

    Unless Mirant's contracts with customers expressly permit it to pass through increased costs attributable to new statutes, rules and regulations, it may not be able to recover capital costs of complying with new environmental regulations, which may adversely affect its profitability. Most of Mirant's contracts with customers do not permit it to recover capital costs incurred to comply with new environmental regulations. However, Mirant's contracts for its State Line facility and the Power Generation Company of Trinidad and Tobago have provisions that allow it to recover a portion of its capital costs. In addition, the contracts for Mirant's Philippine operations have provisions that allow it to negotiate with the Philippine government for the recovery of costs associated with changes in environmental laws, although there is no guarantee that it can recover any of those costs. Finally, there are provisions in the tariffs imposed by the California Independent System Operator that potentially would allow Mirant to recover costs of capital additions, including environmental upgrades, for its California operations.

   Mirant's business in the United States is subject to complex government regulations and changes in these regulations or in their implementation may affect the rates it is able to charge, the costs of operating its facilities or its ability to operate its facilities, any of which may negatively impact its results of operations.

    The majority of Mirant's generation operations in the United States are exempt wholesale generators that sell electricity exclusively into the wholesale market. Generally, Mirant's exempt wholesale generators are subject to regulation by the FERC regarding rate matters and state public utility commissions regarding non-rate matters. The majority of Mirant's generation from exempt wholesale generators is sold at market prices under market rate authority exercised by the FERC, although the FERC has the authority to impose "cost of service" rate regulation or other market power mitigation measures if it determines that market pricing is not in the public interest. Any reduction by the FERC of the rates Mirant receives for its generation activities may adversely affect its results of operations.

    To conduct Mirant's business, it must obtain licenses, permits and approvals for its plants. Mirant cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants. If Mirant cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected.

   The energy industry is rapidly changing to increased competition and Mirant might not be successful in responding to these changes.

    Mirant may not be able to respond in a timely or effective manner to the many changes intended to increase competition in the energy industry in both domestic and international markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of Mirant's business may come under increasing pressure. Industry deregulation and privatization may not only continue to fuel the current trend toward consolidation in the utility industry but may also encourage the disaggregation of vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in Mirant's industry and it may not be able to maintain its revenues and earnings in this competitive marketplace or to acquire or develop new assets to pursue its growth strategy.

    Many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry and increase access for independent power producers and electricity consumers to electric utilities' transmission and distribution systems. Industry restructuring in regions where Mirant has substantial operations could affect its operations in a manner which is difficult to predict, since the effects will depend on the form and timing of the restructuring. Access to transmission and distribution systems is essential to permit entry into markets by Mirant and its competitors. In addition, effective entry involves substantial investment in fixed assets, such as building power plants. If a region's power transmission infrastructure is inadequate, Mirant's recovery of costs and profits may be limited, and the imposition of restrictive price regulation may reduce the incentive to invest in expansion of transmission infrastructures. In addition, regulations to which Mirant is subject may change in other ways that it cannot predict. The structure of these energy regulations has been in the past, and may be in the future, the subject of various challenges and restructuring proposals by utilities and other industry participants. Regulatory initiatives in foreign countries where Mirant has or will have operations involve the same types of risks.

    The United States Congress is considering legislation that would repeal PURPA entirely, or at least eliminate the future obligation of utilities to purchase power from qualifying facilities, and also of PUHCA. In the event of a PUHCA repeal, competition from independent power generators and from utilities with generation, transmission and distribution would likely increase. Repeal of PURPA or PUHCA may or may not be part of comprehensive legislation to restructure the electric utility industry, allow retail competition and deregulate most electric rates. Mirant cannot predict the effect of this type of legislation, although it anticipates that any legislation would result in increased competition. If Mirant were unable to compete in an increasingly competitive environment, its business and results of operation may suffer.

    The FERC has issued power and gas transmission initiatives that require electric and gas transmission services be offered on a common carrier basis unbundled from commodity sales. Although these initiatives are designed to encourage wholesale market transactions for electricity and gas, there is the potential that fair and equal access to transmissions systems will not be available and Mirant cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission additions in specific markets. In Canada, national and provincial governments have instituted natural gas regulations also designed to encourage the development of competitive markets. However, Mirant cannot predict the timing and scope of the development of a competitive market in Canada or the effect of these or future regulations on these markets.

    Mirant cannot predict whether the federal government, state legislatures or foreign governments will adopt legislation relating to the deregulation of the energy industry. Mirant cannot provide assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on its business, results of operations or financial condition.

   Changes in technology may significantly impact Mirant's business by making its power plants less competitive.

    A basic premise of Mirant's business is that generating power at central power plants achieves economies of scale and produces electricity at a low price. There are other technologies that can produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells. Costs for current alternate electricity generation methods are currently more expensive than the cost for central station generated methods of producing electricity. Research and development activities are ongoing to seek improvements in the alternate technologies. It is possible that advances will reduce the cost of alternate methods of electric production to a level that is equal to or below that of most central station electric production. If this were to happen, the value of Mirant's power plants may be significantly impaired.

   Mirant's facilities may not operate as planned, which may lead to poor financial performance and the acceleration of its project debt.

    Mirant's operation of power plants involves many risks, including the breakdown or failure of generation equipment or other equipment or processes, labor disputes, fuel interruption and operating performance below expected levels. In addition, weather related incidents and other natural disasters can disrupt both generation and transmission delivery systems. Operation of Mirant's power plants below expected capacity levels may result in lost revenues or increased expenses, including higher maintenance costs and penalties. In addition, Mirant may not be able to repay the project debt for an under-performing facility, which could trigger default provisions in a project subsidiary's or project affiliate's financing agreements and might allow the affected lenders to accelerate that debt.

   Mirant's operations depend substantially on the performance of its subsidiaries and affiliates, some of which Mirant does not control and some of which are subject to restrictions and taxation on dividends and distributions.

    Almost all of Mirant's operations are conducted through its subsidiaries and affiliates. As a result, Mirant depends almost entirely upon their earnings and cash flow.

    Eight of Mirant's major affiliates, listed below, are not subject to its control of management and policies to the same extent as its consolidated subsidiaries:

       o Birchwood Power Partners, L.P., which owns the Birchwood power plant in Fredericksburg, Virginia,
       o   Bewag, the Berlin electric utility,
       o   WPD which distributes  power in southwest  England,
       o   South Wales  Electricity  plc which distributes power in South Wales,
       o Guangdong Guonghope Power Co., Ltd., which controls the Shajiao C plant in China,
       o   CEMIG,
       o   The Power Generation  Company of Trinidad and Tobago,  and
       o   Shandong  International Power Development Company.

    However, Mirant does exercise significant influence over the operations of these affiliates, and it accounts for these investments using the equity method of accounting. These affiliates contributed approximately 41% of Mirant's income from continuing operations in 2000.

    The debt agreements of some of Mirant's subsidiaries and affiliates restrict their ability to pay dividends, make distributions or otherwise transfer funds to Mirant prior to the payment of other obligations, including operating expenses, debt service and reserves. Further, if Mirant elects to receive distributions of earnings from its foreign operations, it may incur United States taxes, net of any available foreign tax credits, on such amounts. Dividend payments from Mirant's international projects to it are, in some countries, also subject to withholding taxes.

   Mirant's business development activities may not be successful and its projects under construction may not commence operation as scheduled despite the expenditure of significant amounts of capital.

    Mirant's business involves numerous risks relating to the acquisition, development and construction of large power plants. Mirant's success in developing a particular project may be contingent upon, among other things, negotiation of satisfactory engineering, construction, fuel supply and power sales contracts, receipt of required governmental permits and timely implementation and satisfactory completion of construction. Mirant may be unsuccessful in accomplishing any of these matters or in doing so on a timely basis. Although Mirant may attempt to minimize the financial risks in the development of a project by securing a favorable power sales agreement, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction, the development of a power project may require it to expend significant sums for preliminary engineering, permitting and legal and other expenses before it can determine whether a project is feasible, economically attractive or capable of being financed.

    Currently, Mirant has power plants under development or construction and it intends to pursue the expansion of existing plants and the development of other new plants. Mirant's completion of these facilities without delays or cost overruns is subject to substantial risks, including changes in market prices; shortages and inconsistent qualities of equipment, material and labor; work stoppages; permitting and other regulatory matters; adverse weather conditions; unforeseen engineering problems; environmental and geological conditions; unanticipated cost increases; and its attention to other projects, any of which could give rise to delays, cost overruns or the termination of the plant expansion, construction or development.

    If Mirant was unable to complete the development of a facility, it would generally not be able to recover its investment in the project. The process for obtaining initial environmental, siting and other governmental permits and approvals is complicated, expensive and lengthy, often taking more than one year, and is subject to significant uncertainties. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues and may, in turn, adversely affect Mirant's results of operations. The failure to complete construction according to specifications can result in liabilities, reduced plant efficiency, higher operating costs and reduced earnings.

   Mirant has taken income tax reporting positions that have not been audited by the Internal Revenue Service and could be disallowed. Any disallowance would adversely affect the Company.

    In connection with the acquisition of its international operations, Mirant has taken federal income tax reporting positions that have not been audited by the Internal Revenue Service ("IRS") for any tax years after 1995. Mirant believes that it has substantial authority for the positions it has taken, and it has disclosed on Southern Company's consolidated income tax returns that it has taken these reporting positions. However, Mirant cannot provide assurance that these or other reporting positions will be sustained. The disallowance of one or more of these reporting positions could have a material adverse effect on Mirant's cash flows and net income (approximately $350 million if all reporting positions are disallowed), which could impair, at least temporarily, its ability to finance new investments. However, Mirant does not expect any disallowance of tax reporting positions that it has taken to prevent it from achieving its growth strategy.

Risks Related to Mirant's Separation from Southern Company

   Mirant's historical financial results as a subsidiary of Southern Company may not be representative of its results as a separate company.

     The historical financial information included in this Form 10-K does not necessarily reflect what Mirant's financial position, results of operations and cash flows would have been had it been a separate, stand-alone entity during the periods presented. Mirant's costs and expenses reflect charges from Southern Company for centralized corporate services and infrastructure costs, including engineering, legal, accounting, information technology, investor relations and stockholder services, insurance and risk management, tax, environmental, human resources and payroll, and external affairs, including marketing and public relations.

    These allocations have been determined based on regulatory limitations and other bases that Mirant and Southern Company considered to be reasonable reflections of the utilization of services provided to Mirant for the benefits received by it. This historical financial information is not necessarily indicative of what Mirant's results of operations, financial position and cash flows will be in the future. Mirant may experience significant changes in its cost structure, funding and operations as a result of its separation from Southern Company, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from Southern Company and increased costs associated with being a publicly traded, stand-alone company.

   Mirant's deconsolidation from the Southern Company consolidated tax group may result in adverse tax consequences to it.

    Subsequent to the distribution of Mirant stock by Southern Company, Mirant will cease to be a member of the Southern Company consolidated tax group. Mirant's separation from the Southern Company consolidated tax group will change its overall future income tax posture. Based on its current structure and net income, Mirant could be limited in its future ability to effectively use tax attributes such as foreign tax credits associated with overseas operations. The inability to use these attributes could result in material tax liabilities. Mirant intends to undertake appropriate measures after deconsolidation in order to mitigate any adverse tax effect of no longer being a part of the Southern Company consolidated tax group. Mirant cannot provide assurance that these efforts will be successful. Should these efforts be unsuccessful, Mirant's deconsolidation from the Southern Company tax group may have a material impact on its tax liabilities and financial position. Currently, Mirant cannot quantify these potential impacts. However, Mirant does not expect any such tax liabilities to materially affect its ability to pursue its growth strategy.

   Indemnification Agreement between Mirant and Southern Company could result in substantial liability.

     Under agreements between Southern Company and Mirant, Mirant is required to indemnify Southern Company for taxation costs if Mirant were to cause the distribution of its stock to fail to be tax-free. Mirant estimates that the amount of any indemnification payments would be approximately $2 billion. Mirant does not currently maintain capital resources to fund potential indemnification payments to Southern Company for this purpose. Mirant believes the probability of an event occurring that would require it to make these payments is sufficiently low and sufficiently under its control that Mirant does not allocate liquidity for this contingency. If, however, the contingency should occur, Mirant believes it could fund the indemnification payments through cash flows from operations, new borrowings and, if necessary, asset sales. Payment of this obligation would materially affect Mirant's financial condition and its earnings and impair the ability to achieve its growth strategy.

Risks Related to the Securities Markets and Ownership of Mirant Common Stock

   Substantial   sales  of  common  stock  may  occur  in  connection  with  the distribution, which could cause Mirant's stock price to decline.

     Southern Company plans to distribute all of the 272,000,000 shares of Mirant's common stock it owns to Southern Company stockholders on April 2, 2001. Substantially all of these shares will be eligible for immediate resale in the public market. Mirant is unable to predict whether significant amounts of common stock will be sold in the open market in anticipation of, or following, the distribution, or by Southern Company if the distribution does not occur. Mirant is also unable to predict whether a sufficient number of buyers will be in the market at that time. Any sales of substantial amounts of common stock in the public market, or the perception that these sales might occur, whether as a result of this distribution or otherwise, could lower the market price of Mirant's common stock. In addition, Mirant has entered into a registration rights agreement which provides that if Southern Company does not complete the distribution of Mirant common stock to the holders of its common stock, Southern Company and its transferees will have the right to require Mirant to register these shares of Mirant common stock under the United States securities laws for sale into the public market.

Item 8.  Financial Statements and Supplementary Data

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at Mirant's Annual Meeting of Shareholders to be held on May 17, 2001 is set forth in Mirant's Proxy Statement, and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information regarding executive compensation is set forth in Mirant's Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information regarding executive compensation is set forth in Mirant's Proxy Statement and is incorporated by herein reference.

Item 13.  Certain Relationships and Related Transactions

     The information regarding executive compensation is set forth in Mirant's Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement schedules and Reports on Form 8-K

(a) (1) and (2) Statements and Financial  Statement  schedules.   See  "Index to
Financial  Statements" set forth on page F-1.

(a) (3)  Exhibit Index

Exhibit No.        Exhibit Name
-----------        ----------------------------------------------------------------------------------------------
3.1*.............  Restated Certificate of Incorporation (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 3.1)
3.2*............   Bylaws of the Company (Designated on Form S-1in Registration No. 333-35390 as Exhibit
                   3.2)
4.1*............   Specimen Stock Certificate (Designated on Form S-1 in Registration No. 333-35390 as
                   Exhibit 4.1)
4.2*............   Certificate of Trust (Designated on Form S-1 in Registration No. 333-41680 as Exhibit 4.2)
4.3*............   Trust Agreement (Designated on Form S-1 in Registration No. 333-41680 as Exhibit 4.3)
4.4*............   Certificate of Designation of Series A Preferred Stock (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 4.11)
4.5*............   Certificate of Designation of Series B Preferred Stock (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 4.12)
4.6*............   Rights Agreement between Southern Energy, Inc. and ChaseMellon Shareholder Services,
                   L.L.C. (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 4.13)
10.1*...........   Form of Master Separation and Distribution Agreement (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.1)
10.2*...........   Form of Transitional Services Agreement (Designated on Form S-1in Registration No.
                   333-35390 as Exhibit 10.2)
10.3*...........   Form of Indemnification and Insurance Matters Agreement (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.3)
10.4*...........   Form of Technology and Intellectual Property Ownership and Licenses Agreement
                   (Designated on Form S-1 in Registration No. 333-35390)
10.5*...........   Form of Confidential Disclosure Agreement (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 10.5)
10.6*...........   Form of Employee Matters Agreement (Designated on Form S-1 in Registration No. 333-35390
                   as Exhibit 10.6)
10.7 ...........   Form of Amendment Number One to the Employee Matters Agreement
10.8*...........   Form of Tax Indemnification Agreement (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 10.7)
10.9*...........   Form of Registration Rights Agreement (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 10.8)
10.10*..........   Form of Southern Energy Employee Stock Purchase Plan (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.9)
10.11*..........   Deferred Compensation Agreement with S. Marce Fuller (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.11)
10.12*..........   Deferred Compensation Agreement with Raymond D. Hill (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.12)
10.13*..........   Deferred Compensation Agreement with Richard J. Pershing (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.13)
10.14*..........   Amended and Restated Employment Retention Agreement with Frederick ED. Kuester
                   (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.14)


10.15*..........   Employment Retention Agreement with Barney S. Rush (Designated on Forms S-1 in
                   Registration No. 333-35390 as Exhibit 10.15)
10.16*..........   Formation Agreement by and between SEI Holdings, Inc. and Vastar Resources, Inc. dated
                   August 8, 1997 (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.17)
10.17*..........   Energy Conversion Agreement for a Coal Fired Thermal Power Station at Sual Pangasinan,
                   Philippines between National Power Corporation and CEPA Pangasinan Electric Limited
                   dated May 20, 1994 (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.18)
10.18*..........   Build,  Operate  and  Transfer  Project  Agreement  for a Gas Turbine Power Station in Navotas,
                   Manila  between  National Power  Corporation and Hopewell  Project  Management  Company
                   Limited dated 16th November,  1988 (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.19)
10.19*..........   Navotas II, Build, Operate and Transfer Project Agreement for a Gas Turbine Power Station in Navotas,
                   Manila between National Power Corporation and Hopewell Energy International Limited, dated 29 June, 1992
                   (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.20)
10.20*..........   Energy  Conversion  Agreement  for a Coal Fired Thermal Power Station at Barangay Ibabang Pulo,
                   Pagbilao, Quezon, Philippines  between National Power  Corporation and Hopewell Energy International Limited,
                   dated  9th  November,   1991(Designated  on Form S-1 in  Registration  No.  333-35390  as Exhibit 10.21)
10.21*..........   Amendment Agreement,  dated the 30th day of March 1993, to an Energy Conversion Agreement between
                   Hopewell Energy  International  Limited,  National Power Corporation and Hopewell Power (Philippines)Corp.
                   dated  9th  November  1991  (Designated  on  Form  S-1  in  Registration No. 333-35390 as Exhibit 10.22)
10.22*..........   Asset  Purchase  and Sale  Agreement  for  Generating  Plants and  Related  Assets by and between Potomac
                   Electric Power Company and Southern  Energy,  Inc.,  dated June 7, 2000, and exhibit  thereto
                   (Designated on Form S-1 in  Registration  No.  333-35390 as Exhibit 10.23)
10.23*..........   Southern Energy Resources Employee Savings Plan, dated December 19, 2000 (Designated on
                   Form S-8 in Registration No. 333-56574 as Exhibit 4.4)
10.24*..........   Southern Energy Resources Bargaining Unit Employee Savings Plan, dated December 19, 2000
                   (Designated on Form S-8 in Registration No. 333-56574 as Exhibit 4.5)
10.25...........   Change in Control Agreements with S. Marce Fuller.
10.26...........   Change in Control Agreements with Raymond D. Hill.
10.27...........   Change in Control Agreements with Richard J Pershing.
10.28...........   Change in Control Agreements with Douglas L. Miller.
10.29*..........   Form of Southern Energy Omnibus Incentive Compensation Plan (Designated in Form S-1
                   Registration No. 333-35390 as Exhibit 10.10)
10.30...........   Form of Employee Retention Agreement for Executives
10.31...........   Form of Amended and Restated Southern Energy Resources, Inc. Supplemental Executive
                   Retirement Plan
10.32...........   Form of Southern Company Executive Change in Control Severance Plan
21.1............   Subsidiaries of Registrant
23.1............   Consent of Arthur Andersen LLP
23.2............   Consent of KPMG Deutsche Treuhand-Gesellschaft
24.1............   Power of Attorney
99..............   Financial Statements of Berliner Kraft-und Licht (Bewag)-Aktiengesellschaft as required by Regulation S-X 210.3-09

* Asterisk indicates exhibits incorporated by reference.

(b)      Reports on Form 8-K

During the quarter ended December 31, 2000, the Company filed a Current Report on Form 8-K dated October 3, 2000. Items 5 and 7 were reported and no financial statements were filed.

During the quarter ended December 31, 2000, the Company filed a Current Report on Form 8-K dated November 14, 2000. Items 2 and 7 were reported and no financial statements were filed.

During the quarter ended December 31, 2000, the Company filed an Amendment to Current Report on Form 8-K dated December 5, 2000. Current Report on Form 8-K was originally filed November 14, 2000. Items 2 and 7 were reported and financial statements were filed.

                          INDEX TO FINANCIAL STATEMENTS

                               MIRANT CORPORATION

                                                                         Page
                                                                         ----
Report of Independent Public Accountants.............................     F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.........     F-3
Consolidated Statements of Income for the Years Ended                     F-5
  December 31, 2000, 1999, and 1998..................................
Consolidated Statements of Stockholder's Equity for the                   F-6
  Years Ended December 31, 2000, 1999, and 1998......................
Consolidated Statements of Cash Flows for the Years Ended                 F-7
  December 31, 2000, 1999, and 1998..................................
Notes to Consolidated Financial Statements...........................     F-8

                    Report of Independent Public Accountants

To Mirant Corporation:

     We have audited the accompanying consolidated balance sheets of MIRANT CORPORATION (a Delaware corporation) AND SUBSIDIARIES (formerly Southern Energy, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirant Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 28, 2001



                          Mirant Corporation and Subsidiaries
                              Consolidated Balance Sheets
                              December 31, 2000 and 1999
                                     (In Millions)


ASSETS                                                                2000      1999
                                                                   --------  --------
Current Assets:
Cash and cash equivalents......................................... $  1,280  $    323
Receivables:
  Customer accounts, less provision for uncollectibles of
   $72 and $23 for 2000 and 1999, respectively....................    3,399       236
  Other, less provision for uncollectibles of $22 and $21
    for 2000 and 1999, respectively...............................      629       341
  Notes receivable ...............................................      365       139
Assets from risk management activities (Note 9)...................    2,678         1
Deferred income taxes (Note 8) ...................................      275         -
Other.............................................................      526       245
                                                                   --------  --------
    Total current assets..........................................    9,152     1,285
                                                                   --------  --------
Property, Plant and Equipment (Notes 2 and 4):....................    3,648     4,147
Less accumulated provision for depreciation.......................     (228)     (421)
                                                                   --------  --------
                                                                      3,420     3,726
Leasehold interests, net of accumulated amortization of $216
  and $137 for 2000 and 1999, respectively (Note 1)...............    1,843     1,934
Construction work in progress.....................................      418       365
                                                                   --------  --------
    Total property, plant, and equipment, net.....................    5,681     6,025
                                                                   --------  --------
Noncurrent Assets:
Investments (Notes 1, 3, 12 and 13)...............................    1,797     1,490
Notes and other receivables, less provision for
  uncollectibles of $49 and $61 for 2000 and 1999, respectively...      213       297
Notes receivables from related party (Note 7).....................      979       979
Assets from risk management activities (Note 9)...................    1,230         -
Goodwill, net of accumulated amortization of $221 and $164 for
  2000 and 1999, respectively (Notes 1 and 12)....................    3,292     2,106
Other intangible assets, net of accumulated amortization of
  $34 and $13 for 2000 and 1999, respectively (Notes 1 and 12)....      738       447
Concession agreement, net of accumulated amortization of $90 for
  1999 (Notes 1 and 2)............................................        -       268
Investment in leveraged leases (Note 14)..........................      596       556
Deferred income taxes (Note 8) ...................................      334         0
Miscellaneous deferred charges....................................      124       410
                                                                   --------  --------
    Total noncurrent assets.......................................    9,303     6,553
                                                                   --------  --------
    Total assets.................................................. $ 24,136  $ 13,863
                                                                   ========  ========








  The accompanying notes are an integral part of these consolidated statements.


                          Mirant Corporation and Subsidiaries
                              Consolidated Balance Sheets
                              December 31, 2000 and 1999
                                     (In Millions)


Liabilities and Stockholders' Equity                                 2000       1999
                                                                  --------   --------
Current Liabilities:
Short-term debt (Note 7)......................................... $  1,289   $  1,961
Current portion of long-term debt (Note 7).......................      201        237
Accounts payable.................................................    4,240        625
Taxes accrued....................................................      216        218
Liabilities from risk management activities (Note 9).............    2,899          5
Obligations under energy delivery commitments (Note 9)...........      790         15
Other............................................................      140        167
                                                                  --------   --------
    Total current liabilities....................................    9,775      3,228
                                                                  --------   --------

Noncurrent Liabilities:
Subsidiary obligated mandatorily redeemable preferred
  Securities (Notes 7 and 9).....................................      950      1,031
Notes payable (Notes 7 and 9)....................................    5,206      4,557
Other long-term debt (Notes 7 and 9).............................      390        397
Liabilities from risk management activities -(Note 9)............      906          -
Deferred income taxes (Note 8)...................................       53        680
Obligations under energy delivery commitments (Note 9)...........    1,514         15
Miscellaneous deferred credits...................................      307        128
                                                                  --------   --------
    Total noncurrent liabilities.................................    9,326      6,808
                                                                  --------   --------
Preferred stock held by Southern Company (Note 10)...............      242          -
Minority Interest in Subsidiary Companies........................      312        725
Company obligated mandatorily redeemable securities of a
  subsidiary holding solely parent company debentures (Note 7)...      345          -

Commitments and Contingent Matters (Notes 7, 9, 10 and 11)

Stockholders' Equity:
Common stock, $.01 par value; 2,000,000,000 shares authorized;
338,701,000 and 272,000,000 shares issued and outstanding
  (Note 15)......................................................        3          3
Additional paid-in capital.......................................    4,084      2,984
Accumulated other comprehensive loss.............................     (117)       (92)
Retained earnings................................................      166        207
                                                                  --------   --------
    Total stockholders' equity...................................    4,136      3,102
                                                                  --------   --------
    Total liabilities and stockholders' equity................... $ 24,136   $ 13,863
                                                                  =========  ========








  The accompanying notes are an integral part of these consolidated statements.


                       Mirant Corporation and Subsidiaries
                        Consolidated Statements of Income
              For the Years Ended December 31, 2000, 1999 and 1998
                      (In Millions, Except Per Share Data)

                                                                   2000        1999      1998
                                                                 --------   --------  --------
Operating Revenues.............................................. $ 13,315   $ 2,265   $ 1,819
                                                                 --------   -------   -------
Operating Expenses:
Cost of fuel, electricity and other products....................   11,437       934       891
Maintenance.....................................................      136       116        80
Depreciation and amortization...................................      317       270       221
Selling, general, and administrative............................      520       253       160
Write-down of assets (Note 2)...................................       18        60       308
Other...........................................................      223       188       164
                                                                 --------   -------    ------
  Total operating expenses......................................   12,651     1,821     1,824
                                                                 --------   -------    ------
Operating Income (Loss).........................................      664       444        (5)
                                                                 --------   -------   -------
Other Income (Expense):
Interest income.................................................      187       172       146
Interest expense................................................     (615)     (501)     (430)
Gain on sales of assets, net (Note 12)..........................       20       313        41
Equity in income of affiliates (Notes 1, 3, and 13).............      196       110       135
Receivables recovery (Note 1)...................................        -        64        29
Other, net......................................................       50        72        29
                                                                  -------   -------   -------
  Total other (expense) income..................................     (162)      230       (50)
                                                                 --------   -------   -------
Income (Loss) From Continuing Operations Before Income
  Taxes and Minority Interest...................................     502        674       (55)
Provision (Benefit) for Income Taxes............................      86        129      (123)
Minority Interest...............................................      84        183        80
                                                                 -------    -------   -------
Income (Loss) From Continuing Operations........................     332        362       (12)
                                                                 -------    -------   -------
Income From Discontinued Operations, Net of Tax Benefit
  of $20, $15 and $22 in 2000, 1999, and 1998, respectively.....      27         10        12
                                                                 -------    -------   -------
Net Income...................................................... $   359    $   372   $     -
                                                                 =======    =======   =======
Earnings Per Share:
Basic (and Diluted for 2000)
  From continuing operations.................................... $   1.15   $   1.33  $  (0.04)
  From discontinued operations..................................     0.09       0.04      0.04
                                                                 ---------- --------  --------
  Net income.................................................... $   1.24   $   1.37  $      -
                                                                 ========    ========  =======











  The accompanying notes are an integral part of these consolidated statements.




                                 Mirant Corporation and Subsidiaries
                           Consolidated Statements of Stockholders' Equity
                         For the Years Ended December 31, 2000, 1999 and 1998
                                            (In Millions)

                                                                            Accumulated
                                                  Additional                   Other
                                        Common     Paid-In      Retained   Comprehensive    Comprehensive
                                         Stock     Capital      Earnings   Income (Loss)       Income
                                        ------    ----------    --------   -------------    -------------
Balance, December 31, 1997............. $   3     $  2,122       $    -         $    7
  Net income...........................     -            -            -              -           $    -
  Cumulative translation adjustment,
   net of tax..........................     -            -            -              8                8
                                                                                                 ------
  Comprehensive income.................                                                          $    8
                                                                                                 ======
  Capital contributions................     -          502            -              -
                                        -----     --------       ------         ------
Balance, December 31, 1998.............     3        2,624            -             15
  Net income...........................     -            -          372              -           $  372
  Cumulative translation adjustment,
   net of tax..........................     -            -            -           (107)            (107)
                                                                                                 ------
  Comprehensive income.................                                                          $  265
                                                                                                 ======
  Dividends............................     -            -         (165)             -
  Capital contributions................     -          360            -              -
                                        -----     --------       ------         ------
Balance, December 31, 1999.............     3        2,984          207            (92)
  Net income...........................     -                       359                          $  359
  Cumulative translation adjustment,

   net of tax..........................     -            -            -            (25)             (25)
                                                                                                 ------
  Comprehensive income.................                                                          $  334
                                                                                                 ======
  Dividends and return of capital......     -         (345)        (400)             -
  Capital contributions................     -           65            -              -
  Common stock offering................     -        1,380            -              -
                                        -----     --------       ------         ------
Balance, December 31, 2000............. $   3     $  4,084       $  166         $ (117)
                                        =====     ========       ======         ======










  The accompanying notes are an integral part of these consolidated statements.

                     Mirant Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
            For the Years Ended December 31, 2000, 1999 and 1998
                                (In Millions)

                                                        2000       1999      1998
                                                     --------   --------   -------
Cash Flows From Operating Activities:
Net income.........................................  $    359   $    372   $     -
                                                     --------   --------   -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in income of affiliates...................      (174)       (95)     (121)
  Depreciation and amortization....................       333        286       229
  Write-down of assets.............................        18         60       308
  Deferred income taxes............................       114        166       (40)
  Gain on sales of assets..........................       (20)      (313)      (41)
  Minority interest................................        84        183        80
  Other, net.......................................        34        (93)      (27)
  Changes in certain assets and liabilities,
   excluding effects from acquisitions:
    Receivables, net...............................    (2,515)      (133)      133
    Risk management activities, net................       (46)         -         -
    Obligations under Energy Delivery Commitments         (33)         -         -
    Other current assets...........................       (21)       (15)      (47)
    Accounts payable...............................     2,079        (81)     (141)
    Taxes accrued..................................        69         22       (12)
    Other current liabilities......................       627        156        81
                                                     --------   --------  --------
      Total adjustments............................       549        143       402
                                                     --------   --------  --------
      Net cash provided by operating activities....       908        515       402
                                                     --------   --------  --------
Cash Flows From Investing Activities:
Capital expenditures...............................      (616)      (747)     (647)
Cash paid for acquisitions.........................    (3,147)    (1,771)     (998)
Issuance of notes receivable.......................      (864)      (199)     (191)
Repayments on notes receivable.....................       232        341       398
Funds loaned to Southern Company...................         -          -      (361)
Purchase of preferred shares.......................         -       (121)        -
Property insurance proceeds........................        22         34         -
Proceeds received from the sale of
investments (Note 12)..............................     1,542        284       198
Dividends received from equity investments.........        53         58        67
                                                     --------   --------  --------
      Net cash used in investing activities........    (2,778)    (2,121)   (1,534)
                                                     --------   --------  --------
Cash Flows From Financing Activities:
Capital contributions from Southern Company........        65        360       502
Capital contributions from minority interests......        14         18         -
Return of capital to Southern Company..............      (113)         -         -
Payment of dividends to Southern Company...........      (390)      (165)        -
Payment of dividends to minority interests.........       (28)       (66)      (22)
Proceeds from issuance of common stock.............     1,380          -         -
Proceeds from issuance of short-term debt, net.....     1,761        358       122
Proceeds from issuance of long-term debt...........       329      1,372       730
Proceeds from issuance of preferred securities.....       334          -       338
Repayment of long-term debt........................      (491)      (503)     (375)
                                                     --------   -------- ---------
      Net cash provided by financing activities....     2,861      1,374     1,295
                                                     --------   --------  --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents......................................       (34)        (6)        -
                                                     --------   --------- --------
Net Increase (Decrease) in Cash and Cash
Equivalents........................................       957       (238)      163
Cash and Cash Equivalents, beginning of year.......       323        561       398
                                                     --------   --------  --------
Cash and Cash Equivalents, end of year.............  $  1,280   $    323  $    561
                                                     ========   ========  ========
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized.  $    676   $    419  $    349
                                                     ========   ========  ========
Refunds received for income taxes..................  $    (96)  $   (114) $    (33)
                                                     ========   ========  ========
Business Acquisitions:
Fair value of assets acquired......................  $  7,858   $  1,803  $  1,072
Less cash paid.....................................     3,147      1,771       998
                                                     --------   --------  --------
  Liabilities assumed..............................  $  4,711   $     32  $     74
                                                     ========   ========  ========

  The accompanying notes are an integral part of these consolidated statements.

                       Mirant Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

1.     Accounting and Reporting Policies

General

     Mirant Corporation (formerly Southern Energy, Inc.) is an 80% owned subsidiary of Southern Company ("Southern" or the "Parent") and was incorporated in Delaware in 1993. Mirant Corporation and its subsidiaries (collectively, "Mirant") acquire, develop, build, own and operate power production and delivery facilities and provide a broad range of energy-related services to utilities and industrial companies around the world. Mirant's business includes independent power projects, integrated utilities, a distribution company, and energy marketing and trading operations. Mirant has operations and development offices in North America and the Caribbean, Asia, Europe, and South America. Additionally, Mirant operates a business development and management entity. Operating entities, of which Mirant has less than 100% ownership at December 31, 2000, are as follows:

                                                                                Economic           Voting
                                                                                Ownership         Interest
                                                                              Percentage at    Percentage at
                                                  Country of       Year of    December 31,      December 31,
                                                  Operations     Investment       2000              2000
                                                  ----------     ----------   -------------    -------------
  Entities Consolidated:
   Southern Energy Quezon, Inc. ("Pagbilao")....  Philippines        1997         87.2%                87.2%
   Southern Energy Pangasinan, Inc. ("Sual")....  Philippines        1997         91.9                 91.9
   Southern Energy Navotas, Inc. ("Navotas I")..  Philippines        1997         90.0                 90.0
   Empresa Electrica del Norte Grande
     ("EDELNOR")  S.A. (Note 2).................  Chile              1993         82.3                 82.3
   Freeport Power Company.......................  Bahamas            1993         55.4                 55.4

  Entities not consolidated, accounted for
    under equity method:
   South Western Electricity plc, dba Western
     Power Distribution  ("WPD") (Note 12)......  United Kingdom     1995         49.0                 50.0
   WPD Limited  ("WPDL")  (Note 12).............  United Kingdom     2000         49.0                 50.0
   Birchwood Power Partners L.P.("Birchwood")...  United States      1994         50.0                 50.0
   Bewag AG ("Bewag")...........................  Germany            1997         26.0                 28.7
   Guangdong Guanghope Power Company
     Limited ("Shajiao C")......................  China              1997         32.0                 40.0
   Companhia Energetica de Minas Gerais
     ("CEMIG")..................................  Brazil             1998          3.6                  8.2
   The Power Generation Company of
     Trinidad and Tobago ("PowerGen")...........  Trinidad           1994         39.0                 39.0
   Shandong International Power
     Development Company Limited ("SIPD").......  China              1999          9.9         10.0 to 38.0

     Mirant currently has a 49% economic interest in WPD Holdings UK, the UK parent of WPD, yet shares operational and management control with 50% of the voting rights. Mirant's economic interest in Shajiao C is stated after a preferential distribution to Guangdong Generation Corporation, the joint venture partner in China. Mirant's voting interest in SIPD can increase to 38% when certain shareholders become ineligible to vote on matters when there is a conflict of interest, according to rules governing the listing of securities on the Stock Exchange of Hong Kong Ltd.

  Basis of  Presentation

     The consolidated financial statements of Mirant are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying financial statements have not been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation. "This pronouncement, under which most rate-regulated U.S. electric utilities report financial statements, applies to entities that are subject to cost-based rate regulation. By contrast, Mirant's operating investments generally are not subject to cost-based rate regulation, and therefore, the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 contain deferred items which have not yet been included in rates charged to customers in compliance with the respective regulatory authorities but which would have been included in the income statement of enterprises in general under U.S. GAAP. The accompanying financial statements of Mirant do not contain such deferrals.

     The financial statements include the accounts of Mirant and its wholly owned and its controlled majority owned subsidiaries and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

     All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method. In addition, majority or jointly owned affiliates where control does not exist are accounted for using the equity method of accounting.

  Use of Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     Revenues derived from power generation are recognized upon output, product delivery, or satisfaction of specific targets, all as specified by contractual terms. Substantially all of Mirant's energy marketing and risk management operations are accounted for under the mark-to-market method of accounting.
Under the mark-to-market method of accounting, financial instruments and contractual commitments are recorded at fair value upon contract execution. The net changes in their market values are recognized as energy marketing and risk management revenues in the period of change. The unrealized gains or losses are recorded as assets and liabilities from risk management activities in the consolidated balance sheets. The gains and losses related to financial instruments and contractual commitments for hedging activities are recognized in the same period as the settlement of underlying physical transaction. These realized gains and losses are included in operating revenues and operating expenses in the accompanying consolidated statements of income.

  Concentration of Revenues

     During 2000 and 1998, revenue earned from a single customer did not exceed 10% of Mirant's total revenues. Revenues earned under Mirant's long-term power sales agreements with the Philippines' National Power Corporation ("NPC") approximated 14% of Mirant's total revenues during 1999.

  Cash and Cash Equivalents

     Mirant considers all short-term investments with an original maturity of three months or less to be cash equivalents.

  Inventory

     Inventory consists primarily of natural gas, fuel oil and coal. The inventory maintained by Mirant's energy marketing and risk management operations is reflected at fair value in the accompanying consolidated balance sheets. The inventory maintained by Mirant's subsidiaries for their use is reflected at the lower of cost or market in other current assets on the accompanying consolidated balance sheets.

  Long-Lived  Assets  and  Intangibles

     Mirant records goodwill  for  the difference between the excess of the fair value of investments over the purchase price. Goodwill is amortized on a straight-line basis over a period between 30 and 40 years. Mirant recognizes specifically identifiable intangibles when specific rights and contracts are acquired. These intangibles are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives, between 20 and 40 years. Mirant evaluates long-lived assets, such as property, plant and equipment, goodwill, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less cost to sell to determine if an impairment provision is required. Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change.

  Restricted Deposits

     Mirant has restricted deposits for self-insurance reserves, contractual, legal, or other corporate purposes. Restricted deposits are included in other current assets in the accompanying consolidated balance sheets and amounted to $1 million and $50 million at December 31, 2000 and 1999, respectively.

  Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost to Mirant, which includes materials, labor, appropriate administrative and general costs, and the estimated cost of debt funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense as incurred.

     Depreciation of the recorded cost of depreciable property, plant, and equipment is provided by using composite straight-line rates (Note 4). Leasehold improvements are amortized over the shorter of the respective lease terms or the useful lives of the improvements. Mirant's capitalization policy expenses the cost of certain immaterial assets when purchased.

     Upon the retirement or sale of assets, the cost of such assets and the related accumulated depreciation are removed from the balance sheets and the gain or loss, if any, is credited or charged to income.

  Leasehold Interests

     Certain of Mirant Asia-Pacific Limited's ("Mirant Asia-Pacific") power generation facilities are developed under "build, operate, and transfer agreements" ("BOT") with the respective local country government. Under these agreements, Mirant Asia-Pacific builds power generation facilities, operates them for a period of several years (a "cooperation period"), and transfers ownership to the local country government at the end of the cooperation period. Additionally, the land subject to the BOT agreements is not controlled by Mirant Asia-Pacific. During construction, the cost of these facilities is recorded as construction work in progress. Upon completion of a facility, its entire cost is reclassified to leasehold interests where the balance is amortized over the length of the respective cooperation period.

  Concession Agreement

     The amount recorded at December 31, 1999 as a concession agreement in the accompanying balance sheets corresponds with the total value, net of amortization, assigned by the Argentine government to the assets delivered to
Mirant's Argentine subsidiary, Hidroelectrica Alicura S.A. ("Alicura"), for operating purposes pursuant to the concession contract for the Alicura hydroelectric complex. This intangible asset was being amortized using the straight-line method over 30 years (the concession period) from August 1993, which was the takeover date of the hydroelectric complex.

     During December 1998, Mirant, having received the appropriate approval from executive management and the board of directors, committed itself to a formal plan to dispose of its investment in Alicura. The disposal was completed during 2000 (Note 2).

  Leveraged Leases

     Mirant's net investment in leveraged leases consists of rentals receivable, net of principal and interest on the related nonrecourse debt, the estimated residual value of the leased facilities, and unearned income. The earned income is included in the consolidated statements of income as income from discontinued operations. Initial direct costs incurred in consummating a leveraged lease transaction are accounted for as part of the investment in the lease and are amortized over the term of the lease (Note 14).

  Income Taxes

     SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Mirant uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences (Note 8).

  Receivables Recovery

     During 1999, Mirant recorded amounts totaling approximately $64 million in successful resolution of negotiations by Mirant which allowed it to collect receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. At the time of the purchase, Mirant did not place value on the receivables due to the uncertain credit standing of the party with whom the receivables were secured. Mirant has rights to an additional $40 million, plus related interest, as of December 31, 2000, which it has fully reserved due to the risk of non collection.

  Foreign Currency  Translation

     Assets and liabilities of international operations where the local currency is the functional currency have been translated at year-end exchange rates and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in other comprehensive income. The financial statements of international operations where the U.S. Dollar is the functional currency reflect certain transactions denominated in a local currency that have been remeasured in U.S. Dollars. The remeasuring of local currencies into U.S. Dollars creates gains and losses from foreign currency transactions that are included in net income in the amount of $2 million, $2 million and $4 million for 2000, 1999 and 1998, respectively. The effect of the translation adjustment on other comprehensive income is disclosed in the statements of stockholders' equity.

  Comprehensive Income

     Mirant's comprehensive income, consisting of net income and foreign currency translation adjustments, net of taxes is presented in the consolidated statements of stockholders' equity. The objective of the statement is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

  Financial Instruments and Contractual Commitments

     Mirant engages in risk management in connection with its energy marketing and trading activities. All trading transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments utilized in connection with energy marketing and trading activities are accounted for using the mark-to-market method of accounting.

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

  New Accounting Standards

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Mirant adopted the provisions of SFAS No. 133, as amended, on January 1, 2001 and such adoption is expected to result in a cumulative after-tax reduction in other comprehensive income of approximately $300 million in the first quarter of fiscal year 2001. Mirant anticipates that SFAS No. 133 will increase the volatility in other comprehensive income because the derivative instruments are valued based on market indices. The adoption will also impact assets and liabilities recorded on the balance sheet.

     The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. In particular, there are two implementation questions that remain unresolved by the FASB that specifically relate to Mirant's industry. The first issue relates to the unplanned netting of electricity transactions with the same counterparty (referred to as a "bookout") which is used in the electric utility industry as a scheduling convenience when two utilities happen to have offsetting transactions. The FASB has yet to conclude on whether bookouts represent gross settlement or net settlement. If bookouts are determined to be net settlement features, then the related contracts cannot qualify for the normal purchases and sales exception; however, if bookouts are viewed by the FASB as gross settlements, the related contracts would qualify for this normal purchases and sales exception.

     The second issue relates to capacity contracts. A unique characteristic of the electric utility industry is that electricity cannot be stored and, as a result, contracts to buy and sell electricity generally allow the purchaser some flexibility in determining when to take electricity, as well as the quantity to take, in order to match power delivery to fluctuating demand. Such power contracts typically include a charge (the capacity or demand charge) to recover the significant cost of related plant and financing and also a separate charge to recover the variable cost of producing power (the energy charge). The FASB has yet to conclude on whether such contracts should uniquely qualify for the normal purchases and normal sales exception. Even though FASB appears to give the buyer some optionality SFAS No. 133 does not allow option contracts to qualify for the normal purchases and sales exception.

     Mirant's SFAS No. 133 current accounting policies assume that bookouts qualify for the normal purchases and sales exception. Additionally, Mirant's accounting policies assume that contracts containing capacity and energy charges qualify for the normal purchases and sales exception. When established, the final conclusions from the FASB concerning these two issues may have additional impacts on Mirant's financial statements.

     During 2000, the Company adopted EITF Issue No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10," without material impact on its earnings or financial position. This EITF provides additional clarification to companies in the energy industry in accounting for energy trading and risk management contracts.

2.   Write-Down of Assets

     In December 1998, Mirant designed and implemented a plan to dispose of its Argentine and Chilean investments. As a result, Mirant recorded a write-down of approximately $308 million in 1998 to reflect the difference between the carrying value of these assets and the estimated fair value of the businesses. Mirant recorded additional write-downs of $16 million and $28 million in 2000 and 1999, respectively, to eliminate the impact of net earnings from the investments in order to prevent increasing the carrying value of these assets above their estimated fair market value. Depreciation expense was suspended at the time of the initial write-down. Mirant estimated the fair value of the businesses held for sale based on bids received from prospective buyers, if available, or the discounted expected future cash flows to be generated by the assets. During 2000, Mirant completed the sale of its 55% indirect interest in Alicura (Note 12). The adjusted carrying value of the Chilean assets held for disposal at December 31, 2000 was approximately $88 million. These assets impacted the consolidated statements of income as follows (in millions):

                            Operating  Operating  Consolidated
                            Revenues    Income     Net Income
                            ---------  ---------  ------------
                 Year:
                 2000...... $  148     $    4      $   (13)
                 1999......    171         23            2
                 1998......    180         37            5

     During 1999, Mirant recorded a write-down in accordance with SFAS No. 121 of approximately $31 million related to WPD's metering assets. These assets are held and used by WPD.

3.   Joint Venture Information

     On September 1, 1997, Mirant and Vastar Resources, Inc. ("Vastar") entered into a 99-year partnership agreement designed to further develop both parties' energy marketing and risk management operations and formed Mirant Americas Energy Marketing ("MAEM"). The general and limited partnership interest was 60% owned, indirectly, by Mirant and 40% owned, indirectly, by Vastar.

     Mirant and Vastar accounted for their respective initial investments in MAEM as a joint venture. The partnership agreement provided both Mirant and Vastar with significant participatory rights with respect to the operations of MAEM. Accordingly, Mirant accounted for its interest in the joint venture under the equity method of accounting. On September 11, 2000, Mirant closed its acquisition of Vastar's 40% interest in MAEM, effective August 10, 2000, for $250 million, which is now consolidated in Mirant's financial statements (Note
12).

4.   Property, Plant and Equipment

     Property, plant, and equipment consisted of the following at December 31, 2000 and 1999 (in millions) (See Note 12 for Acquisitions):

                                                      2000    1999
                                                    -------  ------
                  Production....................... $ 3,318  $1,615
                  Transmission and distribution....     137   2,417
                  Other............................     193     115
                                                    -------  ------
                                                    $ 3,648  $4,147
                                                    =======  ======

     Mirant records depreciation expense on a straight-line basis, using the following estimated useful lives (in years):

                  Production.......................  15 to 42
                  Transmission and distribution....  35 to 40
                  Other............................   3 to 30

5.    Related-Party Transactions

      Mirant has agreements with Southern Company Services, Inc. ("SCS", a wholly owned subsidiary of Southern) and each of the system operating companies owned by Southern under which those companies provide the following services to Mirant at cost: general engineering, design engineering, accounting and statistical budgeting, business promotion and public relations, systems and procedures, training, and administrative and financial services. In addition to these services, certain facilities of the system companies are made available to Mirant and its customers. Mirant reimburses SCS and the various system operating companies at cost for these services. Such costs amounted to approximately $21 million, $20 million and $17 million during 2000, 1999 and 1998, respectively.

     Included in these costs are both directly incurred costs and allocated costs. The allocated costs related to SCS's corporate general and administrative overhead amounted to approximately $7 million, $5 million and $4 million during 2000, 1999 and 1998, respectively.

     SCS allocates costs to Southern Company subsidiaries based on single-year statistical data on a one-year lag. Using these statistics, SCS allocated these costs to Mirant based on several methods of allocation. The majority of these costs were allocated based on the following methodologies, which Mirant believes are reasonable:

     o Financial Basis: Mirant was charged a percentage of SCS costs subject to allocation based on net fixed assets, operating expenses and operating revenue. The amounts allocated to Mirant were based on its net fixed assets, operating expenses and operating revenue as a percentage of Southern Company's total net fixed assets, operating expenses and operating revenue.

     o Employee Basis: Mirant was charged a percentage of SCS costs subject to allocation based on employee headcount. The amounts of the charges allocated to Mirant were based on the number of its employees as a percentage of the number of employees of all of SCS's client companies receiving allocations. Employee groups not benefiting from the services are not included in the allocation.

     o Market-Based Equity Basis: Mirant was charged a percentage of SCS costs subject to allocation based on market equity. The amounts allocated to Mirant were based on the ratio of its total book equity, adjusted to fair market value, to the sum of the total market-based equity of all SCS client companies receiving allocations.

     Southern and its affiliates will continue to provide various interim services to Mirant as detailed above. The transitional services generally will be provided for a fee equal to the greater of the cost, including the actual direct and indirect costs, of providing the services or the market value for such services.

     These transitional services generally have a term of two years or less from the date of Mirant's separation from Southern (Note 10). However, some transitional services, including those for engineering services, and information technology services, may be extended beyond the initial two-year period.

     Mirant incurred interest expense on a note payable to Southern Company of $37 million and $53 million during 1999 and 1998, respectively. No interest was incurred during 2000, as no amounts were outstanding on the note (Note 7).

     Prior to taking full ownership of MAEM (Notes 3 and 12), Mirant had various agreements with MAEM in which MAEM had agreed to develop and manage the bidding strategy, manage fuel requirements, sell the energy and provide accounting and settlement services for several generating plants of Mirant. These agreements applied to Mirant's California, New York and New England operating entities and generally covered a term of 1 to 2.5 years. The first of these agreements was in place in December 1998 and the most recent in July 1999 as amended in January 2000. Total fees paid to MAEM under the marketing agreements totaled $17 million in 1999, and payments made for fuel to MAEM totaled $258 million. During 2000, prior to taking full ownership of MAEM, total fees paid under the marketing arrangements totaled $52 million, and payments made for fuel to MAEM totaled $261 million.

     Mirant's revenues and expenses related to its agreements with MAEM during 1999 were $445 million and $275 million, respectively. During 2000, prior to taking full ownership of MAEM, Mirant's revenues and epxenses related to its agreements with MAEM were $767 and $313 million, respectively. Intercompany profits and losses recognized by MAEM on a mark-to-market accounting basis have been appropriately eliminated in consolidation. Activity with MAEM during 1998 was not material to Mirant.

6.   Employee Benefit Plans

     Mirant offers pension benefits to its employees through various pension plans. During 2000, Mirant modified its voting rights in WPD, resulting in WPD being accounted for under the equity method. In previous periods, WPD had been consolidated.

     Mirant participates in the Southern Company Pension Plan, a defined benefit, trusteed, noncontributory plan covering substantially all regular employees. The measurement date for the Domestic Benefit Plans is September 30 for each year presented.

     Freeport Power Company participates in a defined benefit, trusteed, contributory pension plan that covers substantially all union employees. Plan benefits are based on the employees' years of service and employment grades. Plan assets are primarily invested in equity and debt securities. The measurement date for Freeport Power is December 31 for each year presented.

     All nonunion employees of Freeport Power Company are covered under a defined benefit, noncontributory pension plan. Benefits earned under this plan reflect the employee's years of service, age at retirement, and average compensation for the highest five years out of the ten years immediately preceding retirement. Plan assets are primarily invested in equity and debt securities.

     Mirant also has noncontributory, defined benefit plans covering substantially all union employees at recently acquired facilities. These plan benefits are based on final average pay, age at retirement, and service at Mirant and the former employer. These Plans are funded according to Internal Revenue Code requirements and are accounted for pursuant to SFAS No. 87, "Accounting for Pensions."

     The rates assumed in the actuarial calculations for the pension plans (excluding WPD) of Mirant, summarized below, as of their respective measurement dates were as follows:

                                               2000      1999
                                              -----     -----
          Discount rate.....................   7.5%      7.5%
          Rate of compensation increase.....   5.0       5.0
          Expected return on plan assets....   8.5       8.5

     The following tables show the collective actuarial results for the defined benefit pension plans (excluding WPD) of Mirant (in millions):

                                                                  Pension Plan
                                                                 2000      1999
                                                                ------    ------
           Change in Benefit Obligation:
           Benefit obligation, beginning of year.............   $  57     $  32
             Service cost....................................       5         3
             Interest cost...................................       4         3
             Benefits paid...................................      (1)        0
             Actuarial loss..................................       4         2
             Amendments......................................       1         0
             Acquisitions....................................      61        17
                                                                -----     -----
                   Benefit obligation, end of year...........   $ 131     $  57
                                                                =====     =====
           Changes in Plan Assets:
           Fair value of plan assets, beginning of year......   $  44     $  30
             Return on plan assets...........................       6         4
             Employer contributions..........................       2         1
             Benefits paid...................................      (1)        0
             Receivables due to transfers....................       5         9
                                                                -----     -----
                   Fair value of plan assets, end of year....   $  56     $  44
                                                                =====     =====
            Funded Status:
            Funded status at end of year.....................   $ (75)    $ (13)
             Unrecognized prior service cost.................       2         2
             Unrecognized net gain...........................     (17)      (14)
                                                                -----     -----
                 Net amount recognized on the consolidated
                  balance sheets.............................   $ (90)    $ (25)
                                                                =====    ======

     WPD participates in the Electricity Supply Pension Scheme ("ESPS"), which provides pension and other related defined benefits based on final pensionable pay to substantially all employees throughout the electricity supply industry in the United Kingdom. The measurement date for WPD is December 31 for each year presented.

     As a result of WPD's sale to London Electricity of its supply business during 1999, a curtailment and settlement of a portion of WPD's pension plan occurred for the pension assets and obligations that transferred to the buyer. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," a curtailment gain of $5 million and a settlement loss of $14 million were recorded during 1999 in conjunction with this event.

     The rates assumed in the actuarial calculations for the WPD pension plan as of December 31, 1999 were as follows:

              Discount rate................            6.50%
              Rate of compensation increase            4.00
              Expected return on plan assets           8.75

    The following tables show the actuarial results for the WPD defined benefit pension plan as of December 31, 1999 (in millions):

             Change in Benefit Obligation:
             Benefit obligation, beginning of year...........     $ 1,063
               Service cost..................................          13
               Interest cost.................................          59
               Benefits paid.................................         (70)
               Actuarial gain................................         (91)
               Amendments....................................          41
               Curtailment...................................          (7)
               Settlement....................................         (41)
               Foreign currency exchange rate change.........         (30)
                                                                  -------
                  Benefit obligation, end of year............     $   937
                                                                  =======
             Changes in Plan Assets:
             Fair value of plan assets, beginning of year....     $ 1,308
               Return on plan assets.........................         233
               Employer contributions........................           0
               Participants' contributions...................           4
               Benefits paid.................................         (70)
               Settlement....................................         (59)
               Foreign currency exchange rate change.........         (37)
                                                                  -------
                  Fair value of plan assets, end of year.....     $ 1,379
                                                                  =======
             Funded Status:
             Funded status at the end of year................     $   442
             Unrecognized prior service cost.................          42
             Unrecognized net gain...........................        (251)
                                                                  -------
                  Net amount recognized on the consolidated
                   balance sheets............................     $   233
                                                                  =======


     The components of Mirant's pension plans' net pension expense (income) (a portion of which is capitalized) during the years ended December 31 are shown below (in millions). 1999 and 1998 results include WPD.

                                              2000     1999    1998
                                            -------  ------- ------
             Service cost...............    $    4   $   16  $   13
             Interest cost..............         4       62      71
             Expected return on plan            (3)    (104)   (107)
             assets.....................
             Employee contributions.....         0       (4)     (6)
             Curtailment................         1       (5)      0
             Settlement.................         0       14       0
             Net amortization...........         0        2       0
                                            ------   ------  ------
             Net pension expense (income)   $    6   $  (19) $  (29)
                                            ======   ======  ======

Other Postretirement Benefits

     Mirant also provides certain medical care and life insurance benefits for its retired employees, substantially all of whom may become eligible for these benefits when they retire.

     Under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," medical care and life insurance benefits for retired employees are accounted for on an accrual basis using a specified actuarial method based on benefits and years of service.

     An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 7.74% and 6.08% for 2000, decreasing gradually to 5.5% and 5.5% through the year 2005 and remaining at that level thereafter for pre-age 65 participants and post-age 65 participants, respectively. An annual increase or decrease in the assumed medical care cost trend rate of 1% would correspondingly increase or decrease the accumulated benefit obligation at December 31, 2000 by $2 million. All other components would not be affected materially by a 1% change in the medical care cost trend rate.

     The weighted average rates assumed in the  actuarial  calculations  for the
other  postretirement  benefits  of  Mirant,   summarized  below,  as  of  their
respective measurement dates were as follows:

                                                   2000    1999
                                                   ----    ----
            Discount rate.....................     7.5%    7.5%
            Rate of compensation increase.....     5.0     5.0
            Expected return on plan assets....     8.5     8.5


                                                       2000     1999
                                                       ----     ----
            Change in Benefit Obligation:
            Benefit obligation, beginning of year...   $ 19     $  8
            year....................................
              Service cost..........................      1        1
              Interest cost.........................      2        1
              Actuarial gain........................      1       (1)
              Amendments............................      0        0
              Acquisitions..........................     37       10
                                                       ----     ----
            Benefit obligation, end of year.........   $ 60     $ 19
                                                       ====     ====
            Funded Status:
            Funded status at end of year............   $(60)    $(19)
              Unrecognized net loss.................      2        1
              Accruals for acquisitions.............      0        0
                                                       ----     ----
            Net amount recognized...................   $(58)    $(18)
                                                      =====     ====

     The postretirement benefits were unfunded at December 31, 2000 and 1999. The actuarially based costs of Mirant's postretirement benefits during 2000, 1999 and 1998 were not material.

Stock-Based Compensation

  Value Creation Plan

     In 1997, Mirant initiated a long-term incentive plan, the value creation plan, which grants appreciation rights to eligible employees to receive unit appreciation over a preestablished value on a stated number of units per employee. Base values and subsequent annual valuations are calculated using a discounted cash flow methodology, the key assumptions of which include cash flow forecasts for each of Mirant's investments for the future five to seven years, a terminal value assumption equal to 103%, and a discount rate of 13% for all periods presented. Employees are granted two types of appreciation rights: standard appreciation rights which pay each eligible employee for any appreciation over a fixed base value and indexed appreciation rights which pay each eligible employee for any appreciation over a base value which increases each year by a predetermined interest rate. Standard appreciation rights vest 25% per year for four years, and indexed appreciation rights vest 100% after four years. Mirant records compensation expense ratably during the vesting period for any appreciation of the units over a fixed base value in accordance with APB Opinion 25. This expense amounted to $23.3 million and $1.7 million in 2000 and 1999, respectively, and was not material in 1998.

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", Mirant has elected to account for its stock-based compensation plan under APB Opinion 25, "Accounting for Stock Issued to Employees" and adopt the disclosure-only provisions of SFAS No. 123. Accounting for cash-settled awards under SFAS No. 123 is consistent with the accounting for such awards under APB Opinion No. 25.

Transactions are summarized as follows:

                                                            Weighted                Weighted
                                                             Average                 Average
                                                Standard    Exercise     Indexed    Exercise
                                                 Rights       Price      Rights       Price
                                             -----------   ---------  ----------  -----------
    Outstanding at December 31, 1997.......  $   559,579   $ 10.00     2,729,011    $  10.00
    Granted................................    1,093,849      9.73        54,582       11.30
    Exercised..............................            0      0.00             0        0.00
    Forfeited..............................            0      0.00             0        0.00
                                             -----------   -------     ---------    --------
    Outstanding at December 31, 1998.......    1,653,428      9.82     2,783,593       11.30
    Granted................................    1,456,665     11.61       325,138       12.77
    Exercised..............................      (14,411)     9.90             0        0.00
    Forfeited..............................      (24,995)     9.83       (91,216)      12.77
                                             -----------   -------     ---------    --------
    Outstanding at December 31, 1999.......    3,070,687     10.67     3,017,515       12.77
    Granted................................    2,237,806     13.72             0        0.00
    Exercised..............................       (5,668)     9.73             0        0.00
    Forfeited..............................      (45,900)    13.46             0        0.00
    Converted to stock options/SARs........    5,256,925     11.94     3,017,515       12.77
                                             -----------   -------     ---------    --------
    Outstanding at December 31, 2000.......            0   $  0.00             0    $   0.00
                                             ===========   =======     =========    ========
    Units exercisable at December 31, 1998.      139,883   $ 10.00             0    $   0.00
                                             ===========   =======     =========    ========
    Units exercisable at December 31, 1999.      538,816   $  9.87                  $   0.00
                                             ===========   =======     =========    ========
    Units exercisable at December 31, 2000             0   $  0.00             0    $   0.00
                                             ===========   =======     =========    ========

Mirant Corporation Options

     Stock option grants in Mirant common stock have been made from Mirant's Omnibus Incentive Compensation Plan. Mirant options have a 10-year term. This term may be shortened through termination of employment. Options vest equally on each of the first, second and third anniversaries of the grant date. Mirant options are nontransferable, except through death. The exercise price of Mirant options is equal to stock price on the date of grant.

Transactions are summarized as follows:
                                                           Weighted
                                                            Average
                                                  Mirant   Exercise
                                                 Options     Price
                                                ---------  ---------
     Outstanding at December 31, 1999.........          0  $  0.00
       Granted................................  8,631,094    17.89
       Exercised..............................       (633)   15.42
       Forfeited..............................    (71,106)   20.72
                                                ---------  -------
     Outstanding at December 31, 2000.........  8,559,355  $ 17.87
                                                =========  =======
     Options exercisable at December 31, 2000.  1,159,650  $ 13.32
                                                =========  =======

     Exercise prices for Mirant stock options outstanding as of December 31, 2000 ranged from $3.35 to $22.00. The following table provides certain information with respect to Mirant stock options outstanding at December 31, 2000:

                                                             Weighted
                                                Weighted      Average
                                                 Average     Remaining
                                     Options    Exercise    Contractual
      Range of Exercise Prices     Outstanding    Price        Life
      ---------------------------  ------------ ---------   -----------
      $ 3.35 -- $ 4.40........       364,442     $  3.40          6.6
      $11.01 -- $13.20........       798,906       12.93          6.5
      $13.21 -- $15.40........       407,479       13.29          5.5
      $15.41 -- $17.60........     2,029,549       15.92          8.2
      $17.61 -- $19.80........     1,605,407       18.59          9.2
      $19.81 -- $22.00........     3,353,572       22.00          9.7
                                   ---------
      Total...................     8,559,355       17.87          8.6
                                   =========

     The following table provides certain information with respect to stock options exercisable at December 31, 2000:

                                                 Weighted
                                                  Average
                                     Options     Exercise
      Range of Exercise Prices     Exercisable     Price
      --------------------------- ------------   --------
      $ 3.35 -- $ 4.40........        77,446     $  3.50
      $11.01 -- $13.20........       399,443       12.93
      $13.21 -- $15.40........       305,596       13.29
      $15.41 -- $17.60........       375,097       15.78
      $17.61 -- $19.80........         2,068       19.04
                                   ---------     -------
      Total...................     1,159,650       13.32
                                   =========

     The weighted average fair value at date of grant for options granted during 2000 was $7.94 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

      Expected life in years...       5
      Interest rate............    6.66%
      Volatility...............   40.00%
      Dividend yield...........       0

Southern Company Options

     Stock option grants in Southern common stock have been made from Southern Company's Performance Stock Plan periodically and vest equally on each of the first, second and third anniversaries of the grant date. Grants fully vest upon termination because of death, total disability or retirement. Exercise price is the average of the high and low fair market value of Southern Company's common stock on the date granted.

Transactions are summarized as follows:

                                                                 Weighted
                                                                  Average
                                                       Southern  Exercise
                                                        Options    Price
                                                      ---------  --------
      Outstanding at December 31, 1997............      517,371  $ 21.81
        Granted...................................      283,864    27.03
        Exercised.................................       (4,071)   21.87
        Forfeited.................................       (1,693)   23.00
                                                      ---------    -----
      Outstanding at December 31, 1998............      795,471    23.67
        Granted...................................      516,967    26.56
        Exercised.................................       (6,001)   22.46
        Forfeited.................................      (21,845)   25.31
                                                      ---------    -----
      Outstanding at December 31, 1999............    1,284,592    24.81
        Granted...................................    1,247,663    23.25
        Exercised.................................      (61,126)   21.68
        Forfeited.................................      (64,630)   23.66
        Transfers of employees between
         Southern and Mirant, net.................      (22,291) $ 24.09
                                                       --------  =======
      Outstanding at December 31, 2000............    2,384,208  $ 24.09
                                                      =========  =======
      Options exercisable at December 31, 1998....      277,788  $ 21.91
                                                      =========  =======
      Options exercisable at December 31, 1999....      502,276  $ 22.83
                                                      =========  =======
      Options exercisable at December 31, 2000....      812,982  $ 24.11
                                                      =========  =======

     Exercise prices for Southern stock options outstanding as of December 31, 2000 ranged from $21.01 to $28.00. The following table provides certain information with respect to Southern stock options outstanding at December 31, 2000:

                                                            Weighted
                                                Weighted     Average
                                                Average     Remaining
                                     Options    Exercise   Contractual
      Range of Exercise Prices     Outstanding   Price        Life
      ---------------------------  -----------  --------   -----------
      $21.01 -- $24.00.........     1,621,122   $ 22.88        8.1
      $24.01 -- $28.00.........       763,086     26.73        7.7
                                    ---------
      Total....................     2,384,208     24.09        8.0
                                    =========

     The following table provides certain information with respect to stock options exercisable at December 31, 2000:

                                               Weighted
                                                Average
                                     Options   Exercise
      Range of Exercise Prices     Exercisable   Price
      --------------------------- --------------------
      $21.01 -- $24.00.........       448,328  $  21.91
      $24.01 -- $28.00.........       364,654     26.81
                                      -------
      Total...................        812,982     24.11
                                      =======

     The weighted average fair values at date of grant for options granted during 2000, 1999 and 1998 were $3.36, $6.29 and $5.69, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                  2000     1999    1998
                                -------  ------- ------
      Expected life in years..     4.0      3.7     3.7
      Interest rate...........    6.66%    5.79%   5.46%
      Volatility..............   20.94%   20.74%  19.16%
      Dividend yield..........    5.80%    5.00%   5.00%

     Had compensation costs been determined as prescribed by SFAS No. 123 for options in Southern and Mirant, Mirant's net income would have been reduced by approximately $23 million in 2000, by approximately $12 million in 1999 and by approximately $6 million in 1998. Earnings per share would have been reduced by $0.07, $0.05 and $0.02 for the same periods, respectively.

Phantom Stock

     During 1999, Mirant made awards of approximately 39,000 phantom Southern stock shares and approximately 130,000 phantom Mirant stock shares to certain employees and officers. The aggregate amount awarded was approximately $2.7 million with cliff vesting during 2003. Mirant records compensation expense ratably during the vesting period, taking into account the fluctuations in market value of the underlying stock during each period. During 2000, Mirant made awards of approximately 304,925 Mirant phantom stock shares to certain employees and officers. The aggregate amount awarded was approximately $6.7 million with vesting based on stock price appreciation. Mirant records compensation expense as shares become vested. Compensation expense during 2000 and 1999 was approximately $1.7 million and $500,000, respectively.

7.   Debt

     At December 31, 2000 and 1999, Mirant's long-term debt (including current maturities) was as follows (in millions):
                                                          2000          1999
                                                         ------        ------
  Senior notes:
    Dollar-denominated:
       7.40% notes, due 2004.........................     $  200        $  200
       7.90% notes, due 2009.........................        500           500
    Sterling-denominated:
       6.38% notes, due 2001*........................          0           163
       6.80% notes, due 2006*........................          0           321
  Debt supported by long-term banking arrangements:
    Dollar-denominated:
       7.10% to 7.34% note, due 2001.................          0             6
       7.76%  to 8.00% notes, due 2002...............      1,942           792
       8.06% to 9.75% note, due 2003.................         71            21
       8.06% to 9.50% notes, due 2004................         68            89
       Variable rate (7.47% at December 31, 2000),
        04...........................................        300           140
       5.43% note, due 2004, guaranteed by Mirant....          0           100
       7.69% to 10.00% notes, due 2005...............        422           417
       7.64% to 9.70% notes, due 2006................         49            51
       7.16% to 10.25% notes, due 2007...............        427           495
       5.95% to 10.56% notes, due 2011...............        754           742
    Deutsche mark-denominated:
       5.14% to 5.17% note, due 2004.................        512           522
  Other long-term debt:
    Dollar-denominated:
       11.00% note, due 2000.........................          0            71
       7.75% and  10.50% senior loan participation
        certificate, due 2005 and 2006...............        340           340
       7.78% to 11.00% loans, due 2000 to 2007.......         25            24
       8.12% notes, due 2018.........................        153           153
    Sterling-denominated:
       0% to 7.64% loans, due 2000 and 2002..........          5            13
    Deutsche Mark-denominated:
       5.35% loan, due 2008..........................         29            31
                                                         -------       -------
         Total long-term debt........................      5,797         5,191
  Less current maturities............................        201           237
                                                         -------       -------
         Total                                           $ 5,596       $ 4,954
                                                         =======       =======
    *WPD long-term debt was consolidated in 1999.

     At December 31, 2000, the annual scheduled maturities of long-term debt during the next five years were as follows (in millions):

                 2001........   $201
                 2002........  2,138
                 2003........    261
                 2004........  1,195
                 2005........    432

  Bank Arrangements

     Mirant has bank credit arrangements with various lending institutions totaling approximately $6,647 million. At December 31, 2000, used credit arrangements with banks totaled $4,190 million, of which $1,298 million expires during 2001 and $2,892 million during 2002 and beyond. The credit arrangements generally require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. These balances are not legally restricted from withdrawal.

     In April 1999, Mirant entered into three revolving credit agreements with a group of lending banks, as agent, with commitments totaling $1,300 million. Each of the corporate credit facilities is available for general corporate purposes, including commercial paper backstop. Facility A with total commitments of $500 million was intended to be a temporary facility until Mirant completed subsequent financings. Accordingly, this facility was cancelled in October 1999. Facility B, a $350 million, 364-day revolving line of credit with an annual commitment fee of $532,000, originally matured in March 2000; however, it has extension and commitment increase options subject to the lenders' approval and currently matures in March 2001. Facility C, totaling $450 million with an annual commitment fee of $798,000, also has a letter of credit option and matures in April 2004. No amounts were drawn under the Facility C credit arrangement at December 31, 2000 or 1999. However, Mirant had letters of credit outstanding under Facility C in the amount of $406 million and $250 million at December 31, 2000 and 1999, respectively. In April 1999, Mirant also instituted a commercial paper program that is used in conjunction with the corporate credit facilities as an alternate funding source. At December 31, 2000 and 1999, $0 and $50 million were outstanding, respectively, under this program.

     The April 1999 Credit Agreements contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness and liens, (iii) limitations on capital expenditures, (iv) limitations on ratio of recourse debt to recourse capital and (v) maintenance of minimum ratios of Corporate Debt Service to Corporate Interest.

     In October 1999, Mirant Americas Generation, Inc. ("MAGI") completed a $1,450 million corporate-style bank financing consisting of three credit facilities. Facility A is a $1,150 million 364-day term loan with a two-year term-out option and no commitment fee. Facility B is a $250 million five-year revolving credit facility, with an annual commitment fee of $380,000, to be used for capital expenditures, and Facility C is a $50 million five-year revolving credit facility, with an annual commitment fee of $76,000, for working capital needs. The draws under Facilities B and C, in the amount of $300 million and $140 million at December 31, 2000 and 1999, respectively, are included in long-term debt in the accompanying balance sheets. The term out of Facility A was executed in October 2000, and the facility will mature in October 2002. The MAGI facilities contain covenants substantially equivalent to those discussed above for the April 1999 Credit Agreement.

     In May 2000, Mirant entered into a revolving credit agreement with Bank of America, as agent, with commitments totaling $550 million. In June 2000, the facility was syndicated among a group of lending banks and increased to $1,000 million to be used for general corporate purposes, including commercial paper backstop. The June 2000 credit agreement contains covenants substantially equivalent to those discussed above for the April 1999 credit agreement.

     In August 2000, Mirant entered into a letter of credit facility with commitments totaling $100 million to be used for general corporate purposes. As of December 31, 2000, Mirant had $85.5 million in letters of credit issued under this facility. The August 2000 credit agreement contains covenants substantially equivalent to those discussed above for the April 1999 and June 2000 credit agreements.

     In connection with the Potomac Electric Power Company ("PEPCO") acquisition in December 2000 (Note 12), Mirant entered into credit agreements with a syndicate of banks that provided two facilities to MAGI totaling $1,020 million with recourse to MAGI and one facility of $650 million to Mirant with recourse to Mirant. At December 31, 2000 $1,145 million was outstanding under these agreements.

    During 2000, MAEM renewed its existing line-of-credit facility with a group of lenders for an additional 364-day term and increased its borrowing capacity by $30 million to $180 million. The facility bears interest based on the London Interbank Offering Rate plus a variable spread based on MAEM's credit rating at the date of the borrowing, payable monthly. MAEM had $90 million outstanding under this line-of-credit facility at December 31, 2000. In July 1999, MAEM entered into a commercial paper agreement with certain financial institutions. Each note has a maturity of 366 days or less. As of December 31, 2000, MAEM had no commercial paper outstanding.

    On July 21, 2000, Mirant Americas Energy Marketing Canada Ltd. ("MAEMC") entered into a $35 million (Canadian dollar) revolving credit facility. On November 20, 2000, MAEMC amended the initial facility increasing the maximum borrowing amount to $70 million (Canadian dollar). The one-year agreement can be extended an additional year on November 1, 2001. The facility's interest is payable monthly. The interest rate depends on the currency of the borrowing and generally is computed at LIBOR plus 85 to 100 basis points. At December 31, 2000, the outstanding borrowings were $41.8 million (U.S. Dollar borrowings).

    On March 3, 2000, Mirant Americas Energy Capital entered into a $50 million credit facility that matures on March 3, 2003. The facility's interest is payable monthly. For base rate advances, interest is computed as the U.S. prime rate plus zero points. For London Interbank Offering Rate advances, interest is computed as LIBOR plus 200 basis points. At December 31, 2000, the outstanding borrowings were $50 million.

    Mirant believes it is in compliance with all of the covenants in the preceding agreements at December 31, 2000.

    In addition, Mirant, from time-to-time, borrows under uncommitted lines of credit with banks and through commercial paper programs that have the liquidity support of committed bank credit arrangements.

Preferred Securities and Related Notes Receivable from Southern Company

     In a series of transactions during 1998 and 1997, subsidiaries of Mirant borrowed $350 million and $682 million, respectively, dollar denominated income preferred securities. The securities are due between 2027 and 2037 with fixed interest rates between 6.875% and 8.235%. Mirant entered into a swap agreement to effectively convert the $82 million security borrowed in 1997 to British Pounds Sterling at the time of issuance. This amount is not included in 2000 as WPD is no longer consolidated for accounting purposes effective December 1, 2000. $950 million and $1,031 million were outstanding on the securities at December 31, 2000 and 1999, respectively (Note 9).

     These subsidiary obligated mandatorily redeemable preferred securities have been issued by special purpose financing entities of Mirant. Substantially all of the assets of these special financing entities are junior subordinated notes issued by subsidiaries of Mirant in the amount of $979 million and held by Southern Company. Payment terms and interest rates on the note receivables from Southern Company are identical to the related preferred securities. The notes are due between 2027 and 2037 with fixed interest rates between 6.875% and 8.19%. These receivables from Southern are included in notes receivable in the accompanying balance sheets (Note 9). These will be transferred to Southern Company as part of Mirant's separation from Southern Company.

Convertible Trust Preferred Securities

     On October 2, 2000, Mirant Trust I closed the sale of 6.9 million convertible trust preferred securities for an initial price of $50.00 per preferred security. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $334 million.

     Unless Mirant redeems the debentures, and subject to its right to elect a cash settlement, holders of preferred securities will have the right to convert the preferred securities into shares of Mirant's common stock at any time after October 2, 2001 and prior to October 1, 2030. Preferred securities that have been called for redemption may only be converted on or before the business day prior to the close of business on the applicable redemption date. The preferred securities will convert into Mirant common stock at an initial conversion rate of 1.8182 shares of common stock for each preferred security. This conversion rate is equivalent to the conversion price of $27.50 per share of Mirant common stock. The initial conversion rate may be subject to adjustment. Upon conversion of a preferred security, a corresponding debenture held by the trust will be canceled.

     From October 2, 2001 and until the next business day following the date of the distribution of Mirant common stock held by Southern Company to its stockholders, Mirant may elect to make a cash settlement in respect of any preferred securities surrendered for conversion. The amount of cash that holders of the preferred securities will receive if Mirant elects a cash settlement will be equal to the value of the underlying shares of common stock.

8.   Income Taxes

     Details of the income tax provision for the years ended December 31, 2000, 1999 and 1998 are as follows (in millions):

                                                          2000    1999    1998
                                                          ----    ----    ----
     Income Tax Provision:
     Income tax from continuing operations:
       United States:
          Current provision (benefit).................   $  44   $ (16)  $ (87)
          Deferred provision (benefit)................      43      36     (44)
       International:
          Current (benefit) provision.................      (2)     18      15
          Deferred provision (benefit)................       1      91      (7)
                                                         -----   -----    ----
            Total provision (benefit) from continuing
             operations...............................   $  86  $  129   $(123)
                                                         =====  ======   =====
     Income tax from discontinued operations:
          Current benefit.............................     (90)    (54)    (33)
          Deferred provision..........................      70      39      11
                                                         -----  ------   -----
            Total benefit from discontinued operations   $ (20) $  (15)  $ (22)
                                                         =====  ======   =====

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows (in millions):

                                                    2000   1999
                                                   ------ ------
     Deferred Tax Liabilities:
     Property and intangibles basis differences    $(377) $(699)
     Pensions..................................        0    (64)
     Other.....................................     (204)   (49)
                                                   -----  -----
       Total...................................    $(581) $(812)
                                                   =====  =====
     Deferred Tax Assets:
     Obligations under energy delivery             $ 802  $   6
     commitments...............................
     Impairment loss...........................       84     85
     Deferred costs............................       12     20
     Other.....................................      239     21
                                                   -----  -----
       Total...................................    1,137    132
                                                   -----  -----
       Net deferred tax assets (liabilities)...    $ 556  $(680)
                                                   =====  =====

     Deferred   tax  assets   and  liabilities  attributable  to  the  same  tax
jurisdiction are netted where appropriate in the accompanying consolidated balance sheets.

     A reconciliation of Mirant's federal statutory income tax rate to the effective income tax rate for continuing operations for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                 2000    1999   1998
                                                 ----  ------- -----
     Statutory income tax rate.................    35%    35%   (35)%
     State income tax, net of federal benefit..     4      1       3
     Non-U.S. taxes............................   (23)   (17)   (192)
     Other.....................................     1      0       0
                                                 ----  -----    ----
       Effective income tax rate.......            17%    19%   (224)%
                                                 ====  =====   =====

     The difference between the statutory rate and the effective income tax rate for discontinued operations for 2000, 1999 and 1998 is primarily due to the utilization of domestic tax credits.

     Mirant and the other subsidiaries of Southern file a consolidated federal income tax return. Under a joint income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis. Under this agreement, Mirant received tax refunds from Southern of approximately $136 million, $99 million and $118 million during 2000, 1999 and 1998, respectively. Approximately $85 million and $100 million of the other current receivables balance at December 31, 2000 and 1999, respectively, are comprised of tax refunds under the consolidated income tax agreement or from various tax authorities. Approximately $168 million and $152 million of the other current payables balance at December 31, 2000 and 1999, respectively, are comprised of income taxes currently payable to various tax authorities.

     The undistributed earnings of certain foreign subsidiaries aggregated $773 million as of December 31, 2000, which, under existing tax law, will not be subject to U.S. income tax until distributed. Of the total undistributed earnings, provisions for U.S. taxes have not been accrued on $382 million related to earnings that have been, or are intended to be, indefinitely reinvested.

     On July 1, 2000, Mirant adopted a strategy under which only a portion of the future earnings of certain foreign subsidiaries will be deferred in order to reinvest funds for further growth in Asia, fund construction efforts or service debt obligations. The remaining earnings will be repatriated for reinvestment elsewhere in the world or to service parent debt obligations.

9.   Financial Instruments

  Commodity Trading Activities

     Mirant provides risk management services associated with the energy industry to its customers in the North American and European markets. These services are provided through a variety of exchange-traded energy contracts, forward contracts, futures contracts, option contracts, and financial swap agreements. These contractual commitments, which represent risk management assets and liabilities, are accounted for using the mark-to-market method of accounting. Accordingly, they are reflected at fair value in the accompanying consolidated balance sheets.

     The trading operations engage in risk management activities. All such transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments utilized in connection with these activities are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments, including derivatives used for these purposes, are recorded at fair value. The determination of fair value considers various factors, including closing exchange or over-the-counter ("OTC") market price quotations, time value and volatility factors underlying options and contractual commitments.

     The volumetric weighted average maturities at December 31, 2000 were 3.1 years and 2.3 years for the North American portfolio and European portfolio, respectively. The net notional amount of the risk management assets and liabilities at December 31, 2000 was approximately 18 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

     Risk management assets and liabilities as of December 31, 2000 primarily relate to MAEM, the North American energy marketing subsidiary. As discussed in
Note 12, this subsidiary was accounted for under the equity method of accounting until the August 10, 2000 purchase by Mirant of the remaining interest in the subsidiary. The fair value of the North American and European risk management assets and liabilities recorded in the consolidated balance sheets as of December 31, 2000 and the average for the year then ended are included in the following table. The averages are based on quarter-end balances during the entire year.

                                    Risk Management Assets        Risk Management Liabilities
                                   ---------------------------   ----------------------------
                                                   Value at                       Value at
                                    Average      December 31,      Average      December 31,
                                     Value           2000           Value           2000
                                    -------      ------------      -------      ------------
Energy commodity instruments:
Electricity.......................    $1,513         $ 2,017        $1,505         $1,971
Natural gas.......................     1,065           1,738         1,068          1,721
Crude oil.........................        59              85            40             83
Other.............................        56              68            32             30
                                      ------         -------        ------         ------
  Total...........................    $2,693         $ 3,908        $2,645         $3,805
                                      ======         =======        ======         ======

  Asset and Liability Management

     Mirant is exposed to market risk, including changes in interest rates, currency exchange rates, and certain commodity prices. To manage the volatility relating to these exposures, Mirant enters into various derivative transactions pursuant to its policies in such areas such as counterparty exposure and hedging practices.

  Commodity Contracts

     Mirant engages in commodity-related marketing and price risk management activities in order to hedge market risk and exposure to electricity and to natural gas, coal, and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures, and swaps. The gains and losses related to these derivatives are recognized in the same period as the settlement of the underlying physical transaction. These realized gains and losses are included in operating revenues and operating expenses in the accompanying income statements.

     At December 31, 2000, Mirant had unrealized net losses of approximately $397 million related to these financial instruments. The fair value of its nontrading commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At December 31, 2000, Mirant had contracts that related to periods through 2003. The net notional amount of the risk management assets and liabilities at December 31, 2000 was 4.9 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

  Interest Swaps

     Mirant's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Gains and losses resulting from the termination of qualified hedges prior to their stated maturities are recognized ratably over the remaining life of the instrument being hedged.

     Currency swaps are used by Mirant to hedge its net investment in certain foreign subsidiaries. Gains or losses on these currency swaps designated as hedges of net investments are offset against the translation effects reflected in other comprehensive income, net of tax. Currency forwards are used to hedge contracts denominated in a foreign currency.

     The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On virtually all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives manage Mirant's exposure arising on certain foreign currency transactions.

                              Year of Maturity    Interest        Number of     Notional    Unrecognized
Type                           or Termination       Rates      Counterparties    Amount      (Loss) Gain
----                           --------------     ------------ --------------    ------    -------------
                                                                                    (in millions)
Interest rate swaps               2002-2012        6.55%-7.12%         9          $2,150     $ (110)
                                  2002-2007        4.98%-5.79%         2           DM691         (5)
Cross currency swaps                   2002                  -         2       (pound)44          1
Cross currency swaption                2003                  -         2           DM338         24
Currency forwards                 2001-2003                  -         1           CAD19          -
                                       2001                  -         4      (pound)116         (5)
                                                                                             ------
                                                                                             $  (95)
                                                                                             ======

         (pound) - Denotes British pounds sterling
              DM - Denotes Deutschemark
             CAD - Denotes Canadian Dollars

     The unrecognized gain/loss for interest rate swaps is determined based on the estimated amount that Mirant would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrecognized gain/loss for cross-currency financial instruments is determined based on current foreign exchange rates. If the existing asset and liability management derivative financial instruments at December 31, 2000 and 1999 had been discontinued or Mirant counterparties defaulted on those dates, Mirant would have recognized losses of approximately $95 million and $57 million, respectively. However, at December 31, 2000, Mirant believes that its exposure to credit risk due to nonperformance by the counterparties to its asset and liability management financial derivatives is not material based on the investment grade rating of the counterparties.

  Market Risk

     Market risk is the potential loss Mirant may incur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Mirant's exposure to market risk is determined by a number of factors, including the size, duration, composition, and diversification of positions held, the absolute and relative levels of interest rates as well as market volatility and illiquidity. The most significant factor influencing the overall level of market risk to which Mirant is exposed is its use of hedging techniques to mitigate such risk. Mirant manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies.

     Mirant's risk management policies limit the amount of total net exposure and rolling net exposure during stated periods. These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Mirant's objectives.

  Credit Risk

     Mirant is exposed to losses in the event of nonperformance by counterparties to its derivative financial instruments for those instruments that are not exchange-traded. Credit risk is measured by the loss Mirant would record if its counterparties failed to perform pursuant to terms of their contractual obligations and the value of collateral held, if any, was not adequate to cover such losses. Mirant has established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses master netting agreements whenever possible to mitigate Mirant's exposure to counterparty credit risk. Additionally, Mirant may require counterparties to pledge additional collateral when deemed necessary.

     Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Mirant monitors credit risk on both an individual and group counterparty basis. Accordingly, management does not expect any material adverse impact to its financial position or results of operations as a result of counterparty nonperformance.

  Fair Values

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at market or fair value include cash and interest-bearing equivalents, financial instruments used for trading purposes, commodities, and related instruments used for trading purposes, including options and contractual commitments. See the Asset and Liability Management section in this note where commodity contracts for nontrading purposes are discussed. The following methods were used by Mirant to estimate its fair value disclosures for all other financial instruments not carried at fair value on the accompanying balance sheets:

        Notes Receivable. The fair value of Mirant's note receivables is estimated using interest rates it would receive based on similar types of arrangements.

        Notes  Payable and Other Long- and  Short-Term  Debt.  The fair value of
     Mirant's notes payable and long- and short-term debt is estimated using discounted cash flow analysis based on current market interest rates for similar types of borrowing arrangements and market quotes, when available.

        Subsidiary Obligated Mandatorily  Redeemable Preferred  Securities.  The
     fair value  of  Mirant's  subsidiary   obligated  preferred  securities  is
     calculated based on current market price.

       Company Obligated Mandatorily Redeemable Securities. The fair value of Mirant's company obligated preferred securities is calculated based on current market price.

     The carrying or notional amounts and fair values of Mirant's financial instruments at December 31, 2000 and 1999 were as follows (in millions):

                                                               2000               1999
                                                        -----------------  ------------------
                                                         Carrying   Fair    Carrying   Fair
                                                          Amount    Value    Amount    Value
                                                        ---------  -------  --------  -------
     Notes receivable, including current portion....     $ 1,553   $ 1,553  $ 1,415   $ 1,324
     Notes payable and long- and short-term debt....       7,086     6,653    7,152     6,779
     Subsidiary obligated mandatorily redeemable
      preferred Securities..........................         950       934    1,031       907
     Company obligated mandatorily redeemable
      securities of a subsidiary holding solely
      parent company debentures.....................         345       428         0        0


10.  Capital Transactions

     Initial Public Offering. During 2000, Mirant completed an initial public offering of 58 million shares of its common stock for an initial price of $22.00 per share. Simultaneously, the underwriters exercised options to purchase from Mirant an additional 8,700,000 shares of common stock at the initial price of $22.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $1.4 billion. Mirant used the net proceeds of the offering and the sale of convertible preferred securities (Note 7) to repay $900 million of short-term debt from credit lines and $581 million of commercial paper. The remaining proceeds were to be used for general corporate purposes.

     As part of its planned spin-off from Southern, Mirant agreed to contribute its finance and leveraged lease subsidiaries (Note 14) to Southern. In connection with this contribution, on August 30, 2000, Mirant issued to Southern one share of Series B preferred stock, redeemable at the election of Mirant in exchange for the contribution of these subsidiaries to Southern. The issuance of the preferred share on August 30, 2000 has been accounted for as a non-cash transaction by Mirant at the book value of these subsidiaries, resulting in a reduction of shareholders equity during 2000. Mirant has not called its Series B preferred share for redemption. There will not be a gain or loss from the disposal because of the transfer accuring at book value.

11.  Commitments and Contingent Matters

California:
     Reliability-Must-Run Agreements: Mirant subsidiaries acquired generation assets from Pacific Gas & Electric ("PG&E") in April 1999, subject to reliability-must-run agreements. These agreements allow the California Independent System Operator Corporation ("CAISO"), under certain conditions, to require certain Mirant subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant assumed these agreements from PG&E prior to the outcome of a Federal Energy Regulatory Commission ("FERC") proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant by the CAISO under the reliability-must-run agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant for the period from June 1,1999 through December 31, 2001. On June 7, 2000, the administrative law judge presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant appealed the administrative law judge's decision to the FERC. The outcome of this appeal cannot be determined. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals.

     If Mirant is unsuccessful in its appeal of the administrative law judge's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of December 31, 2000 would have been approximately $138 million, however, there would have been no effect on net income for 2000. This amount does not include interest that may be payable in the event of a refund. If Mirant is unsuccessful in its appeal, it plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the administrative law judge's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant cannot provide assurance that it will be successful.

     CAISO and California Power Exchange Corporation ("PX")Price Caps: Beginning in May 2000, wholesale energy prices in the California markets increased to levels well above 1999 levels. In response, on June 28, 2000, the CAISO Board of Governors reduced the price cap applicable to the CAISO's wholesale energy and ancillary services markets from $750/Mwh to $500/Mwh. The CAISO subsequently reduced the price cap to $250/Mwh on August 1, 2000. During this period, however, the PX maintained a separate price cap set at a much higher level applicable to the "day-ahead" and "day-of" markets administered by the PX. On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric Company ("SDG&E") that sought to extend the CAISO's $250/Mwh price cap to all California energy and ancillary service markets, not just the markets administered by the CAISO. However, in its order denying the relief sought by SDG&E, the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation.

     On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh to be applied to both the PX and CAISO markets, which would allow bids above $150/MWh to be accepted, but will subject such bids to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (b) elimination of the requirement that the California utilities sell into and buy from the PX, (c) establishment of independent non-stakeholder governing boards for the CAISO and the PX, and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. In the November 1 Order the FERC established October 2, 2000, the date 60 days after the filing of the SDG&E complaint, as the "refund effective date." Under the November 1 Order rates charged for service after that date through December 31, 2002 will remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period.

     On December 15, 2000, the FERC issued a subsequent order that affirmed in large measure the November 1 Order (the "December 15 Order"). Various parties have filed requests for administrative rehearing and for judicial review of aspects of the FERC's December 15 Order. The outcome of these proceedings, and the extent to which the FERC or a reviewing court may revise aspects of the December 15 Order or the extent to which these proceedings may result in a refund of or reduction in the amounts charged by Mirant's subsidiaries for power sold in the CAISO and PX markets, cannot be determined at this time, and Mirant cannot determine what affect any action by the FERC will have on its financial condition.

     Class Action Litigation: Five lawsuits have been filed in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant Corporation, Mirant Americas Energy Marketing, LP, Mirant Delta, Mirant Potrero, and Southern Company, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Four of the suits seek class action status. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern Company as a defendant, it appears that the allegations, as they may relate to Southern Company and its subsidiaries, are directed to activities of subsidiaries of Mirant Corporation. One such suit names Mirant Corporation itself as a defendant. Southern Company has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs the separation of Mirant from Southern Company, and Mirant has undertaken the defense of all of the claims. The final outcome of the lawsuits cannot now be determined.

     Department of Energy Order: On December 14, 2000, the Secretary of the Department of Energy ("DOE") ordered that certain suppliers of electricity provide electricity to the CAISO for delivery to California utility companies when the CAISO certified that there was inadequate electrical supply.

Bewag:
     On August 10, 2000, E.on Energie announced that it had reached an agreement with Hamburgische Electricitaets-Werke AG ("HEW") to sell E.on Energie's 49% share of Bewag effective January 1, 2001. Mirant, through its subsidiaries, had previously made an offer to purchase E.on Energie's 49% interest in Bewag. On August 14, 2000, at the request of the State of Berlin, the Berlin district court issued a temporary injunction preventing E.on Energie from selling part of its stake in Bewag, as it had not obtained the approval of the State of Berlin. This temporary injunction was extended by the Berlin high court on August 16, 2000. On August 15, 2000, the Berlin high court issued a separate preliminary injunction, at Mirant's request, to prevent the sale of E.on Energie's shares in Bewag to HEW. This injunction was upheld on December 4, 2000. The matter is currently scheduled for binding arbitration. E.on Energie has submitted a counterclaim to the arbitrator seeking recovery of damages it claims it suffered as a result of the injunction issued by the Berlin court. The first meeting of the parties with the arbitrators is scheduled for March 9, 2001. Upon E.on Energie's request, Mirant instituted legal proceedings in the state court of Berlin seeking the same injunction as in the arbitration. Both proceedings are in their initial stage. Therefore, Mirant is uncertain as to the result of the pending proceedings. Mirant has also stated its desire to negotiate a settlement with E.on Energie and HEW with respect to a joint partnership with HEW regarding their combined shares in Bewag including the shares presently owned by E.on Energie.

Companhia Energetica de Minas Gerais ("CEMIG"):
     In September 1999, the state of Minas Gerais, Brazil, filed a lawsuit in a state court seeking temporary relief against Southern Electric Brasil Participacoes, Ltda. ("SEB") exercising voting rights under the shareholders' agreement, between the state and SEB regarding SEB's interest in CEMIG, as well as a permanent rescission of the agreement. On March 23, 2000, a state court in Minas Gerais ruled that the shareholder agreement was invalid. SEB has appealed that decision and a second decision by the same court invalidating the shareholder agreement in a case brought by employees of CEMIG against the state of Minas Gerais. Mirant believes that this is a temporary situation and expects that the shareholders' agreement will be fully restored. Failure to prevail in this matter would limit Mirant's influence on the daily operations of CEMIG. However, SEB would still have 33% of the voting shares of CEMIG and hold 4 of 11 seats on CEMIG's board of directors. SEB's economic interest in CEMIG would not be affected. The significant rights SEB would lose relate to supermajority rights and the right to participate in the daily operations of CEMIG. SEB obtained financing from Banco Nacional de Desenvolvimento Economico e Social ("BNDES") for approximately 50% of the total purchase price of the CEMIG shares which is secured by a pledge of SEB's shares in CEMIG. The interest payment originally due May 15, 2000, in the amount of $107.8 million, has been deferred until May 15, 2001.

State Line Energy, L.L.C. ("State Line"):
     On July 28, 1998, an explosion occurred at State Line causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant, five of which were filed in Cook County, Illinois. Mirant filed a motion to dismiss these five cases in 1998 for lack of "in personam" jurisdiction. The motion was denied in August 1999. In October 1999, the Appellate Court of Illinois granted Mirant's petition for leave to appeal. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made.

Mobile Energy Services Company, L.L.C.("Mobile  Energy"):
     Mobile Energy is the owner of a facility that generates electricity, produces steam and in the past processed black liquor as part of a pulp and paper complex in Mobile, Alabama. On January 14, 1999, Mobile Energy and Mobile Energy Services Holdings, Inc., which guaranteed debt obligations of Mobile Energy, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Alabama, seeking protection under Chapter 11 of the United States Bankruptcy Code. Southern Company has guaranteed certain potential environmental and certain other obligations of Mobile Energy that represent a maximum contingent liability of $19 million as of December 31, 2000. A major portion of the maximum contingent liability escalates at the rate equal to the producer price index. As part of its separation from Southern Company, Mirant has agreed to indemnify Southern Company for any obligations incurred under such guarantees.

     An amended plan of reorganization was filed by Mobile Energy and Mobile Energy Services Holdings on February 21, 2001. This amended plan proposes to cancel the existing taxable and tax-exempt bond debt of Mobile Energy and transfer ownership of Mobile Energy and Mobile Energy Services Holdings to the holders of that debt. Approval of that proposed plan of reorganization would result in a termination of Southern Company's direct and indirect ownership interests in both entities, but would not affect Southern Company's continuing guarantee obligations that are described above. The final outcome of this matter cannot now be determined.

     In addition to the matters discussed above, Mirant is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the results of operations or financial position of Mirant.

Commitments and Capital Expenditures

     Mirant has made firm commitments to buy materials and services in connection with its ongoing operations and planned expansion and has made financial guarantees relative to some of its investments.

     The material commitments are discussed in the following sections.

  Energy Marketing and Risk Management

     Mirant has approximately $877 million trade credit support commitments related to its energy marketing and risk management activities as of December 31, 2000. Mirant has also guaranteed the performance of its obligations under a multi-year agreement entered into by Mirant with Brazos Electric Power Cooperative ("Brazos"). Under the agreement, effective January 1999, Mirant provides all the electricity required to meet the needs of the distribution cooperatives served by Brazos. Also, Mirant is entitled to the output of Brazos' generation facilities and its rights to electricity under power purchase agreements Brazos has entered into with third parties. Mirant's guarantee was $75 million for the first year of the agreement and declines by $5 million per year to $55 million in the fifth year of the agreement.

    To the extent that Mirant does not maintain an investment grade rating, it would be required to provide alternative collateral to certain counterparties. Such collateral might be in the form of letters of credit. Performance guarantees assure a subsidiary's performance of contractual obligations whether it is commodity delivery or payment.

     Mirant also has a guarantee related to Pan Alberta Gas, Ltd. of $64 million issued in 2000 and outstanding at December 31, 2000.

     Vastar, a subsidiary of BP Amoco, and Mirant had issued certain financial guarantees made in the ordinary course of business, on behalf of MAEM's counterparties, to financial institutions and other credit grantors. Mirant has agreed to indemnify BP Amoco against losses under such guarantees in proportion to Vastar's former ownership percentage of MAEM (Note 12). At December 31, 2000, such guarantees amounted to approximately $312 million.

     MAEM has a contract with BP Amoco through December 31, 2007 to purchase the natural gas that would have been produced by Vastar (now a unit of BP Amoco) in Canada, Mexico, and the contiguous states of the United States. The negotiated purchase price of delivered gas is generally equal to the daily spot rate prevailing at each delivery point. As part of Mirant's acquisition of Vastar's 40% interest in MAEM (Note 12), Mirant agreed to amend the gas purchase and sale agreement whereby BP Amoco is obligated to deliver fixed quantities at identified delivery points. The agreement will continue to be in effect through December 31, 2007. The amendment became effective November 1, 2000.

  Turbine Purchases and Other Construction-Related Commitments

     Mirant, either directly or indirectly through its subsidiaries, entered into agreements to purchase 94 turbines and equipment packages scheduled to be completed and delivered through 2005. Minimum termination amounts under the contracts were $196 million at December 31, 2000. Total amounts to be paid under the agreements if all turbines and equipment packages are purchased as planned were approximately $3,240 million at December 31, 2000.

     Mirant has entered into firm commitments to meet ongoing construction obligations at its projects, including contracts for materials purchases and engineering, procurement and construction-related services. These commitments at December 31, 2000 totaled approximately $474 million.

  Long-term Service Agreements

     Mirant has entered into long-term service agreements for the maintenance and repair of its combustion turbine and combined cycle generating plants. These agreements may be terminated in the event a planned construction project is cancelled. Minimum termination amounts under the agreements were $168 million at December 31, 2000. At December 31, 2000, the amount committed for construction projects in process was approximately $2,255 million.

  Power Purchase Agreements

     Under the asset purchase and sale agreement for PEPCO, Mirant also assumed the obligations and benefits of five power purchase agreements with a total capacity of 735 MW. Three of the power purchase agreements represent 730 MW.

  Operating Leases

     Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $17 million, $17 million, and $25 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     Mirant entered into lease transactions that provided $1.5 billion, net of associated expenses, of the purchase price at the closing of the Potomac Electric Power Company ("PEPCO") transaction (Note 12). The leases will be
treated   as  operating  leases  for  book  purposes  whereby  one  of  Mirant's subsidiaries will record periodic lease rental expenses. Mirant has the following annual amounts committed for long-term service, turbine purchases, fuel, power purchases and operating leases (in millions):

                                Long-Term        Turbine
                                 Service        Purchase          Fuel       Power Purchase   Operating
      Fiscal Year Ended:        Agreements     Commitments     Commitments     Agreements       Leases
                                ----------     -----------     -----------   --------------   ---------
      2001....................    $   23          $ 1,048        $   184          $ 26         $   219
      2002....................        67            1,320            180            11             191
      2003....................       119              712             55             0             170
      2004....................       174              136             54             0             141
      2005....................       180               24             55             0             136
      Thereafter..............     1,692                0             75             0           2,479
                                  ------          -------        -------          ----         -------
        Total minimum payments    $2,255          $ 3,240        $   603          $ 37         $ 3,336
                                  ======          =======        =======          ====         =======

  Labor Subject to Collective Bargaining Agreements

     At its State Line facilities in Indiana, Mirant has a labor contract with the United Steel Workers that extends to January 1, 2004 and involves 92 employees, or approximately 75% of State Line's total personnel. Some of these employees are currently working at facilities in Michigan and Wisconsin.

     At its newly acquired Mid-Atlantic facilities in and around Washington D.C. and Maryland, Mirant has a labor contract with the International Brotherhood of Electrical Workers that extends to January 2003 and involves approximately 680 employees, or 70% of Mirant's Mid-Atlantic facilities total personnel.

     Mirant's California business recently reached agreement on a labor contract with the International Brotherhood of Electrical Workers that extends to October 2004. This contract will cover approximately 150 employees, or 75% of Mirant's California total personnel, who will be hired on April 16, 2001 as a result of the 1999 asset acquisition from Pacific Gas & Electric Company.

     Mirant's New York business recently reached agreement on a labor contract with the International Brotherhood of Electrical Workers that extends to June 2003 and involves approximately 165 employees, or 70% of Mirant's New York total personnel.

     Mirant Kendall, a subsidiary of Mirant located in Cambridge, MA, has recently extended its contract with the Utilities Workers' Union of America to March 2003. Mirant Canal, a subsidiary of Mirant located in Sandwich, MA, is currently in negotiations with the Utilities Workers' Union of America regarding its contract that expires on June 1, 2001. These contracts involve approximately 75% and 70% of each facility's employees, respectively.

  Uncertainties Related to Contract Sales

     Several of Mirant's significant power generation facilities rely on either Power Purchase Agreements or Energy Conversion Agreements ("ECAs" and collectively with the Power Purchase Agreements the "Power Contracts") with one or a limited number of entities for the majority of, and in some cases all of, the relevant facility's output over the life of the Power Contracts.

     The Power Contracts related to Mirant's facilities are generally long-term agreements covering the sale of power for 20 or more years. However, the operation of such facilities is dependent on the continued performance by customers and suppliers of their obligations under the relevant Power Contract, and, in particular, on the credit quality of the purchasers. If a substantial portion of Mirant's long-term Power Contracts were modified or terminated, Mirant would be adversely affected to the extent that it was unable to find other customers at the same level of profitability. Some of Mirant's long-term Power Contracts are for prices above current market prices. The loss of one or more significant Power Contracts or the failure by any of the parties to a Power Contract to fulfill its obligations thereunder could have a material adverse effect on Mirant's business, results of operations and financial condition.

     Mirant has entered into two significant Power Contracts. These two contracts are ECAs between subsidiaries of Mirant Asia-Pacific and the National Power Corporation ("NPC")of the Philippines. The contract for the Pagbilao plant is for 29 years and terminates in August 2025. The contract for the Sual plant is for 25 years and terminates in October 2024. The contracted capacity is 735 MW and 1,000 MW for Pagbilao and Sual, respectively. The capacity fees are payable as compensation for capacity available for power generation. These fees consist of capital recovery fees, fixed operating fees, infrastructure fees and the components of service fees. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to dispatch level of the plant. The energy fees are based on energy sold and are designed to cover variable operating and maintenance costs. In accordance with the contracts, NPC assumes all fuel risks, including price and delivery.

  Minority Shareholder Put Options

     Sual

     Under shareholder agreements, the minority shareholders of the Mirant Asia-Pacific subsidiary which holds the Sual project ("SEPI") can exercise a put option requiring Mirant Asia-Pacific and/or its subsidiaries who hold the shares of SEPI to purchase the minority shareholders' interest in the project. The put option can be exercised between December 21, 2002 and December 21, 2005, the third and sixth anniversaries of the completion of the project construction or, in the event of any change in control, a change in SEPI's charter documents or the transfer of sponsor in violation of the sponsor support agreement. The put option may be exercised on the earlier of the date of such changes or December 21, 2011, the twelfth anniversary of the completion of project construction. The price would be determined by a formula including the present value of the remaining years of cash flow less the liabilities outstanding plus the current assets.

     Pagbilao

     Under shareholder agreements, the minority shareholders of the Mirant Asia-Pacific subsidiary which holds the Pagbilao project ("SEQI") can exercise a put option requiring Mirant Asia-Pacific and/or its subsidiaries who holds shares of SEQI to purchase the minority shareholders' interests in the project. The put option can be exercised between August 5, 2002 and August 5, 2008, the sixth and twelfth anniversaries of the completion of the project construction or, in the event of any change in control, a change in SEQI's charter documents or the transfer of sponsor in violation of the sponsor completion support agreement. The put option may be exercised on the earlier of the date of such changes or August 5, 2008, the twelfth anniversary of the completion of project construction. The price would be determined by a formula including the present value of the remaining years of cash flow less the liabilities outstanding plus the current assets.

12.  Business Developments

     Sale of Hidroelectrica Alicura S. A. ("Alicura"): On August 25, 2000, Mirant completed the sale of its 55% indirect interest in Alicura to The AES Corporation for total consideration of $205 million, including the assumption of debt and the buy-out of minority partners. Alicura's principal asset is a concession to operate a 1,000 MW hydroelectric facility located in the province of Neuquen, Argentina. As part of the sale, Mirant was released from $200 million of credit support obligations related to Alicura's bank financing. The sale of Alicura did not materially impact Mirant's financial position and did not have a material effect on Mirant's results of operations.

     Hyder: On October 30, 2000, WPD Limited ("WPDL"), a company controlled jointly by a subsidiary of Mirant and by a subsidiary of PPL Corporation ("PPL"), finalized its acquisition of Hyder plc ("Hyder") for a total purchase price for the ordinary shares of Hyder of approximately (pound)565 million
(approximately $847 million), or 365 pence (approximately $5.47) per Hyder share, plus the assumption of approximately (pound)2.1 billion (approximately $3.2 billion) of debt as of March 31, 2000.

     As part of the arrangement between Mirant and PPL, Mirant had a call right to acquire an additional 9% of the shares in WPDL from PPL and to acquire a proportionate interest (based on its ownership interest) of the shareholder loans to WPDL and WPD Holdings UK for a total consideration of approximately $38 million. Mirant exercised that right effective December 1, 2000, which increased Mirant's economic interest in WPD Holdings UK to 49%.

     In conjunction with the completion of this acquisition and with the approval of lenders, Mirant and a subsidiary of PPL, effective December 1, 2000, have modified the voting rights of WPD Holdings UK to 50% each so that each party will equally share operational and management control of WPD Holdings UK. As of December 1, 2000, WPD Holdings UK was deconsolidated and its income is included in equity in earnings on Mirant's consolidated statement of income.

     The following unaudited pro forma results of operations for Mirant's fiscal years ended December 31, 2000 and 1999 have been prepared assuming the acquisition of Hyder was effective January 1999. Pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:

                                                                Pro Forma
                                                As reported    (Unaudited)
----------------------------------------------- ------------ --------------
2000
Operating revenues (in millions)                    $13,315        $13,001
Consolidated net income (in millions)                   359            357
Basic earnings per share                               1.24           1.24
1999
Operating revenues (in millions)                      2,265          1,289
Consolidated net income (in millions)                   372            370
Basic earnings per share                               1.37           1.36

     Acquisition of Generating Assets of PEPCO: On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a leveraged lease transaction, closed the asset purchase of PEPCO's generation assets in Maryland and Virginia. The net purchase price paid for these acquisitions was approximately $2.75 billion that includes working capital and capital expenditures of approximately $100 million and approximately $1.5 billion provided by a leveraged lease transaction (Note 11). As part of the acquisition, Mirant assumed net liabilities, primarily transition power agreements and obligations under power purchase agreements (Note 11). The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16. The preliminary purchase price allocation is as follows (in millions):

         Current assets.................................     $    63
         Property, plant and equipment..................       2,913
         Goodwill and other intangibles.................       1,498
         Deferred tax asset resulting from acquisition..         683
         Out-of-market contract liabilities assumed.....      (2,416)
                                                             --------
             Total purchase price.......................     $  2,741
                                                             ========

     The acquired assets consist primarily of four generating stations, Morgantown, Chalk Point, Dickerson and Potomac River, which provide approximately 5,154 MW capacity. Immediately upon completion of the purchase, Mirant Mid-Atlantic, LLC ("MMA") entered into a $1.5 billion long-term leveraged lease transaction with respect to two of the purchased generating facilities (Note 11). In addition to the electric generating stations, Mirant, through subsidiaries, also acquired three separate coal ash storage facilities, a 51.5 mile oil pipeline and an engineering and maintenance service facility and related assets. Mirant also entered into a lease of the land on which the Potomac River station is located, power sales agreements with PEPCO under two separate transition power agreements with terms of up to four years, a local area support agreement with PEPCO requiring the Potomac River station to operate for purposes of supporting a local load pocket, a three-year operation and maintenance agreement for PEPCO's two generating stations located in the District of Columbia. In addition, Mirant assumed five of PEPCO's power purchase agreements totaling 735 MW (Note 11).

     The following unaudited pro forma results of operations for Mirant's fiscal years ended December 31, 2000 and 1999 have been prepared assuming the acquisition of PEPCO was effective January 1999. Pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:

                                                                Pro Forma
                                                 As reported   (Unaudited)
----------------------------------------------- ------------ ---------------
2000
Operating revenues (in millions)                    $13,315         $14,624
Consolidated net income (in millions)                   359             288
Basic earnings per share                               1.24            1.00
1999
Operating revenues (in millions)                      2,265           3,482
Consolidated net income (in millions)                   372             205
Basic earnings per share                               1.37            1.05

     MAEM: On September 11, 2000, Mirant closed its acquisition of Vastar's 40% interest in MAEM for $250 million. The acquisition was effective as of August 10, 2000. As a result of this transaction, MAEM became a wholly owned indirect subsidiary and has been consolidated in Mirant's financial statements since the effective date.

     As part of the transaction, Mirant agreed to amend the gas purchase and sale agreement whereby BP Amoco is obligated to deliver fixed quantities to MAEM at identified delivery points. The agreement will continue to be in effect through December 31, 2007. The amendment became effective November 1, 2000. As part of the transaction, Mirant was relieved of any financial obligations to Vastar under the MAEM partnership agreement, including any guaranteed minimum cash distributions and any outstanding arbitration (Note 11).

     The following unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 have been prepared assuming the acquisition of MAEM was effective January 1999. Pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:

                                                                Pro Forma
                                                 As reported   (Unaudited)
----------------------------------------------- ------------ --------------
2000
Operating revenues (in millions)                    $13,315        $22,828
Consolidated  net income (in millions)                  359            360
Basic earnings per share                               1.24           1.25
1999
Operating revenues (in millions)                      2,265         13,671
Consolidated  net income (in millions)                  372            359
Basic earnings per share                               1.37           1.32


     Mirant California: On April 16, 1999, the Company, through Mirant California, acquired various generating assets in California with a total capacity of 3,065 MW from Pacific Gas & Electric Company for $801 million plus $39 million for fuel inventory, capital expenditures and property taxes.

     Mirant New York: On June 30, 1999, the Company, through certain of its wholly owned subsidiaries(collectively referred to as Mirant New York), acquired the generating asset business in the state of New York with a total capacity of 1,794 MW, from Orange & Rockland Utilities, Inc. and Consolidated Edison Company of New York for a net purchase price of approximately $476 million, plus an additional $17 million to cover the market value of existing inventories. The acquisition was recorded under the purchase method of accounting. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the balance of $48 million was recorded as goodwill. The purchase price allocation for this acquisition is preliminary and further refinements will be made based on the completion of the final valuation studies. The pro forma operating results of this acquisition for the years presented was not materially different from actual results. The initial allocation of the purchase price is as follows (in millions):

                 Current assets.............    $  60
                 Property, plant and equipment    433
                 Goodwill...................       47
                 Liabilities assumed and other    (47)
                                                -----
                 Purchase price.............    $ 493
                                                =====

     SIPD: On June 30, 1999, the Company, through a wholly owned subsidiary, acquired a 9.99% interest in SIPD for $107 million. As of December 31, 1999, SIPD had an ownership interest in 18 coal-fired power generating units with a total installed capacity of 5,125 MW in China's Shandong province. The Company accounts for its investment in SIPD under the equity method of accounting due to the preferential board representation and significant operating influence.

     Sale of WPD (formerly SWEB) Supply Business: In September 1999, SWEB sold its electricity supply business to London Electricity for the British Pound Sterling equivalent of $264 million and the assumption of certain liabilities resulting in a gain of $286 million prior to expenses, minority interest, and income taxes, and a gain of $78 million after these items. The Company retained its 49% interest in the distribution business, the trading name of which has been changed to Western Power Distribution. The Company continues to own 49% economic interest (50% voting interest) of WPD.

     Sale of Louisiana Generating LLC: During September 1999, the Company sold its 50% investment in Louisiana Generating LLC to its partner for $17 million. The Company recognized approximately $10 million as an after-tax gain on the sale which is included in the accompanying statements of income.

     CEMIG: In January 1998, Mirant, as a shareholder in Cayman Energy Traders ("CET"), did not exercise its option to withdraw as a shareholder of CET and, therefore, transferred approximately $114 million to CET in exchange for a 27.59% economic interest in CET in order to continue to participate in the CEMIG project. Prior to this time, the Company had no economic interest in CET or CEMIG. In May 1998, this transaction was completed when Southern Energy transferred an additional $21 million to CET. The Company accounts for this investment under the equity method due to significant influence evidenced by 33% voting shares held by the Company and its investing partner. Through our acquisition of a 27.59% economic interest in CET in 1998, it acquired a 3.6% economic interest in CEMIG.

     EDELNOR: During 1998, the Company purchased an additional 15% interest in its Chilean investment in Empresa Electrica del Norte Grande S.A. for approximately $57 million. The purchase price resulted in $32 million of negative goodwill which was recorded as a reduction in the basis of the Company's long-lived assets.

     Sale of Interest in WPD (formerly SWEB): On June 18, 1998, the Company sold a 26% interest in its subsidiary, SWEB Holdings Limited ("Holdings") to PP&L for approximately $170 million. The Company recorded a pretax gain of approximately $20 million on the sale, which is included in the accompanying statements of income. This sale increased PP&L's economic interest in Holdings to 51% and, conversely, reduced Mirant's economic interest to 49%. Subsequently, on June 18, 1998, shares of Holdings held by Southern Company and PP&L were exchanged for equivalent shares in SWEB Holdings U.K. ("Holdings U.K."). Mirant continues to hold 50% of the voting shares in Holdings U.K.

     Mirant New England: On December 30, 1998, the Company, through a wholly owned subsidiary, Mirant New England, LLC ("Mirant New England"), acquired the generating asset business, with a total capacity of 1,245 MW, from subsidiaries of Commonwealth Energy Systems and Eastern Utilities Associates for $536 million. The acquisition was recorded under the purchase method of accounting. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the balance of $261 million was recorded as goodwill. The pro forma operating results of this acquisition for 1997 and 1998 was not materially different from actual results. The purchase price was allocated as follows (in millions):

                 Current assets....................  $   13
                 Property, plant, and equipment....     188
                 Acquired intangibles..............     143
                 Goodwill..........................     261
                 Liabilities assumed and other.....     (69)
                                                     ------
                   Purchase price..................  $  536
                                                     ======

13.  Investments in Affiliates

     The following table sets forth certain summarized income statement information of Mirant's investments in 50% or less-owned investments accounted for under the equity method for the years ended December 31, 2000, 1999 and 1998 (in millions). WPD is included in the following table for 2000 only as it was consolidated in 1999 and 1998.

                                                    2000       1999     1998
                                                  ------     -------  ------
                                                         (in millions)
     Combined Investments
     Income Statement:
     Revenues..............................     $  5,879     $ 5,608  $ 5,051
     Operating income......................        1,565         703    1,147
     Net income from continuing operations.          772         100      540
     Balance Sheet:
     Current assets........................        4,084       1,794
     Noncurrent assets.....................       15,013      11,642
     Current liabilities...................        4,455       3,193
     Noncurrent liabilities................        8,516       5,534


     As of December 31, 2000, the Company had accumulated $144 million in undistributed earnings of entities accounted for by the equity method of accounting.

14.  SE Finance (Discontinued Operations)

     Mirant has investments in leveraged leases through its leasing subsidiary SE-Finance. Mirant entered into leveraged leases in December of 1996, 1998 and 1999. Mirant's net investment in leveraged leases consists of the following at December 31, 2000 and 1999 (in millions):

                                                          2000     1999
                                                        -------  --------
      Net rentals receivable........................    $1,430   $ 1,339
      Unearned income...............................      (834)     (783)
                                                        ------   -------
      Investment in leveraged leases................       596       556
      Deferred taxes arising from leveraged leases..      (129)      (58)
                                                        ------   -------
      Net investment in leveraged leases............    $  467   $   498
                                                        ======   =======

    The following is a summary of the components of the income from leveraged leases for the years ending December 31, 2000, 1999 and 1998 (in millions):

                                             2000  1999   1998
                                             -----  ------------
           Pretax leveraged lease income...  $ 61   $  28  $  5
           Income tax expense..............    21      10     2
                                             ----   -----  ----
           Income from leveraged leases....  $ 40   $  18  $  3
                                             ====   =====  ====
     As part of its planned spin-off from Southern, Mirant agreed to contribute SE Finance to Southern (Note 10).

15.    Earnings Per Share

     Mirant calculates basic earnings per share by dividing the income available to common shareholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings per share for 2000, 1999 and 1998 (in millions, except per share data) after giving effect to the stock split that occurred prior to the offering of common stock during 2000 (Note 10). Diluted earnings per share for 2000 gives effect to the conversion of Mirant's value creation plan ("VCP") standard units into stock options and the grant of new stock options on September 27, 2000 (Note 6), as well as the assumed conversion of convertible trust preferred securities (Note
10) and the related interest expense addback to net income of $3.5 million. Mirant had no dilutive securities outstanding during 1999 or 1998. For comparability among periods, pro forma basic earnings per share is calculated as though the offering of common stock during 2000 had taken place during all periods presented. Pro forma diluted earnings per share includes the conversion of VCP standard units (which impacted net income by $6 million and $1 million in 2000 and 1999, respectively) and the issuance of convertible trust preferred securities (Note 10) as though potentially dilutive for all periods and is not presented for 1998 due to antidilution.

                                                      2000       1999    1998
                                                     ------     -----    -----
  Income from continuing operations                  $  332     $ 362     $(12)
  Discontinued operations                                27        10       12
                                                     ------     -----     ----
  Net income                                         $  359     $ 372     $  -
                                                     ======     =====     ====
Basic
Weighted average shares outstanding                  288.7      272.0     272.0
      Earnings per share from:
         Continuing operations                       $1.15      $1.33   $(0.04)
         Discontinued operations                      0.09       0.04     0.04
                                                     -----      -----   ------
         Net income                                  $1.24      $1.37   $    -
                                                     =====      =====   ======

Diluted
Weighted average shares outstanding                  288.7
Shares assumed due to conversion of stock options
  and equivalents                                      1.2
Shares assumed due to conversion of trust
  preferred securities                                 3.1
                                                     -----
Adjusted shares                                      293.0
                                                     =====
      Earnings per share from:
         Continuing operations                       $1.15
         Discontinued operations                      0.09
                                                     -----
         Net income                                  $1.24
                                                     =====

Pro Forma Basic (Unaudited)
Shares outstanding after initial public offering     338.7      338.7     338.7
     Earnings per share from:
        Continuing operations                        $0.98      $1.07   $(0.04)
        Discontinued operations                       0.08       0.03     0.04
                                                     -----      -----   ------
        Net income                                   $1.06      $1.10   $    -
                                                     =====      =====   ======

Pro Forma Diluted (Unaudited)
Shares outstanding after initial public offering 338.7 338.7 Shares assumed due to conversion of stock options
  and equivalents                                      1.9        0.8
Shares assumed due to conversion of trust
  preferred securities                                12.5       12.5
                                                     -----      -----
                                                     353.1      352.0
                                                     =====      =====
   Adjusted Shares Earnings per share from:
           Continuing operations                     $0.97      $1.03
           Discontinued operations                    0.08       0.03
                                                     -----      -----
           Net income                                $1.05      $1.06
                                                     =====      =====

16.  Segment Reporting

     Mirant's principal business segments consist of the geographic areas in which it conducts business -- Americas, Asia-Pacific, and Europe. The other reportable business segments are Mirant's financing segment ("SE-Finance") and its business development and general corporate activities segment ("Corporate"). Intersegment revenues are not material. Financial data for business segments, products and services, and geographic areas is as follows (in millions):


                                           Business Segments


                                                                    SE
                                 Americas   Europe  Asia-Pacific  Finance   Corporate  Consolidated
                                ---------  -------  ------------  -------   ---------  ------------
2000:
Operating revenues.............. $ 12,490  $   314    $     502    $    0    $     9    $  13,315
Depreciation and amortization...      115       69          130         0          3          317
Interest expense, net...........      152       97          101         0         78          428
Income taxes from operations....      113     (16)           19         0        (30)          86
Write-down of generating assets.       18        0            0         0          0           18
Net income from equity method
  subsidiaries..................       56       83           57                               196
Segment net income (loss).......      177       82          204        27       (131)         359
Total assets....................   16,796    1,362        4,500       613        865       24,136
Investments in equity method
  subsidiaries..................      163    1,228          338        61          0        1,790
Gross property additions........      449       90           55         0         22          616
Increase in goodwill............    1,523        0            0         0          0        1,523
1999:
Operating revenues..............      939      973          342         0         11        2,265
Depreciation and amortization...       73       90          104         0          3          270
Interest expense, net...........       80      115           53         0         81          329
Income taxes from operations....       58       92           28         0        (49)         129
Write-down of generating Assets.       29       31            0         0          0           60
Net income from equity method
  subsidiaries..................       18        9           83         0          0          110
Segment net income (loss).......       93      170          175        10        (76)         372
Total assets....................    4,071    3,810        4,430       722        830       13,863
Investments in equity method
  Subsidiaries..................      248      762         254         76          0        1,340
Gross property additions........      419      115         194          0         19          747
Increase in goodwill............       48        0           0          0          0           48
1998:
Operating revenues..............      261    1,273         273          0         12        1,819
Depreciation and amortization...       44       79          96          0          2          221
Interest expense, net...........       49      123          67          0         45          284
Income taxes from operations....     (113)      22         (12)         0        (20)        (123)
Write-down of generating assets.      308        0           0          0          0          308
Net income from equity method
  subsidiaries..................      27        64          44          0          0          135
Segment net income (loss).......    (180)      141          68         12        (41)           0
Total assets................       2,166     3,890       4,520        428      1,050       12,054
Investments in equity method
  subsidiaries..................     373       923         131         84          0        1,511
Gross property additions........     101       120         426          0          0          647
Increase in goodwill............     261         0           0          0          0          261


                              Products and Services
                            -------------------------
                       Generation   Distribution
                          and            And
                         Energy      Integrated
                       Marketing      Utility        Other      Total
                      -----------   ------------    --------   --------
                                    (Revenue in millions)
  2000...........       12,816            477         22       13,315
  1999...........        1,087          1,143         35        2,265
  1998...........          495          1,273         51        1,819

                                Geographic Areas
                            -------------------------
                                             International
                         United      The        United       All
                         States  Philippines    Kingdom     Other  Consolidated
                        -------  -----------  ------------  -----  ------------
                                        (Revenue in millions)
  2000.............     12,337       491           314        173      13,315
  1999.............        736       320           976        233       2,265
  1998.............         53       257         1,273        236       1,819

                                  International
                            ------------------------
                   United             The      United       All
                   States  China  Philippines  Kingdom     Other   Consolidated
                   ------  -----  -----------  -------     -----   ------------
                                 (Long-Lived Assets in millions)
  2000..........   8,726    488       1,901       479      2,940       14,534
  1999..........   3,989    534       1,966     2,449      3,254       12,192
  1998..........   2,156    368       1,834     2,463      3,427       10,248

17.  Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 2000 and 1999 is as follows:


                                                                      Per Common Share
                                                                ----------------------------
                     Operating     Operating   Consolidated                  Price Range
   Quarter Ended      Revenues      Income      Net Income   Earnings     High        Low
   --------------    ---------     ---------   ------------  -------      ----        ---
                            (in millions)
  2000:
     March.......      $  519       $   169      $  101      $ 0.37      $   -      $   -
     June........         640           141          93        0.34          -          -
     September...       4,198           217          98        0.36     31.875     28.000
     December....       7,958           137          67        0.23     31.750     20.560
  1999:
     March.......         522            77          80        0.29          -          -
     June........         503            97          69        0.26          -          -
     September...         686           129         156        0.57          -          -
     December....         554           141          67        0.25          -          -

18.  Subsequent Events

California Power Markets

     Department of Energy Order: On December 14, 2000, the Secretary of the Department of Energy ("DOE") ordered that certain suppliers of electricity provide electricity to the CAISO for delivery to California utility companies when the CAISO certified that there was inadequate electrical supply. Subsequent orders extended this requirement to February 7, 2001. The DOE orders expired at that time and have not been renewed. Mirant subsidiaries were called upon by the CAISO to provide power to the CAISO under the DOE orders.

     Proposed CAISO and PX Tariff Amendments: On January 4, 2001, the CAISO filed for approval of a tariff amendment whereby its credit rating requirements for certain electricity purchasers would be reduced. The action was taken in response to reports that Moody's and S&P were on the verge of reducing the credit ratings of Southern California Edison ("SCE") and PG&E to ratings that would not allow SCE and PG&E to purchase electricity from the CAISO unless they posted collateral for their purchases. In its filing, the CAISO announced its intention to implement the reduced credit requirements immediately in order to ensure the reliability of the California power grid. On January 5, 2001, the PX filed a similar request with respect to the PX's tariffs as the CAISO had requested on January 4. On February 14, 2001, the FERC ruled that the tariff amendment requested by the PX should be rejected because it had ceased to operate its day-ahead and day-of markets. With respect to the CAISO's request, the FERC allowed the CAISO to amend its tariff to remove the credit-worthiness requirements only with respect to the scheduling by a utility purchaser from the CAISO of power from generation owned by that purchaser. The FERC rejected the proposed amendment with respect to purchases by the CAISO from third-party suppliers. The application of this ruling by the FERC to the CAISO's purchases under its emergency dispatch authority is currently being disputed.

     Defaults by SCE and PG&E: On January 16 and 17, 2001, SCE's and PG&E's credit and debt ratings were lowered by Moody's and S&P to "junk" or "near junk" status. On January 16, 2001 SCE indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the PX and a $151 million payment due to a qualifying facility. On January 30, 2001, the PX suspended operation of its "day ahead" and "day of" markets. On February 1, 2001, PG&E indicated that it intended to default on payments of over $1 billion due to the PX and qualifying facilities.

     DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the California Department of Water Resources ("DWR") authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and PG&E. The CAISO and PX have not paid the full amounts owed to MAEM for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the PX or the CAISO for sales that were not arranged by the DWR.

     Mirant through its subsidiaries has approximately 3000 MW of generating capacity in California. This includes facilities which operate during periods of higher-than-average (intermediate load) and very high (peak) demand levels. Mirant's California subsidiaries generated an amount equivalent to about 4% of the total California energy consumption in 2000. The Company's combined receivables from the both the PX and the CAISO as of December 31, 2000 and as of late February 2001 (unaudited) were approximately $375 million and $385 million (unaudited), respectively, net of settlements due to the PX. There are other sources of collateral and revenues which could potentially provide additional offset to this net receivable. On a going-forward basis, Mirant does not expect a material portion of its income to be derived from receivables due from the PX and CAISO attributable to purchases on behalf of non-credit-worthy entities in California. In addition, Mirant has taken a provision which it believes adequately covered its exposure as of December 31, 2000 related to the increased credit and payment risks associated with the California power situation. The Company continues to monitor the situation in California and will re-evaluate the amount of the provision needed at the end of the first quarter of 2001.

     Attorney General and California Public Utilities Commission Investigations. The California Public Utilities Commission ("CPUC") and the California Attorney General's office have each launched investigations into the California energy markets that have resulted in the issuance of subpoenas to several Mirant entities. The CPUC issued one subpoena to Mirant entities in mid-August of 2000 and one in September of 2000. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December, 2000. The California Attorney General issued its subpoena to Mirant in February of 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Despite various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary, and trade secret information obtained by the CPUC and the Attorney General through this process. While Mirant will vigorously defend any claims of potential civil liability or criminal wrong-doing asserted against it or its subsidiaries, the results of such investigations cannot now be determined.

Transfer of SE Finance and Capital Funding to Southern: (Unaudited)

     On  March 5, 2001,   Mirant  transferred   SE Finance  and Capital  Funding
subsidiaries to Southern Company. See Note 10 and 14.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2001.

                               MIRANT CORPORATION


By: /s/Raymond D. Hill                         By: /s/James A. Ward
       Raymond D. Hill                             James A. Ward
       Executive Vice President, and               Senior Vice President,
       Chief Financial Officer                     and Controller
       (Principle Financial Officer)              (Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below on March 21, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

             Signatures                              Title

         /s/A. W. Dahlberg          Chairman of the Board
         -----------------
         A. W. Dahlberg

         /s/S. Marce Fuller         President, Chief Executive Officer
         ------------------
         S. Marce Fuller            And Director (Principle Executive Officer)

         /s/A. D. Correll           Director
         ----------------
         A. D. Correll

         /s/H. Allen Franklin       Director
         --------------------
         H. Allen Franklin

         /s/Elmer B. Harris         Director
         ------------------
         Elmer B. Harris

         /s/William M. Hjerpe       Director
         --------------------
         William M. Hjerpe

         /s/David J. Lesar          Director
         -----------------
         David J. Lesar

         /s/W. L. Westbrook         Director
         ------------------
         W. L. Westbrook

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Mirant Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Mirant Corporation included in this Annual Report on Form 10-K and have issued our report thereon dated February 28, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 28, 2001




                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                        (Stated in Thousands of Dollars)

                                                                    Additions
                                   Balance at Beginning   Charged to   Charged to Other                  Balance at End
           Description                   of Period          Income         Accounts        Deductions       of Period
           --------------------    --------------------   ----------   ----------------   -----------    ---------------
           Provision for
             Uncollectible
             accounts (current)
             2000..............          $ 43,586          $ 54,145        $     747     $  4,782(Note1)    $  93,696
             1999..............           101,243            19,566          (11,805)      65,418(Note1)       43,586
             1998..............            67,443            33,082            6,153        5,435(Note1)      101,243
           Provision for
             Uncollectible
             Accounts (long-term)
             2000..............          $ 60,543          $ 29,398        $ (40,797)    $      0           $  49,144
             1999..............            40,000            30,543          (10,000)           0              60,543
             1998..............                 0            40,000                0            0              40,000


Note 1: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.