Form 10-Q
period 2001-03-31
MIRANT CORP
filed 2001-05-10
CIK 1010775

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                               Mirant Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                       001-16107              58-2056305
------------------------------  --------------------------  -------------------
(State or other Jurisdiction of   (Commission File Number)  (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 1155 Perimeter Center West, Suite 100, Atlanta, Georgia             30338
---------------------------------------------------------      ----------------
       (Address of Principal Executive Offices)                   (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                                   __________

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at April 30, 2001, was 339,483,434.

                               Mirant Corporation

                                      INDEX

                                 March 31, 2001

                                                                         Page
                                                                        Number
DEFINITIONS                                                                3
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                 4

                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Consolidated Statements of Income                                 5
         Consolidated Balance Sheets                                       6
         Consolidated Statements of Stockholders' Equity                   8
         Consolidated Statements of Cash Flows                             9
         Notes to the Consolidated Financial Statements                   10
Item 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                          28
Item 3. Quantitative and Qualitative Disclosures about Market Risk        35

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                 37
Item 2. Changes in Securities and Use of Proceeds                   Inapplicable
Item 3. Defaults Upon Senior Securities                             Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders         Inapplicable
Item 5. Other Information                                                 39
Item 6. Exhibits and Reports on Form 8-K                                  40
        Signatures                                                        41

                                  DEFINITIONS

TERM                               MEANING
-----                              -------
Bewag                              Bewag AG
BP Amoco                           BP Amoco, plc
CAISO                              California Independent System Operator
Capital Funding                    Southern Company Capital Funding, Inc.
CEMIG                              Companhia Energetica de Minas Gerais
Clean Air Act                      Clean Air Act Amendments of 1990
CPUC                               California Public Utilities Commission
CSFB                               Credit Suisse First Boston
Energy Act                         Energy Policy Act of 1992
EPA                                U. S. Environmental Protection Agency
FASB                               Financial Accounting Standards Board
FERC                               Federal Energy Regulatory Commission
Hyder                              Hyder Limited
RMR                                Reliability-Must-Run
SEC                                Securities and Exchange Commission
Mirant Americas Energy Marketing   Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation         Mirant Americas Generation, Inc.
Mirant or the Company              Mirant Corporation and its subsidiaries
Mirant California                  Mirant California, LLC
Mirant Delta                       Mirant Delta, LLC
Mirant Potrero                     Mirant Potrero, LLC
PEPCO                              Potomac Electric Power Company
PX                                 California Power Exchange Corporation
SE Finance                         SE Finance Capital Corporation
SFAS                               Statement of Financial Accounting Standards
Southern                           Southern Company
WPD                                Western Power Distribution
WPD Holdings                       WPD Holdings UK
WPDL                               WPD Limited

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this Form 10-Q includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, Mirant's future financial performance or projected business results. In some cases, forward-looking statements by terminology may be identified by statements such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (i) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (ii) the extent and timing of the entry of additional competition in the markets of Mirant's subsidiaries and affiliates; (iii) Mirant's pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (iv) state, federal and other rate regulations in the United States and in foreign countries in which Mirant's subsidiaries and affiliates operate; (v) changes in or application of environmental and other laws and regulations to which Mirant and its subsidiaries and affiliates are subject; (vi) political, legal and economic conditions and developments in the United States and in foreign countries in which Mirant's subsidiaries and affiliates operate; (vii) financial market conditions and the results of
Mirant's financing efforts; changes in market conditions, commodity prices and interest rates; weather and other natural phenomena; (viii) performance of Mirant's projects undertaken and the success of efforts to invest in and develop new opportunities; (ix) unanticipated developments in the California power markets, including, but not limited to, unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on receivables due, adverse results in current or future litigation and adverse changes in the tariffs of the California Power Exchange Corporation or California Independent System Operator Corporation, and (x) other factors, discussed elsewhere herein and in other reports (including Mirant's Form 10-K filed April 23, 2001 and Form S-1 filed September 27, 2000) filed from time to time by Mirant with the SEC.

     Although Mirant believes that the expectations reflected in the forward-looking statements are reasonable, Mirant cannot guarantee future results, events, levels of activity, performance or achievements. Mirant does not undertake a duty to update any of the forward-looking statements.



                       MIRANT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      For the Three Months
                                                        Ended March 31,
                                                       2001          2000
                                                   ------------- -------------
                                                      (in millions, except
                                                          per share data)

Operating Revenues:                                     $ 8,182       $ 519
                                                   ------------- -----------

Operating Expenses:
Cost of fuel, electricity and other products              7,381         155
Maintenance                                                  28          30
Depreciation and amortization                                88          83
Selling, general and administrative                         325          30
Other                                                        81          52
                                                   ------------- -----------
Total operating expenses                                  7,903         350
                                                   ------------- -----------
Operating Income                                            279         169
                                                   ------------- -----------
Other Income (Expense):
Interest income                                              50          38
Interest expense                                           (143)       (146)
Equity in income of affiliates                               79          27
Other, net                                                   16           6
                                                   ------------- -----------
Total other income (expense)                                  2         (75)
                                                   ------------- -----------
Income From Continuing Operations Before
  Income Taxes and Minority Interest                        281          94
Provision (Benefit) for Income Taxes                         92         (31)
Minority Interest                                            14          30
                                                   ------------- -----------
Income From Continuing Operations                           175          95
                                                   ------------- -----------
Income from Discontinued Operations, Net
  of Tax Benefit of $3 and $20 for 2001
  and 2000, respectively                                      5           6
                                                   ------------- -----------
Net Income                                               $  180      $  101
                                                   ============= ===========

Earnings Per Share:
Basic (Pro forma for 2000):
From continuing operations                               $ 0.52      $ 0.28
From discontinued operations                               0.01        0.02
                                                   ------------- -----------
Net income                                               $ 0.53      $ 0.30
                                                   ============= ===========

Diluted (Pro forma for 2000):
From continuing operations                               $ 0.51      $ 0.27
From discontinued operations                               0.01        0.02
                                                   ------------- -----------
Net income                                               $ 0.52      $ 0.29
                                                   ============= ===========




The accompanying notes are an integral part of these consolidated statements.


                       MIRANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       At March 31,
                                                                           2001             At December 31,
ASSETS:                                                                 (Unaudited)               2000
                                                                   -------------------  ---------------------
                                                                                (in millions)
Current Assets:
Cash and cash equivalents                                                 $ 1,377                $ 1,280
Receivables:
  Customer accounts, less provision for uncollectibles
    of $164 and $72 for 2001 and 2000, respectively                         2,455                  3,399
  Other, less provision for uncollectibles
    of $11 and $22 for 2001 and 2000, respectively                            919                    629
  Notes receivable                                                            420                    365
Assets from risk management activities (Note E)                             2,915                  2,678
Derivative hedging instruments (Notes A, B and E)                             315                      -
Deferred income taxes                                                         566                    275
Other                                                                         495                    526
                                                                   -------------------  ---------------------
  Total current assets                                                      9,462                  9,152
                                                                   -------------------  ---------------------

Property, Plant and Equipment:
Property, plant and equipment                                               3,992                  3,648
Less accumulated provision for depreciation                                  (271)                  (228)
                                                                   ------------------  ---------------------
                                                                            3,721                  3,420
Leasehold interest, net of accumulated amortization
  of $236 and $216 for 2001 and 2000, respectively                          1,827                  1,843
Construction work in progress                                                 661                    418
                                                                   -------------------  ---------------------
  Total property, plant and equipment, net                                  6,209                  5,681
                                                                   -------------------  ---------------------

Noncurrent Assets:
Investments (Note F)                                                        1,746                  1,797
Notes and other receivables, less provision for uncollectibles
  of $47 and $49 for 2001 and 2000, respectively                              139                    213
Notes receivables from related party                                            -                    979
Assets from risk management activities (Note E)                             1,021                  1,230
Goodwill, net of accumulated amortization
  of $207 and $184 for 2001 and 2000, respectively                          3,282                  3,292
Other intangible assets, net of accumulated amortization
  of $44 and $34 for 2001 and 2000, respectively                              720                    738
Investment in leveraged leases                                                  -                    596
Derivative hedging instruments (Notes A, B and E)                             147                      -
Deferred income taxes                                                         432                    334
Miscellaneous deferred charges                                                113                    124
                                                                   -------------------  ---------------------
  Total noncurrent assets                                                   7,600                  9,303
                                                                   -------------------  ---------------------
  Total assets                                                           $ 23,271               $ 24,136
                                                                   ===================  =====================



                         The accompanying notes are an integral part of these consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               At March 31,
                                                                                   2001             At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                          (Unaudited)               2000
                                                                            -------------------  ---------------------
                                                                                          (in millions)
Current Liabilities:
Short-term debt                                                                    $ 2,292                $ 1,289
Current portion of long-term debt                                                    1,013                    201
Accounts payable                                                                     3,249                  4,240
Taxes accrued                                                                          342                    216
Liabilities from risk management activities (Note E)                                 2,758                  2,899
Obligations under energy delivery commitments                                          688                    790
Derivative hedging instruments (Notes A, B and E)                                      867                      -
Other                                                                                   95                    140
                                                                            -------------------  ---------------------
  Total current liabilities                                                         11,304                  9,775
                                                                            -------------------  ---------------------

Noncurrent Liabilities:
Subsidiary obligated mandatorily redeemable preferred securities (Note G)                -                    950
Notes payable                                                                        3,978                  5,206
Other long-term debt                                                                   456                    390
Liabilities from risk management activities (Note E)                                   793                    906
Deferred income taxes                                                                   82                     53
Obligations under energy delivery commitments                                        1,585                  1,514
Derivative hedging instruments (Notes A, B and E)                                      179                      -
Miscellaneous deferred credits                                                         319                    307
                                                                            -------------------  ---------------------
  Total noncurrent liabilities                                                       7,392                  9,326
                                                                            -------------------  ---------------------

Preferred Stock held by Southern Company                                                 -                    242
Minority Interest in Subsidiary Companies                                              298                    312
Company Obligated Mandatorily Redeemable Securities of a
  Subsidiary Holding Solely Parent Company Debentures                                  345                    345
Commitments and Contingent Matters (Notes H and J)
Stockholders' Equity:
Common stock, $.01 par value, per share
Authorized -- 2,000,000,000 shares
Issued   -- March 31, 2001: 338,724,679 shares;
         -- December 31, 2000: 338,701,000 shares                                        3                      3
Additional paid-in capital                                                           4,096                  4,084
Accumulated other comprehensive income (loss)                                         (508)                  (117)
Retained earnings                                                                      341                    166
                                                                            -------------------  ---------------------
  Total stockholders' equity                                                         3,932                  4,136
                                                                            -------------------  ---------------------

  Total liabilities and stockholders' equity                                      $ 23,271               $ 24,136
                                                                            ===================  =====================



                         The accompanying notes are an integral part of these consolidated statements.


                       MIRANT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                               Accumulated
                                                              Additional                          Other
                                                 Common         Paid-In        Retained        Comprehensive       Comprehensive
                                                 Stock          Capital        Earnings       Income (Loss)        Income (Loss)
                                             --------------- -------------- --------------- -------------------  -------------------
                                                                     (in millions)
Balance, December 31, 2000                     $   3          $  4,084         $  166            $  (117)               -
   Net income                                      -                -             180                  -            $  180
   Other comprehensive loss                        -                -              -                (391)             (391)
                                                                                                                 -------------------
   Comprehensive loss                              -                -              -                   -            $ (211)
                                                                                                                 ===================
   Dividends and return of capital                 -                -              (5)                 -
   Capital contributions                           -                12             -                   -
                                             --------------- -------------- --------------- -------------------
Balance, March 31, 2001                        $   3          $  4,096         $  341            $  (508)
                                             =============== ============== =============== ===================



                            The accompanying notes are an integral part of these consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                                      2001              2000
                                                                                ----------------- -----------------
                                                                                            (in millions)
Cash Flows from Operating Activities:
Net income                                                                         $    180             $   101
                                                                                ----------------- -----------------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Equity in income of affiliates                                                        (76)                (21)
  Depreciation and amortization                                                          92                  85
  Write-down of assets                                                                    3                   4
  Deferred income taxes                                                                  86                  36
  Minority interest                                                                      14                  30
  Other, net                                                                             16                 (13)
  Changes in certain assets and liabilities, excluding effects from acquisitions:
    Receivables, net                                                                    778                 (80)
    Risk management activities, net                                                    (273)                  -
    Obligations under energy delivery commitments                                       (32)                  -
    Other current assets                                                                 68                   5
    Accounts payable                                                                 (1,028)                (42)
    Taxes accrued                                                                       137                   3
    Other current liabilities                                                           (31)                (79)
    Other                                                                               (61)                (42)
                                                                                ----------------- -----------------
      Total adjustments                                                                (307)               (114)
                                                                                ----------------- -----------------
      Net cash used in operating activities                                            (127)                (13)
                                                                                ----------------- -----------------
Cash Flows from Investing Activities:
Capital expenditures                                                                   (260)                (89)
Cash paid for acquisitions                                                             (201)                  -
Issuance of notes receivable                                                            (62)                 (4)
Repayments on notes receivable                                                           52                  88
Disposal of Southern Company affiliates (Note G)                                        (77)                  -
Property insurance proceeds                                                               -                  14
Dividends received from equity investments                                               16                   5
Other                                                                                     -                  (1)
                                                                                ----------------- -----------------
      Net cash provided by (used in) investing activities                              (532)                 13
                                                                                ----------------- -----------------
Cash Flows from Financing Activities:
Payment of dividends to Southern Company                                                  -                  (5)
Payment of dividends to minority interests                                               (1)                  -
Proceeds from issuance of short-term debt, net                                          884                  23
Proceeds from issuance of long-term debt                                                 75                  95
Repayment of long-term debt                                                            (220)                (36)
                                                                                ----------------- -----------------
      Net cash provided by financing activities                                         738                  77
                                                                                ----------------- -----------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                             18                   -
                                                                                ----------------- -----------------
Net Increase in Cash and Cash Equivalents                                                97                  77
Cash and Cash Equivalents, beginning of period                                        1,280                 323
                                                                                ----------------- -----------------
Cash and Cash Equivalents, end of period                                           $  1,377             $   400
                                                                                ================= =================
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                                 $    201             $   204
Cash paid for income taxes                                                         $     48             $     2
Business Acquisitions:
Fair value of assets acquired                                                      $    552             $     -
Less cash paid                                                                          201                   -
                                                                                ----------------- -----------------
      Liabilities assumed                                                          $    351             $     -
                                                                                ================= =================


                         The accompanying notes are an integral part of these consolidated statements.

                               MIRANT CORPORATION
        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

     Basis of Accounting. These interim financial statements should be read in conjunction with the Company's audited 2000 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K for the year ended December 31, 2000. Management believes that the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the entire year.

     Accounting Change. Effective January 1, 2001, Mirant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at March 31, 2001.

     The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to OCI of $310 million, and is mostly attributable to deferred losses on cash flow hedges. During the twelve month period ending December 31, 2001, the Company expects to reclassify $105 million of the $310 million, after-tax loss from OCI into earnings. The derivative gains and losses reclassified to earnings are expected to be offset by realized gains and losses arising from the settlement of the underlying physical transaction being hedged.

     Concentration of Revenues. For the three months ended March 31, 2001, revenues earned from Enron Corporation through the energy marketing and risk management operation approximated 14% of the Company's total revenues. For the three months ended March 31, 2000, revenues earned under the Company's long-term power sales agreements with the Philippines' National Power Corporation approximated 24% of the Company's total revenues.

B.       Comprehensive Income (Loss)

     Comprehensive income includes unrealized gains and losses on certain derivatives which qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The following table sets forth the comprehensive loss for the three months ended March 31, 2001 (in millions):

                    Net income                                      $   180
                    Other comprehensive loss                           (391)
                                                                    -------
                     Comprehensive loss                             $  (211)
                                                                    =======

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Accumulated other comprehensive loss for the three months ended March 31, 2001 consisted of the following (in millions):

        Balance, December 31, 2000                                    $ (117)

        Other comprehensive loss for the period:
          Transitional adjustment from adoption of SFAS No. 133         (310)
          Change in fair value of derivative instruments, net of tax    (129)
          Reclassification to earnings, net of tax                        75
          Cumulative translation adjustment, net of tax                  (32)
          Share of affiliates OCI, net of tax                              5
                                                                      ------
        Other comprehensive loss                                        (391)
                                                                      -------
        Balance, March 31, 2001                                       $ (508)
                                                                      =======

     The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to OCI of $310 million, and is mostly attributable to deferred losses on cash flow hedges used for commodity price management.

     Mirant estimates that $274 million of net derivative after-tax losses included in OCI as of March 31, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts, foreign denominated contracts and interest payments become realized. Included in this net $274 million amount is $280 million of derivative after-tax losses related to physical forward power sales and purchases that the Company has entered into in order to hedge its North American generation. The fair value of these contracts represents the difference between the prices at which the Company has contracted to sell electricity and the forward market prices as of March 31, 2001. Because the Company expects to generate the physical power to satisfy these commodity contracts, it will not be required to purchase power at market prices to meet its power sales commitment. Thus, the amounts currently included in OCI related to these contracts represent the "opportunity cost" of hedging its generation and these amounts are not expected to ultimately result in realized losses.

     Mirant anticipates that SFAS No. 133 will increase the volatility of other comprehensive income as derivative instruments are valued based on market prices. Therefore, as market prices change, the change in fair value of the derivatives will change. For additional information on the adoption of SFAS No. 133, see Notes A and E.

C.       Earnings Per Share

     Mirant calculates basic earnings per share by dividing the income available to common stockholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings per share for the three months ended March 31, 2001 and 2000 (in millions, except per share data) after giving effect to the stock split that occurred prior to the offering of common stock during 2000. Diluted earnings per share for 2001 gives effect to stock options, as well as the assumed conversion of convertible trust preferred securities and related interest expense addback to net income of approximately $4 million. The Company had no potentially dilutive securities outstanding during the first quarter of 2000.

     Pro forma earnings per share for the three months ended March 31, 2000 below gives effect to the Company's public offering of shares as though it had occurred for all periods, as well as the conversion of the Company's standard value creation plan ("VCP") units, the grant of new stock options and issuance of convertible trust preferred securities as though potentially dilutive for all

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

periods. Net income has been increased by less than $1 million to take into account the stock appreciation right ("SAR") conversion for the three month period ended March 31, 2000.


                                                             Pro Forma For
                                     For the Three Months   the Three Months
                                        Ended March 31,      Ended March 31,
                                        2001        2000         2000
                                        ----        ----         ----
Income from continuing operations     $    175    $    95       $     95
Discontinued operations                      5          6              6
                                      --------    -------       --------
Net income                            $    180    $   101       $    101
                                      ========    =======       ========

Basic
Weighted average shares outstanding      338.7      272.0          338.7
     Earnings per share from:
       Continuing operations          $   0.52    $  0.35       $   0.28
       Discontinued operations            0.01       0.02           0.02
                                      --------    -------       --------
       Net income                     $   0.53    $  0.37       $   0.30
                                      ========    =======       ========

Diluted
Weighted average shares outstanding      338.7      272.0          338.7
Shares assumed due to conversion of
  stock options and equivalents            2.9          -            1.0
Shares assumed due to conversion of
  trust preferred securities              12.5          -           12.5
                                         -----      -----          -----
Adjusted shares                          354.1      272.0          352.2
                                         =====      =====          =====

     Earnings per share from:
       Continuing operations          $   0.51    $  0.35       $   0.27
       Discontinued operations            0.01       0.02           0.02
                                      --------    -------       --------
       Net income                     $   0.52    $  0.37       $   0.29
                                      ========    =======       ========


D.       Debt

     As of March 31, 2001, sources of liquidity included the April 1999 $450 million Citibank credit facility C, the June 2000 $1.0 billion Bank of America credit facility, the August 2000 $100 million Wachovia letter of credit facility and the September 2000 $650 million CSFB credit facility. The Company repaid $200 million under the original $650 million facility, reducing its availability to $450 million. The $350 million Citibank credit facility B expired on March 30, 2001. Mirant's existing facilities and cash position, along with existing credit facilities at its subsidiaries and others currently being arranged to finance construction costs and fund working capital , are expected to provide sufficient liquidity for new investments, working capital and capital expenditures, including letters of credit, through 2001. As of March 31, 2001, Mirant borrowed $363 million under the September $650 million CSFB credit facility and $718 million under the June 2000 Bank of America credit facility. Mirant also issued letters of credit totaling $407 million and $97 million under the April 1999 $450 million Citibank credit facility and the August 2000 $100 million Wachovia letter of credit facility, respectively.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     In February 2001, Mirant Americas Energy Marketing amended its existing line-of-credit facility to reduce its borrowing capacity by $30 million to $150 million. The facility bears interest based on the London Interbank Offering Rate plus a variable spread based on Mirant Americas Energy Marketing's credit rating at the date of the borrowing, payable monthly. The Company had $125 million in outstanding borrowings under this line-of-credit facility at a weighted average interest rate of 5.55% at March 31, 2001.

     On February 9, 2001, Mirant Trinidad Investments issued $73 million of senior notes due 2006. The proceeds were used to repay an intercompany note for $71 million owed to Mirant.

E.       Financial Instruments

Risk Management Activities

     Mirant provides risk management services associated with the energy industry to its customers in the North American and European markets. These services are provided through a variety of exchange-traded energy contracts, forward contracts, futures contracts, option contracts and financial swap agreements.

     These contractual commitments are presented as risk management assets and liabilities in the accompanying consolidated balance sheet and are accounted for using the mark-to-market method of accounting. Accordingly, they are reflected at fair value in the accompanying consolidated balance sheet.

     The marketing operations engage in risk management activities. All such transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments utilized in connection with these activities are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments, including derivatives used for these purposes, are recorded at fair value. The determination of fair value considers various factors, including closing exchange or over-the-counter ("OTC") market price quotations, time value and volatility factors underlying options and contractual commitments.

     The volumetric weighted average maturities at March 31, 2001 were 3.9 years and 2.4 years for the North American portfolio and European portfolio, respectively. The net notional amount of the risk management assets and liabilities at March 31, 2001 was approximately 6.8 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

     The volumetric weighted average maturities at March 31, 2001 were 3.9 years and 2.4 years for the North American portfolio and European portfolio, respectively. The net notional amount of the risk management assets and liabilities at March 31, 2001 was approximately 6.8 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     In addition, certain financial instruments used by the Company to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No.
133. Therefore, the fair values of these instruments are included in risk management assets and risk management liabilities. The fair values of the North American and European risk management assets and liabilities recorded in the consolidated balance sheet as of March 31, 2001 are included in the following table (in millions):

                                                        Risk Management
                                                    Assets          Liabilities
                                                   -------          -----------
                 Energy commodity instruments:
                 Electricity                       $1,789              $1,704
                 Natural gas                        1,953               1,661
                 Crude oil                             83                  83
                 Other                                111                 103
                   Total                           $3,936              $3,551


Derivative Hedging Instruments

     Mirant uses derivative instruments to manage exposures arising from changes in interest rates, commodity prices and foreign currency exchange. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended March 31, 2001, $133 million of pre-tax derivative losses was reclassified to operating income, $1 million of pre-tax derivative losses was reclassified to interest expense, and $8 million of pre-tax derivative gains was reclassified to other income, net. The derivative gains and losses reclassified to earnings were offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

Interest Rate Hedging

     Mirant's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instrument.

Commodity Price Management

     Mirant enters into commodity financial instruments in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures and swaps. Where these derivatives are designated as cash flow hedges, the gains and losses are recognized in earnings in the same period as the settlement of the underlying physical transaction.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     At March 31, 2001, Mirant had a net derivative hedging liability of approximately $475 million related to these financial instruments. The fair value of its non-trading commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At March 31, 2001, Mirant had contracts that related to periods through 2003. The net notional amount of the commodity price management assets and liabilities at March 31, 2001 was 1 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

Foreign Currency Hedging

     Cross currency swaps and currency forwards are used by Mirant to hedge its net investments in certain foreign subsidiaries. Gains or losses on these derivatives designated as hedges of net investments are offset against the translation effects reflected in OCI, net of tax.

     Mirant also utilizes currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. In addition, Mirant also utilizes cross currency swaps that offset the effect of exchange rate fluctuations on foreign currency denominated debt and fixes the interest rate exposure. Certain other assets are exposed to foreign currency risk. Mirant designates currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. All of these hedging strategies qualify as cash flow hedges, where gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings to the same revenue or expense category as the hedged transaction.

F.       Investments in Affiliates

     The following table sets forth certain summarized income statement information of the Company's investments in 50% or less-owned investments accounted for under the equity method for the three months ended March 31, 2001 and 2000 (in millions):

                                                  Three Months Ended
                                                      March 31,
                                                   2001        2000
                                                   ----        ----
      Revenues                                   $ 1,595     $ 1,201
      Operating income                               441         478
      Net income from continuing operations          296         186

G.       Business Developments

Transfer of SE Finance and Capital Funding: In connection with Mirant's separation from Southern, Mirant transferred two of its subsidiaries, SE Finance and Capital Funding, to Southern and redeemed Southern's share of Mirant series B preferred stock on March 5, 2001. As a result of the transfer, Southern has assumed responsibility for all obligations of SE Finance and Capital Funding.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Acquisition of Jamaica Public Service Company Limited: On March 30, 2001, the Company, through its wholly owned subsidiaries, acquired 80% of the outstanding shares of Jamaica Public Service Company of Jamaica ("JPSCo") for $201 million. JPSCo, which was formerly owned and operated by the state, is a fully integrated electric utility on the island of Jamaica. JPSCo was 99% owned by the government of Jamaica prior to the acquisition. JPSCo operates under a 20-year All-Island Electric License and is under the direction of the Ministry of Mining and Energy and is subject to monitoring and rate regulation by the Office of Utilities Regulation.

H.       Commitments and Contingent Matters

Litigation and Other Contingencies

California:

Reliability-Must-Run Agreements: Mirant subsidiaries acquired generation assets from Pacific Gas & Electric ("PG&E") in April 1999, subject to reliability-must-run agreements. These agreements allow the CAISO, under certain conditions, to require certain Mirant subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant assumed these agreements from PG&E prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant by the CAISO under the reliability-must-run agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant for the period from June 1, 1999 through December 31, 2001. On June 7, 2000, the administrative law judge presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant appealed the administrative law judge's decision to the FERC. The outcome of this appeal cannot be determined. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals.

     If Mirant is unsuccessful in its appeal of the administrative law judge's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of March 31, 2001 would have been approximately $156 million, however, there would have been no effect on net income for 2001. This amount does not include interest that may be payable in the event of a refund. If Mirant is unsuccessful in its appeal, it plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the administrative law judge's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant cannot provide assurance that it will be successful.

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

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

Defaults by SCE and PG&E: On January 16 and 17, 2001, SCE's and PG&E's credit and debt ratings were lowered by Moody's and S&P to "junk" or "near junk" status. On January 16, 2001, SCE indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the PX and a $151 million payment due to a qualifying facility. On January 30, 2001, the PX suspended operation of its "day ahead" and "day of" markets. On February 1, 2001, PG&E indicated that it intended to default on payments of over $1 billion due to the PX and qualifying facilities.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the California Department of Water Resources ("DWR") authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and PG&E. The CAISO and PX have not paid the full amounts owed to Mirant subsidiaries for power delivered to the CAISO and PX in prior months and the CAISO is expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and PG&E for deliveries to their customers. Mirant bears the risk of nonpayment by the CAISO, the PX and the DWR for their power purchased by the CAISO, the PX or the DWR.

CAISO and PX Price Caps: Beginning in May 2000, wholesale energy prices in the California markets increased to levels well above 1999 levels. In response, on June 28, 2000, the CAISO Board of Governors reduced the price cap applicable to the CAISO's wholesale energy and ancillary services markets from $750/Mwh to $500/Mwh. The CAISO subsequently reduced the price cap to $250/Mwh on August 1, 2000. During this period, however, the PX maintained a separate price cap set at a much higher level applicable to the "day-ahead" and "day-of" markets administered by the PX. On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric Company ("SDG&E") that sought to extend the CAISO's $250 price cap to all California energy and ancillary service markets, not just the markets administered by the CAISO. However, in its order denying the relief sought by SDG&E, the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation.

     On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh to be applied to both the PX and CAISO markets, which would allow bids above $150/MWh to be accepted, but will subject such bids to certain reporting obligations requiring sellers to provide cost

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (b) elimination of the requirement that the California utilities sell into and buy from the PX, (c) establishment of independent non-stakeholder governing boards for the CAISO and the PX, and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. In the November 1 Order, the FERC established October 2, 2000, the date 60 days after the filing of the SDG&E complaint, as the "refund effective date". Under the November 1 Order rates charged for service after that date through December 31, 2002 will remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period.

     On December 15, 2000, the FERC issued a subsequent order that affirmed in large measure the November 1 Order (the "December 15 Order"). The December 15 Order also required generators to provide weekly reports of sales above the "soft" price cap of $150/MWh. Various parties filed requests for administrative rehearing and for judicial review of aspects of the FERC's December 15 Order.

     On March 9, March 16 and April 16, the FERC ordered that certain transactions into the CAISO and PX markets have not been shown to be just and reasonable. The order determined that potential refunds would be appropriate for certain transactions in these markets during a CAISO-declared Stage 3 Emergency at a price above a "proxy market price" determined by FERC for the months of January, February and March, absent additional price or cost justification by jurisdictional sellers. These sellers, including Mirant California, Mirant Delta, and Mirant Potrero, were required to determine whether to provide refunds of changes above the proxy market price or to provide justification of such charges to the FERC. The order further explained that FERC will determine an approximate proxy market price at the end of each month through April 2001, with the price to be announced no later than fifteen days after the end of each month. Various parties have requested an administrative rehearing of the FERC March 9 order. Mirant cannot predict whether the FERC will grant a rehearing.

     The FERC has issued proxy market price orders for the months of January, February and March 2001. The potential refund exposure for Mirant for those months was approximately $3 million.

Attorney  General,   California  Public  Utilities  Commission  and  Legislative
Investigations: The California Public Utilities Commission ("CPUC") and the California Attorney General's office have each launched investigations into the California energy markets that have resulted in the issuance of subpoenas to several Mirant entities. The CPUC issued one subpoena to Mirant entities in mid-August 2000 and one in September 2000. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Despite various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary, and trade secret information obtained by the CPUC and the Attorney General through this process.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     On March 14, 2001, the California Senate announced the formation of a committee to investigate alleged manipulation in the state electricity and natural gas markets. Mirant has received document requests in this investigation and has been asked to make a presentation to the committee.

     While Mirant will vigorously defend against any claims of potential civil liability or criminal wrongdoing asserted against it or its subsidiaries, the results of such investigations cannot now be determined.

California Rate Payer Litigation: Five lawsuits have been filed in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta, Mirant Potrero, and Southern, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Three of the suits seek class action status and one of the other suits was brought by public officials on behalf of the people of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern as a defendant, it appears that the allegations, as they may relate to Southern and its subsidiaries, are directed to activities of subsidiaries of Mirant. One such suit names Mirant itself as a defendant. Southern has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs the separation of Mirant from Southern, and Mirant has undertaken the defense of all of the claims. The final outcome of the lawsuits cannot now be determined.

CAISO Claim for Excessive Charges: The CAISO has asserted in a March 22, 2001 filing at FERC that sellers in the California wholesale electricity market have, as a group, charged amounts in the period from May 2000 through February 2001 that exceeded just and reasonable charges by an amount in excess of $6 billion. The CAISO has also asserted that during that period generators in California bid prices into the CAISO real time markets that exceeded just and reasonable amounts by approximately $505 million in the aggregate, of which a single generator (subsequently identified in a news report as Mirant) was alleged by the CAISO to have overcharged by approximately $97 million. Mirant cannot predict the outcome of this proceeding at this time.

Proposed Windfall Profits Tax: Proposals for a windfall profits tax have been introduced in the California Assembly and Senate and have been approved by the Revenue and Taxation Committee of the state Senate. Mirant cannot predict the outcome of this proposal at this time. Enactment of a windfall profit bill could cause Mirant to reevaluate its business case in California.

PX Bankruptcy: On March 8, 2001, the PX filed for bankruptcy. It is uncertain as to what impact, if any, the PX's bankruptcy will have on the receivables owed to Mirant.

     As of March 31, 2001, the total amount owed to Mirant by the CAISO and the PX was $392 million. In the first quarter of 2001, the Company provided for $245 million in relation to uncertainties in the California power market. The total amount of provisions made during 2000 and 2001 in relation to these uncertainties was $295 million.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Mobile Energy Services Company, L.L.C. ("Mobile Energy"):

     Mobile Energy is the owner of a facility that generates electricity, produces steam and in the past processed black liquor as part of a pulp and paper complex in Mobile, Alabama. On January 14, 1999, Mobile Energy and Mobile Energy Services Holdings, Inc., which guaranteed debt obligations of Mobile Energy, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Alabama, seeking protection under Chapter 11 of the United States Bankruptcy Code. Southern has guaranteed certain potential environmental and certain other obligations of Mobile Energy that represent a maximum contingent liability of $19 million as of March 31, 2001. A major portion of the maximum contingent liability escalates at the rate equal to the producer price index. As part of its separation from Southern, Mirant has agreed to indemnify Southern for any obligations incurred under such guarantees.

     An amended plan of reorganization was filed by Mobile Energy and Mobile Energy Services Holdings on February 21, 2001 and updated on April 25, 2001. This amended plan proposes to cancel the existing taxable and tax-exempt bond debt of Mobile Energy and transfer ownership of Mobile Energy and Mobile Energy Services Holdings to the holders of that debt. Approval of that proposed plan of reorganization would result in a termination of Southern's direct and indirect ownership interests in both entities, but would not affect Southern's continuing guarantee obligations that are described above. The final outcome of this matter cannot now be determined.

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

Bewag:

     On August 10, 2000, E.on Energie announced that it had reached an agreement with Hamburgische Electricitaets-Werke AG ("HEW") to sell E.on Energie's 49% share of Bewag effective January 1, 2001. Mirant, through its subsidiaries, had previously made an offer to purchase E.on Energie's 49% interest in Bewag. On August 14, 2000, at the request of the City of Berlin, the Berlin district court issued a temporary injunction preventing E.on Energie from selling part of its stake in Bewag, as it had not obtained the approval of the City of Berlin. This temporary injunction was extended by the Berlin high court on August 16, 2000.
On August 15, 2000, the Berlin high court issued a separate preliminary injunction, at Mirant's request, to prevent the sale of E.on Energie's shares in Bewag to HEW. This injunction was upheld on December 4, 2000. The matter was submitted to arbitration.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Companhia Energetica de Minas Gerais ("CEMIG"):

     In September 1999, the State of Minas Gerais, Brazil, filed a lawsuit in a state court seeking temporary relief against exercising voting rights of SEB, of which Mirant holds a 25% indirect economic interest, under the shareholders' agreement, between the State and SEB regarding SEB's interest in CEMIG, as well as a permanent rescission of the agreement. On March 23, 2000, a state court in Minas Gerais ruled that the shareholders' agreement was invalid. SEB has filed an appeal to the State of Minas Gerais court of appeal. Mirant believes that this is a temporary situation and expects that the shareholders' agreement will be fully restored. Failure to prevail in this matter has limited Mirant's influence on the daily operations of CEMIG. However, SEB continues to have 33% of the voting shares of CEMIG and hold 4 of 11 seats on CEMIG's Board of Directors. The significant rights SEB would lose relate to supermajority rights and the right to participate in the daily operations of CEMIG. SEB obtained financing from Banco Nacional de Desenvolvimento Economico e Social ("BNDES") for approximately 50% of the total purchase price of the CEMIG shares which is secured by a pledge of its shares in CEMIG. The interest payment originally due May 15, 2000, in the amount of $107.8 million, has been deferred until May 15, 2001. Temporary suspension of the shareholders' agreement has limited SEB's ability to influence decisions at CEMIG, which has resulted in a decline in the amount of dividends paid by CEMIG. As the result, SEB is not expected to have sufficient financial resources to meet the upcoming BNDES debt payment. In anticipation of the May 15, 2001 payment date, SEB has begun discussions with BNDES in an effort to restructure the debt payment. If SEB is unable to reach an agreement with BNDES prior to the payment date, it is probable that additional litigation will result. The outcome of this matter cannot now be determined and an estimated range of loss, if any, cannot be made.

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

Energy Marketing and Risk Management Activities

     Mirant has approximately $641 million trade credit support commitments related to its energy marketing and risk management activities as of March 31, 2001, a decrease of $236 million from December 31, 2000.

     The Company has a guarantee related to Brazos Electric Power Cooperative, Inc. of $65 million at March 31, 2001, a decrease of $5 million from December 31, 2000. In addition, Mirant has a guarantee related to Pan Alberta Gas, Ltd. of $64 million as of March 31, 2001.

     Vastar Resources Inc. ("Vastar") and the Company have issued certain financial guarantees made in the ordinary course of business, on behalf of the Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. The Company has agreed to indemnify BP Amoco, Vastar's parent company, against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At March 31, 2001, such guarantees amounted to approximately $252 million.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Periodically, the Company's energy marketing and risk management subsidiaries also grant options with terms of less than three days for fixed-price, commodity-based contractual commitments. There is no market for "firm quotes held open," and these options were issued without cost. The Company's energy marketing and risk management subsidiaries had no such amounts available under these quotes at March 31, 2001.

Turbine Purchases and Other Construction-Related Commitments

     The Company and its subsidiaries have entered into agreements to purchase 80 turbines and equipment packages to support ongoing and planned construction efforts. Mirant also has options to purchase an additional 32 turbines and equipment packages. Minimum termination amounts under all purchase contracts were $166 million at March 31, 2001. At March 31, 2001, total amounts to be paid under the agreements if all turbines and equipment packages are purchased as planned are estimated to be $2,070 million. At March 31, 2001, other construction-related commitments totaled $489 million.

     In addition to these commitments, certain of Mirant's subsidiaries have assigned purchase contracts for ten turbines and nine engineered equipment packages ("power islands") to a third party owner. As part of this assignment, a subsidiary of Mirant has entered into a separate agency agreement with the third party owner whereby Mirant is required to manage procurement of this equipment. Under the agency agreement, Mirant maintains purchase options for each individual turbine and power island, which may be assigned to third parties. In addition to the purchase options under the agreement, Mirant also maintains options to lease the turbines and the power islands. If upon the end of the term of the agreement Mirant has failed to exercise either its purchase options or lease options for each turbine and power island, Mirant may participate in the re-marketing of this equipment. In the event that the equipment is remarketed, Mirant has guaranteed the recovery of approximately 89.9 percent of certain equipment procurement costs, of which $25 million was incurred as of March 31, 2001. Additionally, if Mirant had elected to both exercise its purchase options and terminate the procurement contracts at March 31, 2001 with respect to all of the turbines and power islands, minimum termination amounts under the turbine and power island procurement contracts would have been $60 million.

Long-Term Service Agreements

     The Company, through one of its subsidiaries, has entered into long-term service agreements for the maintenance and repair of many of its combustion-turbine or combined-cycle generating plants. These agreements may be terminated in the event a planned construction project is cancelled. At March 31, 2001, the amount committed for construction projects in process was $168 million, and the total amount committed if all turbines are purchased as planned is $1,580 million.

Operating Leases

     Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $30 million and $3 million during the three month periods ended March 31, 2001 and 2000, respectively. As of March 31, 2001, estimated minimum rental commitments for non-cancelable operating leases were $3,345 million.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
I. Segment Reporting

     The Company's principal business segments primarily relate to the geographic areas in which the Company conducts business: the Americas Group, the Asia-Pacific Group and the Europe Group. The other reportable business segment is Corporate.

                            Financial Data by Segment
               For the Three Months Ended March 31, 2001 and 2000

                                                                                                 Corporate and
                                                 Americas             Europe      Asia-Pacific   Eliminations     Consolidated
                                             ---------------------------------------------------------------------------------------
                                               2001     2000      2001    2000    2001    2000    2001     2000     2001     2000
                                                                                   (in millions)
Operating Revenues:
  Generation and energy marketing            $ 8,053   $ 240    $ (36)   $   -   $ 123   $ 123   $   -    $   -   $ 8,140   $ 363
  Distribution & integrated utility
    revenues                                      36      40        -      111       -       -       -        -        36     151
  Other                                            -       -        -        -       6       3       -        2         6       5
                                             --------- -------- -------- ------- ------- ------ -------- ------- --------- -------
  Total operating revenues                     8,089     280      (36)     111     129     126       -        2     8,182     519

Operating Expenses:
  Cost of fuel, electricity and other
    products                                   7,368     145       11       10       2       -       -        -     7,381     155
  Depreciation and amortization                   54      26        -       24      33      33       1        -        88      83
  Other operating expenses                       349      78        9       25      27      (2)     49       11       434     112
                                             --------- -------- -------- ------- ------- ------ -------- ------- --------- -------
  Total operating expenses                     7,771     249       20       59      62      31      50       11     7,903     350
                                             --------- -------- -------- ------- ------- ------ -------- ------- --------- -------
Operating Income (Loss)                          318      31      (56)      52      67      95     (50)      (9)      279     169

Other Income (Expense):
  Interest expense, net                          (39)    (34)      (4)     (27)    (25)    (28)    (25)     (19)      (93)   (108)
  Equity in income of affiliates                   6      (4)      63       14      10      17       -        -        79      27
  Other                                            8       5       (2)       1      10       -       -        -        16       6
Income (Loss) From Continuing Operations     --------- -------- -------- ------- ------- ------ -------- ------- --------- -------
  Before Income Taxes and Minority Interest      293      (2)       1       40      62      84     (75)     (28)      281      94

Provision (benefit) for income taxes             119       6      (23)     (17)      3      (8)     (7)     (12)       92     (31)
Minority interest                                  1      (5)       -       26       8       9       5        -        14      30
                                             --------- -------- -------- ------- ------- ------ -------- ------- --------- -------
Income (Loss) From Continuing Operations         173      (3)      24       31      51      83     (73)     (16)      175      95

Income From Discontinued Operations,
  Net of Tax Benefit                               -        -       -        -       -       -       5        6         5       6
                                             --------- -------- -------- ------- ------- ------ -------- ------- --------- -------
Net Income (Loss)                            $   173   $  (3)   $  24    $  31   $  51   $  83  $  (68)  $  (10)  $   180   $ 101
                                             ========= ======== ======== ======= ======= ====== ======== ======= ========= =======

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  Selected Balance Sheet Information by Segment
                                At March 31, 2001

                                                                              Corporate and
                                 Americas        Europe      Asia-Pacific     Eliminations       Total
                                 ---------      ---------   --------------- -----------------  ----------
                                                             (in millions)
Current assets                   $ 7,270         $  392       $  783           $ 1,017         $ 9,462

Property, plant & equipment,
  including leasehold interest     4,280              2        1,848                79           6,209

Total assets                      17,128          1,566        4,601               (24)         23,271

Total debt                         3,308            507        2,147             1,777           7,739

Common equity                      2,834            889        1,776            (1,567)          3,932



        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

J.  Subsequent Events

Mirant Americas Generation:

     On May 1, 2001, Mirant Americas Generation, an indirect wholly owned subsidiary of the Company, issued $1.75 billion in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $500 million of 7.625% senior notes due 2006, $850 million of 8.3% senior notes due 2011 and $400 million of 9.125% senior notes due 2031. The net proceeds from these notes will be used to repay existing loans. Interest on the notes is payable semiannually beginning November 1, 2001. The Company may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. Furthermore, Mirant Americas Generation is obligated to consummate an exchange offer under an effective registration statement or cause re-sales of the notes to be registered under the Securities Act within 270 days of the issuance of these notes or the annual interest rate will increase by 0.5% per annum.

California:

Defaults by CAISO: On April 6, 2001, the CAISO failed to pay approximately $730,000 to Mirant Potrero and approximately $5.9 million to Mirant Delta under the reliability-must-run agreements assumed by Mirant California from PG&E.

Pacific Gas & Electric Bankruptcy: On April 6, 2001, Pacific Gas & Electric ("PG&E") filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed by PG&E.

Proposed CAISO and PX Tariff Amendments: On April 6, 2001, the FERC confirmed its February 14, 2001 decision.

CARE Complaint: On April 16, 2001, Californians for Renewable Energy, Inc. ("CARE") filed a complaint at the FERC against Mirant and three other suppliers alleging that those suppliers withheld power to contrive an energy shortage and to test their market power in violation of the Federal Power Act, federal and state anti-trust laws, Title VI of the Civil Rights Act of 1964 and the North American Free Trade Agreement. The complaint seeks refunds of overcharges and unspecified damages. Mirant cannot predict at this time the outcome of this proceeding.

Attorney  General,   California  Public  Utilities  Commission  and  Legislative
Investigations: On April 13, 2001, Reliant Energy, Inc. filed suit in the Los Angeles Superior Court against the Attorney General regarding the confidentiality of the sensitive information requested. Mirant joined that suit on April 18, 2001. Also on April 18, 2001, the Attorney General filed suit against Mirant in the San Francisco Superior Court seeking to compel Mirant to produce documents in the investigation. Senator Dunn announced on May 3 that he had invited the California Attorney General, as well as the District Attorneys from across the state to "collaborate" with the Senate Select Committee's investigation. To date, only the San Joaquin District Attorney has accepted the invitation, and the San Joaquin District Attorney's office used Dunn's announcement as a venue to disclose that it had opened its own criminal investigation into the wholesale energy markets on April 11, 2001. The investigations of the San Joaquin District Attorney, the California Attorney General, and the Senate Select Committee are all of a kind in that they seek to determine whether any market participants engaged in unlawful conduct which resulted in higher power prices.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

California Rate Payer Litigation: A law suit, Bustamante et al. v. Dynegy, Inc. et al., was filed May 2, 2001 in the Superior Court of California - Los Angeles County naming, among others, Mirant and certain of its officers as defendants. The lawsuit alleges that the defendants engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. The plaintiffs seek injunctive relief, disgorgement of unlawful profits, restitution, treble damages and attorney's fees. The complaint does not set out a specific amount of damages that are being sought but alleges that the state has had to spend more than $6 billion purchasing electricity, a material portion of which was at inflated prices. Additionally, the complaint alleges that if an injunction is not issued, that the state will be required to spend more than $150 million per day purchasing electricity. Mirant cannot predict at this time the outcome of this proceeding.

CAISO and PX Price Caps: On April 6, 2001, the CAISO filed a proposed market stabilization plan at the FERC. On April 11, 2001, Mirant California, Mirant Delta and Mirant Potrero provided additional price justification for the transactions in January and February which were subject to refund. Mirant cannot give assurances that the FERC will accept the justification and decline to order refunds of some or all of these amounts. On April 16, 2001, the FERC issued a proxy price for March 2001 of $300/MWh. The total refund exposure to Mirant for the month was less than $100,000. On April 26, 2001, the FERC issued an order adopting a market monitoring and price mitigation plan by its staff. The April 26 order provides for price mitigation in all hours in which power reserves fall below 7.5 percent, a level that corresponds to the CAISO's Stage 1 emergency. In these hours, the FERC will use a formula based on the marginal costs of the highest-cost generator called on to run to determine the overall market-clearing price. In the event that a generator sells power at prices higher than the formula price set by the FERC, the generator is required to submit data to FERC within seven days to justify the higher price. The April 26 order also provides for: (a) increased coordination and control of generation plan outages by the CAISO, (b) all in-state generation, including generation owned by sellers not subject to the FERC jurisdiction, to offer all available power for sale in real time, (c) load-serving public utilities to establish by June 1, 2001 demand response mechanisms identifying the price at which load would be curtailed, (d) the FERC to continue to monitor closely behavior of market participants, including bidding behavior and plant outages, (e) interested parties to file comments on whether the CAISO should be required to institute, on a prospective basis, a surcharge on power sales to cover payments due to generators by the California utilities, and (f) the FERC to institute an investigation under
Section 206 of the Federal Power Act into the rates, terms and conditions of certain short-term wholesale power sales in the Western markets outside of California. According to the order, this mitigation program will become effective on May 29, 2001, and will terminate no later than one year. The FERC conditioned the mitigation plan on the CAISO and the three major California utilities submitting a Regional Transmission Organization proposal by June 1, 2001. In addition, the order identified certain prohibited bidding practices by entities having market rate authority (which would include certain Mirant subsidiaries) and has stated that it would impose sanctions on entities that engage in the prohibited practices. The effects of this FERC order are not yet known by the Company. On May 4, 2001, the FERC requested additional detail on Mirant's price justification, which is expected to be provided by May 11, 2001.

Proposed Windfall Profits Tax: The Senate bill, SBlx, passed the Senate on May 1, 2001 by majority vote. Enactment of a windfall profit bill could cause Mirant to reevaluate its business case in California.

Bewag:

     On April 27, 2001, settlement was reached and approved by the City of Berlin's Senate. The settlement resulted in an agreement between Mirant and HEW, conditional upon competition authority approval, whereby the two entities will have joint control and equal stakes (43% each) in Bewag. The remaining 14% ownership in Bewag is expected to be publicly traded.

        NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

WPD and SWE Pension Issues:

     On April 4, 2001, the House of Lords ruled against the Electricity Supply Pension Scheme ("ESPS"), thus resolving this matter without cost to Mirant. It is understood that the complainants are considering whether to appeal to a European court.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

OVERVIEW

     Mirant is a global competitive energy company with leading energy marketing and risk management expertise. Mirant has extensive operations in North America, Europe and Asia. With an integrated business model, Mirant develops, constructs, owns and operates power plants, and sells wholesale electricity, gas and other energy-related commodity products. Mirant owns or controls more than 20,000 megawatts ("MW") of electric generating capacity around the world, with approximately another 9,000 MW under development. Mirant considers a project under development when it has contracted to purchase machinery for the project, it owns or controls the project site and is in the permitting process. These projects may or may not have received all of the necessary permits and approvals to begin construction. Mirant cannot provide assurance that these projects or pending acquisitions will be completed. In North America, Mirant also controls access to approximately 3.7 billion cubic feet per day of natural gas production, more than 2.1 billion cubic feet per day of natural gas transportation and approximately 41 billion cubic feet of natural gas storage. At March 31, 2001, Mirant was approximately 80 percent owned by Southern, which distributed to Southern's stockholders all of its remaining interest in Mirant on April 2, 2001.

     Through Mirant's business development offices in the United States, Canada, The Netherlands, Hong Kong, Singapore, Brazil, Italy, Switzerland, Germany, China, The Philippines and others, Mirant monitors U.S. and international
economies   and  energy   markets  to  identify  and   capitalize   on  business
opportunities.   Through  construction  and  acquisition,  Mirant  has  built  a portfolio of power plants, electric distribution companies and electric utilities, giving the Company a net ownership and leasehold interest of over 18,000 MW of electric generating capacity around the world, and control of over 2,500 MW of additional generating capacity through management contracts. Mirant's business also includes managing risk associated with market price fluctuations of energy and energy-linked commodities for itself and its customers. The Company uses its risk management capabilities to optimize the value of its generating and gas assets and offer risk management services to others. Mirant also owns electric utilities with generation transmission and distribution capabilities and electricity distribution companies.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
    Significant income statement items appropriate for discussion include the following:

                                                          Increase (Decrease)
                                                             First Quarter
                                                          -------------------
                                                             (in millions)
   Operating revenues.....................................   $7,663      1476%
   Expenses
      Cost of fuel, electricity and other products........    7,226      4662%
      Selling, general and administrative.................      295       983%
      Other operating.....................................       29        56%
   Total other income (expense)
      Interest expense, net...............................      (15)      (14)%
      Equity in income of affiliates......................       52       193%
   Provision (benefit) for income taxes...................      123       397%
   Minority interest......................................      (16)      (53)%



     Operating revenues. Mirant's operating revenues for the three months ended March 31, 2001 were $8,182 million, an increase of $7,663 million over the same period in 2000. The following factors were responsible for the increase in operating revenues:

o Revenues from generation and energy marketing products for the three months ended March 31, 2001 were $8,140 million, compared to $363 million for the same period in 2000. This increase of $7,777 million resulted primarily from Mirant's acquisition of Vastar's 40% interest in Mirant Americas Energy Marketing effective on August 10, 2000, which is now consolidated in Mirant's financial statements. The increases in revenues were also attributable to increased prices and market demand of natural gas and power and the contribution of the plants Mirant acquired in Maryland and Virginia in December of 2000 and the commencement of operations at its Wisconsin plant in May 2000 and its Texas plant in June 2000.

o Distribution and integrated utility revenues for the three months ended March 31, 2001 were $36 million compared to $151 million for the same period in 2000. This decrease of $115 million resulted primarily from the deconsolidation of WPD effective December 1, 2000.

     Operating expenses. Operating expenses for the three months ended March 31, 2001 were $7,903 million, an increase of $7,553 million over the same period in 2000. The following factors were responsible for the increase in operating expenses:

o Cost of fuel, electricity and other products for the three months ended March 31, 2001 was $7,381 million, compared to $155 million for the same period in 2000. This increase of $7,226 million resulted primarily from the Company's acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in its financial statements. This increase was also attributable to higher natural gas prices and increased electricity market demand, the contribution of the plants Mirant acquired in Maryland and Virginia in December of 2000 and the commencement of operations at its Wisconsin plant in May 2000 and its Texas plant in June 2000.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o Selling, general and administrative expense for the three months ended March 31, 2001 was $325 million compared to $30 million for the same period in 2000. The majority of this increase of $295 million resulted from provisions taken in relation to uncertainties in the California power market, Mirant's acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in its financial statements, expenses associated with the operations of the plants Mirant acquired in Maryland and Virginia in December of 2000, an increase in stock related compensation expense during the first quarter of 2001 and a reduction to bad debt expense in the first quarter of 2000 resulting from proceeds related to the Shajiao C venture. These increases were offset partially by the deconsolidation of WPD effective December 1, 2000.

o Other operating expense for the three months ended March 31, 2001 was $81 million compared to $52 million for the same period in 2000. The majority of this increase of $29 million resulted from the Company's acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in Mirant's financial statements and the contribution of the plants Mirant acquired in Maryland and Virginia in December of 2000, These increases were offset partially by the deconsolidation of WPD effective December 1, 2000.

o Total Other Income (Expense). Other income for the three months ended March 31, 2001 was $2 million compared to other expense of $75 million from the same period in 2000. This change of $77 million was primarily due to:

- Interest expense, net for the three months ended March 31, 2001 was $93 million compared to $108 million for the same period in 2000. This decrease of $15 million was primarily due to the deconsolidation of WPD effective December 1, 2000. This was offset by interest expense in 2001 related to additional debt financings to fund acquisitions and working capital, increased expense from the consolidation of the remaining 40% of Mirant Americas Energy Marketing and greater use of lines of credit to support growth in the energy marketing business.

- Equity in income of affiliates for the three months ended March 31, 2001 was $79 million, an increase of $52 million from the same period in 2000. The increase for the quarter was due to income from WPD after the deconsolidation effective December 1, 2000, income from WPD Limited after its acquisition of Hyder, increased earnings from Bewag and a loss by Mirant Americas Energy Marketing during the first quarter of 2000 prior to Mirant's acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in its financial statements.

     Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended March 31, 2001 was $92 million, an increase of $123 million for the same period in 2000. The increase is primarily due to the substantial increase in income generated by the Americas Group as well as additional taxes related to a change in the Company's cash repatriation strategy for the Philippine operations and additional provisions related to Mirant's consolidated tax position.

     Minority Interest. Minority interest for the three months ended March 31, 2001 was $14 million, a decrease of $16 million from the same period in 2000. The decrease was primarily due to the deconsolidation of WPD effective December 1, 2000 and was partially offset by interest expense for the trust preferred securities.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Earnings

     The Company's consolidated net income from continuing operations for the three months ended March 31, 2001 was $175 million ($0.52 basic earnings per share and $0.51 diluted earnings per share) compared to $95 million ($0.35 basic and diluted earnings per share) for the corresponding period of 2000. This excludes the net income from Mirant's discontinued operations (SE Finance) of $5 million and $6 million in 2001 and 2000, respectively. The increase of $80 million or 84% is attributable to Mirant's business segments as follows:

   Americas
     Net income from the Americas Group totaled $173 million for the three months ended March 31, 2001. This increase of $176 million from the same period in 2000 is primarily attributable to increased prices and market demand of natural gas and power in the U.S. and natural gas in Canada, as well as the contribution of the plants Mirant acquired in Maryland and Virginia in December of 2000 and the commencement of operations at its Wisconsin plant in May 2000 and its Texas plant in June 2000. This was partially offset by $147 million ($245 million pre-tax) which was provided in relation to the uncertainties in the California power market. As of March 31, 2001, the total amount owed to Mirant by the CAISO and the PX was $392 million pre-tax. The total amount of provisions made during 2000 and 2001 in relation to these uncertainties was $177 million ($295 million pre-tax).

   Europe
     Net income from the Europe Group totaled $24 million for the three months ended March 31, 2001, a decrease of $7 million from the same period in 2000. This decrease in net income resulted primarily from net losses of approximately $39 million in the energy marketing operations and increased business development expenses that were partially offset by increased net earnings from WPD and Bewag as well as earnings resulting from the acquisition of Hyder in the fourth quarter of 2000.

   Asia-Pacific
     Net income from the Asia-Pacific Group totaled $51 million for the three months ended March 31, 2001, a decrease of $32 million from the same period in 2000. The decrease in net income includes an increase in accrued income taxes in 2001 resulting from a change in the Company's cash repatriation strategy for the Philippine operations and recognition in 2000 of additional proceeds related to the Shajiao C venture.

   Corporate
     After-tax corporate costs produced a net loss from continuing operations of $73 million for the three months ended March 31, 2001, an increase of $57 million for the same period in 2000. This excludes the net income from Mirant's discontinued operations. The increased costs primarily reflect increased interest on corporate borrowings to fund working capital, stock-related compensation expense, income taxes and various other corporate expenses.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Pronouncements

     Effective January 1, 2001, Mirant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at March 31, 2001.

     The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to OCI of $310 million, and is mostly attributable to deferred losses on cash flow hedges. During the twelve month period ending December 31, 2001, the Company expects to reclassify $105 million of the $310 million, after-tax loss from OCI into earnings. The derivative gains and losses reclassified to earnings are expected to be offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged.

FINANCIAL CONDITION

     Cash used in operating activities totaled approximately $127 million for the three months ended March 31, 2001 as compared to approximately $13 million for the same period last year. This increase is primarily due to amounts owed from the CAISO and California PX.

     As a result of the Company's planned separation from Southern, the Company had reviewed the past strategy of earnings deferral from Asia. On July 1, 2000, Mirant adopted a strategy under which only a portion of the future earnings would be permanently invested in order to reinvest funds for further growth in the Philippines, fund construction efforts, or service debt obligations. The remaining earnings would be repatriated for reinvestment elsewhere or to service parent debt obligations.

     Cash used in investing activities totaled $532 million for the three months ended March 31, 2001 as compared to cash provided investing activities totaling $13 million for the same period in 2000. The increase is primarily attributable to capital expenditures in North America, as capital expenditures for similar purposes were not made in the first three months of 2000 and the acquisition of Jamaica Public Service Company Limited. The Company used cash flows provided by financing activities primarily to finance investments in the Company's subsidiaries.

     Cash provided from financing activities totaled approximately $738 million for the three months ended March 31, 2001 as compared to $77 million for the same period in 2000. The increase is primarily attributable to proceeds of $959 million from the issuance of short-term and long-term debt for working capital. This increase was partially offset by $219 million in payments of long-term debt.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     As of March 31, 2001, sources of liquidity included the April 1999 $450 million Citibank credit facility C, the June 2000 $1.0 billion Bank of America credit facility, the August 2000 $100 million Wachovia letter of credit facility, and the September 2000 $650 million CSFB credit facility. The Company repaid $200 million under the original $650 million facility, reducing its availability to $450 million. The $350 million Citibank credit facility B expired on March 30, 2001. Mirant's existing facilities and cash position, along with existing credit facilities at its subsidiaries and others currently being arranged to finance construction costs are expected to provide sufficient liquidity for new investments, working capital and capital expenditures, including letters of credit, through 2001. As of March 31, 2001, Mirant borrowed $363 million under the September $650 million CSFB credit facility and $718 million under the June 2000 Bank of America credit facility. Mirant also issued letters of credit totaling $407 million and $97 million under the April 1999 $450 million Citibank credit facility and the August 2000 $100 million Wachovia letter of credit facility, respectively.

     Mirant, directly and through a subsidiary, is currently in the process of arranging a $3.5 billion credit facility of which $3 billion will be broadly syndicated. Approximately $2.0 billion will be used to replace existing and non renewed credit facilities. The remainder of the new facility will be used to fund generation-related construction, as well as for general corporate purposes.

      In February 2001, Mirant Americas Energy Marketing amended its existing line-of-credit facility to reduce its borrowing capacity by $30 million to $150 million. The facility bears interest based on the London Interbank Offering Rate plus a variable spread based on Mirant Americas Energy Marketing's credit rating at the date of the borrowing, payable monthly. The Company had $125 million in outstanding borrowings under this line-of-credit facility at a weighted average interest rate of 5.55% at March 31, 2001.

     On February 9, 2001 Mirant Trinidad Investments issued $73 million of senior notes due 2006. The proceeds were used to repay an inter-company note for $71 million owed to Mirant.

     The market price of the Company's common stock at March 31, 2001 was $35.50 per share and the book value was $11.66 per share based on the 338,724,679 million shares outstanding at March 31, 2001, representing a market-to-book ratio of 304%.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Litigation and Other Contingencies

     Reference is made to Note H to the financial statements filed as part of this Form 10-Q relating to the following litigation matters:

o        Reliability-Must-Run Agreements
o        Proposed CAISO and PX Tariff Amendments
o        Defaults by SCE and PG&E
o        DWR Power Purchases
o        CAISO and PX Price Caps
o        Attorney General, California Public Utilities Commission and State
           Senate Investigations
o        California Rate Payer Litigation
o        CAISO Claim for Excessive Charges
o        Proposed Windfall Profits Tax
o        PX Bankruptcy
o        Mobile Energy
o        State Line
o        Bewag
o        CEMIG

     Reference is also made to Note J to the financial statements filed as part of this 10-Q relating to the following litigation matters:

o        Defaults by CAISO
o        Pacific Gas & Electric Bankruptcy
o        Proposed CAISO and PX Tariff Amendments
o        CARE Complaint
o        Attorney General, California Public Utilities Commission and State
           Senate Investigations
o        California Rate Payer Litigation
o        CAISO and PX Price Caps
o        Proposed Windfall Profits Tax
o        Bewag
o        WPD and SWE Pension Issues

     In addition to the proceedings described above, Mirant experiences routine litigation from time to time in the normal course of Mirant's business, which is not expected to have a material adverse effect on Mirant's financial condition or results of operations.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As part of its energy marketing activities, the Company's energy marketing and risk management subsidiaries enter into a variety of contractual commitments, such as swaps, swap options, cap and floor agreements, futures contracts, forward purchase and sale agreements, and option contracts. These contracts generally require future settlement and are either executed on an exchange or traded as OTC instruments. Contractual commitments have widely varying terms and have durations that range from a few days to a number of years, depending on the instrument.

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

     Mirant employs a systematic approach to the evaluation and management of the risks associated with its energy marketing and risk management-related contracts, including Value-at-Risk ("VaR"). VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. The Company uses a 95% confidence interval and holding periods that vary by commodity and tenor, to evaluate its VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, the Company's portfolio of positions had a VaR of $15 million at March 31, 2001. During the three months ending March 31, 2001, the actual daily change in fair value did not exceed the corresponding daily VaR calculation. In addition to VaR, Mirant utilizes additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

     The determination of net notional amounts does not consider any of the market risk factors discussed above. Net notional amounts are indicative only of the volume of activity and are not a measure of market risk. Market risk is also influenced by the relationship among the various off-balance sheet categories,

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


as well as by the relationship between off-balance sheet items and items recorded in the Company's consolidated balance sheets. For all of these reasons, the interpretation of net notional amounts as a measure of market risk could be misleading. The net notional amounts of the Company's other commodity positions were immaterial at March 31, 2001.

     The fair values of the Company's assets from risk management activities recorded in the consolidated balance sheets at March 31, 2001, was comprised primarily of approximately 45% electricity and 50% natural gas. The fair values of the liabilities from risk management activities recorded in the consolidated balance sheets at March 31, 2001, were comprised primarily of approximately 48% electricity and 47% natural gas.

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

     As of March 31, 2001, the Company's exposure to one counterparty, the California Department of Water Resources, represented more than 10% of the Company's total credit exposure. The Company's overall exposure to credit risk may be impacted, either positively or negatively, because the Company's counterparties may be similarly affected by changes in economic, regulatory, or other conditions.

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

     CEMIG. In September 1999, the State of Minas Gerais, Brazil, filed a lawsuit in a state court seeking temporary relief against exercising voting rights of SEB, of which Mirant has a 25% indirect economic interest, under the shareholders' agreement, between the State and SEB regarding SEB's interest in CEMIG, as well as a permanent rescission of the agreement. On March 23, 2000, a state court in Minas Gerais ruled that the shareholders' agreement was invalid. SEB has filed an appeal to the State of Minas Gerais court of appeal. Mirant believes that this is a temporary situation and expects that the shareholders' agreement will be fully restored. Failure to prevail in this matter would limit Mirant's influence on the daily operations of CEMIG. However, SEB continues to have 33% of the voting shares of CEMIG and hold 4 of 11 seats on CEMIG's Board of Directors. The significant rights SEB would lose relate to supermajority rights and the right to participate in the daily operations of CEMIG. SEB obtained financing from Banco Nacional de Desenvolvimento Economico e Social ("BNDES") for approximately 50% of the total purchase price of the CEMIG shares which is secured by a pledge of its shares in CEMIG. The interest payment originally due May 15, 2000, in the amount of $107.8 million, has been deferred until May 15, 2001. Temporary suspension of the shareholders' agreement is limiting SEB's ability to influence decisions at CEMIG, which has resulted in a decline in the amount of dividends paid by CEMIG. As the result, SEB is not expected to have sufficient financial resources to meet the upcoming BNDES debt payment. In anticipation of the May 15, 2001 payment date, SEB has begun discussions with BNDES in an effort to restructure the debt. Inability to reach an accord with BNDES prior to the payment date could result in additional litigation.

     Attorney General, California Public Utilities Commission and State Senate Investigations. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other
Contingencies" section of the company's Form 10-K filed March 21, 2001. Additionally, on March 14, 2001, the California Senate announced the formation of a committee to investigate alleged manipulation in the state electricity and natural gas markets. Mirant has received document requests in this investigation and has been asked to make a presentation to the committee.

     On April 13, 2001, Reliant Energy, Inc. filed suit in the Los Angeles Superior Court against the Attorney General regarding the confidentiality of the sensitive information requested. Mirant joined that suit on April 18, 2001. Also on April 18, 2001, the Attorney General filed suit against Mirant in the San Francisco Superior Court seeking to compel Mirant to produce documents in the investigation. Senator Dunn announced on May 3 that he had invited the California Attorney General, as well as the District Attorneys from across the state to "collaborate" with the Senate Select Committee's investigation. To date, only the San Joaquin District Attorney has accepted the invitation, and the San Joaquin District Attorney's office used Dunn's announcement as a venue to disclose that it had opened its own criminal investigation into the wholesale energy markets on April 11, 2001. The investigations of the San Joaquin District Attorney, the California Attorney General, and the Senate Select Committee are all of a kind in that they seek to determine whether any market participants engaged in unlawful conduct which resulted in higher power prices.

     While Mirant will vigorously defend any claims of potential civil liability or criminal wrongdoing asserted against it or its subsidiaries, the results of such investigations cannot now be determined.

     California Rate Payer Litigation. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies-California Class Action Litigation" section of the company's Form 10-K filed March 21, 2001. A listing of the cases follows: (1) People of the State of California v. Dynegy, et al., filed January 18, 2001 in the Superior Court of California - San Francisco County; (2) Gordon v. Reliant Energy, Inc., et al., filed November 27, 2000 in the Superior Court of California - San Diego County; (3) Hendricks v. Dynegy Power Marketing, Inc., et al., filed November 29, 2000 in the Superior Court of California - San Diego County; (4) Sweetwater Authority et al. v. Dynegy, Inc., et al., filed January 16, 2001 in the Superior Court of California - San Diego

County; and (5) Pier 23 Restaurant v. PG&E Energy Trading, et al., filed January 24, 2001 in the Superior Court of California - San Francisco County. On December 20, 2000, the Hendricks and Gordon cases were removed to the Federal District Court for the Southern District of California. On February 21, 2001, the People of California and Pier 23 cases were removed to the Federal District Court for the Northern District of California. On March 5, 2001, the Sweetwater case was removed to the Federal District Court for the Southern District of California.

     A law suit, Bustamante et al. v. Dynegy, Inc. et al., was filed May 2, 2001 in the Superior Court of California - Los Angeles County naming, among others, Mirant and certain of its officers as defendants. The lawsuit alleges that the defendants engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. The plaintiffs seek injunctive relief, disgorgement of unlawful profits, restitution, treble damages and attorney's fees. The complaint does not set out a specific amount of damages that are being sought but alleges that the state has had to spend more than $6 billion purchasing electricity, a material portion of which was at inflated prices. Additionally, the complaint alleges that if an injunction is not issued, that the state will be required to spend more than $150 million per day purchasing electricity. Mirant cannot predict at this time the outcome of this proceeding.

     Defaults by CAISO. On April 6, 2001, the CAISO failed to pay approximately $730,000 to Mirant Potrero and approximately $5.9 million to Mirant Delta under the reliability-must-run agreements assumed by Mirant California from PG&E.

     CARE Complaint. On April 16, 2001, Californians for Renewable Energy, Inc. ("CARE") filed a complaint at the FERC against Mirant and three other suppliers alleging that those suppliers withheld power to contrive an energy shortage and to test their market power in violation of the Federal Power Act, federal and state anti-trust laws, Title VI of the Civil Rights Act of 1964 and the North American Free Trade Agreement. The complaint seeks refunds of overcharges and unspecified damages. Mirant cannot predict at this time the outcome of this proceeding.

     CAISO and PX Price Caps. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of the company's Form 10-K filed March 21, 2001. On April 11, 2001, Mirant California, Mirant Delta and Mirant Potrero provided additional price justification for the transactions in January and February subject to refund. Mirant cannot be assured that the FERC will accept the justification and decline to order refunds of some or all of these amounts. On April 16, 2001, the FERC issued a proxy price for March 2001 of $300/MWh. The total refund exposure to Mirant for the month was less than $100,000.

     In March 2001, the FERC staff issued its recommendation, regarding a new market mitigation plan to be effective on May 1, 2001, which included continued price mitigation during Stage 3 emergencies. On April 6, 2001, the CAISO filed a proposed market stabilization plan at the FERC. On April 26, 2001, the FERC issued an order adopting a market monitoring and price mitigation plan modeled closely on the recommendation made by its staff. The April 26 order provides for price mitigation in all hours in which power reserves fall below 7.5 percent, a level that corresponds to the CAISO's Stage 1 emergency. In these hours, the FERC will use a formula based on the marginal costs of the highest-cost generator called on to run to determine the overall market-clearing price. In the event that a generator sells power at prices higher than the formula price set by FERC, the generator is required to submit data to FERC within seven days to justify the higher price. The April 26 order also provides for: (a) increased coordination and control of generation plan outages by the CAISO, (b) all in-state generation, including generation owned by sellers not subject to FERC jurisdiction, to offer all available power for sale in real time, (c) load-serving public utilities to establish by June 1, 2001 demand response mechanisms identifying the price at which load would be curtailed, (d) the FERC to continue to monitor closely behavior of market participants, including bidding behavior and plant outages, (e) interested parties to file comments within 30 days on whether the CAISO should be required to institute, on a prospective basis, a surcharge on power sales to cover payments due to generators by the California utilities, and (f) the FERC to institute an investigation under Section 206 of the Federal Power Act into the rates, terms and conditions of certain short-term wholesale power sales in the Western markets outside of California. This mitigation program became effective May 1, 2001, and will terminate after one year. The FERC conditioned the mitigation plan on the CAISO and the three major California utilities submitting a Regional Transmission Organization proposal by June 1, 2001.

     Proposed  CAISO  and  PX  Tariff  Amendments.  Reference  is  made  to  the
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of the company's Form 10-K filed March 21, 2001. On April 6, 2001, the FERC confirmed its February 14, 2001 decision pertaining to the CAISO's tariff amendment.

     Pacific Gas & Electric ("PG&E") Bankruptcy. On April 6, 2001, PG&E filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed by PG&E.

     State Line Litigation. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of the company's Form 10-K filed March 21, 2001. This case was filed on January 18, 2001 under the caption Alderson et al. v. Southern Company et al. The case is currently pending before the Illinois Circuit Court in Cook County.

     Bewag. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of the company's Form 10-K filed March 21, 2001. On April 27, 2001, settlement was reached and approved by the City of Berlin's Senate. The settlement resulted in an agreement between Mirant and HEW, conditional upon competition authority approval, whereby the two entities will have joint control and equal stakes (43% each) in Bewag. The remaining 14% ownership in Bewag is expected to be publicly traded.

     WPD and South Wales Electricity plc ("SWE") Pension Issues. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of the company's Form 10-K filed March 21, 2001. On April 4, 2001, the House of Lords ruled in favor of the employer and against the ESPS, thus resolving this matter without cost to Mirant. It is understood that the complainants are considering whether to appeal to a European court.

     International Energy Limited Arbitration Award. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of the company's Form 10-K filed March 21, 2001. On March 29, 2001, Mirant entered into a Settlement Agreement concerning this matter whereby Mirant was released of liability without cost.


Item 5.       Other Information

     Pursuant to its Securities Trading Policy, Mirant has implemented a policy to permit stock trading programs under newly adopted Rule 10b5-1 of the Securities and Exchange Commission. The new rule permits employees to adopt written plans at a time when they are not aware of material nonpublic information and to sell shares according to a pre-established plan in a one-time sale, or on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive or the price of the stock at the time of the sale. Investors should be aware that transactions reported by directors and senior management may have been put in place far in advance of the date of the actual trade.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

(b)  Reports on Form 8-K
     -------------------

During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated January 3, 2001. Items 2 and 7 were reported and financial statements were filed.

During the quarter ended March 31, 2001, the Company filed an Amendment to Current Report on Form 8-K dated March 1, 2001. Current Report on Form 8-K was originally filed January 3, 2001. Items 2 and 7 were reported and financial statements were filed.

During the quarter ended March 31, 2001, the Company filed an Amendment to Current Report on Form 8-K dated March 2, 2001. Current Report on Form 8-K was originally filed January 3, 2001. Items 2 and 7 were reported and financial statements were filed.

During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated March 6, 2001. Item 7 was reported and financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     MIRANT CORPORATION

    By    /s/ James A. Ward
          James A. Ward
          Senior Vice President, Finance
          And Accounting
          (Principal Accounting Officer)

                                                             Date: May 10, 2001