Form 10-K/A
period 2000-12-31
MIRANT CORP
filed 2001-06-29
CIK 1010775

================================================================================
                                  UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           _________________________

                                  FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

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
                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:
 Title of each class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------

Common Stock, par value $0.01 per share            New York Stock Exchange

Company obligated mandatorily redeemable
Preferred securities, $27.50 liquidation amount    New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates of the registrant was approximately $13,370,407,606 on May 31, 2001, (based on $39.30 per share, the closing price in the daily composite list for transactions on the New York Stock Exchange for that day. As of May 31, 2001, there were 340,317,212 shares of the registrant's Common Stock, $0.01 par value per share outstanding.

     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to amend Exhibit 99 to include for presentation purposes the audited financial statements of Berliner Kraft-und Licht (Bewag)-Aktiengesellschaft, a non-consolidated subsidiary, for the year ended June 30, 1998, which were incorporated by reference in our original 10-K filed on March 21, 2001:

                                     PART IV

Item 14.  Exhibits, Financial Statements schedules and Reports on Form 8-K

(a) (3) Exhibit Index

Exhibit No.        Exhibit Name
-----------        --------------------------------------------------------
     99            Financial Statements of Berliner Kraft-und Licht (Bewag)-
                   Aktiengesellschaft as required by Regulation S-X 210.3-09

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of June, 2001.

                                                MIRANT CORPORATION


                                                By: /s/Raymond D. Hill
                                                ----------------------
                                                    Raymond D. Hill
                                                    Executive Vice President,
                                                    and Chief Financial Officer
                                                   (Principle Financial Officer)