Form 10-Q
period 2001-06-30
MIRANT CORP
filed 2001-08-10
CIK 1010775

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                               MIRANT CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 58-2056305
--------------------------------------------------------------------------------
     (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

 1155 Perimeter Center West, Suite 100, Atlanta, Georgia                30338
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

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at July 31, 2001, was 340,379,000.

                               Mirant Corporation

                                      INDEX

                  For the Quarterly Period Ended June 30, 2001

                                                                        Page
                                                                       Number
                                                                       -------
DEFINITIONS                                                               3
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                4

                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                      5
         Condensed Consolidated Balance Sheets                            6
         Condensed Consolidated Statements of Stockholders' Equity        8
         Condensed Consolidated Statements of Cash Flows                  9
         Notes to the Condensed Consolidated Financial Statements        10
Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                          33
Item 3. Quantitative and Qualitative Disclosures about Market Risk       42

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                44
Item 2. Changes in Securities and Use of Proceeds              Inapplicable
Item 3. Defaults Upon Senior Securities                        Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders              47
Item 5. Other Information                                      Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                 47
Signatures

                                   DEFINITIONS

TERM                                MEANING

Bewag                               Bewag AG
BNDES                               Banco Nacional de Desenvolvimento
                                       Economico e Social
BP Amoco                            BP Amoco, plc
DWR                                 California Department of Water Resources
CAISO                               California Independent System Operator
CEMIG                               Companhia Energetica de Minas Gerais
Clean Air Act                       Clean Air Act Amendments of 1990
CPUC                                California Public Utilities Commission
EDELNOR                             Empresa Electrica del Norte Grande S.A.
EPA                                 U. S. Environmental Protection Agency
FASB                                Financial Accounting Standards Board
FERC                                Federal Energy Regulatory Commission
Hyder                               Hyder Limited
LIBOR                               London Interbank Offering Rate
Mirant Americas Energy Marketing    Mirant Americas Energy Marketing, L. P.
Mirant Americas Energy Capital      Mirant Americas Energy Capital, LP
Mirant Americas Generation          Mirant Americas Generation, Inc.
Mirant or the Company               Mirant Corporation and its subsidiaries
Mirant California                   Mirant California, LLC
Mirant Delta                        Mirant Delta, LLC
Mirant Potrero                      Mirant Potrero, LLC
MW                                  Megawatt
NYISO                               New York Independent System Operator
OCI                                 Other comprehensive income
PG&E                                Pacific Gas & Electric Co.
PEPCO                               Potomac Electric Power Company
PX                                  California Power Exchange Corporation
RMR                                 Reliability-Must-Run
SEB                                 Southern Electric Brasil Participacoes Ltda
SEC                                 Securities and Exchange Commission
Securities Act                      Securities Act of 1933
SE Finance                          SE Finance Capital Corporation
SFAS                                Statement of Financial Accounting Standards
Southern                            Southern Company
SWALEC                              South Wales Electricity plc
Vastar                              Vastar Resources Inc.
WPD                                 South Western Electricity plc trading as
                                       Western Power Distribution
WPD Holdings                        WPD Holdings UK
WPDL                                WPD Limited

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this quarterly report on Form 10-Q includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, Mirant's future financial performance or projected business results. In some cases, forward-looking statements by terminology may be identified by statements such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (i) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (ii) the extent and timing of the entry of additional competition in the markets of Mirant's subsidiaries and affiliates; (iii) Mirant's pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (iv) state, federal and other rate regulations in the United States and in foreign countries in which Mirant's subsidiaries and affiliates operate; (v) changes in or application of environmental and other laws and regulations to which Mirant and its subsidiaries and affiliates are subject; (vi) political, legal and economic conditions and developments in the United States and in foreign countries in which Mirant's subsidiaries and affiliates operate; (vii) financial market conditions and the results of
Mirant's financing efforts; changes in market conditions, commodity prices and interest rates; weather and other natural phenomena; (viii) performance of Mirant's projects undertaken and the success of efforts to invest in and develop new opportunities; (ix) unanticipated developments in the California power markets, including, but not limited to, unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on receivables due, adverse results in current or future litigation and adverse changes in the tariffs of the California Power Exchange Corporation or California Independent System Operator Corporation, and (x) other factors, discussed elsewhere herein and in other reports (including Mirant's quarterly report on Form 10-Q filed May 10, 2001, Mirant's annual report on Form 10-K filed March 21, 2001; as amended by Form 10-K/A, filed on June 29, 2001 and Mirant's Registration Statement on Form S-1 filed September 27, 2000) filed from time to time by Mirant with the SEC.

     Although Mirant believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, events, levels of activity, performance or achievements. Mirant does not undertake a duty to update any of the forward-looking statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months        For the Six Months
                                                              Ended June 30,             Ended June 30,
                                                              2001       2000          2001          2000
                                                           ----------- ----------   ------------  -----------
                                                           (in millions, except     (in millions, except per
                                                            per share data)          share data)

Operating Revenues:                                            $7,928       $640        $16,110       $1,159
                                                           ----------- ----------   ------------  -----------
Operating Expenses:
Cost of fuel, electricity and other products                    7,127        241         14,508          396
Maintenance                                                        43         38             71           68
Depreciation and amortization                                      96         72            184          155
Selling, general and administrative                               214         84            539          114
Impairment loss (Note B)                                           89         10             93           14
Other                                                             107         54            184          102
                                                           ----------- ----------   ------------  -----------
  Total operating expenses                                      7,676        499         15,579          849
                                                           ----------- ----------   ------------  -----------
Operating Income                                                  252        141            531          310
                                                           ----------- ----------   ------------  -----------
Other Income (Expense):
Interest income                                                    34         43             84           81
Interest expense                                                 (143)      (153)          (286)        (299)
Equity in income of affiliates                                     47         36            126           63
Other, net                                                          5         33             21           39
                                                           ----------- ----------   ------------  -----------
  Total other income (expense)                                    (57)       (41)           (55)        (116)
                                                           ----------- ----------   ------------  -----------
Income From Continuing Operations Before
  Income Taxes and Minority Interest                              195        100            476          194
Provision (Benefit) for Income Taxes                               55          1            147          (30)
Minority Interest                                                  16         13             30           43
                                                           ----------- ----------   ------------  -----------
Income From Continuing Operations                                 124         86            299          181
                                                           ----------- ----------   ------------  -----------
Income from  Discontinued  Operations,
  net of tax benefit of $3 for 2001 and $5
  and $9 for the three and six months ended
  June 30, 2000, respectively                                       -          7              5           13
                                                           ----------- ----------   ------------  -----------
Net Income                                                      $ 124       $ 93          $ 304        $ 194
                                                           =========== ==========   ============  ===========

Earnings Per Share:
  Basic:
    From continuing operations                                  $0.36     $ 0.32         $ 0.88        $0.67
    From discontinued operations                                    -       0.02           0.02         0.04
                                                           --------------------------------------------------
Net income                                                      $0.36     $ 0.34         $ 0.90        $0.71
                                                           ==================================================
  Diluted (Pro forma for 2000):
    From continuing operations                                  $0.36     $ 0.25         $ 0.86        $0.52
    From discontinued operations                                    -       0.02           0.02         0.03
                                                           ----------- ----------   ------------  -----------
Net income                                                      $0.36     $ 0.27         $ 0.88        $0.55
                                                           =========== ==========   ============  ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       At June 30,
                                                                           2001             At December 31,
ASSETS:                                                                (Unaudited)               2000
                                                                    -------------------  ---------------------
                                                                                 (in millions)
Current Assets:
Cash and cash equivalents                                               $ 1,453                $ 1,280
Receivables:
  Customer accounts, less provision for uncollectibles
     of $149 and $72 for 2001 and 2000, respectively                      1,927                  3,399
  Other, less provision for uncollectibles
     of $31 and $22 for 2001 and 2000, respectively                         445                    629
  Notes receivable                                                          196                    365
Assets from risk management activities (Note F)                           2,591                  2,678
Derivative hedging instruments (Notes A, C and F)                         2,595                      -
Deferred income taxes                                                       290                    275
Other                                                                       647                    526
                                                                    -------------------  ---------------------
    Total current assets                                                 10,144                  9,152
                                                                    -------------------  ---------------------

Property, Plant and Equipment:
Property, plant and equipment                                             4,205                  3,648
Less accumulated provision for depreciation                                (350)                  (228)
                                                                    -------------------  ---------------------
                                                                          3,855                  3,420
Leasehold interest, net of accumulated amortization
     of $256 and $216 for 2001 and 2000, respectively                     1,805                  1,843
Construction work in progress                                               699                    418
                                                                    -------------------  ---------------------
    Total property, plant and equipment, net                              6,359                  5,681
                                                                    -------------------  ---------------------

Noncurrent Assets:
Investments (Note G)                                                      2,163                  1,797
Notes and other receivables, less provision for uncollectibles
     of $47 and $49 for 2001 and 2000, respectively                         105                    213
Notes receivable from related parties                                         -                    979
Assets from risk management activities (Note F)                           1,686                  1,230
Goodwill, net of accumulated amortization
     of $233 and $184 for 2001 and 2000, respectively                     3,326                  3,292
Other intangible assets, net of accumulated amortization
     of $51 and $34 for 2001 and 2000, respectively                         673                    738
Investment in leveraged leases                                                -                    596
Derivative hedging instruments (Notes A, C and F)                         1,328                      -
Deferred income taxes                                                       341                    334
Miscellaneous deferred charges                                              211                    124
                                                                    -------------------  ---------------------
    Total noncurrent assets                                               9,833                  9,303
                                                                    -------------------  ---------------------
    Total assets                                                       $ 26,336               $ 24,136
                                                                    ===================  =====================





The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        At June 30,
                                                                            2001             At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                   (Unaudited)               2000
                                                                    -------------------  ---------------------
                                                                                   (in millions)
Current Liabilities:
Short-term debt                                                          $ 1,497                $ 1,289
Current portion of long-term debt                                          1,002                    201
Accounts payable                                                           2,295                  4,240
Taxes accrued                                                                285                    216
Liabilities from risk management activities (Note F)                       2,594                  2,899
Obligations under energy delivery commitments                                545                    790
Derivative hedging instruments (Notes A, C and F)                          2,424                      -
Other                                                                        158                    140
                                                                    -------------------  ---------------------
    Total current liabilities                                             10,800                  9,775
                                                                    -------------------  ---------------------

Noncurrent Liabilities:
Subsidiary obligated mandatorily redeemable preferred
  securities                                                                   -                    950
Notes payable                                                              4,305                  5,206
Other long-term debt                                                       1,188                    390
Liabilities from risk management activities (Note F)                       1,554                    906
Deferred income taxes                                                        151                     53
Obligations under energy delivery commitments                              1,611                  1,514
Derivative hedging instruments (Notes A, C and F)                          1,211                      -
Miscellaneous deferred credits                                               330                    307
                                                                    -------------------  ---------------------
    Total noncurrent liabilities                                          10,350                  9,326
                                                                    -------------------  ---------------------

Preferred Stock held by Southern Company                                       -                   242
Minority Interest in Subsidiary Companies                                    318                   312
Company Obligated Mandatorily Redeemable Securities of a
  Subsidiary Holding Solely Parent Company Debentures                        345                   345
Commitments and Contingent Matters (Notes I and K)
Stockholders' Equity:
Common stock, $.01 par value, per share
    Authorized -- 2,000,000,000 shares
    Issued  -- June 30, 2001:  340,350,249 shares;
            -- December 31, 2000:  338,701,000 shares                          3                     3
Additional paid-in capital                                                 4,122                 4,084
Accumulated other comprehensive income (loss)                                (67)                 (117)
Retained earnings                                                            465                   166
                                                                    -------------------  ---------------------
    Total stockholders' equity                                             4,523                 4,136
                                                                    -------------------  ---------------------

    Total liabilities and stockholders' equity                          $ 26,336               $24,136
                                                                    ===================  =====================



The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                               Accumulated
                                                              Additional                          Other
                                                 Common         Paid-In        Retained        Comprehensive       Comprehensive
                                                 Stock          Capital        Earnings       Income (Loss)        Income (Loss)
                                             --------------- -------------- --------------- -------------------  -------------------
                                                                                 (in millions)
Balance, December 31, 2000                              $ 3     $ 4,084          $ 166            $ (117)                -
   Net income                                             -           -            304                 -             $ 304
   Other comprehensive income                             -           -              -                50                50
                                                                                                                -------------------
   Comprehensive income                                   -           -              -                 -             $ 354
                                                                                                                ===================
   Dividends and return of capital                        -           -             (5)                -
   Capital contributions                                  -          38              -                 -
                                             --------------- -------------- --------------- -------------------
Balance, June 30, 2001                                  $ 3     $ 4,122          $ 465             $ (67)
                                             =============== ============== =============== ===================






The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                2001              2000
                                                                          ----------------- -----------------
                                                                                    (in millions)
Cash Flows from Operating Activities:
Net income                                                                  $    304          $    194
                                                                          ----------------- -----------------
Adjustments  to reconcile net income to net cash provided by
 (used in) operating activities:
  Equity in income of affiliates                                                (123)              (51)
  Depreciation and amortization                                                  194               175
  Obligations under energy delivery commitments                                 (148)                -
  Impairment loss (Note B)                                                        93                 -
  Deferred income taxes                                                          183                59
  Minority interest                                                               31                43
  Other, net                                                                      27               (12)
  Changes in certain assets and liabilities, excluding effects from acquisitions:
    Receivables, net                                                           1,665              (205)
    Risk management activities, net                                              (28)                -
    Other current assets                                                         (95)               17
    Accounts payable                                                          (2,028)               57
    Taxes accrued                                                                 77                24
    Other current liabilities                                                     32               (37)
    Other                                                                        (19)              (47)
                                                                          ----------------- -----------------
      Total adjustments                                                         (139)               23
                                                                          ----------------- -----------------
      Net cash provided by operating activities                                  165               217
                                                                          ----------------- -----------------
Cash Flows from Investing Activities:Capital expenditures                       (650)             (225)
Cash paid for acquisitions                                                      (651)              (61)
Issuance of notes receivable                                                    (103)              (12)
Repayments on notes receivable                                                   377               109
Disposal of Southern Company affiliates                                          (77)                -
Property insurance proceeds                                                        -                14
Dividends received from equity investments                                        75                11
Other                                                                              -                 -
                                                                          ----------------- -----------------
      Net cash used in investing activities                                   (1,029)             (164)
                                                                          ----------------- -----------------
Cash Flows from Financing Activities:
Payment of dividends to Southern Company                                           -              (450)
Proceeds from issuance of common stock                                            27                 -
Proceeds from issuance of short-term debt, net                                   130               651
Proceeds from issuance of long-term debt                                       3,044               213
Repayment of long-term debt                                                   (2,193)              (82)
Other                                                                             10               (11)
                                                                          ----------------- -----------------
      Net cash provided by financing activities                                1,018               321
                                                                          ----------------- -----------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                      19                (6)
                                                                          ----------------- -----------------
Net Increase in Cash and Cash Equivalents                                        173               368
Cash and Cash Equivalents, beginning of period                                 1,280               323
                                                                          ----------------- -----------------
Cash and Cash Equivalents, end of period                                    $  1,453          $    691
                                                                          ================= =================
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                          $    275          $    317
Cash paid (refunds received) for income taxes                               $    (27)         $    (53)
Business Acquisitions:
Fair value of assets acquired                                               $  1,002          $     61
Less cash paid                                                                   651                61
                                                                          ----------------- -----------------
      Liabilities assumed                                                   $    351          $      -
                                                                          ================= =================

The accompanying notes are an integral part of these condensed consolidated statements.
                                     9

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

     Basis of Accounting. These condensed consolidated financial statements should be read in conjunction with Mirant's audited 2000 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the entire year.

     Accounting Changes. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for Mirant's 2002 fiscal year or for business combinations initiated after July 1, 2001. Mirant is currently assessing the financial statement impact of both statements and has not yet determined the final impact.

     Effective January 1, 2001, Mirant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying condensed consolidated balance sheet at June 30, 2001.

     Concentration of Revenues. Revenues earned from Enron Corporation through the energy marketing and risk management operation approximated 24% and 19% of Mirant's total revenues for the three and six months ended June 30, 2001, respectively. Revenues earned from the California Department of Water Resources approximated 18% and 11% of Mirant's total revenues for the three and six months ended June 30, 2001, respectively. Revenues earned under Mirant's long-term power sales agreements with the Philippines' National Power Corporation approximated 19% and 21% of its total revenues for the three and six months ended June 30, 2000, respectively.

B.       Write-off of Assets

     Mirant, through its subsidiaries, has an 82.3% ownership interest in EDELNOR, a partially integrated electric utility engaged in the generation, transmission and marketing of electric power in the interconnected power grid in northern Chile. In December 1998, Mirant announced its intention to pursue the sale of its interest in EDELNOR. Mirant is currently in advanced discussions with interested parties with respect to a

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

sale transaction. Based on Mirant's current expectations as to the possible outcome of these negotiations, in the second quarter of 2001, the Company wrote off its remaining investment in EDELNOR of $88 million ($57 million after tax).

C.       Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The following table sets forth the comprehensive income for the three and six months ended June 30, 2001 and 2000 (in millions):

                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                               ------------------------    ---------------------
                                   2001          2000          2001      2000
                                   ----          ----          ----      ----
    Net income                   $  124         $  93         $  304    $  194
    Other comprehensive
      income (loss)                 441           (16)            50       (19)
                                  ------     ---------         ------  --------
    Comprehensive income         $  565         $  77         $  354    $  175
                                  ======     =========         ======   =======

     Accumulated other comprehensive loss consisted of the following, net of tax (in millions):


 Balance, December 31, 2000                                     $       (117)

 Other comprehensive income for the period:
   Transitional adjustment from adoption of SFAS No. 133                (310)
   Change in fair value of derivative instruments
                                                                         280
   Reclassification to earnings
                                                                         131
   Cumulative translation adjustment                                     (56)
   Share of affiliates OCI                                                 5
                                                                    --------
 Other comprehensive income                                               50
                                                                    --------
 Balance, June 30, 2001                                         $        (67)
                                                                    ========

     Mirant estimates that $88 million of net derivative after-tax gains included in OCI as of June 30, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts, foreign denominated contracts and interest payments are realized. Included in this net $88 million amount is $115 million of derivative after-tax gains related to physical forward sales and purchases of power that Mirant has entered into in order to hedge its North American forecasted power sales. The fair value of these contracts represents the difference between the prices at which the Company has contracted to sell electricity and the forward market prices as of June 30, 2001.

D.       Earnings Per Share

     Mirant calculates basic earnings per share by dividing the income available to common stockholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings per share for the three and six months ended June 30, 2001 and 2000 (in millions, except per share data) after giving effect to the stock split that occurred prior to the offering of common stock during

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2000. Diluted earnings per share for 2001 gives effect to stock options, as well as the assumed conversion of convertible trust preferred securities and related after tax interest expense addback to net income of approximately $3 million and $7 million for the three and six months ended June 30, 2001. Mirant had no potentially dilutive securities outstanding during the first six months of 2000.

     Pro forma earnings per share for the three and six months ended June 30, 2000 shown below gives effect to the Company's public offering of shares as though it had occurred for all periods, as well as to the conversion of Mirant's standard value creation plan ("VCP") units, the grant of new stock options and issuance of convertible trust preferred securities as though potentially dilutive for all periods. Net income has been increased by less than $1 million to take into account the stock appreciation right ("SAR") conversion for the three and six months ended June 30, 2000.


                                                  For the Three Months    For the Six Months Ended
                                                     Ended June 30,               June 30,
                                                  2001         2000          2001       2000
                                                 -------      -------       -------     -------
Income from continuing operations                $ 124        $ 86          $ 299       $ 181
Discontinued operations                              0           7              5          13
                                                 -------      -------       -------     -------
Net income                                       $ 124        $ 93            304       $ 194
                                                 =======      =======       =======     =======
Basic
-----
Weighted average shares outstanding               340.1        272.0         339.4       272.0
     Earnings per share from:
       Continuing operations                     $  0.36      $  0.32       $  0.88     $  0.67
       Discontinued operations                      0.00         0.02          0.02        0.04
                                                 -------      -------       -------     ---------
       Net income                                $  0.36      $  0.34       $  0.90     $  0.71
                                                 =======      =======       =======     =========
Diluted
-------
Weighted average shares outstanding               340.1         272.0        339.4        272.0
Shares assumed due to conversion of stock
  options and equivalents                           4.2             -          2.9            -
Shares assumed due to conversion of trust
  preferred securities                             12.5             -         12.5            -
                                                 -------      -------       -------     ---------
Adjusted shares                                   356.8         272.0        354.8        272.0
                                                 =======      =======       =======     =========
     Earnings per share from:
       Continuing operations                     $  0.36      $ 0.32        $  0.86     $  0.67
       Discontinued operations                      0.00        0.02           0.02        0.04
                                                 -------      -------       -------     ---------
       Net income                                $  0.36      $ 0.34        $  0.88     $  0.71
                                                 =======      =======       =======     =========

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                For the Three   For the Six
                                                Months Ended    Months Ended
                                                  June 30,         June 30,
                                                            2000
                                             -----------------------------------
Pro Forma Basic
Weighted average shares outstanding                  338.7           338.7
     Earnings per share from:
       Continuing operations                       $  0.25       $    0.53
       Discontinued operations                        0.02            0.04
                                                   -------       ---------
       Net income                                  $  0.27       $    0.57
                                                   =======       =========
Pro Forma Diluted
Weighted average shares outstanding                  338.7           338.7
Shares assumed due to conversion of stock
  options and equivalents                              1.0             1.0
Shares assumed due to conversion of trust
  preferred securities                                12.5            12.5
                                                   -------       ---------
Adjusted shares                                      352.2           352.2
                                                   =======       =========

     Earnings per share from:
       Continuing operations                       $  0.25            0.52
       Discontinued operations                        0.02       $    0.03
                                                   -------       ---------
       Net income                                  $  0.27       $    0.55
                                                   =======       =========

E.       Debt

On May 31, 2001, Mirant completed the issuance of $750 million of convertible senior debentures bearing an annual interest rate of 2.5%, subject to upward adjustment, commencing on June 15, 2004, depending on the market price of its common stock. The debentures mature on June 15, 2021 and have an initial conversion price of $67.95 per share based on the issue price of the debentures. Holders of the debentures have the right to require the Company to purchase all or a portion of their debentures on June 15, 2004, June 15, 2006, June 15, 2011 and June 15, 2016. We may repurchase such securities with cash or common stock, at our election, and intend to use cash for such purposes for securities of this nature. The net proceeds of $738.8 million from the sale of the debentures were used for general corporate purposes, including the repayment of short-term debt.

     As of June 30, 2001, the Company had four credit facilities: a $450 million revolving credit facility, a $100 million letter of credit facility, a $62 million term credit facility and a $426 million (initially $650 million) term credit facility. As of June 30, 2001, the Company had issued letters of credit in an aggregate amount of $221 million and $96 million, respectively, under the $450 million revolving credit facility and the $100 million letter of credit facility.

     As of June 30, 2001, Mirant was pursuing $2,250 million of new corporate revolving credit facilities, comprised of a $1,125 million 364-day credit facility and a $1,125 million 4-year credit facility. Funds from these new credit facilities will be used to finance interim working capital, support letters of credit, provide for general corporate purposes and replace existing credit facilities.

     As of June 30, 2001, the Company had $1,453 million of cash and cash equivalents. Of this amount, the parent level company held $401 million, primarily to fund payments associated with transition power agreements with PEPCO. The balance was held by various subsidiaries.

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In April 2001, Mirant Americas Energy Capital amended its existing unsecured line-of-credit facility to reduce its borrowing capacity by $25 million to $25 million. The facility bears interest based on the LIBOR plus 200 basis points. Interest is payable based on maturity of the chosen interest period. The outstanding borrowings were $25 million at an interest rate of 6.03% at June 30, 2001. The facility matures in March 2003.

     In May 2001, Mirant Americas Generation issued $1.75 billion in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $500 million of 7.625% senior notes due 2006, $850 million of 8.3% senior notes due 2011, and $400 million of 9.125% senior notes due 2031. The net proceeds from these notes were used to repay existing credit facilities as discussed in the following paragraph. Interest on the notes is payable semiannually beginning November 1, 2001. Mirant Americas Generation may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. Mirant Americas Generation has initiated an exchange offer under an effective registration statement pursuant to which it will exchange the notes for notes registered under the Securities Act.

     In May 2001, Mirant Americas Generation repaid amounts under its existing credit facilities with the proceeds of the issuance of the notes. Mirant Americas Generation repaid in full its $1.15 billion credit facility, which was scheduled to mature in October 2002. In addition, Mirant Americas Generation repaid amounts outstanding under its $250 million and $50 million revolving credit facilities. The commitments under its $250 million and $50 million revolving credit facilities, with an annual commitment fee of 17.5 basis point per annum, remain available through October 2004. Under the revolving credit facilities, Mirant Americas Generation may elect to borrow at a base rate or at LIBOR plus an applicable margin based on its credit rating at the date of borrowing. Interest is payable on the maturity of the chosen interest period. There were no outstanding borrowings under the revolving credit facilities at June 30, 2001.

     In addition, in May 2001, Mirant Americas Generation repaid $175 million on the $870 million acquisition facility. The $150 million working capital facility was also fully repaid although amounts have subsequently been drawn thereunder. Under these facilities, Mirant Americas Generation may elect to borrow at a base rate or at LIBOR plus an applicable margin based on its credit rating at the date of borrowing. The outstanding borrowings under the acquisition credit facility and the working capital facility were $695 million and $55 million, at interest rates of 5.03% and 4.80%, respectively, at June 30, 2001. Both the acquisition credit facility and the working capital facility mature in September 2002.

     In connection with the acquisition of an additional 18.8% interest in Bewag, one of Mirant's subsidiaries closed financing on approximately DM 1,350 million (approximately $587 million) of new bank credit facilities, the proceeds of which were used for repayment of existing credit facilities of approximately DM 1,015 million (approximately $441 million), to fund a portion of the purchase price for the additional shares and for working capital requirements.

F.       Financial Instruments

Risk Management Activities

     Mirant provides risk management services associated with the energy industry to its customers in the North American and European markets. These services are provided through a variety of exchange-traded energy contracts, forward contracts, futures contracts, option contracts and financial swap agreements.

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     These contractual commitments are presented as risk management assets and liabilities in the accompanying condensed consolidated balance sheet and are accounted for using the mark-to-market method of accounting. Accordingly, they are reflected at fair value in the accompanying condensed consolidated balance sheet. The net changes in their market values are recognized in income in the period of change.

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

     The volumetric weighted average maturities at June 30, 2001 were 1.5 years and 2.5 years for the North American portfolio and European portfolio, respectively. The net notional amount of the risk management assets and liabilities at June 30, 2001 was approximately 500,000 equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

     In addition, certain financial instruments that Mirant uses to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. Therefore, the fair values of these instruments are included in risk management assets and risk management liabilities. The fair values of Mirant's risk management assets and liabilities recorded in the condensed consolidated balance sheet as of June 30, 2001 are included in the following table (in millions):

                                                  Risk Management
                                              Assets          Liabilities
                                             -------          -----------
 Energy commodity instruments:
 Electricity                                 $1,964              $1,819
 Natural gas                                  2,118               2,110
 Crude oil                                       70                  70
 Other                                          125                 149
                                             -------          -----------
   Total                                     $4,277              $4,148
                                             =======          ===========

Derivative Hedging Instruments

     Mirant uses derivative instruments to manage exposures arising from changes in interest rates, commodity prices and foreign currency exchange. Mirant's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended June 30, 2001, $92 million of pre-tax derivative losses was reclassified to operating income, $5 million of pre-tax derivative losses was reclassified to interest expense, and $1 million of pre-tax derivative gains was reclassified to other income, net.
During the six months ended June 30, 2001, $225 million of pre-tax derivative losses was reclassified to operating income, $6 million of pre-tax derivative losses was reclassified to interest expense, and $9 million of pre-tax derivative gains was reclassified to other income, net. The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

arising from the settlement of the underlying physical transactions being hedged. During the three and six months ended June 30, 2001, $1 million of pre-tax gains arising from hedge ineffectiveness was recognized in operating income. The volatility and any ineffectiveness in these interim financial results are due to technical compliance with SFAS No. 133. The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

Interest Rate Hedging

     Mirant's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instrument.

Commodity Price Management

     Mirant enters into commodity financial instruments in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures and swaps. Where these derivatives are designated as cash flow hedges, the gains and losses are recognized in earnings in the same period as the settlement of the underlying physical transaction. Where these derivatives are not designated as cash flow hedges because they do not meet the hedge criteria under SFAS No. 133, the gains and losses resulting from the net change in market value are recognized in earnings in the period of change.

     At June 30, 2001, Mirant had a net derivative hedging asset of approximately $282 million related to these financial instruments. The fair value of its non-trading commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At June 30, 2001, Mirant had contracts that related to periods through 2003. The net notional amount of the commodity price management assets and liabilities at June 30, 2001 was 5 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, this amount is not a measure of market risk.

Foreign Currency Hedging

     Mirant uses cross-currency swaps and currency forwards to hedge its net investments in certain foreign subsidiaries. Gains or losses on these derivatives designated as hedges of net investments are offset against the translation effects reflected in OCI, net of tax.

     Mirant also utilizes currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. In addition, Mirant also utilizes cross-currency swaps that offset the effect of exchange rate fluctuations on foreign currency denominated debt and fixes the interest rate exposure. Certain other assets are exposed to foreign currency risk. Mirant designates currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. All of these hedging

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

strategies qualify as cash flow hedges, where gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings to the same revenue or expense category as the hedged transaction.

G.       Investments in Affiliates

     The following table sets forth certain summarized income statement information of Mirant's investments in 50% or less-owned investments accounted for under the equity method for the three and six months ended June 30, 2001 and 2000 (in millions):

                                              Three Months       Six Months
                                              Ended June 30,     Ended June 30,
      Combined Investments,
      Excluding CEMIG:                        2001     2000     2001        2000
                                              ----     ----     ----        ----
      Revenues                                $ 671   $ 995   $2,266     $ 2,196
      Operating income                          182     904      623       1,382
      Net income from continuing operations      98     149      394         335

CEMIG:

CEMIG financial information has not been released and is not available at the time of filing.

H.       Business Developments

     On May 16, 2001, Mirant's Lovett Unit 5 in New York experienced a boiler explosion, which rendered the unit inoperable. An investigation is ongoing to determine the cause and extent of the damage as well as an assessment of how long it will take to repair or replace the unit.

     On May 24, 2001, a subsidiary of Mirant entered into an agreement with the DWR to provide the state of California with 500 MW of electricity. Under the terms of the contract, which runs from June 1, 2001, to December 31, 2002, Mirant's subsidiary will provide energy during peak demand directly to the DWR from its energy portfolio.

     On June 1, 2001, Mirant began commercial operation of a 298-MW natural gas-fired unit, at its Zeeland, Michigan, power plant. Under the terms of an agreement with Engage Energy America, Mirant will provide power from this unit to that company to help meet growing electricity needs in Michigan and the upper Midwest.

     On June 13, 2001, Mirant began commercial operation of a 248-MW natural gas-fired, combined-cycle unit at its Bosque County, Texas, power plant, marking the second phase of the plant. The first phase of the plant, which includes two simple-cycle peaking units, produces approximately 154 MW each and began commercial operation in June 2000. The total output for the Bosque facility is approximately 556 MW. Mirant will provide power from the new units to help meet the growing electricity needs in north Texas and will market the electricity through its risk management and marketing operation.

On June 29, 2001, Mirant completed the acquisition of a 40% stake in the five-member Norwegian industrial consortium Industrikraft Midt-Norge. Through this venture, Mirant plans to participate in the construction, financing and operation of a proposed 800-MW power plant in Skogn, Norway. Construction

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

could begin as early as 2002, with anticipated start-up of the first turbine in 2004. Over time, Mirant's investment is expected to total approximately $80 million to $85 million U.S. dollars.

     On June 28, 2001, Mirant purchased an additional 18.8% interest in Bewag for approximately $448 million. Bewag is an electric utility serving over 2 million customers in Berlin, Germany. This additional purchase gives Mirant a 44.8% ownership position in Bewag and joint control of the company with Hamburgische Electricitaets-Werke AG. A shareholders agreement is currently being negotiated pursuant to the terms of the arbitration settlement that was reached in May 2001. Mirant has also commenced discussions with Vattenfall and the City of Hamburg on the possible combination of Bewag, Hamburgische Electricitaets-Werke AG ("HEW"), Vereinigte Energiewerke AG ("VEAG") and Lausitzer Braunkohle AG ("Laubag").

I.       Commitments and Contingent Matters

Litigation and Other Contingencies

California:

Reliability-Must-Run Agreements: Mirant's subsidiaries acquired generation assets from PG&E in April 1999, subject to reliability-must-run agreements. These agreements allow the CAISO, under certain conditions, to require certain of Mirant's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant assumed these agreements from PG&E prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant by the CAISO under the reliability-must-run agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant for the period from June 1, 1999 through December 31, 2001. On June 7, 2000, the administrative law judge presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant appealed the administrative law judge's decision to the FERC. The outcome of this appeal cannot be determined. A final FERC order in this proceeding may be appealed to the Ninth Circuit U.S. Court of Appeals.

     If Mirant is unsuccessful in its appeal of the administrative law judge's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of June 30, 2001 would have been approximately $173 million; however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund. If Mirant is unsuccessful in its appeal, Mirant plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the administrative law judge's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant cannot provide assurance that it will be successful.

     In 2001, the CAISO failed to pay a total of approximately $19.6 million to Mirant's subsidiaries under the reliability-must-run agreements assumed by Mirant from PG&E. Mirant has submitted notices of default

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     to the CAISO. Payments have been received for amounts that became due following PG&E's April 6, 2001 petition for bankruptcy.

Defaults by SCE and PG&E: On January 16 and 17, 2001, Southern California Edison's ("SCE") and PG&E's credit and debt ratings were lowered by Moody's and S&P to "junk" or "near junk" status. On January 16, 2001, SCE indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the PX and a $151 million payment due to a qualifying facility.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the DWR authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and PG&E. The CAISO and PX have not paid the full amounts owed to Mirant's subsidiaries for power delivered to the CAISO and PX in prior months; and the CAISO is expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and PG&E for deliveries to their customers. Mirant bears the risk of nonpayment by the CAISO, the PX and the DWR for power purchased by the CAISO, the PX or the DWR.

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

     On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh to be applied to both the PX and CAISO markets, which would allow bids above $150/MWh to be accepted, but would subject such bids to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (b) elimination of the requirement that the California utilities sell into and buy from the PX, (c) establishment of independent non-stakeholder governing boards for the CAISO and the PX, and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. In the November 1 Order, the FERC established October 2, 2000, the date 60 days after the filing of the SDG&E complaint, as the "refund effective date".

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Under the November 1 Order, rates charged for service after that date through December 31, 2002 would remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that Act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period.

     On December 15, 2000, the FERC issued a subsequent order that affirmed in large measure the November 1 Order (the "December 15 Order"). The December 15 Order also required generators to provide weekly reports of sales above the "soft" price cap of $150/MWh. Various parties filed requests for administrative rehearing and for judicial review of aspects of the FERC's December 15 Order.

     On March 9, March 16, April 16, May 16 and June 15, 2001, the FERC ordered that certain transactions into the CAISO and California Power Exchange markets have not been shown to be just and reasonable. The order determined that potential refunds would be appropriate for certain transactions in these markets above a "proxy market price" specified during a CAISO-declared Stage 3 Emergency, absent additional price or cost justification by jurisdictional sellers. These sellers, including Mirant California, Mirant Delta and Mirant Potrero were required to determine whether to provide refunds of costs above the proxy market price or to provide justification of prices to the FERC. Various parties have requested an administrative rehearing of the FERC March 9 order.

     The FERC has issued proxy market price orders for the months of January, February, March, April and May 2001. The potential refund exposure for Mirant for January, February, March and May was approximately $3 million. The proxy market price for April was not applicable to any sales made. Mirant has provided additional price justification for the transactions in January, February and March that were subject to refund. Mirant cannot give any assurances that the FERC will accept the justification and decline to order refunds of some or all of these amounts.

     On April 6, 2001, the CAISO filed a proposed market stabilization plan at the FERC. On April 11, 2001, Mirant California, Mirant Delta and Mirant Potrero provided additional price justification for the transactions in January and February that were subject to refund. Mirant cannot give assurances that the FERC will accept the justification and decline to order refunds of some or all of these amounts. On April 16, 2001, the FERC issued a proxy price for March 2001 of $300/MWh. The total refund exposure to Mirant for the month was less than $100,000. On April 26, 2001, the FERC issued an order adopting a market monitoring and price mitigation plan by its staff. The April 26 order provides for price mitigation in all hours in which power reserves fall below 7.5 percent, a level that corresponds to the CAISO's Stage 1 emergency. In these hours, the FERC will use a formula based on the marginal costs of the highest-cost generator called on to run to determine the overall market-clearing price. In the event that a generator sells power at prices higher than the formula price set by the FERC, the generator is required to submit data to the FERC within seven days to justify the higher price. The April 26 order also provides for: (a) increased coordination and control of generation plan outages by the CAISO, (b) all in-state generation, including generation owned by sellers not subject to the FERC's jurisdiction, to offer all available power for sale in real time, (c) load-serving public utilities to establish by June 1, 2001 demand response mechanisms identifying the price at which load would be curtailed, (d) the FERC to continue to monitor closely behavior of market participants, including bidding behavior and plant outages, (e) interested parties to file comments on whether the CAISO should be required to institute, on a prospective basis, a surcharge on power sales to cover payments due to generators by the California utilities, and (f) the FERC to institute an investigation under
Section 206 of the Federal Power Act into the rates, terms and conditions of certain short-term wholesale power sales in the western markets outside of California. According to the order, this mitigation program became effective on May 29, 2001, and will terminate no later than one year after the effective

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

date. In addition, the order identified certain prohibited bidding practices by entities having market rate authority (which would include certain of Mirant's subsidiaries) and has stated that it would impose sanctions on entities that engage in the prohibited practices. The effects of this FERC order are not yet known by Mirant.

Western Power Market Investigations: The CPUC and the California Attorney General's office have each launched investigations into the California energy markets that have resulted in the issuance of subpoenas to several of Mirant's entities. The CPUC issued one subpoena to Mirant's entities in mid-August 2000 and one in September 2000. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Despite various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by the CPUC and the Attorney General throughout this process.

     On March 14, 2001, the California Senate announced the formation of a committee to investigate alleged manipulation in the state electricity and natural gas markets. Mirant has received document requests in this investigation and has been asked to make a presentation to the committee.

     On April 13, 2001, Reliant Energy, Inc. filed suit in the Los Angeles Superior Court against the Attorney General regarding the confidentiality of the sensitive information requested. Mirant joined that suit on April 18, 2001. Also on April 18, 2001, the Attorney General filed suit against the Company in the San Francisco Superior Court seeking to compel it to produce documents in the investigation.

     Additionally, investigations have also been launched by the Attorney General's office for the State of Washington and the Oregon Department of Justice. These offices issued subpoenas requesting information in connection with their investigations on June 4 and 8, 2001, respectively. Each of these subpoenas imposes additional compliance costs on Mirant or its subsidiaries. Additionally, with regard to the California Senate investigation, Senator Dunn, a California State Senator, announced on May 3, 2001 that he had invited the California Attorney General, as well as the District Attorneys from across the state to "collaborate" with the Senate Select Committee's investigation. To Mirant's knowledge, only the San Joaquin District Attorney has accepted the invitation, and the San Joaquin District Attorney's office used Dunn's announcement as a venue to disclose that it had opened its own criminal investigation into the wholesale energy markets on April 11, 2001. On June 12, 2001, Mirant received a subpoena from the California Senate formalizing its earlier information request to it. Despite various measures taken to protect the confidentiality of sensitive information produced to the various agencies involved in western United States power market investigations, there remains a risk of governmental disclosure of confidential, proprietary and trade secret information obtained by these agencies throughout the investigative process.

     While Mirant will  vigorously  defend against any claims of potential civil
liability  or  criminal   wrongdoing   asserted   against  the  Company  or  its
subsidiaries, the results of such investigations cannot now be determined.

California Rate Payer Litigation: Six lawsuits have been filed in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta, Mirant Potrero, and Southern, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

electricity prices in California. Four of the suits seek class action status. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more that $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern as a defendant, it appears that the allegations, as they may relate to Southern and its subsidiaries, are directed to activities of Mirant's subsidiaries. One such suit names Mirant Corporation itself as a defendant.
Southern has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs Mirant's separation from Southern, and Mirant has undertaken the defense of all of the claims. The final outcome of the lawsuits cannot now be determined.

On June 8, 2001, the Judicial Panel on Multidistrict Litigation ruled that People of the State of California v. Dynegy, et al, Gordon v. Reliant Energy, Inc., et al, Hendricks v. Dynegy Power Marketing, Inc. et al, Sweetwater Authority, et al v. Dynegy, Inc., et al Bustamante, et al v. Dynegy, Inc., et al and Pier 23 Restaurant v. PG&E Energy Trading, et al should be consolidated for purposes of pretrial proceedings. The final outcome of the lawsuits cannot now be determined.

CAISO Claim before the FERC: The CAISO asserted in a March 22, 2001 filing at the FERC that sellers in the California wholesale electricity market have, as a group, charged amounts in the period from May 2000 through February 2001 that exceeded just and reasonable charges by an amount in excess of $6 billion. The CAISO also asserted that during that period generators in California bid prices into the CAISO real time markets that exceeded just and reasonable amounts by approximately $505 million in the aggregate, of which a single generator (subsequently identified in a news report as Mirant Corporation) was alleged by the CAISO to have overcharged by approximately $97 million.

     On June 7, 2001, the CAISO filed a motion with the FERC to revoke the market-based rate authority issued by the FERC to several of Mirant's subsidiaries engaged in the California market. The CAISO also requested that the FERC order refunds for sales dating back to May 1, 2000, and that the FERC investigate whether Mirant exercised market power prior to May 1, 2000. If this motion were to be fully approved, it would subject the applicable subsidiaries to cost-based rates under the FERC's jurisdiction. While Mirant does not believe that the CAISO will gain full approval of its motion, Mirant cannot currently predict what action the FERC will take, if any or what impact the CAISO's motion will have on its operations. Mirant cannot predict the outcome of these proceedings at this time.

Consumers Union Complaint: On June 15, 2001, the Consumers Union of U.S., Inc. filed a petition at the FERC requesting immediate action to protect consumers against unjust and unreasonable charges for electricity in the western United States, including (1) immediate suspension of market-based rate authority for all sellers subject to the FERC's jurisdiction, (2) the requirement of seller to make cost of service filings with the FERC, (3) the determination of just and reasonable rates for sellers based on their cost of service and (4) the ordering of refunds for any unjust or unreasonable rates and charges. On July 16, 2001, several of Mirant's subsidiaries filed a response to the petition, arguing that the petition should be dismissed. Mirant cannot determine at this time what action, if any, the FERC will take with respect to this complaint.

Environmental Suit and Notice of Intent to File Suit: On June 19, 2001, a Clean Air Act citizen suit was filed in the United States District Court for the Northern District of California by Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, against Mirant and the Bay Area Air Quality Management District, alleging violations of federal permitting
                                       22

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

requirements resulting from Mirant's Potrero peaking units exceeding permit limits on total annual hours of operation. The lawsuit also alleges that the District's agreement with Mirant implementing Executive Orders of the Governor of California and allowing operation of the Potrero peaking units beyond their permitted operating hours (under limited conditions specified in the agreement) violates the California Environmental Quality Act ("CEQA"). Also on June 19, 2001, the City and County of San Francisco filed a similar suit in the same court against Mirant only, and excluding the CEQA allegations. EPA Region 9 has issued an Administrative Order on Consent in recognition of Mirant's agreement with the District and specifying a compliance schedule. The suits seek an injunction preventing operation of the units, federal civil penalties of up to $27,500 per day per violation, state civil penalties of $2,500 for each act of unfair competition, disgorgement of any profits obtained through unfair business practices and invalidation of the agreement between Mirant and the District.

     On June 19, 2001, Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, collectively, and the City and County of San Francisco, each delivered to Mirant a Notice of Intent to File Suit Under the Clean Air Act. These notices state that on 60 days from June 19, the parties will file Clean Air Act citizen suits against Mirant alleging violations of the California State Implementation Plan, the Title V operating permit for the Potrero facility, and federal permitting requirements for modified facilities. These violations are alleged to result from operation of the Potrero peaking units beyond their permit limits on total annual hours of operation. The parties state that they seek injunctive relief, penalties and costs of litigation if the matters are not resolved within the 60-day period. On June 26, 2001, Mirant filed with the FERC an Emergency Request for clarification seeking confirmation by the FERC that the Potrero jets are exempt from the FERC's "must run" requirements, once they exceed their permitted operating limits.

FERC Settlement Conference: On June 19, 2001, the FERC issued an order on rehearing of its April 26 order. The June 19 order affirmed many of the key provisions of the April 26 order, but also broadened the scope of that order to include all spot market sales in markets throughout the Western System Coordinating Council ("WSCC"). The price mitigation plan to be implemented pursuant to the June 19 order became effective June 20, 2000, and extends until September 30, 2002. Under the June 19 order, the FERC retained the use of a single market clearing price for sales in the CAISO's spot markets in reserve deficiency hours (i.e., when reserves are below 7 percent in California), as well as the requirement that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. However, the FERC revised the method for calculating the market clearing price, specifying that: (a) generation unit owners must submit bids during reserve deficiencies that are no higher than the seller's marginal gas costs plus variable O&M costs set at $6/MWh; (b) generation unit owners may not reflect start-up fuel and emissions costs in the energy price, but must invoice the CAISO separately for these costs, which the CAISO will recover through a newly-imposed system-wide charge; (c) the ability to cost-justify a higher price is available only to generation owners; marketers may not bid above the market clearing price; and (d) the CAISO must add 10 percent (the "adder") to the market clearing price paid to generators for all prospective sales in its markets to reflect credit uncertainty. The adder will not be reflected in the market price for the rest of the WSCC.

     The June 19 order also extended the FERC's price mitigation regime to the rest of the WSCC and to non-reserve deficiency hours. For spot market sales outside the CAISO single price auction (i.e., bilateral sales in California and sales in the balance of the WSCC), the June 19 order provides that sellers will receive the price they negotiate, up to the CAISO spot market price, and that all public and non-public utilities in the remainder of the WSCC must offer in the spot market of their choosing any non-hydroelectric resource whether owned or under contract to the extent the output is not scheduled for delivery in the hour.

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In all non-reserve deficiency hours (i.e. when reserve levels in the CAISO exceed 7 percent), the June 19 order provides that the market clearing price within California and throughout the WSCC will be set at percent of the highest CAISO hourly market clearing price established during the most recent reserve deficiency period. This price will remain in place until reserves fall below 7 percent and a new price is set.

     In addition, the June 19 order called for a settlement conference to address any and all issues concerning the California markets, including payment for past due amounts, refunds related to past periods, and creditworthiness issues. In accordance with the June 19 order, the FERC's Chief Administrative Law Judge convened a 15-day settlement conference on June 25. Parties in the SDG&E complaint proceeding, the State of California and other interested parties participated in the settlement conference. The parties were unable to reach settlement on the issues at the settlement conference.

Proposed Windfall Profits Tax: Proposals for a windfall profits tax have been introduced in the California Assembly and Senate and have been approved by the Revenue and Taxation Committee of the State Senate. Mirant cannot predict the outcome of this proposal at this time. Enactment of a windfall profit bill could cause Mirant to reevaluate its business case in California.

Pacific Gas & Electric Bankruptcy: On April 6, 2001, PG&E filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant by PG&E.

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

     As of June 30, 2001, the total amount owed to Mirant by the CAISO and the PX was $353 million. The total amount of provisions made during 2000 and 2001 in relation to uncertainties in the California power market was $295 million.

New York Independent System Operator Automatic Mitigation Plan:

     On June 28, 2001, the FERC authorized the NYISO to implement a procedure until October 31, 2001, that could result in the automated mitigation of bids in the NYISO day-ahead market that exceed certain pre-defined thresholds (the "AMP"). Bids subject to mitigation under the AMP could be replaced by pre-determined reference bids determined by the NYSIO pursuant to its general market monitoring and mitigation authority. The AMP could negatively impact Mirant, though the nature and extent of possible harm to Mirant is currently not known.

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Mobile Energy Services Company, L.L.C. ("Mobile Energy"):

     Mobile Energy is the owner of a facility that generates electricity, produces steam and in the past processed black liquor as part of a pulp and paper complex in Mobile, Alabama. On January 14, 1999, Mobile Energy and Mobile Energy Services Holdings, Inc., which guaranteed debt obligations of Mobile Energy, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Alabama, seeking protection under Chapter 11 of the United States Bankruptcy Code. Southern has guaranteed certain potential environmental and certain other obligations of Mobile Energy that represent a maximum contingent liability of $19 million as of June 30, 2001. A major portion of the maximum contingent liability escalates at the rate equal to the producer price index. As part of its separation from Southern, Mirant has agreed to indemnify Southern for any obligations incurred under such guarantees.

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

Companhia Energetica de Minas Gerais ("CEMIG"):

     In September 1999, the State of Minas Gerais, Brazil, filed a lawsuit in a state court seeking temporary relief against exercising voting rights of SEB, of which Mirant holds a 25% indirect economic interest, under the shareholders' agreement, between the State and SEB regarding SEB's interest in CEMIG, as well as a permanent rescission of the agreement. On March 23, 2000, a state court in Minas Gerais ruled that the shareholders agreement was invalid. SEB has filed an appeal to the State of Minas Gerais court of appeal. Mirant believes that this is a temporary situation and expects that the shareholders agreement will be fully restored. Failure to prevail in this matter has limited Mirant's influence on the daily operations of CEMIG. However, SEB continues to have 33% of the voting shares of CEMIG and holds 4 of 11 seats on CEMIG's Board of Directors. The significant rights SEB would lose relate to supermajority rights and the right to participate in the daily operations of CEMIG. SEB obtained financing from BNDES for approximately 50% of the total purchase price of the CEMIG shares which is secured by a pledge of its shares in CEMIG. The temporary suspension of the shareholders agreement has adversely impacted SEB's influence over the performance of the company and the remuneration of the shareholders.

     In addition to the matters discussed above, Mirant is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on its results of operations or financial position.

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Commitments and Capital Expenditures

     Mirant  has  made  firm  commitments  to  buy  materials  and  services  in connection with its ongoing operations and planned expansion and has made financial guarantees relative to some of its investments. The material commitments are as follows:

Energy Marketing and Risk Management Activities

    Mirant has approximately $421 million of trade credit support commitments related to its energy marketing and risk management activities as of June 30, 2001, a decrease of $456 million from December 31, 2000.

Mirant has a guarantee related to Brazos Electric Power Cooperative, Inc. of $65 million at June 30, 2001, a decrease of $5 million from December 31, 2000. In addition, it has a guarantee related to Pan Alberta Gas, Ltd. of $64 million as of June 30, 2001.

     Mirant along with Vastar has issued certain financial guarantees made in the ordinary course of business, on behalf of the Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant has agreed to indemnify BP Amoco, Vastar's parent company, against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At June 30, 2001, such guarantees amounted to approximately $176 million.

          Periodically, the Company's energy marketing and risk management subsidiaries also grant options with terms of less than three days for fixed-price, commodity-based contractual commitments. There is no market for "firm quotes held open," and these options were issued without cost. The Company's energy marketing and risk management subsidiaries had no such amounts available under these quotes at June 30, 2001.

Turbine Purchases and Other Construction-Related Commitments

     Mirant, along with its subsidiaries, has entered into agreements to purchase 83 turbines and equipment packages to support ongoing and planned construction efforts. Mirant also has options to purchase an additional 29 turbines and equipment packages. Minimum termination amounts under all purchase contracts were $204 million at June 30, 2001. At June 30, 2001, total amounts to be paid under the agreements if all turbines and equipment packages are purchased as planned are estimated to be $1,798 million. At June 30, 2001, other construction-related commitments totaled $502 million.

     In addition to these commitments, certain of Mirant's subsidiaries have assigned purchase contracts for ten turbines and nine engineered equipment packages ("power islands") to two separate third-party owners. As part of these assignments, Mirant's subsidiaries have entered into agency agreements with the respective third-party owners whereby Mirant is required to manage procurement of all of this equipment. Under the agency agreements, Mirant maintains purchase options for each individual turbine and power island, which may be assigned to other third parties. In addition to the purchase options under the agreements, Mirant also maintains options to lease the turbines and the power islands. If upon the end of the respective terms of the agreements Mirant has failed to exercise either its purchase options or lease options for each turbine and power island, Mirant may participate in the re-marketing of this equipment. In the event that the equipment is remarketed, Mirant has guaranteed the recovery of approximately 89.9 percent of certain equipment procurement costs, of which approximately $77 million was incurred as of June 30, 2001. Additionally, if Mirant had elected to exercise its purchase options with respect to all of the turbines and power islands and

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

to terminate the procurement contracts at June 30, 2001, minimum termination amounts under the turbine and power island procurement contracts would have been $98 million.

     In June 2001, Mirant entered into an air permit guarantee and a waste water discharge permit guarantee in connection with a loan agreement between Perryville Energy Partners, LLC ("Perryville") and a financial institution. Under these guarantee agreements, the Company guaranteed the debt payments under the loan agreement if Perryville does not obtain or achieve necessary air and waste water discharge permit compliance. The Company has a 50% ownership interest in Perryville. Perryville began to commercially operate a 157-megawatt, natural gas-fired, simple-cycle unit in Louisiana in July 2001 and is constructing a 568-megawatt natural gas-fired combined cycle unit that is expected to be completed in 2002. At June 30, 2001, the outstanding balance under the loan agreement was approximately $111 million. Mirant has entered into a separate agreement with Cleco Midstream Resources, LLC ("Cleco"), who holds the remaining 50% ownership interest in Perryville, under which it is compensated for providing the loan agreement guarantees on behalf of Cleco.

Long-Term Service Agreements

     The Company, through various subsidiaries, has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine or combined-cycle generating plants. These agreements may be terminated in the event a planned construction project is cancelled. At June 30, 2001, the total estimated commitment for completed and in process construction projects was $262 million, and the total estimated commitment if all turbines are purchased as planned is $2,253 million.

Long-Term Purchase Power Agreement

     In April 2001, the Company entered into a long-term power purchase agreement with Perryville, which expires in December 2022, under which it will receive all the generation output of the Perryville facility for a monthly reservation charge. The total estimated minimum commitment under this agreement over the life of the agreement is approximately $924 million.

Operating Leases

     Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $32 million and $4 million during the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001, estimated minimum rental commitments for non-cancelable operating leases were $3,411 million.

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
    J. Segment Reporting

The Company's principal business segments primarily relate to the geographic areas in which the Company conducts business: the Americas Group, the Asia-Pacific Group and the Europe Group. The other reportable business segment is Corporate.

                            Financial Data by Segment
                For the Three Months Ended June 30, 2001 and 2000

                                                                                                      Corporate and
                                              Americas           Europe          Asia-Pacific     Eliminations     Consolidated
                                       ----------------------------------------------------------------------------------------
                                           2001     2000     2001     2000      2001     2000    2001    2000     2001     2000
                                                                           (in millions)
Operating Revenues:
 Generation and energy marketing        $7,605     $ 389    $ 46     $ (2)    $ 126     $123   $  -    $  -   $ 7,777    $ 510
 Distribution & integrated utility
   revenues                                144        43       -       81         -        -      -       -       144      124
 Other                                       2         -       -        -         5        3      -       3         7        6
                                      --------- --------- ------- -------- --------- --------- ----- ------- ---------- -------
  Total operating revenues               7,751       432      46       79       131      126      -       3     7,928      640

Operating Expenses:
 Cost of fuel, electricity and
   other products                        7,079       235      46        6         2        -      -       -     7,127      241
 Depreciation and amortization              63        23       -       17        32       32      1       -        96       72
 Other operating expenses                  378        90      13       46        34       32     28      18       453      186
                                      --------- --------- ------- -------- --------- --------- ----- ------- ---------- -------
  Total operating expenses               7,520       348      59       69        68       64     29      18     7,676      499
                                      --------- --------- ------- -------- --------- --------- ----- ------- ---------- -------
 Operating Income (Loss)                   231        84     (13)      10        63       62    (29)    (15)      252      141

Other Income (Expense):
 Interest expense, net                     (47)      (35)     (5)     (27)      (24)     (24)   (33)    (24)     (109)    (110)
 Equity in income of affiliates              5         8      29       14        13       14      -       -        47       36
 Other                                      (2)        3       3        7         1       19      3       4         5       33

Income (Loss) From Continuing
 Operations
 Before Income Taxes and Minority     --------- --------- ------- -------- --------- --------- ----- ------- ---------- -------
 Interest                                  187        60      14        4        53       71    (59)    (35)      195      100

Provision (benefit) for income taxes        84        23     (10)      (5)        -       (2)   (19)    (15)       55        1
Minority interest                            3         6       -       (3)        8        9      5       1        16       13
                                      --------- --------- ------- -------- --------- --------- ----- ------- ---------- -------
 Income (Loss) From Continuing
   Operations                              100        31      24       12        45       64    (45)    (21)      124       86

Income From Discontinued Operations,
Net of Tax Benefit                           -         -       -        -         -        -      -       7         -        7
                                      --------- --------- ------- -------- --------- --------- ----- ------- ---------- -------
 Net Income (Loss)                      $  100     $  31    $ 24     $ 12     $  45     $ 64   $(45)   $(14)  $   124    $  93
                                      ========= ========= ======= ======== ========= =============== ======= ========== =======




                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                            Financial Data by Segment
                 For the Six Months Ended June 30, 2001 and 2000

                                                                                                     Corporate and
                                              Americas            Europe          Asia-Pacific      Eliminations     Consolidated
                                      -------------------------------------------------------------------------------------------
                                           2001     2000      2001    2000      2001     2000     2001     2000     2001     2000
                                                                         (in millions)
Operating Revenues:
   Generation and energy marketing    $ 15,658    $ 629     $  10     $ (2)    $ 249   $  246    $   -   $   -   $ 15,917  $ 873
   Distribution & integrated utility
     revenues                              180       83         -      192         -        -        -       -        180    275
   Other                                     2        -         -        -        11        6        -       5         13     11
                                      ---------- -------- --------- -------- --------   ------ -------- ------- ---------- ------
   Total operating revenues             15,840      712        10      190       260      252        -       5     16,110  1,159

Operating Expenses:
  Cost of fuel, electricity and
     other product                      14,447      380        57       16         4        -        -       -     14,508    396
  Depreciation and amortization            117       49         -       41        65       65        2       -        184    155
  Other operating expenses                 727      168        22       71        61       30       77      29        887    298
                                      ---------- -------- --------- -------- --------   ------ -------- ------- ---------- ------
  Total operating expenses              15,291      597        79      128       130       95       79      29     15,579    849
                                      ---------- -------- --------- -------- --------   ------ -------- ------- ---------- ------
Operating Income (Loss)                    549      115       (69)      62       130      157      (79)    (24)       531    310

Other Income (Expense):
  Interest expense, net                    (86)     (69)       (9)     (54)      (49)     (52)     (58)    (43)      (202)  (218)
  Equity in income of affiliates            11        4        92       28        23       31        -       -        126     63
  Other                                      6        8         1        8        11       19        3       4         21     39

Income (Loss) From Continuing
  Operations Before Income Taxes
  and Minority Interest               ---------- -------- --------- -------- --------   ------ -------- ------- ---------- ------
                                           480       58        15       44       115      155     (134)    (63)       476    194
Provision (benefit) for income taxes       203       29       (33)     (22)        3      (10)     (26)    (27)       147    (30)
Minority interest                            4        1         -       23        16       18       10       1         30     43
                                      ---------- -------- --------- -------- --------   ------ -------- ------- ---------- ------
Income (Loss) From Continuing
     Operations                            273       28        48       43        96      147     (118)    (37)       299    181

Income From Discontinued Operations,
     Net of Tax Benefit                      -        -         -        -         -       -         5      13          5     13
                                      ---------- -------- --------- -------- --------   ------ -------- ------- ---------- ------
Net Income (Loss)                     $    273    $  28     $  48     $ 43     $  96   $  147    $(113)  $ (24)  $    304  $ 194
                                      ========== ========= ======= ========== ========   ====== ======== ======= ========== =====




                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  Selected Balance Sheet Information by Segment
                                At June 30, 2001

                                                                                      Corporate and
                                     Americas        Europe        Asia-Pacific       Eliminations       Total
                                     ---------      ---------     ---------------   ------------------ -------------
                                                                        (in millions)
Current assets                         $9,024          $ 208               $ 864        $ 48            $ 10,144

Property, plant & equipment,
  including leasehold interest          4,424              2               1,826         107               6,359

Total assets                           20,233          2,032               4,627        (556)             26,336

Total debt                              3,524            569               2,141       1,758               7,992

Common equity                           3,625          1,224               1,824      (2,150)              4,523






                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

K.       Subsequent Events

     On July 1, 2001, the Company began commercial operation of a 157-MW natural gas-fired simple-cycle unit at its Monroe, Louisiana power plant site. This is the first phase of the project. The second phase, expected to begin commercial operation in June 2002, includes a 568-MW combined-cycle unit. The project was financed by a group of banks under a $300 million project financing which closed on June 7, 2001. The project is jointly owned on a 50/50 basis with Cleco Corporation.

     On July 12, 2001, the Chief Judge issued a recommendation to the FERC, which included a proposed methodology for the FERC to adopt to issue refunds for sales into the CAISO and PX markets, as well as a 60-day hearing procedure to determine the appropriate amount of refunds for each jurisdictional seller. On July 12, Mirant filed comments on the Chief Judge's recommendation, and on July 19, also filed a request for rehearing of the June 19 order.

     On July 12, 2001, as comments to the Chief Judge's recommendation, the California Attorney General, the California Electricity Oversight Board, the county of Los Angeles, the California Public Utilities Commission, and SDG&E filed a Motion for Refunds at the FERC, requesting the FERC to order refunds for the CAISO, PX, and bilateral markets back to May 1, 2000. On July 25, 2001, the FERC ordered a hearing to be held to determine refund amounts (and offsets) for certain sales into the CAISO and California PX from October 2, 2000 through June 20, 2001, based upon the methodology recommended by the presiding Administrative Law Judge.

     On July 19, 2001, SEB, of which Mirant owns a 25% indirect economic interest, and BNDES executed an amendment revising the terms to the existing loan agreement including a favorable adjustment to the payment terms for 2001 and 2002.

     On July 20, 2001, the California Senate passed SB 78xx, which is intended to restore the creditworthiness of SCE through various mechanisms, including the issuance of bonds and a dedicated rate component for repayment. However, the Bill does not provide for repayment of amounts owed to power suppliers in California other than qualifying facilities. SB78xx and similar other forms of legislation currently are pending at the California Assembly. Mirant cannot predict whether, or in what form, legislation will be passed to affect SCE's creditworthiness, or whether such legislation would provide for the payment of amounts owed to power suppliers such as its subsidiaries.

     On July 17, 2001, Mirant closed $2,250 million of new corporate revolving credit facilities, comprised of a $1,125 million 364-day revolving credit facility and a $1,125 million 4-year credit facility. Funds from the new revolving credit facilities will be used to replace existing credit facilities, finance interim working capital, support letters of credit and provide for general corporate purposes.

      On July 19, 2001, SEB, of which Mirant owns a 25% economic interest, and BNDES executed an amendment revising the terms to the existing loan agreement, including a favorable adjustment to the payment terms for 2001 and 2002.

     Mirant has used the new revolving credit facilities to repay indebtedness and to cancel certain other credit facilities. On July 20, 2001, Mirant repaid a $62 million term loan facility. On July 23, 2001, Mirant repaid the balance of $426 million plus interest and cancelled the commitment under its $650 million credit facility. Additionally, Mirant expects to transfer letters of credit totaling $96 million under an existing $100 million letter of credit facility to the new 4-year credit facility. When these letters of credit are transferred, Mirant anticipates canceling the $100 million letter of credit facility.

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In response to the Company's emergency request for clarification filed with the FERC concerning the Potrero jets the FERC , on July 25, 2001, issued an order confirming that Mirant is not required to run its Potrero jets if doing so would cause it to not be in compliance with its environmental permits.

     In July 2001, Mirant entered into an agreement to acquire a 97.5% ownership interest in EcoElectrica Holdings Ltd. ("EcoElectrica"), a 540-MW, liquefied natural gas ("LNG")-fired, combined-cycle cogeneration facility, a desalination facility and a LNG facility located in Penuelas, Puerto Rico. The purchase price is approximately $586 million plus the assumption of liabilities of approximately $700 million subject to applicable regulatory approvals. The acquisition is expected to be closed in the third quarter of 2001. The facility began commercial operations in March 2000. The Puerto Rico Electric Power Authority ("PREPA") purchases power from EcoElectrica pursuant to a long-term power purchase agreement that extends through March 2022. Under this agreement, PREPA is obligated to purchase up to 507 MW of energy and capacity from EcoElectrica. The EcoElectrica facility has the ability to sell up to 46 MW of its spinning reserve capacity and, in addition, may sell LNG that is in excess of its requirements to other third parties. In addition, Mirant acquired the rights to a twenty-year tolling services agreement for the unloading, storing, redelivery and vaporization of LNG, as well as access to excess capacity in the facility's LNG terminal, storage tank and vaporizers. EcoElectrica has also entered into a LNG purchase agreement, which extends until 2019, which provides for the purchase of an annual contract quantity equal to nine gamma standard cargoes.

     On July 30, 2001, the United States District Court for the Southern District of San Diego remanded the California electricity cases currently assigned to it (all of the cases except Bustamante, which is pending assignment to the same judge) to the superior courts of the State of California based upon an absence of federal question jurisdiction. Mirant cannot predict the outcome of these cases.

On August 2, one of Mirant's subsidiaries repaid an existing loan, including interest, of approximately DM62 million ($27 million) in connection with the acquisition of an additional 18.8% interest in BEWAG.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

OVERVIEW

     We are a global competitive energy company with leading energy marketing and risk management expertise. We have extensive operations in North America, Europe and Asia. With an integrated business model, we develop, construct, own and operate power plants, and sell wholesale electricity, gas and other energy-related commodity products. We own or control more than 21,600 MW of electric generating capacity around the world, with approximately another 9,000 MW under development. We consider a project under development when it has contracted to purchase machinery for the project; we own or control the project site and are in the permitting process. These projects may or may not have received all of the necessary permits and approvals to begin construction. We cannot provide assurance that these projects or pending acquisitions will be completed. In North America, we also control access to approximately 3.0 billion cubic feet per day of natural gas production, more than 2.9 billion cubic feet per day of natural gas transportation and approximately 41 billion cubic feet of natural gas storage.

     Through our business development offices in the United States, Canada, The Netherlands, Hong Kong, Singapore, Brazil, Italy, Switzerland, Germany, Mainland China, The Philippines and others, we monitor U.S. and international economies and energy markets to identify and capitalize on business opportunities. Through construction and acquisition, we have built a portfolio of power plants, electric distribution companies and electric utilities, giving us a net ownership and leasehold interest of over 19,000 MW of electric generating capacity around the world, and control of over 2,500 MW of additional generating capacity through management contracts. Our business also includes managing risk associated with market price fluctuations of energy and energy-linked commodities for us and our customers. We use our risk management capabilities to optimize the value of our generating and gas assets and offer risk management services to others. We also own electric utilities with generation transmission and distribution capabilities and electricity distribution companies.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS

Significant income statement items appropriate for discussion include the following:


                                                                                 Increase (Decrease)
                                                                  ---------------------------------------------------
                                                                      Second Quarter             Year-To-Date
                                                                  ------------------------ --------------------------
                                                                                    (in millions)

  Operating revenues...........................................     $7,288       1139%         $14,951    1290%
  Expenses
   Cost of fuel, electricity and other products................      6,886       2857%          14,112    3564%
   Maintenance.................................................          5         13%               3       4%
   Depreciation and amortization...............................         24         33%              29      19%
   Selling, general and administrative.........................        130        155%             425     373%
   Impairment loss.............................................         79        790%              79     564%
   Other operating.............................................         53         98%              82      80%
  Other income (expense)
   Interest expense, net.......................................         (1)         -              (16)     (7)%
   Equity in income of affiliates..............................         11         31%              63     100%
   Other, net..................................................        (28)       (85)%            (18)    (46)%
  Provision (benefit) for income taxes.........................         54       5400%             177     590%
  Minority interest............................................          3         23%             (13)    (30)%


     Operating revenues. Our operating revenues for the three and six months ended June 30, 2001 were $7,928 million and $16,110 million, respectively, an increase of $7,288 million and $14,951 million over the same periods in 2000. The following factors were responsible for the increase in operating revenues:

o Revenues from generation and energy marketing products for the three and six months ended June 30, 2001, were $7,777 million and $15,917 million, respectively, compared to $510 million and $873 million for the same periods in 2000. These increases of $7,267 million and $15,044 million resulted primarily from our acquisition of Vastar's 40% interest in Mirant Americas Energy Marketing effective on August 10, 2000, which is now consolidated in our financial statements. The increases in revenues were also attributable to the contribution of the plants we acquired in Maryland and Virginia in December of 2000 and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and for the first and second phases of our Texas plant in June 2000 and 2001, respectively. The year-to-date increases also resulted from increased prices of and market demand for natural gas and power in the western U.S.

o Distribution and integrated utility revenues for the three and six months ended June 30, 2001, were $144 million and $180 million, respectively, compared to $124 million and $275 million for the same periods in 2000. These variances were attributable to our acquisition of an 80% interest in the Jamaican Public Service Company Limited in March 2001, and the deconsolidation of WPD effective December 1, 2000.

     Operating expenses. Operating expenses for the three and six months ended June 30, 2001, were $7,676 million and $15,579 million, respectively, an increase of $7,177 million and $14,730 million over the same periods in 2000. The following factors were responsible for the increase in operating expenses:

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o Cost of fuel, electricity and other products for the three and six months ended June 30, 2001, was $7,127 million and $14,508 million, respectively, compared to $241 million and $396 million for the same periods in 2000. These increases of $6,886 million and $14,112 million resulted primarily from our acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in our financial statements. This increase was also attributable to additional costs from the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001 and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and at our Texas plant for the first and second phase in June 2000 and 2001, respectively. The year-to-date increases also resulted from increased prices of and market demand for natural gas and power in the western U.S.

o Maintenance expense and Depreciation and amortization expenses for the three and six months ended June 30, 2001, were $139 million and $255 million, respectively, compared to $110 million and $223 million for the same periods in 2000. These increases of $29 million and $32 million resulted primarily from the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and at our Texas plant for the first and second phase in June 2000 and 2001, respectively. These increases were offset somewhat by the deconsolidation of WPD effective December 1, 2000.

o Selling, general and administrative expense for the three and six months ended June 30, 2001, was $214 million and $539 million, respectively, compared to $84 million and $114 million for the same periods in 2000. The majority of these increases of $130 million and $425 million resulted from expenses associated with the operations of the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001 and our acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in our financial statements. These increases were offset partially by the deconsolidation of WPD effective December 1, 2000. The year-to-date increases were also attributable to provisions taken in relation to uncertainties in the California power market, an increase in stock-related compensation expense during the first quarter of 2001 and a reduction to bad debt expense in the first quarter of 2000 resulting from proceeds related to the Shajiao C venture.

o Impairment loss for the three and six months ended June 30, 2001, was $89 million and $93 million, respectively, compared to $10 million and $14 million for the same periods in 2000. The write-off is primarily attributable to the $88 million write-off of our investment in our Chilean subsidiary, EDELNOR.

o Other operating expense for the three and six months ended June 30, 2001, was $107 million and $184 million, respectively, compared to $54 million and $102 million for the same periods in 2000. The majority of these increases of $53 million and $82 million resulted from our acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in our financial statements and the contribution of the plants we acquired in Maryland and Virginia in December of 2000. These increases were offset partially by the deconsolidation of WPD effective December 1, 2000.

     Total Other Income (Expense). Other expense for the three and six months ended June 30, 2001, was $57 million and $55 million, respectively, compared to other expense of $41 million and $116 million from the same periods in 2000. The increase of $16 million and decrease of $61 million were primarily due to:

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o Interest expense, net for the three and six months ended June 30, 2001, was $109 million and $202 million, respectively, compared to $110 million and $218 million for the same periods in 2000. These decreases of $1 million and $16 million were primarily due to the deconsolidation of WPD effective December 1, 2000. This was offset by interest expense in 2001 related to additional debt financings to fund acquisitions and working capital, increased expense from the consolidation of the remaining 40% of Mirant Americas Energy Marketing and greater use of lines of credit to support growth in the energy marketing business.

o Equity in income of affiliates for the three and six months ended June 30, 2001, was $47 million and $126 million, respectively, an increase of $11 million and $63 million from the same periods in 2000. These increases were due to income from WPD after the deconsolidation effective December 1, 2000, income from WPD Limited after our acquisition of Hyder and increased earnings from Bewag. This was somewhat offset by losses from the Mirant Americas Energy Marketing during the first half of 2000 prior to our acquisition of the remaining 40% of Mirant Americas Energy Marketing.

o Other income for the three and six months ended June 30, 2001, was $5 million and $21 million, respectively, compared to $33 million and $39 million from the same periods in 2000. The decreases were primarily the result of the partial settlement of a commercial dispute with an outside advisor in the second quarter of 2000.

     Provision (Benefit) for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2001, was $55 million and $147 million, respectively, an increase of $54 million and $177 million for the same periods in 2000. These increases are primarily due to the substantial increase in income generated by the Americas Group, additional taxes related to a change in our cash repatriation strategy for the Asian operations and additional provisions related to our consolidated tax position taken in the first quarter of 2001.

     Minority Interest. Minority interest for the three and six months ended June 30, 2001, was $16 million and $30 million, respectively, an increase of $3 million and a decrease of $13 million for the same periods in 2000. These variances were primarily due to accrued dividends on the trust preferred securities in 2001 and income from our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001, offset by the deconsolidation of WPD effective December 1, 2000.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Earnings

     Our consolidated net income from continuing operations for the three and six months ended June 30, 2001, was $124 million and $299 million, respectively. Adjusting for the final write-off of our Chilean investment ($57 million net of tax) our income from operations was $181 million and $356 million, respectively, ($0.53 and $1.05 basic earnings per share and $0.52 and $1.02 diluted earnings per share) compared to $86 million and $181 million ($0.32 and $0.67 basic and diluted earnings per share) for the corresponding periods of 2000. This excludes the net income from our discontinued operations (SE Finance) of $7 million for the three months ended June 30, 2000, and $5 million and $13 million for the six months ended June 30, 2001 and 2000, respectively. The increases of $95 million or 110% and $175 million or 97% from the same periods in 2000 are attributable to our business segments as follows:

   Americas
     Net income from continuing operations for the Americas Group (excluding the write-off of our investment in EDELNOR) totaled $157 million and $330 million for the three and six months ended June 30, 2001. This represents an increase of $126 million and $302 million from the same periods in 2000 and is primarily attributable to the contribution of the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001 and the commencement of operations at our Wisconsin plant in May 2000, our plant in Michigan in June 2001 and the first and second phases of our Texas plant in June 2000 and 2001, respectively. The year-to-date increase was also attributable to increased price volatility and market demand for natural gas and power in the U.S. and natural gas in Canada. This was partially offset by $147 million ($245 million pre-tax) which was provided in relation to the uncertainties in the California power market in the first quarter of 2001. The total amount of provisions made during 2000 and 2001 in relation to these uncertainties was $177 million ($295 million pre-tax). As of June 30, 2001, the total amount owed to us by the CAISO and the PX was $353 million pre-tax.

   Europe
     Net income from the Europe Group totaled $24 million and $48 million for the three and six months ended June 30, 2001, an increase of $12 million and $5 million from the same periods in 2000. These increases for the second quarter resulted primarily from the SWALEC electricity distribution business purchased as part of the Hyder acquisition in the fourth quarter of 2000. The year-to-date increase was also attributable to increased net earnings from WPD and Bewag. This was offset by net losses from the energy marketing operations in the first quarter and increased business development expenses.

   Asia-Pacific
     Net income from the Asia-Pacific Group totaled $45 million and $96 million for the three and six months ended June 30, 2001, a decrease of $19 million and $51 million from the same periods in 2000. The decreases in net income include an increase in accrued income taxes in 2001 resulting from a change in our cash repatriation strategy for our Asian operations and recognition in 2000 of additional proceeds from settlements related to the Shajiao C venture.

   Corporate
     After-tax corporate expenses produced a net loss from continuing operations of $45 million and $118 million for the three and six months ended June 30, 2001, an increase of $24 million and $81 million for the same period in 2000. This excludes the net income from our discontinued operations. The increased costs primarily reflect increased interest expense on corporate borrowings used to fund acquisitions, working capital, stock-related compensation expense, income tax expense and various other Corporate expenses.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Pronouncements

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for our 2002 fiscal year or for business combinations initiated after July 1, 2001. We are currently assessing the financial statement impact of both statements and have not yet determined the final impact.

     Effective January 1, 2001, Mirant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income, and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying condensed consolidated balance sheet at June 30, 2001.

FINANCIAL CONDITION

     Cash provided by operating activities totaled approximately $165 million for the six months ended June 30, 2001 as compared to approximately $217 million for the same period last year. This decrease and the difference between net income and cash from operations is primarily due to the payment of operating costs related to amounts owed from the CAISO and California PX and obligations under energy delivery contracts and power purchase agreements with PEPCO. In addition, the cash flows of WPD are now reflected as cash flows from investing activities as we receive dividends from this subsidiary. In the prior year, these cash flows were reflected in cash flows from operating activities as we were consolidating this subsidiary.

     Cash used in investing activities totaled $1,029 million for the six months ended June 30, 2001, as compared to $164 million for the same period in 2000. The increase is primarily attributable to additional capital expenditures in North America and to the acquisition of an additional 18.8% interest in Bewag and our Jamaican investment in March of 2001. We used cash flows provided by financing activities primarily to finance investments in our subsidiaries.

     Cash provided from financing activities totaled approximately $1,018 million for the six months ended June 30, 2001, as compared to $321 million for the same period in 2000. The increase is primarily attributable to proceeds of $3,044 million from the issuance of short-term and long-term debt to fund working capital, acquisitions and capital expenditures and to repay existing debt. This increase was partially offset by $2,193 million in payments of long-term debt.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     We expect our cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt and equity financings. We have generally financed the operations of our project subsidiaries primarily under financing arrangements requiring extensions of credit to be repaid solely from each of our subsidiaries' cash flows. In addition, subsidiaries financed in this manner are often restricted in their ability to pay dividends and management fees periodically to us by their respective project credit documents. These limitations usually require that debt service payments be current, debt service coverage ratios be met and there be no default or event of default under the relevant credit documents. There are also additional limitations that are adapted to the particular characteristics of each project affiliate.

     On May 31, 2001, we completed the issuance of $750 million of convertible senior debentures bearing an annual interest rate of 2.5%, subject to upward adjustment, commencing on June 15, 2004, depending on the market price of our common stock. The debentures mature on June 15, 2021 and have an initial conversion price of $67.95 per share based on the issue price of the debentures. Holders of the debentures have the right to require us to purchase all or a portion of their debentures on June 15, 2004, June 15, 2006, June 15, 2011 and June 15, 2016. We may repurchase such securities with cash or common stock, at our election, and intend to use cash for such purposes for securities of this nature. The net proceeds of $738.8 million from the sale of the debentures were used for general corporate purposes, including the repayment of short-term debt.

     As of June 30, 2001, we had four credit facilities: a $450 million revolving credit facility, a $100 million letter of credit facility, a $62 million (initially $1.0 billion) term credit facility and $426 million
(initially $650 million) term credit facility. As of June 30, 2001, we had issued letters of credit in an aggregate amount of $221 million and $96 million, respectively, under the $450 million revolving credit facility and the $100 million letter of credit facility.

     As of June 30, 2001, we were pursuing $2,250 million of new corporate revolving credit facilities, comprised of a $1,125 million 364-day revolving credit facility and a $1,125 million 4-year revolving credit facility. Funds from the new revolving credit facilities will be used to finance interim working capital, support letters of credit, provide for general corporate purposes and replace existing credit facilities. These new facilities closed on July 17, 2001.

     As of June 30, 2001, we and our subsidiaries had $1,453 million of cash and cash equivalents. Of this amount, the parent company Mirant Corporation held $401 million, primarily to fund payments associated with transition power agreements with PEPCO.

      In April 2001, Mirant Americas Energy Capital amended its existing unsecured line-of-credit facility to reduce its borrowing capacity by $25 million to $25 million. The facility bears interest based on the LIBOR plus 200 basis points. Interest is payable based on maturity of the chosen interest period. The outstanding borrowings were $25 million at an interest rate of 6.03% at June 30, 2001. The facility matures in March 2003.

     In May 2001, Mirant Americas Generation issued $1.75 billion in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $500 million of 7.625% senior notes due 2006, $850 million of 8.3% senior notes due 2011, and $400 million of 9.125% senior notes due 2031. The net proceeds from these notes were used to repay existing credit facilities as discussed in the following paragraph. Interest on the notes is payable semiannually beginning November 1, 2001. Mirant Americas Generation may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. Mirant

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Americas   Generation  has  initiated  an  exchange  offer  under  an  effective registration statement pursuant to which it will exchange the notes for notes registered under the Securities Act.

In May 2001, Mirant Americas Generation repaid amounts under its existing credit facilities with the proceeds of the issuance of the notes. Mirant Americas Generation repaid in full its $1.15 billion credit facility, which was scheduled to mature in October 2002. In addition, Mirant Americas Generation repaid amounts outstanding under its $250 million and $50 million revolving credit facilities. The commitments under its $250 million and $50 million revolving credit facilities, with an annual commitment fee of 17.5 basis point per annum, remain available through October 2004. Under the revolving credit facilities, Mirant Americas Generation may elect to borrow at a base rate or at LIBOR plus an applicable margin based on its credit rating at the date of borrowing. Interest is payable on the maturity of the chosen interest period. There were no outstanding borrowings under the revolving credit facilities at June 30, 2001.

     In addition, in May 2001, Mirant Americas Generation repaid $175 million on the $870 million acquisition facility. The $150 million working capital facility was also fully repaid although amounts have subsequently been drawn thereunder. Under these facilities, Mirant Americas Generation may elect to borrow at a base rate or at LIBOR plus an applicable margin based on its credit rating at the date of borrowing. The outstanding borrowings under the acquisition credit facility and the working capital facility were $695 million and $55 million, at interest rates of 5.03% and 4.80%, respectively, at June 30, 2001. Both the acquisition credit facility and the working capital facility mature in September 2002.

     In connection with the acquisition of an additional 18.8% interest in Bewag, one of Mirant's subsidiaries closed financing on approximately DM 1,350 million ($587 million U.S. Dollar) of new bank credit facilities, the proceeds of which were used for repayment of existing credit facilities of approximately DM 1,015 million ($441 million U.S. Dollar), to fund a portion of the purchase price for the additional shares and for working capital requirements. In addition, an existing loan, including interest, of approximately DM62 million ($27 million) was also repaid.

The market price of our common stock at June 30, 2001 was $34.40 per share and the book value was $13.29 per share based on the 340,350,249 million shares outstanding at June 30, 2001, representing a market-to-book ratio of 259%.

Litigation and Other Contingencies

     Reference is made to Note I to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

o        Reliability-Must-Run Agreements
o        Defaults by SCE and PG&E
o        DWR Power Purchases
o        CAISO and PX Price Caps
o        Western Power Market Investigations
o        California Rate Payer Litigation
o        CAISO Claim before the FERC
o        Consumers Union Complaint
o        Environmental Suit and Notice of Intent to File Suit
o        FERC Settlement Conference
o        Proposed Windfall Profits Tax

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o        Pacific Gas & Electricity Bankruptcy
o        CARE Complaint
o        PX Bankruptcy
o        New York Independent System Operator Automatic Mitigation Plan
o        Mobile Energy
o        State Line
o        CEMIG

     Additionally, for recent events occurring after June 30, 2001 reference is made to Note K to the financial statements filed as part of this quarterly report on Form 10-Q.

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our financial condition or results of operations.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As part of our energy marketing activities, our energy marketing and risk management subsidiaries enter into a variety of contractual commitments, such as swaps, swap options, cap and floor agreements, futures contracts, forward purchase and sale agreements and option contracts. These contracts generally require future settlement and are either executed on an exchange or traded as OTC instruments. Contractual commitments have widely varying terms and have durations that range from a few days to a number of years, depending on the instrument.

     The way in which we account for and present contractual commitments in our financial statements depends on both the type and purpose of the contractual commitment held or issued. As discussed in the summary of accounting policies, we record all contractual commitments used for trading purposes, including those used to hedge trading positions, at fair value. Consequently, changes in the amounts recorded in our condensed consolidated balance sheets resulting from movements in fair value are included in trading revenues in the period in which they occur. Contractual commitments expose us to both market risk and credit risk.

Market Risk

     Market Risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Our exposure to market risk is determined by a number of factors, including the size, duration, composition, and diversification of positions held and the absolute and relative levels of interest rates, as well as market volatility and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. The most significant factor influencing the overall level of market risk to which we are exposed is our use of various risk management techniques. We manage market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of our hedging policies and strategies through our risk oversight committees. Our risk oversight committees review and monitor compliance with risk management policies that limit the amount of total net exposure and rolling net exposure during the stated periods. These policies, including related risk limits, are approved by the Group Boards of Directors and are regularly assessed by management to ensure their appropriateness given our objectives. Our corporate risk control officer is a member of the Group risk oversight committees to ensure that information is communicated to our senior management and audit committee as needed.

     We employ a systematic approach to the evaluation and management of the risks associated with our energy marketing and risk management-related contracts, including Value-at-Risk ("VaR"). VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor, to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $16 million at June 30, 2001. During the six months ending June 30, 2001, the actual daily change in fair value exceeded the corresponding daily VaR calculation twice, which falls within our 95% confidence interval. In addition to VaR, we utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

     The determination of net notional amounts does not consider any of the market risk factors discussed above. Net notional amounts are indicative only of the volume of activity and are not a measure of market risk. Market risk is also influenced by the relationship among the various off-balance sheet categories, as

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

well as by the relationship between off-balance sheet items and items recorded in our condensed consolidated balance sheets. For all of these reasons, the interpretation of net notional amounts as a measure of market risk could be misleading.

     The fair values of our assets from risk management activities recorded in the condensed consolidated balance sheets at June 30, 2001, were comprised primarily of approximately 46% electricity and 50% natural gas. The fair values of the liabilities from risk management activities recorded in the condensed consolidated balance sheets at June 30, 2001, were comprised primarily of approximately 44% electricity and 51% natural gas.

Credit Risk

     In conducting our energy marketing and risk management activities, we regularly transact business with a broad range of entities and a wide variety of end users, trading companies, and financial institutions. Credit risk is measured by the loss we would record if our counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, were not adequate to cover such losses. We have established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses master netting agreements whenever possible to mitigate our exposure to counterparty credit risk. Master netting agreements enable us to net certain assets and liabilities by counterparty. We also net across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, we may require counterparties to pledge additional collateral when deemed necessary.

     Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. We monitor credit risk on both an individual basis and a group counterparty basis.

     As of June 30, 2001, our exposure to one counterparty, the California Department of Water Resources, represented more than 10% of our total credit exposure. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

     CEMIG. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of our annual report on Form 10-K filed March 21, 2001, as amended by Form 10-K/A, filed on June 29, 2001 and the "CEMIG" section of our quarterly report on Form 10-Q filed May 10, 2001. On July 19, 2001, SEB, of which we own a 25% economic interest, and BNDES executed an amendment revising the terms to the existing loan agreement, including a favorable adjustment to the payment terms for 2001 and 2002.

     Western U.S. Power Market Investigations. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of our annual report on Form 10-K filed March 21, 2001, as amended by Form 10-K/A, filed on June 29, 2001 and the "Attorney General, California Public Utilities Commission and State Senate Investigations" section of our quarterly report on Form 10-Q filed May 10, 2001. Additionally, investigations have also been launched by the Attorney General's office for the State of Washington and the Oregon Department of Justice. These offices issued subpoenas requesting information in connection with their investigations on June 4 and 8, 2001, respectively. Each of these subpoenas imposes additional compliance costs on us or our subsidiaries. Additionally, with regard to the California Senate investigation, Senator Dunn, a California State Senator, announced on May 3, 2001 that he had invited the California Attorney General, as well as the District Attorneys from across the state to "collaborate" with the Senate Select Committee's investigation. To our knowledge, only the San Joaquin District Attorney has accepted the invitation, and the San Joaquin District Attorney's office used Dunn's announcement as a venue to disclose that it had opened its own criminal investigation into the wholesale energy markets on April 11, 2001. On June 12, 2001, we received a subpoena from the California Senate formalizing its earlier information request to us. Despite various measures taken to protect the confidentiality of sensitive information produced to the various agencies involved in western United States power market investigations, there remains a risk of governmental disclosure of confidential, proprietary and trade secret information obtained by these agencies throughout the investigative process.

     While we will vigorously defend any claims of potential civil liability or criminal wrongdoing asserted against us or our subsidiaries, the results of such investigations cannot now be determined.

     Reliability-Must-Run Agreements. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of our annual report on Form 10-K filed March 21, 2001, as amended by Form 10-K/A, filed on June 29, 2001. On June 7, 2000, the administrative law judge presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, we appealed the administrative law judge's decision to the FERC. The outcome of this appeal cannot be determined. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals.

California Rate Payer Litigation. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies-California Class Action Litigation" section of our annual report on Form 10-K filed March 21, 2001, as amended by Form 10-K/A, filed on June 29, 2001, and the "California Rate Payer Litigation" section of our quarterly report on Form 10-Q filed May 10, 2001. On June 8, 2001, the Judicial Panel on Multidistrict Litigation ruled that People of the State of California v. Dynegy, et al, Gordon v. Reliant Energy, Inc., et al, Hendricks v. Dynegy Power Marketing, Inc. et al, Sweetwater Authority, et al
v. Dynegy, Inc., et al Bustamante, et al v. Dynegy, Inc., et al and Pier 23 Restaurant v. PG&E Energy Trading, et al should be consolidated for purposes of pretrial proceedings.

     On July 30, 2001, the United States District Court for the Southern District of San Diego remanded the California electricity cases currently assigned to it (all of the cases except Bustamante, which is pending assignment to the same judge) to the superior courts of the State of California based upon an absence of federal question jurisdiction. We cannot predict the outcome of these cases.

     Other California-Related Litigation. On June 19, 2001, a Clean Air Act citizen suit was filed in the United States District Court for the Northern District of California by Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, against us and the Bay Area Air Quality Management District, alleging violations of federal permitting requirements resulting from our Potrero peaking units exceeding permit limits on total annual hours of operation. The lawsuit also alleges that the District's agreement with us implementing Executive Orders of the Governor of California and allowing operation of the Potrero peaking units beyond their permitted operating hours (under limited conditions specified in the agreement) violates the California Environmental Quality Act ("CEQA"). Also on June 19, 2001, the City and County of San Francisco filed a similar suit in the same court against us only, and excluding the CEQA allegations. EPA Region 9 has issued an Administrative Order on Consent in recognition of our agreement with the District and specifying a compliance schedule. The suits seek an injunction preventing operation of the units, federal civil penalties of up to $27,500 per day per violation, state civil penalties of $2,500 for each act of unfair competition, disgorgement of any profits obtained through unfair business practices and invalidation of the agreement between us and the District.

      On June 19, 2001, Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, collectively, and the City and County of San Francisco, each delivered to us a Notice of Intent to File Suit Under the Clean Air Act. These notices state that on 60 days from June 19, the parties will file Clean Air Act citizen suits against us alleging violations of the California State Implementation Plan, the Title V operating permit for the Potrero facility, and federal permitting requirements for modified facilities. These violations are alleged to result from operation of the Potrero peaking units beyond their permit limits on total annual hours of operation. The parties state that they seek injunctive relief, penalties and costs of litigation if the matters are not resolved within the 60-day period. On June 26, 2001, we filed with the FERC an Emergency Request for clarification seeking confirmation by the FERC that the Potrero jets are exempt from the FERC's "must run" requirements, once they exceed their permitted operating limits. On July 25, 2001, the FERC issued an order confirming that we are not required to run our Potrero jets if doing so would cause us to not be in compliance with our environmental permits.

     FERC Developments Relating to the Western U.S. Power Markets. On June 7, 2001, the CAISO filed a motion with the FERC to revoke the market-based rate authority issued by the FERC to several of our subsidiaries engaged in the California market. The CAISO also requested that the FERC order refunds for sales dating back to May 1, 2000, and that the FERC investigate whether we exercised market power prior to May 1, 2000. If this motion were to be fully approved, it would subject the applicable subsidiaries to cost-based rates under the FERC's jurisdiction. While we do not believe that the CAISO will gain full approval of its motion, we cannot currently predict what action the FERC will take, if any, or what impact the CAISO's motion will have on our California subsidiaries' operations.

     On June 13, 2001, the FERC issued an order denying rehearing on its April 6, 2001 order rejecting the CAISO's request for a proposed amendment concerning the creditworthiness of the CAISO's counterparties. Under the terms of the April 6, 2001 order, the CAISO must continue to provide a creditworthy counterparty for all power transactions.

     On June 15, 2001, the Consumers Union of U.S., Inc. filed a petition at the FERC requesting immediate action to protect consumers against unjust and unreasonable charges for electricity in the western United States, including (1) immediate suspension of market-based rate authority for all sellers subject to the FERC's jurisdiction, (2) the requirement of seller to make cost of service filings with the FERC, (3) the determination of just and reasonable rates for sellers based on their cost of service and (4) the ordering of refunds for any unjust or unreasonable rates and charges. On July 16, 2001, several of our subsidiaries filed a response to the petition, arguing that the petition should be dismissed. We cannot determine at this time what action, if any, the FERC will take with respect to this complaint.

     On June 19, 2001, the FERC issued an order on rehearing of its April 26 order. The June 19 order affirmed many of the key provisions of the April 26 order, but also broadened the scope of that order to include all spot market sales in markets throughout the WSCC. The price mitigation plan to be implemented pursuant to the June 19 order became effective June 20, 2000, and extends until September 30, 2002. Under to the June 19 order, the FERC retained the use of a single market clearing price for sales in the CAISO's spot markets in reserve deficiency hours (i.e., when reserves are below 7 percent in California), as well as the requirement that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. However, the FERC revised the method for calculating the market clearing price, specifying that: (a) generation unit owners must submit bids during reserve deficiencies that are no higher than the seller's marginal gas costs plus variable O&M costs set at $6/MWh; (b) generation unit owners may not reflect start-up fuel and emissions costs in the energy price, but must invoice the CAISO separately for these costs, which the CAISO will recover through a newly-imposed system-wide charge; (c) the ability to cost-justify a higher price is available only to generation owners; marketers may not bid above the market clearing price; and (d) the CAISO must add 10 percent to the market clearing price paid to generators for all prospective sales in its markets to reflect credit uncertainty. The adder will not be reflected in the market price for the rest of the WSCC.

     The June 19 order also extended the FERC's price mitigation regime to the rest of the WSCC and to non-reserve deficiency hours. For spot market sales outside the CAISO single price auction (i.e., bilateral sales in California and sales in the balance of the WSCC), the June 19 order provides that sellers will receive the price they negotiate, up to the CAISO spot market price, and that all public and non-public utilities in the remainder of the WSCC must offer in the spot market of their choosing any non-hydroelectric resource whether owned or under contract to the extent the output is not scheduled for delivery in the hour. In all non-reserve deficiency hours (i.e. when reserve levels in the CAISO exceed 7 percent), the June 19 order provides that the market clearing price within California and throughout the WSCC will be set at 85 percent of the highest CAISO hourly market clearing price established during the most recent reserve deficiency period. This price will remain in place until reserves fall below 7 percent and a new price is set.

     In addition, the June 19 order called for a settlement conference to address any and all issues concerning the California markets, including payment for past due amounts, refunds related to past periods, and creditworthiness issues. In accordance with the June 19 order, the FERC's Chief Administrative Law Judge convened a 15-day settlement conference on June 25. Parties in the SDG&E complaint proceeding, the State of California, and other interested parties participated in the settlement conference. The parties were unable to reach settlement on the issues at the settlement conference. On July 12, 2001, the Chief Judge issued a recommendation to the FERC, which included a proposed methodology for the FERC to adopt to issue refunds for sales into the CAISO and PX markets, as well as a 60 day hearing procedure to determine the appropriate amount of refunds for each jurisdictional seller. On July 12, we filed comments on the Chief Judge's recommendation, and on July 19, also filed a request for rehearing of the June 19 order.

     On July 12, as comments to the Chief Judge's recommendation, the California Attorney General, the California Electricity Oversight Board, the county of Los Angeles, the CPUC, and SDG&E filed a Motion for Refunds at the FERC, requesting the FERC to order refunds for the CAISO, PX, and bilateral markets back to May 1, 2000. On July 25, 2001, the FERC ordered a hearing to be held to determine refund amounts (and offsets) for certain sales in CAISO and California PX from October 2, 2000 through June 20, 2001, based upon the methodology recommended by the presiding Administrative Law Judge

     On June 26, 2001, we filed with the FERC an Emergency Request for clarification seeking confirmation by the FERC that the Potrero jets are exempt from the FERC's "must run" requirements, once they exceed their permitted operating limits. On July 25, 2001, the FERC issued an order confirming that we are not required to run our Potrero jets if doing so would cause us to not be in compliance with our environmental permits.

     CAISO and PX Price Caps. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Other Contingencies" section of our annual report on Form 10-K filed March 21, 2001, as amended by Form 10-K/A, filed on June 29, 2001, and in our quarterly report on Form 10-Q filed May 10, 2001. On May 16, 2001 and June 15, 2001, the FERC issued its proxy price for April and May 2001, respectively. Our refund exposure under the FERC's established methodology for these months was less than $4,000. We have also provided additional price justification for our transactions in March and May that were subject to refund, the aggregate of which amounts to less than $100,000. There were no April transactions subject to refund under the FERC's established methodology.

 Item 4.        Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on May 17, 2001. The following resolutions were voted upon at this meeting:

(1) A proposal to approve the Mirant Omnibus Incentive Compensation Plan was adopted by a vote of 308,721,170 shares for; 15,097,451 shares against; and 58,761 shares abstaining.

(2) A proposal to approve the Mirant Employee Stock Purchase Plan was adopted by a vote of 323,759,545 shares for; 94,708 shares against; and 23,129 shares abstaining.

(3) Each nominee for director of Mirant for the term ending in 2004 received the requisite plurality of votes. The vote tabulation was as follows:

     Nominees                  Shares For            Shares Withheld
     ---------                 ----------            ---------------
     S. Marce Fuller           328,929,756              32,060
     David J. Lesar            328,931,225              30,591
     Ray M. Robinson           328,926,275              35,541

(4) Other directors whose term of office as director continued after our annual meeting were A.W. Dahlberg, William M. Hjerpe, Stuart E. Eizenstat, A.D. Correll, Carlos Ghosn and James F. McDonald.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits.
     ---------

(b)  Reports on Form 8-K.
     --------------------

     During the quarter ended June 30, 2001, we filed a Current Report on Form 8-K dated May 31, 2001. Item 5 was reported and no financial statements were filed.

     During the quarter ended June 30, 2001, we filed a Current Report on Form 8-K dated April 3, 2001. Item 1 was reported and no financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT CORPORATION




    By
        ------------------------------------------------
          /s/James A. Ward
          James A. Ward
          Senior Vice President, Finance
          And Accounting
          (Principal Accounting Officer)

                                                          Date: August 10, 2001