Form 10-Q/A
period 2001-06-30
MIRANT CORP
filed 2001-08-22
CIK 1010775

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                                       TO
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                               INTRODUCTORY NOTE:
                               ------------------

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 10, 2001, to correct the effects of an inaccurate journal entry related to the elimination of intercompany assets and liabilities from our consolidated balance sheet. This inaccuracy resulted in an overstatement of "assets and liabilities from risk management activities", "derivative hedging instrument assets and liabilities" and the resulting balance sheet totals. The net fair value of these assets and liabilities, however, were unaffected by the original journal entry and remain unaffected by this correction. Additionally, the original journal entry and this correction had no effect on our statement of income, statement of cash flow or our statement of stockholders' equity. This amendment also corrects the related table disclosing the fair values of risk management assets and liabilities by energy commodity instrument in Note F, the selected balance sheet information by segment in Note J and the Market Risk disclosure in Item 3 "Quantitative And Qualitative Disclosures About Market Risk". This amendment does not reflect any company developments subsequent to the original filing date of August 10, 2001.

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

                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       At June 30,
                                                                           2001             At December 31,
ASSETS:                                                                (Unaudited)               2000
                                                                    -------------------  ---------------------
                                                                                 (in millions)
Current Assets:
Cash and cash equivalents                                               $ 1,453                $ 1,280
Receivables:
  Customer accounts, less provision for uncollectibles
     of $149 and $72 for 2001 and 2000, respectively                      1,927                  3,399
  Other, less provision for uncollectibles
     of $31 and $22 for 2001 and 2000, respectively                         445                    629
  Notes receivable                                                          196                    365
Assets from risk management activities (Note F)                           1,806                  2,678
Derivative hedging instruments (Notes A, C and F)                           634                      -
Deferred income taxes                                                       290                    275
Other                                                                       647                    526
                                                                    -------------------  ---------------------
    Total current assets                                                  7,398                  9,152
                                                                    -------------------  ---------------------

Property, Plant and Equipment:
Property, plant and equipment                                             4,205                  3,648
Less accumulated provision for depreciation                                (350)                  (228)
                                                                    -------------------  ---------------------
                                                                          3,855                  3,420
Leasehold interest, net of accumulated amortization
     of $256 and $216 for 2001 and 2000, respectively                     1,805                  1,843
Construction work in progress                                               699                    418
                                                                    -------------------  ---------------------
    Total property, plant and equipment, net                              6,359                  5,681
                                                                    -------------------  ---------------------

Noncurrent Assets:
Investments (Note G)                                                      2,163                  1,797
Notes and other receivables, less provision for uncollectibles
     of $47 and $49 for 2001 and 2000, respectively                         105                    213
Notes receivable from related parties                                         -                    979
Assets from risk management activities (Note F)                             813                  1,230
Goodwill, net of accumulated amortization
     of $233 and $184 for 2001 and 2000, respectively                     3,326                  3,292
Other intangible assets, net of accumulated amortization
     of $51 and $34 for 2001 and 2000, respectively                         673                    738
Investment in leveraged leases                                                -                    596
Derivative hedging instruments (Notes A, C and F)                           349                      -
Deferred income taxes                                                       341                    334
Miscellaneous deferred charges                                              211                    124
                                                                    -------------------  ---------------------
    Total noncurrent assets                                               7,981                  9,303
                                                                    -------------------  ---------------------
    Total assets                                                       $ 21,738               $ 24,136
                                                                    ===================  =====================





The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        At June 30,
                                                                            2001             At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                   (Unaudited)               2000
                                                                    -------------------  ---------------------
                                                                                   (in millions)
Current Liabilities:
Short-term debt                                                          $ 1,497                $ 1,289
Current portion of long-term debt                                          1,002                    201
Accounts payable                                                           2,295                  4,240
Taxes accrued                                                                285                    216
Liabilities from risk management activities (Note F)                       1,809                  2,899
Obligations under energy delivery commitments                                545                    790
Derivative hedging instruments (Notes A, C and F)                            463                      -
Other                                                                        158                    140
                                                                    -------------------  ---------------------
    Total current liabilities                                              8,054                  9,775
                                                                    -------------------  ---------------------

Noncurrent Liabilities:
Subsidiary obligated mandatorily redeemable preferred
  securities                                                                   -                    950
Notes payable                                                              4,305                  5,206
Other long-term debt                                                       1,188                    390
Liabilities from risk management activities (Note F)                         681                    906
Deferred income taxes                                                        151                     53
Obligations under energy delivery commitments                              1,611                  1,514
Derivative hedging instruments (Notes A, C and F)                            232                      -
Miscellaneous deferred credits                                               330                    307
                                                                    -------------------  ---------------------
    Total noncurrent liabilities                                           8,498                  9,326
                                                                    -------------------  ---------------------

Preferred Stock held by Southern Company                                       -                   242
Minority Interest in Subsidiary Companies                                    318                   312
Company Obligated Mandatorily Redeemable Securities of a
  Subsidiary Holding Solely Parent Company Debentures                        345                   345
Commitments and Contingent Matters (Notes I and K)
Stockholders' Equity:
Common stock, $.01 par value, per share
    Authorized -- 2,000,000,000 shares
    Issued  -- June 30, 2001:  340,350,249 shares;
            -- December 31, 2000:  338,701,000 shares                          3                     3
Additional paid-in capital                                                 4,122                 4,084
Accumulated other comprehensive income (loss)                                (67)                 (117)
Retained earnings                                                            465                   166
                                                                    -------------------  ---------------------
    Total stockholders' equity                                             4,523                 4,136
                                                                    -------------------  ---------------------

    Total liabilities and stockholders' equity                          $ 21,738               $24,136
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

C.       Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The following table sets forth the comprehensive income for the three and six months ended June 30, 2001 and 2000 (in millions):

                                     Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                             -------------------------- ------------------------
                                   2001       2000          2001        2000
                                   ----       ----          ----        ----
   Net income                    $  124      $  93         $ 304       $ 194
   Other comprehensive income
     (loss)                         441        (16)           50         (19)
                               ----------- ------------ ------------ -----------
   Comprehensive income          $  565      $  77         $ 354       $ 175
                               =========== ============ ============ ===========

     Accumulated other comprehensive loss consisted of the following, net of tax (in millions):


   Balance, December 31, 2000                                    $  (117)

   Other comprehensive income for the period:
     Transitional adjustment from adoption of SFAS No. 133          (310)
     Change in fair value of derivative instruments                  280
     Reclassification to earnings                                    131
     Cumulative translation adjustment                               (56)
     Share of affiliates OCI                                           5
                                                                   --------
   Other comprehensive income                                         50
                                                                   --------
   Balance, June 30, 2001                                        $   (67)
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


                                               For the Three Months        For the Six Months Ended
                                                  Ended June 30,                   June 30,
                                               2001           2000            2001          2000
                                               ----           ----            ----          ----
Income from continuing operations            $  124         $   86          $  299        $  181
Discontinued operations                           0              7               5            13
                                             --------      ---------        --------      --------
Net income                                   $  124         $   93          $  304        $  194
                                             ========      =========        ========      ========

Basic
-----
Weighted average shares outstanding            340.1           272.0          339.4         272.0
     Earnings per share from:
       Continuing operations                 $  0.36        $  0.32         $  0.88       $  0.67
       Discontinued operations                  0.00           0.02            0.02          0.04
                                             --------      ---------        --------      ---------
       Net income                            $  0.36        $  0.34         $  0.90       $  0.71
                                             ========      =========        ========      =========
Diluted
-------
Weighted average shares outstanding            340.1          272.0           339.4         272.0
Shares assumed due to conversion of stock
  options and equivalents                        4.2              -             2.9             -
Shares assumed due to conversion of trust
  preferred securities                          12.5              -            12.5             -
                                             --------      ---------        --------      ---------
Adjusted shares                                356.8          272.0           354.8         272.0
                                             ========      =========        ========      =========

     Earnings per share from:
       Continuing operations                 $  0.36        $  0.32         $  0.86       $  0.67
       Discontinued operations                  0.00           0.02            0.02          0.04
                                             --------      ---------        --------      ---------
       Net income                            $  0.36        $  0.34         $  0.88       $  0.71
                                             ========      =========        ========      =========


                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                         For the Three Months     For the Six Months
                                                            Ended June 30,          Ended June 30,
                                                                            2000
                                                       -----------------------------------------------
Pro Forma Basic
Weighted average shares outstanding                            338.7                  338.7
     Earnings per share from:
       Continuing operations                                 $  0.25              $    0.53
       Discontinued operations                                  0.02                   0.04
                                                            --------              ---------
       Net income                                            $  0.27              $    0.57
                                                            ========              =========
Pro Forma Diluted
Weighted average shares outstanding                            338.7                  338.7
Shares assumed due to conversion of stock
  options and equivalents                                        1.0                    1.0
Shares assumed due to conversion of trust
  preferred securities                                          12.5                   12.5
Adjusted shares                                             --------              ---------
                                                               352.2                  352.2
                                                            ========              =========
     Earnings per share from:
       Continuing operations                                 $  0.25              $    0.52
       Discontinued operations                                  0.02                   0.03
                                                            --------              ---------
       Net income                                            $  0.27              $    0.55
                                                            ========              =========

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

                                             Risk Management
                                         Assets          Liabilities
                                        ---------        -----------
     Energy commodity instruments:
     Electricity                        $  1,043             $   898
     Natural gas                           1,484               1,476
     Crude oil                                66                  66
     Other                                    26                  50
                                        ---------        -----------
       Total                            $  2,619             $ 2,490
                                        =========        ===========
Derivative Hedging Instruments

     Mirant uses derivative instruments to manage exposures arising from changes in interest rates, commodity prices and foreign currency exchange. Mirant's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended June 30, 2001, $92 million of pre-tax derivative losses was reclassified to operating income, $5 million of pre-tax derivative losses was reclassified to interest expense, and $1 million of pre-tax derivative gains was reclassified to other income, net.
During the six months ended June 30, 2001, $225 million of pre-tax derivative losses was reclassified to operating income, $6 million of pre-tax derivative losses was reclassified to interest expense, and $9 million of pre-tax derivative gains was reclassified to other income, net. The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. During the three and six months ended June 30, 2001, $1 million of pre-tax gains arising from hedge ineffectiveness was recognized in operating income. The volatility and any ineffectiveness in these interim financial results are due to technical compliance with SFAS No. 133. The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
Foreign Currency Hedging

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

G.       Investments in Affiliates

     The following table sets forth certain summarized income statement information of Mirant's investments in 50% or less-owned investments accounted for under the equity method for the three and six months ended June 30, 2001 and 2000 (in millions):

                                                 Three Months     Six Months
                                                    Ended            Ended
      Combined Investments,                        June 30,         June 30,
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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

     On June 29, 2001, Mirant completed the acquisition of a 40% stake in the five-member Norwegian industrial consortium Industrikraft Midt-Norge. Through this venture, Mirant plans to participate in the construction, financing and operation of a proposed 800-MW power plant in Skogn, Norway. Construction could begin as early as 2002, with anticipated start-up of the first turbine in 2004. Over time, Mirant's investment is expected to total approximately $80 million to $85 million U.S. dollars.

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

     In 2001, the CAISO failed to pay a total of approximately $19.6 million to Mirant's subsidiaries under the reliability-must-run agreements assumed by Mirant from PG&E. Mirant has submitted notices of default to the CAISO. Payments have been received for amounts that became due following PG&E's April 6, 2001 petition for bankruptcy.

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

     On April 6, 2001, the CAISO filed a proposed market stabilization plan at the FERC. On April 11, 2001, Mirant California, Mirant Delta and Mirant Potrero provided additional price justification for the transactions in January and February that were subject to refund. Mirant cannot give assurances that the FERC will accept the justification and decline to order refunds of some or all of these amounts. On April 16, 2001, the FERC issued a proxy price for March 2001 of $300/MWh. The total refund exposure to Mirant for the month was less than $100,000. On April 26, 2001, the FERC issued an order adopting a market monitoring and price mitigation plan by its staff. The April 26 order provides for price mitigation in all hours in which power reserves fall below 7.5 percent, a level that corresponds to the CAISO's Stage 1 emergency. In these hours, the FERC will use a formula based on the marginal costs of the highest-cost generator called on to run to determine the overall market-clearing price. In the event that a generator sells power at prices higher than the formula price set by the FERC, the generator is required to submit data to the FERC within seven days to justify the higher price. The April 26 order also provides for: (a) increased coordination and control of generation plan outages by the CAISO, (b) all in-state generation, including

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

generation owned by sellers not subject to the FERC's jurisdiction, to offer all available power for sale in real time, (c) load-serving public utilities to establish by June 1, 2001 demand response mechanisms identifying the price at which load would be curtailed, (d) the FERC to continue to monitor closely behavior of market participants, including bidding behavior and plant outages,
(e) interested parties to file comments on whether the CAISO should be required to institute, on a prospective basis, a surcharge on power sales to cover payments due to generators by the California utilities, and (f) the FERC to institute an investigation under Section 206 of the Federal Power Act into the rates, terms and conditions of certain short-term wholesale power sales in the western markets outside of California. According to the order, this mitigation program became effective on May 29, 2001, and will terminate no later than one year after the effective date. In addition, the order identified certain prohibited bidding practices by entities having market rate authority (which would include certain of Mirant's subsidiaries) and has stated that it would impose sanctions on entities that engage in the prohibited practices. The effects of this FERC order are not yet known by Mirant.

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     While Mirant will  vigorously  defend against any claims of potential civil
liability  or  criminal   wrongdoing   asserted   against  the  Company  or  its
subsidiaries, the results of such investigations cannot now be determined.)

California Rate Payer Litigation: Six lawsuits have been filed in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta, Mirant Potrero, and Southern, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricityprices in California. Four of the suits seek class action status. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more that $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern as a defendant, it appears that the allegations, as they may relate to Southern and its subsidiaries, are directed to activities of Mirant's subsidiaries. One such suit names Mirant Corporation itself as a defendant. Southern has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs Mirant's separation from Southern, and Mirant has undertaken the defense of all of the claims. The final outcome of the lawsuits cannot now be determined.

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

Environmental Suit and Notice of Intent to File Suit: On June 19, 2001, a Clean Air Act citizen suit was filed in the United States District Court for the Northern District of California by Bayview Hunters Point Community Advocates, Communities for a Better Environment and Our Children's Earth Foundation, against Mirant and the Bay Area Air Quality Management District, alleging violations of federal permitting requirements resulting from Mirant's Potrero peaking units exceeding permit limits on total annual hours of operation. The lawsuit also alleges that the District's agreement with Mirant implementing Executive Orders of the Governor of California and allowing operation of the Potrero peaking units beyond their permitted operating hours (under limited conditions specified in the agreement) violates the California Environmental Quality Act ("CEQA"). Also on June 19, 2001, the City and County of San Francisco filed a similar suit in the same court against Mirant only, and excluding the CEQA allegations. EPA Region 9 has issued an Administrative Order on Consent in recognition of Mirant's agreement with the District and specifying a compliance schedule. The suits seek an injunction preventing operation of the units, federal civil penalties of up to $27,500 per day per violation, state civil penalties of $2,500 for each act of unfair competition, disgorgement of any profits obtained through unfair business practices and invalidation of the agreement between Mirant and the District.

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

     In addition to these commitments, certain of Mirant's subsidiaries have assigned purchase contracts for ten turbines and nine engineered equipment packages ("power islands") to two separate third-party owners. As part of these assignments, Mirant's subsidiaries have entered into agency agreements with the respective

                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

third-party owners whereby Mirant is required to manage procurement of all of this equipment. Under the agency agreements, Mirant maintains purchase options for each individual turbine and power island, which may be assigned to other third parties. In addition to the purchase options under the agreements, Mirant also maintains options to lease the turbines and the power islands. If upon the end of the respective terms of the agreements Mirant has failed to exercise either its purchase options or lease options for each turbine and power island, Mirant may participate in the re-marketing of this equipment. In the event that the equipment is remarketed, Mirant has guaranteed the recovery of approximately
89.9 percent of certain equipment procurement costs, of which approximately $77 million was incurred as of June 30, 2001. Additionally, if Mirant had elected to exercise its purchase options with respect to all of the turbines and power islands and to terminate the procurement contracts at June 30, 2001, minimum termination amounts under the turbine and power island procurement contracts would have been $98 million.

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
                                      ========== ========= ======= ========== ========   ====== ======== ======= ========== =====




                               MIRANT CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  Selected Balance Sheet Information by Segment
                                At June 30, 2001

                                                                                      Corporate and
                                     Americas        Europe        Asia-Pacific       Eliminations       Total
                                     ---------      ---------     ---------------   ------------------ -------------
                                                                        (in millions)
Current assets                         $6,278          $ 208               $ 864        $ 48             $ 7,398

Property, plant & equipment,
  including leasehold interest          4,424              2               1,826         107               6,359

Total assets                           15,635          2,032               4,627        (556)             21,738

Total debt                              3,524            569               2,141       1,758               7,992

Common equity                           3,625          1,224               1,824      (2,150)              4,523






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

ITEM  3

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

     The fair values of our assets from risk management activities recorded in the condensed consolidated balance sheets at June 30, 2001, were comprised primarily of approximately 40% electricity and 57% natural gas. The fair values of the liabilities from risk management activities recorded in the condensed consolidated balance sheets at June 30, 2001, were comprised primarily of approximately 36% electricity and 59% natural gas.

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

    MIRANT CORPORATION




    By    /s/ James A. Ward
        ------------------------------------------------
          James A. Ward
          Senior Vice President, Finance
          And Accounting
          (Principal Accounting Officer)
                                                           Date: August 22, 2001