Form 10-Q
period 2001-09-30
MIRANT CORP
filed 2001-11-09
CIK 1010775

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

  The number of shares outstanding of the Registrant's Common Stock, par value
             $0.01 per share, at October 31, 2001, was 340,615,252.

                       Mirant Corporation and Subsidiaries

                                      INDEX

                For the Quarterly Period Ended September 30, 2001

                                                                                                         Page
                                                                                                        Number
DEFINITIONS                                                                                                  3
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                                   4
                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                                                         5
         Condensed Consolidated Balance Sheets                                                               6
         Condensed Consolidated Statements of Stockholders' Equity                                           8
         Condensed Consolidated Statements of Cash Flows                                                     9
         Notes to the Condensed Consolidated Financial Statements                                           10
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition               32
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                          44

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                   46
Item 2. Changes in Securities and Use of Proceeds                                                 Inapplicable
Item 3. Defaults Upon Senior Securities                                                           Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                       Inapplicable
Item 5. Other Information                                                                         Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                    48
Signatures


                                   DEFINITIONS
TERM                               MEANING
--------------------------------   --------------------------------------------
Bewag                              Bewag AG
BNDES                              Banco Nacional de Desenvolvimento
                                      Economico e Social
BP Amoco                           BP Amoco, plc
CAISO                              California Independent System Operator
CEMIG                              Companhia Energetica de Minas Gerais
Clean Air Act                      Clean Air Act Amendments of 1990
the Company                        Mirant Corporation and its subsidiaries
CPUC                               California Public Utilities Commission
DWR                                California Department of Water Resources
EDELNOR                            Empresa Electrica del Norte Grande S.A.
EPA                                U. S. Environmental Protection Agency
FASB                               Financial Accounting Standards Board
FERC                               Federal Energy Regulatory Commission
Hyder                              Hyder Limited
LIBOR                              London Interbank Offering Rate
Mirant Americas Energy Marketing   Mirant Americas Energy Marketing, L. P.
Mirant Americas Energy Capital     Mirant Americas Energy Capital, LP
Mirant Americas Generation         Mirant Americas Generation, LLC
Mirant Asia-Pacific                Mirant Asia-Pacific Ventures, Inc.
Mirant                             Mirant Corporation and its subsidiaries
Mirant California                  Mirant California, LLC
Mirant Delta                       Mirant Delta, LLC
Mirant Potrero                     Mirant Potrero, LLC
Mobile Energy                      Mobile Energy Services Company, L.L.C.
MW                                 Megawatts
NYISO                              New York Independent System Operator
OCI                                Other comprehensive income
OTC                                Over-the-counter
Pacific Gas and Electric           Pacific Gas and Electric Co.
PEPCO                              Potomac Electric Power Company
Perryville                         Perryville Energy Partners, LLC
PX                                 California Power Exchange Corporation
RMR                                Reliability-Must-Run
SCE                                Southern California Edison
SEB                                Southern Electric Brasil Participacoes Ltda
SEC                                Securities and Exchange Commission
Securities Act                     Securities Act of 1933
SE Finance                         SE Finance Capital Corporation
SFAS                               Statement of Financial Accounting Standards
SIPD                               Shandong International Power Development
                                      Company Limited
Southern                           Southern Company
State Line                         State Line Energy, L.L.C.
SWALEC                             South Wales Electricity plc
Vastar                             Vastar Resources Inc.
WPD                                South Western Electricity plc trading as
                                      Western Power Distribution
WPD Holdings                       WPD Holdings UK
WPDL                               WPD Limited

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this quarterly report on Form 10-Q includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or projected business results. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

o legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry;

o the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;

o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

o state, federal and other rate regulation in the United States and in foreign countries in which our subsidiaries and affiliates operate;

o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

o political, legal, market, (including, but not limited to, energy and commodity supply and pricing developments) and economic conditions and developments in the United States and in foreign countries in which our subsidiaries and affiliates operate;

o    financial market conditions and the results of our financing efforts;

o    changes in commodity prices and interest rates;

o    weather and other natural phenomena;

o performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities;

o developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due, adverse results in current or future litigation and adverse changes in the tariffs of the California Power Exchange Corporation or California Independent System Operator Corporation;

o the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist attacks on September 11, 2001 or any other terrorist actions or responses to such actions;

o the direct and indirect effects on our business resulting from the inability of significant energy market participants to perform on their delivery or payment obligations to us, or to a third party; and

o other factors, discussed elsewhere herein and in other reports (including our Form 10-K filed on March 21, 2001, as amended by Form 10-K/A, filed on June 29, 2001, our Form 10-Q filed on May 10, 2001 and our Form 10-Q filed on August 10, 2001, as amended by Form 10-Q/A filed on August 22, 2001) described from time to time in our filings with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake a duty to update any of the forward-looking statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the Three Months      For the Nine Months
                                                            Ended September 30,       Ended September 30,
                                                              2001        2000          2001         2000
                                                           ----------- -----------  -------------  ----------
                                                         (in millions, except per   (in millions, except per
                                                                 share data)               share data)
Operating Revenues:                                         $8,185     $ 4,198        $24,295      $5,357
                                                         ----------- -----------  -------------  ----------

Operating Expenses:
Cost of fuel, electricity and other products                 7,303       3,569         21,811       3,965
Maintenance                                                     32          36            103         104
Depreciation and amortization                                  100          89            284         244
Selling, general and administrative                            209         209            748         323
Impairment loss (Note B)                                         3           5             96          19
Other                                                           81          73            265         175
                                                        ----------- -----------  -------------  ----------
   Total operating expenses                                  7,728       3,981         23,307       4,830
                                                        ----------- -----------  -------------  ----------
Operating Income                                               457         217            988         527
                                                        ----------- -----------  -------------  ----------
Other Income (Expense), net:
Interest income                                                 27          42            111         123
Interest expense                                              (142)       (162)          (428)       (461)
Equity in income of affiliates                                  38          69            164         132
Other, net                                                       9          27             30          66
                                                        ----------- -----------  -------------  ----------
   Total other income (expense), net                           (68)        (24)          (123)       (140)
                                                        ----------- -----------  -------------  ----------
Income From Continuing Operations Before
  Income Taxes and Minority Interest                           389         193            865         387
Provision for Income Taxes                                     137          85            284          55
Minority Interest                                               18          17             48          60
                                                        ----------- -----------  -------------  ----------
Income From Continuing Operations                              234          91            533         272
                                                        ----------- -----------  -------------  ----------
Income from  Discontinued  Operations,
  net of tax benefit of $3 for 2001 and $6
  and $15 for the three and nine months ended
  September 30, 2000, respectively                               -           7              5          20
                                                        ----------- -----------  -------------  ----------
Net Income                                                  $  234     $    98        $   538      $  292
                                                        =========== ===========  =============  ==========

Earnings Per Share:
Basic:
  From continuing operations                                 $0.69       $0.33         $ 1.57       $1.00
  From discontinued operations                                   -        0.03           0.01        0.07
                                                        ----------- -----------  -------------  -----------
  Net income                                                 $0.69       $0.36         $ 1.58       $1.07
                                                        =========== ===========  =============  ===========
Diluted (Pro forma for 2000):
  From continuing operations                                 $0.67       $0.27         $ 1.53       $0.79
  From discontinued operations                                   -        0.02           0.02        0.06
                                                        ----------- -----------  -------------  ----------
  Net income                                                 $0.67       $0.29         $ 1.55       $0.85
                                                        =========== ===========  =============  ==========


The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                At September 30,
                                                                                      2001             At December 31,
ASSETS:                                                                            (Unaudited)              2000
                                                                                ------------------  ---------------------
                                                                                            (in millions)
Current Assets:
Cash and cash equivalents                                                         $  1,488               $  1,280
Receivables:
  Customer accounts, less provision for uncollectibles
    of $152 and $72 for 2001 and 2000, respectively                                  1,508                  3,399
  Other, less provision for uncollectibles
    of $31 and $22 for 2001 and 2000, respectively                                     573                    629
Notes receivable                                                                       165                    365
Assets from risk management activities (Note F)                                      1,200                  2,678
Derivative hedging instruments (Notes A, C and F)                                      506                      -
Deferred income taxes                                                                  373                    275
Other                                                                                  676                    526
                                                                                ------------------  ---------------------
  Total current assets                                                               6,489                  9,152
                                                                                ------------------  ---------------------

Property, Plant and Equipment:
Property, plant and equipment                                                        4,691                  3,648
Less accumulated provision for depreciation                                           (421)                  (228)
                                                                                ------------------  ---------------------
                                                                                     4,270                  3,420
Leasehold interest, net of accumulated amortization
    of $277 and $216 for 2001 and 2000, respectively                                 1,788                  1,843
Construction work in progress                                                        1,229                    418
                                                                                ------------------  ---------------------
  Total property, plant and equipment, net                                           7,287                  5,681
                                                                                ------------------  ---------------------

Noncurrent Assets:
Investments (Note G)                                                                 2,329                  1,797
Notes and other receivables, less provision for uncollectibles
  of $47 and $49 for 2001 and 2000, respectively                                        72                    213
Notes receivable from related parties                                                    -                    979
Assets from risk management activities (Note F)                                      1,130                  1,230
Goodwill, net of accumulated amortization
  of $254 and $184 for 2001 and 2000, respectively                                   3,269                  3,292
Other intangible assets, net of accumulated amortization
  of $57 and $34 for 2001 and 2000, respectively                                       674                    738
Investment in leveraged leases                                                           -                    596
Derivative hedging instruments (Notes A, C and F)                                      403                      -
Deferred income taxes                                                                  466                    334
Miscellaneous deferred charges                                                         213                    124
                                                                                ------------------  ---------------------
  Total noncurrent assets                                                            8,556                  9,303
                                                                                ------------------  ---------------------
  Total assets                                                                    $ 22,332               $ 24,136
                                                                                ==================  =====================







The accompanying notes are an integral part of these condensed consolidated balance sheets.


                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                At September 30,
                                                                                      2001             At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                              (Unaudited)              2000
                                                                                ------------------  ---------------------
                                                                                             (in millions)
Current Liabilities:
Short-term debt                                                                   $   2,115               $  1,289
Current portion of long-term debt                                                       984                    201
Accounts payable                                                                      1,969                  4,240
Taxes accrued                                                                           401                    216
Liabilities from risk management activities (Note F)                                  1,228                  2,899
Obligations under energy delivery commitments                                           571                    790
Derivative hedging instruments (Notes A, C and F)                                       527                      -
Other                                                                                   151                    140
                                                                                ------------------  ---------------------
  Total current liabilities                                                           7,946                  9,775
                                                                                ------------------  ---------------------

Noncurrent Liabilities:
Subsidiary obligated mandatorily redeemable preferred securities                          -                    950
Notes payable                                                                         4,469                  5,206
Other long-term debt                                                                  1,227                    390
Liabilities from risk management activities (Note F)                                  1,022                    906
Deferred income taxes                                                                   106                     53
Obligations under energy delivery commitments                                         1,517                  1,514
Derivative hedging instruments (Notes A, C and F)                                       327                      -
Miscellaneous deferred credits                                                          326                    307
                                                                                ------------------  ---------------------
  Total noncurrent liabilities                                                        8,994                  9,326
                                                                                ------------------  ---------------------

Preferred Stock held by Southern Company                                                  -                    242
Minority Interest in Subsidiary Companies                                               350                    312
Company Obligated Mandatorily Redeemable Securities of a
   Subsidiary Holding Solely Parent Company Debentures                                  345                    345
Commitments and Contingent Matters (Notes I and K)
Stockholders' Equity:
Common stock, $.01 par value, per share                                                   3                      3
  Authorized -- 2,000,000,000 shares
  Issued   -- September 30, 2001:  340,451,333 shares;
           -- December 31, 2000:  338,701,000 shares
  Treasury   -- September 30, 2001:  100,000 shares
Additional paid-in capital                                                            4,125                  4,084
Retained earnings                                                                       699                    166
Accumulated other comprehensive loss                                                   (128)                  (117)
Treasury stock, at cost                                                                  (2)                     -
                                                                                ------------------  ---------------------
  Total stockholders' equity                                                          4,697                  4,136
                                                                                ------------------  ---------------------

  Total liabilities and stockholders' equity                                      $  22,332               $ 24,136
                                                                                ==================  =====================








The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                        5

                       MIRANT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                     Accumulated
                                                       Additional                       Other
                                           Common       Paid-In       Retained      Comprehensive      Treasury      Comprehensive
                                           Stock        Capital       Earnings      Income (Loss)        Stock        Income (Loss)
                                        ------------- ------------- ------------- ---------------- ---------------- ----------------
                                                                             (in millions)
Balance, December 31, 2000                $ 3           $ 4,084        $ 166          $  (117)          $  -
   Net income                               -                 -          538                -              -             $ 538
   Other comprehensive loss                 -                 -            -              (11)             -               (11)
                                                                                                                   -----------------
   Comprehensive income                     -                 -            -                -              -             $ 527
                                                                                                                   =================
   Dividends and return of capital          -                 -           (5)               -              -
   Issuance of common stock                 -                41            -                -              -
   Common stock repurchased, at cost        -                 -            -                -             (2)
                                        -----------------------------------------------------------------------
Balance, September 30, 2001               $ 3           $ 4,125        $ 699          $  (128)          $ (2)
                                        =======================================================================







The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                  2001             2000
                                                                                            ----------------- ----------------
                                                                                              (in millions)
Cash Flows from Operating Activities:
Net income                                                                                   $     538          $   292
                                                                                            ----------------- ----------------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Equity in income of affiliates                                                                  (162)            (115)
  Depreciation and amortization                                                                    306              254
  Obligations under energy delivery commitments                                                   (217)               -
  Impairment loss (Note B)                                                                          96               19
  Risk management activities, net                                                                   23               86
  Deferred income taxes                                                                             92              137
  Minority interest                                                                                 48               60
  Other, net                                                                                        13              (87)
  Changes in certain assets and liabilities, exluding effects from acquisitions:
    Receivables, net                                                                             1,946             (534)
    Other current assets                                                                          (121)             (39)
    Accounts payable                                                                            (2,406)             371
    Taxes accrued                                                                                  188               91
    Other current liabilities                                                                       30              (67)
    Other                                                                                          (71)               -
                                                                                            ----------------- ----------------
      Total adjustments                                                                           (235)             176
                                                                                            ----------------- ----------------
      Net cash provided by operating activities                                                    303              468
                                                                                            ----------------- ----------------
Cash Flows from Investing Activities:
Capital expenditures                                                                            (1,183)            (365)
Cash paid for acquisitions                                                                        (864)            (292)
Proceeds received from the sale of investments                                                       1               33
Issuance of notes receivable                                                                      (116)            (511)
Repayments on notes receivable                                                                     511              172
Disposal of Southern Company affiliates                                                            (77)               -
Property insurance proceeds                                                                         13                -
Dividends received from equity investments                                                          81               15
                                                                                            ----------------- ----------------
      Net cash used in investing activities                                                     (1,634)            (948)
                                                                                            ----------------- ----------------
Cash Flows from Financing Activities:
Payment of dividends to Southern Company                                                             -             (503)
Proceeds from issuance of common stock                                                              28                -
Proceeds from issuance of short-term debt, net                                                     607            1,560
Proceeds from issuance of long-term debt                                                         3,200              289
Repayment of long-term debt                                                                     (2,341)            (504)
Other                                                                                               27               38
                                                                                            ----------------- ----------------
      Net cash provided by financing activities                                                  1,521              880
                                                                                            ----------------- ----------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                        18              (13)
                                                                                            ----------------- ----------------
Net Increase in Cash and Cash Equivalents                                                          208              387
Cash and Cash Equivalents, beginning of period                                                   1,280              323
                                                                                            ----------------- ----------------
Cash and Cash Equivalents, end of period                                                     $   1,488          $   710
                                                                                            ================= ================
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                                           $     409          $   559
Cash paid (refunds received) for income taxes                                                $      11          $  (109)
Business Acquisitions:
Fair value of assets acquired                                                                $   1,530          $ 2,545
Less cash paid                                                                                     864              292
                                                                                            ----------------- ----------------
      Liabilities assumed                                                                    $     666          $ 2,253
                                                                                            ================= ================


The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

     Basis of Accounting

     These unaudited condensed consolidated financial statements should be read in conjunction with Mirant's audited 2000 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000.
Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Certain prior-year amounts have been reclassified to conform with the audited 2000 consolidated financial statement and current-year financial statement presentation. Specifically generation and energy marketing revenue and selling, general and administrative expenses for 2000 have been adjusted to reflect the reclassification of provisions taken related to revenues from the Company's California operations under RMR contracts. The results for interim periods are not necessarily indicative of the results for the entire year.

     Accounting Changes

     Effective January 1, 2001, Mirant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in OCI and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying unaudited condensed consolidated balance sheet at September 30, 2001.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after July 1, 2001. Mirant is currently assessing the financial statement impact of both pronouncements but has not yet determined their final impact.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant is currently assessing the financial statement impact of this pronouncement.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for the Company's 2002 fiscal year. Mirant is currently assessing the financial statement impact of this pronouncement.

     Concentration of Revenues and Credit Risk

      Revenues earned from Enron Corporation through energy marketing and risk management operations approximated 19% of Mirant's total revenues for both the three and nine months ended September 30, 2001 as compared to 10% and 8% for the same periods in 2000. Mirant's credit exposure to this counterparty is significant less than revenues due to the offset of purchases and other netting activities. As of September 30, 2001, only one counterparty, the California Department of Water Resources, represented more than 10% of Mirant's total credit exposure. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netting where appropriate.

B.       Write-off of Assets

     Mirant, through its subsidiaries, has an 82.3% ownership interest in EDELNOR, a partially integrated electric utility engaged in the generation, transmission and marketing of electric power in the interconnected power grid in northern Chile. In December 1998, Mirant announced its intention to pursue the sale of its interest in EDELNOR. Mirant is currently in discussions with interested parties with respect to a sale transaction. Based on Mirant's expectations as to the possible outcome of these negotiations, in the second quarter of 2001 the Company wrote off its remaining investment in EDELNOR of $88 million ($57 million after tax).

C.       Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The following table sets forth the comprehensive income for the three and nine months ended September 30, 2001 and 2000 (in millions):

                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                              ------------------------- ------------------------
                                 2001          2000          2001        2000
                                 ----          ----          ----        ----
Net income                      $ 234          $ 98         $ 538       $ 292
Other comprehensive income
 (loss)                           (61)            4           (11)        (15)
                               --------      ---------     ---------   ---------
Comprehensive income            $ 173          $102         $ 527       $ 277
                               ========      =========     =========   =========

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Accumulated other comprehensive loss consisted of the following, net of tax (in millions):

 Balance, December 31, 2000                                    $ (117)

 Other comprehensive income (loss) for the period:
   Transitional adjustment from adoption of SFAS No. 133         (310)
   Change in fair value of derivative instruments                 289
   Reclassification to earnings                                   (14)
   Cumulative translation adjustment                               12
   Share of affiliates' OCI                                        12
                                                                ------
 Other comprehensive loss                                         (11)
                                                                ------
 Balance, September 30, 2001                                   $ (128)
                                                                ======

     Mirant estimates that $13 million of net derivative after-tax gains included in OCI as of September 30, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts, foreign denominated contracts and interest payments are realized.

D.       Earnings Per Share

     Mirant calculates basic earnings per share by dividing the income available to common stockholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings per share for the three and nine months ended September 30, 2001 and 2000 (in millions, except per share data) after giving effect to the stock split that occurred prior to the offering of common stock during 2000. Diluted earnings per share for 2001 gives effect to stock options, as well as the assumed conversion of convertible trust preferred securities and related after-tax interest expense addback to net income of approximately $4 million and $11 million for the three and nine months ended September 30, 2001. Mirant had no potentially dilutive securities outstanding during the first nine months of 2000.

     Pro forma earnings per share for the three and nine months ended September 30, 2000 shown below gives effect to the Company's public offering of shares as though it had occurred for all periods, as well as to the conversion of Mirant's standard value creation plan ("VCP") units, the grant of new stock options and issuance of convertible trust preferred securities as though potentially dilutive for all periods. Net income has been increased by approximately $5 million and $6 million to take into account the standard stock appreciation right ("SAR") conversion for the three and nine months ended September 30, 2000.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                            2001           2000            2001          2000
                                            ----           ----            ----          ----
Income from continuing operations          $ 234           $ 91            $ 533         $ 272
Discontinued operations                        0              7                5            20
                                           -------       --------        ---------      --------
Net income                                 $ 234           $ 98            $ 538         $ 292
                                           =======       ========        =========      ========

Basic
-----
Weighted average shares outstanding          340.4          272.0           339.7         272.0
     Earnings per share from:
       Continuing operations               $  0.69      $    0.33         $  1.57     $    1.00
       Discontinued operations                0.00           0.03            0.01          0.07
                                           --------     ----------       --------     ----------
       Net income                          $  0.69      $    0.36         $  1.58     $    1.07
                                           ========      =========       ========     ==========
Diluted
-------
Weighted average shares outstanding          340.4          272.0           339.7         272.0
Shares due to assumed exercise of stock
  options and equivalents                      2.8              -             2.9             -
Shares due to assumed conversion of trust
  preferred securities                        12.5              -            12.5             -
                                            --------    ----------     ----------     ----------
Adjusted shares                              355.7          272.0           355.1         272.0
                                            ========    ==========     ==========     ==========
     Earnings per share from:
       Continuing operations               $  0.67      $    0.33        $   1.53     $    1.00
       Discontinued operations                0.00           0.03            0.02          0.07
                                           --------     ----------     ----------     ----------
       Net income                          $  0.67      $    0.36        $   1.55     $    1.07
                                           =======      ==========     ==========     ==========

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                            Three Months      Nine Months Ended
                                           Ended September      September 30,
                                              30, 2000               2000
                                           --------------    -------------------
Pro Forma Basic
---------------
Weighted average shares outstanding               338.7            338.7
     Earnings per share from:
       Continuing operations                    $  0.27        $    0.80
       Discontinued operations                     0.02             0.06
                                                -------        ---------
       Net income                               $  0.29        $    0.86
                                                =======        =========
Pro Forma Diluted
-----------------
Weighted average shares outstanding               338.7            338.7
Shares due to assumed conversion of stock
  options and equivalents                           1.2              1.2
Shares due to assumed conversion of trust
  preferred securities                             12.7             12.7
                                                -------        ---------
Adjusted shares                                   352.6            352.6
                                                =======        =========

     Earnings per share from:
       Continuing operations                    $  0.27        $    0.79
       Discontinued operations                     0.02             0.06
                                                -------        ---------
       Net income                               $  0.29             0.85
                                                =======        =========

E.       Debt

     On July 17, 2001, Mirant closed $2,250 million of new corporate revolving credit facilities, comprised of a $1,125 million 364-day revolving credit facility and a $1,125 million 4-year revolving credit facility. Funds from the new revolving credit facilities were used to replace existing credit facilities.

     As of September 30, 2001, Mirant had borrowed $625 million under the July $1,125 million 364-day credit facility and $400 million under the July 2001 $1,125 million 4-year facility. Mirant also issued letters of credit totaling $287 million and $216 million under the April 1999 $450 million credit facility and the $1,125 million 4-year facility, respectively.

     In August 2001, Mirant Americas Generation, an indirect wholly owned subsidiary of the Company, exercised its right to extend the maturity of its $695 million acquisition facility and its $150 million working capital facility and converted the drawn balances of $750 million into a term loan with maturity in September 2002. Under this facility, Mirant Americas Generation may elect to rollover the borrowings at a base rate or at the LIBOR plus an applicable margin based on its credit rating on the date of the rollover. The outstanding borrowings under the term loan were $750 million at an interest rate of 4.68% at September 30, 2001.

F.       Financial Instruments

Risk Management Activities

     Mirant provides risk management services associated with the energy industry to its customers in the North American and European markets. These services are provided through a variety of exchange-traded energy contracts, forward contracts, futures contracts, option contracts and financial swap agreements.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     These contractual commitments are presented as assets and liabilities from risk management activities in the accompanying unaudited condensed consolidated balance sheets and are accounted for using the mark-to-market method of accounting. Accordingly, they are reflected at fair value in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized in income in the period of change.

     The marketing operations engage in risk management activities. All such transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments utilized in connection with these activities are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments, including derivatives used for these purposes, are recorded at fair value. The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     The volumetric weighted average maturities at September 30, 2001, were 2.7 years and 3.8 years for the North American portfolio and European portfolio, respectively. The net notional amount of the risk management assets and liabilities at September 30, 2001, was approximately 7 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

    In addition, certain financial instruments that Mirant uses to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. Therefore, the fair values of these instruments are included in assets and liabilities from risk management activities. The fair values of Mirant's assets and liabilities from risk management activities recorded in the unaudited condensed consolidated balance sheet as of September 30, 2001 are included in the following table (in millions):

                                                    Risk Management
                                                    ---------------
                                                Assets          Liabilities
                                                ------          ------------
   Energy commodity instruments:
   Electricity                               $    784            $    683
   Natural gas                                  1,444               1,457
   Crude oil                                       45                  47
   Other                                           57                  63
                                            -----------         ------------
     Total                                   $  2,330            $  2,250
                                            ===========         ============

Derivative Hedging Instruments

     Mirant uses derivative instruments to manage exposures arising from changes in interest rates, commodity prices and foreign currency exchange rates. Mirant's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended September 30, 2001, $229 million of pre-tax derivative gains was reclassified to operating income and $8 million of pre-tax derivative losses was reclassified to interest expense. During the nine months ended September 30, 2001, $29 million of pre-tax derivative gains was reclassified to operating income, $14 million of pre-tax derivative losses was reclassified to interest expense, and $9 million of pre-tax derivative gains was reclassified to other income, net. The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

being hedged. During the nine months ended September 30, 2001, $1 million of pre-tax losses arising from hedge ineffectiveness was recognized in operating income. The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

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

     At September 30, 2001, Mirant had a net derivative hedging asset of approximately $161 million related to these financial instruments. The fair value of its non-trading commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At September 30, 2001, Mirant had contracts that related to periods through 2010. The net notional amount of the derivative hedging instruments at September 30, 2001 was 5 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, this amount is not a measure of market risk.

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

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

strategies qualify as cash flow hedges, where gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings to the same revenue or expense category as the hedged transaction.

G.       Investments in Affiliates

     The following table sets forth certain summarized income statement information of Mirant's investments in 50% or less-owned investments accounted for under the equity method for the three and nine months ended September 30, 2001 and 2000. The figures below represent 100% of the results of the underlying entities in which Mirant owns a portion. These figures are not comparable to the Company's equity income from affiliates due to purchase accounting and other adjustments.

                                           Three Months            Nine Months
                                              Ended                   Ended
                                           September 30,           September 30,
                                          2001      2000        2001        2000
                                          ----      ----        ----        ----
                                                       (in millions)
Revenues                                $ 2,342   $ 1,595     $ 4,609    $ 4,678
Operating income                            440       421       1,063        642
Net income from continuing operations       115       196         516        127

H.       Business Developments

     In July 2001, Mirant began commercial operation of a 150-MW natural gas-fired simple-cycle unit at its Monroe, Louisiana power plant site. This is the first phase of the project. The second phase, expected to begin commercial operation in June 2002, includes a 540-MW combined-cycle unit. The project was financed by a group of banks under a $300 million project financing which closed on June 7, 2001. The project is jointly owned on a 50/50 basis and is accounted for using the equity method.

    On July 31, 2001, Mirant announced plans to build a 286-MW natural gas-fired, combined-cycle facility located in the Mint Farm Industrial Park in Longview, Washington. Mirant anticipates the facility will come on-line by summer 2003.

     In July 2001, Mirant entered into an agreement to acquire a 97.5% ownership interest in EcoElectrica Holdings Ltd. ("EcoElectrica"), a 540-MW, liquefied natural gas ("LNG")-fired, combined-cycle cogeneration facility, a desalination facility and a LNG facility located in Penuelas, Puerto Rico. The purchase price is approximately $586 million, plus the assumption of liabilities of approximately $700 million and is subject to applicable regulatory approvals. The acquisition is expected to close before the end of 2001. The facility began commercial operations in March 2000. The Puerto Rico Electric Power Authority ("PREPA") purchases power from EcoElectrica pursuant to a long-term power purchase agreement that extends through March 2022. Under this agreement, PREPA is obligated to purchase up to 507 MW of energy and capacity from EcoElectrica. In addition, Mirant acquired the rights to a twenty-year tolling services agreement for the unloading, storing, redelivery and vaporization of LNG, as well as access to excess capacity in the facility's LNG terminal, storage tank and vaporizers. EcoElectrica has also entered into a LNG purchase agreement, which extends until 2019 and which provides for the purchase of an annual contract quantity equal to nine gamma standard cargoes.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In August 2001, Mirant took effective control of a 640-MW natural gas-fired power plant in Thomaston, Georgia. The plant is comprised of four combustion turbines and has been operational since June 2000. Mirant finalized this acquisition in October 2001. Mirant will continue to provide power from the plant to customers under a variety of power purchase agreements.

     In August 2001, Mirant announced plans to develop a 1,200-MW natural gas-fired power plant in Gastonia, North Carolina. Construction of the power facility is scheduled to begin early in 2002 with commercial operation scheduled for summer 2004.

     In August 2001, Mirant acquired a 75% working interest in 18 natural gas and oil producing fields as well as 206,000 acres of mineral rights in southern Louisiana from Castex Energy, Inc. ("Castex") and a number of its affiliates for approximately $162 million. Castex, a privately held Houston-based oil and gas producer, will retain an interest in the properties and will continue to operate them.

    In September 2001, Mirant recorded a $58 million ($35 million after-tax) loss on an energy requirements contract primarily resulting from new market regulatory requirements. Mirant believes that it has adequately provided for estimated future losses under this contract, which terminates at the end of 2003; however, Mirant is subject to subsequent regulatory and commercial risks under this contract and no assurance can be given that additional losses will not occur.

    In September 2001, Mirant announced that the partnership discussions related to the possible combination of Bewag, VEAG, Laubag and HEW, the so-called Neue Kraft, were terminated. Mirant continues to own approximately 45% of the integrated utility, Bewag, which serves the city of Berlin.

I.       Commitments and Contingent Matters

Litigation and Other Contingencies

Western United States Power Markets:

Reliability-Must-Run Agreements: Mirant's subsidiaries acquired generation assets from Pacific Gas and Electric in April 1999, subject to RMR agreements. These agreements allow the CAISO, under certain conditions, to require certain of Mirant's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant assumed these agreements from Pacific Gas and Electric prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant by the CAISO under the RMR agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the reliability-must-run agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant for the period from June 1, 1999 through December 31, 2001. On June 7, 2000, the ALJ presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant appealed the ALJ's decision to the FERC.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     If Mirant is unsuccessful in its appeal of the ALJ's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of September 30, 2001 would have been approximately $198 million; however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund. If Mirant is unsuccessful in its appeal, Mirant plans to pursue other options available under the reliability-must-run agreements to mitigate the impact of the ALJ's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant cannot provide assurance that it will be successful.

     In 2001, the CAISO failed to pay a total of approximately $19.6 million to Mirant's subsidiaries under the reliability-must-run agreements assumed by Mirant from Pacific Gas and Electric. Mirant has submitted notices of default to the CAISO. Payments have been received for amounts that became due following Pacific Gas and Electric's April 6, 2001 petition for bankruptcy.

Defaults by SCE and Pacific Gas and Electric and  Bankruptcy  of Pacific Gas and
Electric: On January 16 and 17, 2001, SCE and Pacific Gas and Electric's credit and debt ratings were lowered by Moody's and S&P to "non-investment grade" status. On January 16, 2001, SCE indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the PX and a $151 million payment due to a qualifying facility. On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy will have on the ultimate recovery of amounts owed by Pacific Gas and Electric.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the DWR authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and Pacific Gas and Electric. The CAISO and PX have not paid the full amounts owed to Mirant's subsidiaries for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and Pacific Gas and Electric for deliveries to their customers.

     On May 10, 2001, Governor Davis signed Bill SB31x into law. This legislation permits the DWR to issue up to approximately $13 billion in revenue bonds to finance the purchase of electrical energy. The Bill became effective on August 8, 2001. On May 24, 2001, Mirant entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity. The contract runs from June 1, 2001 to December 31, 2002.

California Price Mitigation and Refund Proceeding: The FERC has issued proxy market price orders for the months of January, February, March, April and May 2001. The potential refund exposure for Mirant for January, February, March and May was approximately $3 million. The proxy market price for April was not applicable to any sales made. These refunds are being addressed in the California Refund Proceeding

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

currently pending before the FERC ALJ. Mirant cannot give any assurances that the FERC will accept the justification and decline to order refunds of some or all of these amounts.

     In March 2001, the FERC staff issued its recommendation regarding a new market mitigation plan which included continued price mitigation during Stage 3 emergencies. On April 6, 2001, the CAISO filed a proposed market stabilization plan at the FERC. On April 26, 2001, the FERC issued an order adopting a market monitoring and price mitigation plan by its staff. The April 26 order provides for price mitigation in all hours in which power reserves fall below 7.5 percent, a level that corresponds to the CAISO's Stage 1 emergency. In these hours, the FERC will use a formula based on the marginal costs of the highest-cost generator called on to run to determine the overall market-clearing price. In the event that a generator sells power at prices higher than the formula price set by the FERC, the generator is required to submit data to the FERC within seven days to justify the higher price. The April 26 order also provides for: (a) increased coordination and control of generation plan outages by the CAISO, (b) all in-state generation, including generation owned by sellers not subject to the FERC's jurisdiction, to offer all available power for sale in real time, (c) load-serving public utilities to establish by June 1, 2001 demand response mechanisms identifying the price at which load would be curtailed, (d) the FERC to continue to monitor closely behavior of market participants, including bidding behavior and plant outages, (e) interested parties to file comments on whether the CAISO should be required to institute, on a prospective basis, a surcharge on power sales to cover payments due to generators by the California utilities, and (f) the FERC to institute an investigation under
Section 206 of the Federal Power Act into the rates, terms and conditions of certain short-term wholesale power sales in the western markets outside of California. This mitigation program became effective on May 29, 2001, and will terminate after one year. In addition, the order identified certain prohibited bidding practices by entities having market rate authority (which would include certain of Mirant's subsidiaries) and has stated that it would impose sanctions on entities that engage in the prohibited practices.

     On June 19, 2001, the FERC issued an order on rehearing of the April 26 order. The June 19 order affirmed many of the key provisions of the April 26 order, but also broadened the scope of that order to include all spot market sales in markets throughout the Western System Coordinating Council ("WSCC"). The price mitigation plan to be implemented pursuant to the June 19 order became effective June 20, 2001, and will extend until September 30, 2002. Under the June 19 order, the FERC retained the use of a single market clearing price for sales in the CAISO's spot markets in reserve deficiency hours (i.e., when reserves are below 7% in California), as well as the requirement that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. However, the FERC revised the method for calculating the market clearing price, specifying that: (a) generation unit owners must submit bids during reserve deficiencies that are no higher than the seller's marginal gas costs plus variable operating and maintenance costs set at $6 per MWh; (b) generation unit owners may not reflect start-up fuel and emissions costs in the energy price, but must invoice the CAISO separately for these costs, which the CAISO will recover through a new-imposed system-wide charge; (c) the ability to cost-justify a higher price is available only to generation owners; marketers may not bid above the market clearing price; and (d) the CAISO must add 10% to the market clearing price paid to generators for all prospective sales in its markets to reflect credit uncertainty. The additional 10% will not be reflected in the market price for the rest of the WSCC. For the months of June and July 2001, the FERC denied the requests of generators to charge a higher price than the mitigated price based on claimed justifications for such higher prices. Mirant cannot predict how the FERC will rule on any future requests/justifications for prices higher than the mitigated price during future months.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The June 19 order also extended the FERC's price mitigation regime to the rest of the WSCC and to non-reserve deficiency hours. For spot market sales outside the CAISO single price auction (i.e., bilateral sales in California and sales in the balance of the WSCC), the June 19 order provides that sellers will receive the price they negotiate, up to the CAISO spot market price, and that all public and non-public utilities in the remainder of the WSCC must offer in a spot market of their choosing any non-hydroelectric resource whether owned or under contract to the extent the output is not scheduled for delivery in the hour. In all non-reserve deficiency hours (i.e., when reserve levels in the CAISO exceed 7%), the June 19 order provides that the market clearing price within California and throughout the WSCC will be set at 85% of the highest CAISO hourly market clearing price established during the most recent reserve deficiency period. This price will remain in place until reserves fall below 7% and a new price is set.

     In addition, the June 19 order called for a settlement conference to address any and all issues concerning the California markets, including payment for past due amounts, refunds related to past periods and creditworthiness. In accordance with the June 19 order, the FERC's Chief Administrative Law Judge convened a 15-day settlement conference on June 25. Parties in the San Diego Gas & Electric Co. complaint proceeding, the State of California and other interested parties participated in the settlement conference. The parties were unable to reach a settlement on the issues at the conference. On July 12, 2001, the Chief Judge issued a recommendation to the FERC, which included a proposed methodology for the FERC to adopt and issue refunds for sales into the CAISO and PX markets. The recommendation also included a hearing procedure to determine the appropriate amount of refunds for each jurisdictional seller. On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. Hearings are scheduled to be held in December 2001 and February 2002.

     In the July 25 order issued in the California refund proceeding, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including a Mirant subsidiary, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC ALJ recently concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. At this time, Mirant cannot predict the outcome of this proceeding. If the Company were required to refund such amounts, its subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf. In addition, Mirant's subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

Western Power Markets Investigations: The CPUC, the California Senate, the San Joaquin District Attorney and the Attorney General's offices of Washington, Oregon and California have each launched civil and criminal investigations into the California energy markets that have resulted in the issuance of subpoenas to several of Mirant's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Also on April 18, 2001, the Attorney General filed suit against the Company in the San

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

 Francisco Superior Court seeking to compel it to produce documents in the investigation. With respect to both the CPUC and the California Attorney General's office, there is ongoing litigation between Mirant and these agencies regarding the scope of the subpoenas and the confidentiality of the Company's documents. Despite various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process.

     While Mirant will  vigorously  defend against any claims of potential civil
liability  or  criminal   wrongdoing   asserted   against  the  Company  or  its
subsidiaries, the results of such investigations cannot now be determined.

California Rate Payer Litigation: Six lawsuits have been filed and consolidated in the superior courts of California alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta, Mirant Potrero, and Southern, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Four of the suits seek class action status. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern as a defendant, it appears that the allegations, as they may relate to Southern and its subsidiaries, are directed to activities of Mirant's subsidiaries. One such suit names Mirant Corporation itself as a defendant. Southern has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the Master Separation Agreement that governs Mirant's separation from Southern, and Mirant has undertaken the defense of all of the claims.

    In September 2001, the defendants in the California rate payer litigation served upon the plaintiffs in each case a Joint Demurrer, a Joint Motion to Strike and a Joint Motion to Stay. The Joint Demurrer asserts that the defendants should be granted judgment as a matter of law on the claims asserted by the plaintiffs. The Joint Motion to Strike asserts that if the court does not conclude that plaintiffs' claims are barred entirely, then all claims seeking monetary recovery should be stricken based on the filed rate doctrine. The Joint Motion to Stay asserts that any claims not dismissed in response to the Joint Demurrer or stricken in response to the Motion to Strike should be stayed until the FERC has entered a final order in the ongoing proceedings before it related to the investigations of the California wholesale markets. These pleadings have been served on the plaintiffs in each of the six cases but will not be filed with the court until a determination is made regarding whether the actions should be coordinated and, if so, before which court. The plaintiffs seek to have the cases coordinated before a court in San Francisco, while the defendants have asked for the cases to be coordinated before a court in San Diego. The California Judicial Council has sent the coordination motions to the presiding judge for the Superior Court for the County of San Diego, who has assigned a judge to hear the coordination petitions. The judge will decide whether the cases should be coordinated and, if so, will recommend to the California Judicial Council which court should hear the coordinated actions. The Company cannot predict the outcome of these cases.

CAISO Claim before the FERC: The CAISO asserted in a March 22, 2001 filing at the FERC that sellers in the California wholesale electricity market have, as a group, charged amounts in the period from May 2000 through February 2001 that exceeded just and reasonable charges by an amount in excess of $6 billion. The CAISO also asserted that during that period generators in California bid prices into the CAISO real time

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

markets that exceeded just and reasonable amounts by approximately $505 million in the aggregate, of which a single generator (subsequently identified in a news report as Mirant Corporation) was alleged by the CAISO to have overcharged by approximately $97 million. These claims are being addressed in the FERC California Refund proceeding scheduled for December 2001 and February 2002.

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

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     confirmation by the FERC that the Potrero jets are exempt from the FERC's "must run" requirements, once they exceed their permitted operating limits.

Pacific Gas and Electric Bankruptcy: On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant by Pacific Gas and Electric. On
September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Under the terms of the proposed plan, unsecured creditors such as Mirant would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years.

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

PX Bankruptcy: On March 9, 2001, the PX filed for bankruptcy. Mirant Americas Energy Marketing has been named to the participants' committee. The PX's ability to repay its debt is directly dependent on the extent that it receives payments from Pacific Gas and Electric and SCE, and on the outcome of its litigation with the California state government. At this point, it is uncertain what effect the PX's bankruptcy will have on the receivables owed to the Company.

     As of September 30, 2001, the total amount owed to Mirant by the CAISO and the PX was $373 million. The total amount of provisions made during 2000 and 2001 in relation to uncertainties in the California power market was $295 million pre-tax.

NYISO Automatic Mitigation Plan:

     On June 28, 2001, the FERC issued an order accepting the Automatic Mitigation Procedure as proposed by the NYISO effective immediately and expiring on October 31, 2001. The Automatic Mitigation Procedure compares bids in the day-ahead energy market that exceed $150 MWh to "reference bids" reflecting historical bids over the previous 90 days or a shorter time period. If bids exceed the reference bids by more than a stated margin, the bid is automatically mitigated down to the reference bid level. The actual price received in the day-ahead market is determined by the highest daily bid accepted among all suppliers. As the unmitigated clearing price information is not made available, the nature and extent of the possible impact on the Company is not currently known.

Mobile Energy:

     Mobile Energy is the owner of a facility that generates electricity, produces steam and in the past processed black liquor as part of a pulp and paper complex in Mobile, Alabama. On January 14, 1999, Mobile Energy and Mobile Energy Services Holdings, Inc., which guaranteed debt obligations of Mobile Energy, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Alabama, seeking protection under Chapter 11 of the United States Bankruptcy Code. Southern has guaranteed certain potential environmental and certain other obligations of Mobile Energy that represent a maximum contingent liability of $19 million as of September 30, 2001. A major portion of the maximum

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

contingent liability escalates at the rate equal to the producer price index. As part of its separation from Southern, Mirant has agreed to indemnify Southern for any obligations incurred under such guarantees.

State Line:

     On July 28, 1998, an explosion occurred at the State Line plant causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant, five of which were filed in Cook County, Illinois. Mirant filed a motion to dismiss these five cases in 1998 for lack of "in personam" jurisdiction and subsequently filed appeals regarding the denial of these motions. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made.

CEMIG:

     In September 1999, the State of Minas Gerais, Brazil, filed a lawsuit in a state court seeking temporary relief against exercising voting rights of SEB, of which Mirant holds a 25% indirect economic interest, under the shareholders' agreement, between the State and SEB regarding SEB's interest in CEMIG, as well as a permanent rescission of the agreement. In March 2000, a state court in Minas Gerais ruled that the shareholders agreement was invalid. In September 2001, the Company's appeal of that ruling to the state appellate court was denied. Mirant believes that this is a temporary situation and expects that the shareholders agreement will be fully restored. Failure to prevail in this matter has limited Mirant's influence on the daily operations of CEMIG. However, SEB continues to have 33% of the voting shares of CEMIG and holds 4 of 11 seats on CEMIG's Board of Directors. The significant rights SEB would lose relate to supermajority rights and the right to participate in the daily operations of CEMIG. SEB obtained financing from BNDES for approximately 50% of the total purchase price of the CEMIG shares which is secured by a pledge of its shares in CEMIG. The temporary suspension of the shareholders agreement has adversely impacted SEB's influence over the performance of CEMIG and the remuneration of the shareholders.

     In addition to the matters discussed above, Mirant is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position.

Commitments and Capital Expenditures

     Mirant  has  made  firm  commitments  to  buy  materials  and  services  in connection with its ongoing operations and planned expansion and has made financial guarantees relative to some of its investments. The material commitments are as follows:

Turbine Purchases and Other Construction-Related Commitments

     Mirant has entered into agreements to purchase 49 turbines to support ongoing and planned construction efforts. Mirant also has options to purchase an additional 32 turbines. Minimum termination amounts under all purchase contracts were $8 million at September 30, 2001. At September 30, 2001, total amounts to be paid under the agreements if all turbines are purchased as planned are estimated to be $680 million. At September 30, 2001, other construction-related commitments totaled $923 million.

     In  addition  to  these  commitments,   Mirant  has  assigned  to  separate
third-party owners purchase contracts for 46 turbines and purchase contracts for nine engineered equipment packages ("power

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

islands"). As part of these assignments, Mirant has entered into agency agreements with the respective third-party owners whereby Mirant is required to manage procurement of all of this equipment. Under the agency agreements, Mirant maintains purchase options for each individual turbine and power island. In addition to the purchase options under the agreements, Mirant also maintains options to lease the turbines and the power islands. If upon the end of the respective terms of the agreements Mirant has failed to exercise either its purchase options or lease options for each turbine and power island, Mirant may participate in the re-marketing of this equipment. In the event that the equipment is remarketed, Mirant has guaranteed the recovery of approximately
89.9 percent of certain equipment procurement costs borne by third parties, of which approximately $263 million was incurred as of September 30, 2001.
Additionally, if Mirant had elected to exercise its purchase options with respect to all of the turbines and power islands and to terminate the procurement contracts at September 30, 2001, minimum termination amounts due to the third party owners under the turbine and power island procurement contracts would have been $283 million.

     In June 2001, Mirant entered into an air permit guarantee and a waste water discharge permit guarantee in connection with a loan agreement between Perryville and a financial institution. Under these guarantee agreements, the Company guaranteed the debt payments under the loan agreement if Perryville does not obtain or achieve necessary air and waste water discharge permit compliance. The Company has a 50% ownership interest in Perryville that is accounted for using the equity method. Perryville began to commercially operate a 150-megawatt, natural gas-fired, simple-cycle unit in Louisiana in July 2001 and is constructing a 540-megawatt natural gas-fired combined-cycle unit that is expected to be completed in 2002. At September 30, 2001, the outstanding balance under the loan agreement was approximately $136 million. Mirant has entered into a separate agreement with Cleco Midstream Resources, LLC ("Cleco"), who holds the remaining 50% ownership interest in Perryville, under which Mirant is compensated for providing the loan agreement guarantees on behalf of Cleco.

Long-Term Service Agreements

     The Company has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine or combined-cycle generating plants. These agreements may be terminated in the event a planned construction project is cancelled. At September 30, 2001, the total estimated commitment for completed and in-process construction projects was $496 million, and the total estimated commitment if all turbines are purchased as planned is approximately $2,240 million.

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

Operating Leases

     Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $31 million and $94 million during the three and nine months ended September 30, 2001 as compared to $4 million and $11 million for the same periods in 2000. As of September 30, 2001, estimated minimum rental commitments for non-cancelable operating leases were approximately $3,249 million.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
    J. Segment Reporting

    The Company's principal business segments primarily relate to the geographic areas in which the Company conducts business: the Americas Group, the Asia-Pacific Group and the Europe Group. The other reportable business segment is Corporate.

                            Financial Data by Segment
             For the Three Months Ended September 30, 2001 and 2000

                                                                                                   Corporate and
                                               Americas             Europe        Asia-Pacific     Eliminations     Consolidated
                                            ----------------------------------------------------------------------------------------
                                              2001     2000     2001     2000     2001     2000    2001    2000     2001     2000
                                                                                (in millions)
Operating Revenues:
    Generation and energy marketing          $7,695    $3,953  $ 201     $  -   $ 127      $123   $  -     $  -    $8,023   $4,076
    Distribution & integrated utility
      revenues                                  154        43      -       71       -         -      -        -       154      114
    Other                                         3         -      -        -       5         4      -        4         8        8
                                             --------- ------- --------- ------- --------- ------ -------- ------- ------- ---------
    Total operating revenues                  7,852     3,996    201       71     132       127      -        4     8,185    4,198
                                             --------- ------- --------- ------- --------- ------ -------- ------- ------- ---------

Operating Expenses:
    Cost of fuel, electricity and
      other products                          7,098     3,562    204        7       1         -      -        -     7,303    3,569
    Depreciation and amortization                65        38      1       17      33        32      1        2       100       89
    Other operating expenses                    254       213      7       28      29        30     35       52       325      323
                                             --------- ------- --------- ------- --------- ------ -------- ------- ------- ---------
    Total operating expenses                  7,417     3,813    212       52      63        62     36       54     7,728    3,981
                                             --------- ------- --------- ------- --------- ------ -------- ------- ------- ---------
Operating Income (Loss)                         435       183    (11)      19      69        65    (36)     (50)      457      217

Other Income (Expense):
    Interest expense, net                       (40)      (28)    (9)     (25)    (26)      (27)   (40)     (40)     (115)    (120)
    Equity in income of affiliates                1        23     24       28      13        18      -        -        38       69
    Other                                         2        14      1        6       9        (4)    (3)      11         9       27

Income (Loss) From Continuing Operations
                                             --------- ------- --------- ------- --------- ------ -------- ------- ------- ---------
    Before Income Taxes and Minority Interest   398       192      5       28      65        52    (79)     (79)      389      193

Provision (benefit) for income taxes            172        75     (7)       6       4         9    (32)      (5)      137       85
Minority interest                                 4         4      -        3       8        10      6        -        18       17
                                             --------- ------- --------- ------- --------- ------ -------- ------- ------- ---------
Income (Loss) From Continuing Operations        222       113     12       19      53        33    (53)     (74)      234       91

Income From Discontinued Operations,
  Net of Tax Benefit                              -         -      -        -       -         -      -        7         -        7
                                             --------- ------- --------- ------- --------- ------ -------- ------- ------- ---------
Net Income (Loss)                            $  222    $  113  $  12     $ 19   $  53      $ 33   $(53)    $(67)   $  234   $   98
                                             ========= ======= ========= ======= ========= ====== ======== ======= ======= =========




                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                            Financial Data by Segment
              For the Nine Months Ended September 30, 2001 and 2000

                                                                                                  Corporate and
                                               Americas            Europe        Asia-Pacific      Eliminations       Consolidated
                                            ----------------------------------------------------------------------------------------
                                             2001       2000     2001    2000    2001    2000     2001     2000     2001      2000
                                                                                   (in millions)
Operating Revenues:
    Generation and energy marketing         $ 23,353   $4,582  $ 211    $ (2)   $ 376    $369     $  -    $  -    $23,940    $4,949
    Distribution & integrated utility
      revenues                                   334      126      -     263        -       -        -       -        334       389
    Other                                          5        -      -       -       16      10        -       9         21        19
                                            ---------- ------- ------- -------- ------ --------- -------- ------- ---------- -------
    Total operating revenues                  23,692    4,708    211     261      392     379        -       9     24,295     5,357
                                            ---------- ------- ------- -------- ------ --------- -------- ------- ---------- -------

Operating Expenses:
    Cost of fuel, electricity and
      other products                          21,545    3,942    261      23        5       -        -       -     21,811     3,965
    Depreciation and amortization                182       87      1      58       98      97        3       2        284       244
    Other operating expenses                     981      381     29      99       90      60      112      81      1,212       621
                                            ---------- ------- ------- -------- ------ --------- -------- ------- ---------- -------
    Total operating expenses                  22,708    4,410    291     180      193     157      115      83     23,307     4,830
                                            ---------- ------- ------- -------- ------ --------- -------- ------- ---------- -------
Operating Income (Loss)                          984      298    (80)     81      199     222     (115)    (74)       988       527

Other Income (Expense):
    Interest expense, net                       (126)     (97)   (18)    (79)     (75)    (79)     (98)    (83)      (317)     (338)
    Equity in income of affiliates                12       27    116      56       36      49        -       -        164       132
    Other                                          8       22      2      14       20      15        -      15         30        66

Income (Loss) From Continuing Operations
                                            ---------- ------- ------- -------- ------ --------- -------- ------- ---------- -------
    Before Income Taxes and Minority Interest    878      250     20      72      180     207     (213)   (142)       865       387

Provision (benefit) for income taxes             375      104    (40)    (16)       7      (1)     (58)    (32)       284        55
Minority interest                                  8        5      -      26       24      28       16       1         48        60
                                            ---------- ------- ------- -------- ------ --------- -------- ------- ---------- -------
Income (Loss) From Continuing Operations         495      141     60      62      149     180     (171)   (111)       533       272

Income From Discontinued Operations,
  Net of Tax Benefit                               -        -      -       -        -       -        5      20          5        20
                                            ---------- ------- ------- -------- ------ --------- -------- ------- ---------- -------
Net Income (Loss)                           $    495   $  141  $  60    $ 62    $ 149    $180    $(166)   $(91)   $   538    $  292
                                            ========== ======= ======= ======== ====== ========= ======== ======= ========== =======



                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                  Selected Balance Sheet Information by Segment
                              At September 30, 2001

                                                                                      Corporate and
                                     Americas        Europe        Asia-Pacific       Eliminations            Total
                                     ---------      ---------     ---------------   ------------------     -------------
                                                                    (in millions)
Current assets                         $5,883          $ 143               $ 905               $ (442)          $ 6,489

Property, plant & equipment,
  including leasehold interest          5,256              2               1,808                  221             7,287

Total assets                           16,268          2,044               4,599                 (579)           22,332

Total debt                              4,039            618               2,047                2,091             8,795

Common equity                           3,811          1,198               1,860               (2,172)            4,697




                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

K.       Subsequent Events

     On October 2, 2001, the CPUC refused to approve a rate agreement with the DWR. The Treasurer of California has indicated that this rate agreement is closely related to the issuance of approximately $13 billion in revenue bonds to finance the purchase of electric energy. Mirant bears the risk of nonpayment by the CAISO, the PX and the DWR for power purchased by the CAISO, the PX or the DWR.

     On October 2, 2001, the California Governor rescinded the executive order calling for a third special session of the state legislature. The purpose of the third special session was to consider legislation to restore SCE to solvency. In view of the announced settlement between the California Public Utilities Commission and SCE, California's Governor declared the third special session unnecessary.

     On October 2, 2001, the CPUC and SCE announced a settlement of SCE's filed rate doctrine lawsuit, which is pending in federal district court in Los Angeles. The terms of the proposed settlement provide that SCE will fully repay what the settlement agreement calls "Procurement Related Liabilities" by the end of 2003. Although the proposed settlement agreement purports to provide for the payment of all Procurement Related Liabilities, which includes $920 million owed to the PX and the CAISO (a portion of which is owed to Mirant), there is no specific information about when any particular creditor or class of creditors can expect repayment. Further, SCE has agreed to work with the CPUC and the California Attorney General in pursuing litigation against energy sellers and to meet and confer with the CPUC as to all significant strategic and tactical decisions in existing or future litigation, including administrative proceedings. Effective March 1, 2002, CPUC approval is required of any settlement of existing or future litigation, and, if the CPUC rejects a proposed settlement, SCE is required to continue with such litigation.

     The impact of the proposed settlement agreement on Mirant remains uncertain, but could include delayed payment, extended litigation, or discriminatory treatment in the repayment process. Mirant is currently analyzing the proposed settlement agreement and its analysis may indicate that other available remedies are preferable to this settlement proposal. Such remedies may include participation in an effort to file an involuntary bankruptcy petition against SCE. On October 5, 2001, the U.S. District Court for the Central District of California approved the proposed settlement agreement. The District Court's judgement was temporarily stayed on October 30, 2001 by the 9th Circuit Court of Appeals for a 14-day period while a motion is addressed by the District Court.

    On October 3, 2001, the Illinois Supreme Court denied Mirant's appeal regarding the proper jurisdiction of the lawsuits related to State Line. Mirant is considering whether to appeal this issue to the United States Supreme Court.

    In October 2001, Mirant Americas Generation issued $750 million in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $300 million of 7.2% senior notes due 2008 and $450 million of 8.5% senior notes due 2021. The net proceeds from these notes as well as operating cash flow were used to repay the a $750 million term loan, which was subsequently terminated, and to pay breakage costs on interest rate swaps entered into in 2000 in anticipation of this debt offering. Interest on the notes is payable semiannually beginning April 1, 2002. Mirant Americas Generation may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. Furthermore, Mirant Americas Generation is obligated to consummate an exchange offer under an effective registration statement or cause re-sale of the notes to be registered under the Securities Act within 270 days of the issuance of these notes or the annual interest rate will increase by 0.5% per annum.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In October 2001, Mirant entered into an agreement to acquire the majority of the gas marketing business of TransCanada PipeLines Limited. The transaction would include the purchase of the majority of TransCanada's natural gas trading and marketing business and the related natural gas transportation and storage contracts. TransCanada also agreed to sell to Mirant the "netback pool," which markets the aggregated supply from 550 Canadian natural gas producers. The transaction would add approximately 5.1 billion cubic feet a day to Mirant's natural gas physical marketing volumes, assuming year 2000 marketing and trading volume numbers remain consistent. Mirant expects to close the transaction in the fourth quarter of this year, subject to, among other things, regulatory, producer and customer approvals.

     On October 15, 2001, Mobile Energy filed a new amended plan of reorganization that outlines alternative ways by which the Mobile Energy bondholders would acquire ownership of Mobile Energy. Under either proposed approach, Southern Company's interest would be terminated. Approval of that proposed plan of reorganization would result in a termination of Southern's direct and indirect ownership interests in both entities, but would not affect Southern's continuing guarantee obligations that are described previously. The amended plan has no effect on the Company's indemnity obligations to Southern. The final outcome of this matter cannot now be determined.

     On October 24, 2001, CARE filed a complaint with the FERC against the Independent Energy Producers Association ("IEPA"), which includes Mirant, and other parties, claiming that they had violated various California and federal laws to unlawfully manipulate the California wholesale energy market. CARE requests that the FERC (1) order refunds of approximately $2 billion from sellers of electricity in the California market, (2) void any long-term energy contracts with such sellers and DWR/CERS, and (3) revoke any licenses, certificates or permits for any siting, construction or operation of power plants in California. Mirant is in the process of responding to this complaint.

    In October 2001, Mirant acquired a 480-MW natural gas-fired plant in New Port Richey, Florida (north of Tampa). The Florida plant, comprised of three combustion turbines, is scheduled to begin commercial operation in March 2002. Mirant will continue to provide power from the plant to customers under a variety of power purchase agreements.

    In October 2001, Mirant announced that it had signed a letter of intent to acquire a 50% interest in the 280-MW Coyote Springs 2 power project from Avista Corporation. The plant, currently under construction near Boardman, Oregon, is scheduled to begin operations in mid-2002. Pending regulatory approvals, the sale is expected to close during the fourth quarter 2001.

     In October 2001, Mirant agreed to a consent decree with all plaintiffs resolving all issues related to the environmental suit and notice of intent to file suit in connection with Mirant's Potrero peaking units. The agreed-upon settlements are subject to final approvals and notices by various governmental agencies.

    In October 2001, Mirant Americas Development Capital, LLC ("Mirant Americas Development Capital") closed a $1,800 million synthetic lease equipment revolver facility. Tranch one of the facility is $700 million. The second tranch of $1,100 million requires cash collateralization in order to be drawn. The obligations of Mirant Americas Development Capital under the facility are 89.9 % guaranteed by Mirant. This facility will be used to fund equipment progress payments due under purchase contracts which have been assigned to a third party trust. Mirant Americas Development Capital acts as the trust's agent and is obligated as such to perform the obligations under the contracts. Currently, there are contracts for 46 turbines assigned to the trust. In addition, this facility will be used to fund future equipment purchases.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    In October 2001, the Company filed an appeal of the state court's decision concerning CEMIG in Brazilian Federal Court. The final outcome of this matter cannot now be determined.

     The worldwide commercial insurance industry has steadily contracted since mid-year 2000 making insurance coverage less available and more expensive. The September 11, 2001, attacks on the World Trade Center and Pentagon have exacerbated the markets' condition. Mirant's deductibles for property insurance will increase from an average of $750,000 per occurrence to $5 million per occurrence, and business interruption deductibles will increase from an average of 45 days per occurrence to 60 days per occurrence. While the threshold is not yet final, Mirant's maximum exposure for catastrophic events has increased from $10 million to a minimum of $20 million. The limits available for such insurance have also been reduced, except in the cases of terrorism and sabotage, still exceed several hundred million dollars per occurrence. This change took effect at the November 1, 2001 renewal date.

     The availability of terrorism and sabotage insurance is also significantly reduced due to the September 11 attacks. In response, Mirant has a new program for physical damage and business interruption arising from terrorism or sabotage events. The program provides for worldwide coverage limited to $100 million with deductibles of $5 million for physical damage and 60 days for business interruption.

     Mirant indirectly holds a 91.9% interest in the 1,218-MW coal-fired Sual plant and an 87.2% interest in the 735-MW coal-fired Pagbilao plant, each in the Philippines. The Sual and Pagbilao plants are financed with non-recourse project debt. As of October 31, 2001, the aggregate principal amounts outstanding under the Sual and Pagbilao credit facilities were approximately $827 million and $369 million, respectively. Under the respective credit agreements, the project companies are required to provide certain specified levels and types of insurance coverage. Although Mirant has secured such types and levels of insurance for the Sual and Pagbilao facilities as it believes are normal for prudent operators of similar facilities, the Company has been unable to secure certain types and levels of insurance required by the respective credit agreements as a result of changes in the insurance markets, including changes attributable to the terrorist attacks on September 11, 2001, and. As of November 1, 2001, Sual and Pagbilao were in default under these credit agreements. Each of the lenders under the Sual and Pagbilao facilities have executed temporary waivers of default, the effectiveness of which are subject to specific conditions. Mirant is working with the respective lender groups to satisfy the conditions to the effectiveness of the temporary waivers. At this time, Mirant does not anticipate that the Sual and Pagbilao lenders will accelerate the respective loans as a result of such defaults. However, Mirant can give no assurance that the lenders will continue to cooperate with its requests for waivers, provide permanent waivers or additional temporary waivers or refrain from accelerating the loans. In the event of acceleration, Mirant intends and is currently able to refinance the Sual and Pagbilao credit facilities using currently available long-term borrowing capacity, however, if conditions change it can give no assurance to such effect. If Mirant does not repay or refinance such loans upon an acceleration, the loss of the cash flow and assets of Sual and Pagbilao would have a material adverse effect on the Company. Further, if Mirant was to refinance such loans, it can give no assurances that such refinancing would not result in substantial costs and be on less favorable terms than it currently has in place. Further, during the terms of such defaults, the respective Sual and Pagbilao project entities are prohibited under the financing documentation from making distributions and, thus, amounts that would otherwise be available for distribution will not be available to Mirant or the intermediate holding companies to repay indebtedness or fund investment activities. Mirant does not consider the defaults under the Sual and Pagbilao credit facilities, or the inability to secure the insurance coverage required thereunder, a breach of the terms of their respective energy conversion agreements with National Power Corporation of the Philippines.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In addition, on November 5, 2001, as a result of the above defaults under the Sual and Pagbilao credit agreements, Mirant Asia-Pacific, a subsidiary of Mirant and an indirect parent company of Sual and Pagbilao, gave notice of a cross-default to the lenders under its credit facility. As of October 31, 2001, the aggregate principal amount outstanding under the Mirant Asia-Pacific credit facility was approximately $792 million. Although no assurances can be given that, the Mirant Asia-Pacific lenders will refrain from declaring a default or accelerating the loan, Mirant does not anticipate at this time that such lenders will declare a default and accelerate the loan. In addition, although Mirant believes that, in the event of an acceleration, it would be able to refinance the Mirant Asia-Pacific loan, it can give no assurances to such effect. If Mirant does not repay or refinance such loan upon acceleration, the loss of the cash flow and assets of Mirant Asia-Pacific would have a material adverse effect on Mirant. Further, the Mirant Asia-Pacific loan matures in January 2002 and, as a result of the existence of the cross-defaults, Mirant Asia-Pacific may be unable to refinance such loan on acceptable terms. In such event, Mirant may repay the Mirant Asia-Pacific loan with amounts borrowed by Mirant under existing Mirant credit facilities, using Mirant borrowing capacity that could be used to fund other investment activities. Further, in the event that the Mirant Asia-Pacific lenders declare a default under the credit facility, Mirant
Asia-Pacific would be prohibited under the financing documentation from making distributions and, thus, amounts that would otherwise be available for distribution would not be available to Mirant to repay indebtedness or fund investment activities.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

OVERVIEW

     We are a global competitive energy company with leading energy marketing and risk management expertise. We have extensive operations in North America, Europe and Asia. With an integrated business model, we develop, construct, own and operate power plants, and buy and sell wholesale electricity, gas and other energy-related commodity products. We own or control more than 22,300 MW of electric generating capacity around the world, with approximately 9,400 MW under development. We consider a project under development when we have contracted to purchase machinery for the project; we own or control the project site and are in the permitting process. These projects may or may not have received all of the necessary permits and approvals to begin construction. We cannot provide assurance that these projects or pending acquisitions will be completed. In North America, we also control access to approximately 2.6 billion cubic feet per day of natural gas production, more than 2.2 billion cubic feet per day of natural gas transportation and approximately 42 billion cubic feet of natural gas storage.

     Through our business development offices in the United States, Canada, The Netherlands, Hong Kong, Singapore, Brazil, Italy, Switzerland, Germany, mainland China, The Philippines and others, we monitor U.S. and international economies and energy markets to identify and capitalize on business opportunities. Through construction and acquisition, we have built a portfolio of power plants, electric distribution companies and electric utilities, giving us a net ownership and leasehold interest of over 19,900 MW of electric generating capacity around the world, and control of over 2,400 MW of additional generating capacity through management contracts. Our business also includes managing risks associated with market price fluctuations of energy and energy-linked commodities for us and our customers. We use our risk management capabilities to optimize the value of our generating and gas assets and offer risk management services to others. We also own electric utilities with generation transmission and distribution capabilities and electricity distribution companies.

The Power and Gas Markets

    In the United States during 2000, the Energy Information Administration estimates that the power industry had an end-user market of over $228 billion of electricity sales produced by an aggregate base power generation capacity of approximately 793,000 MW (North American Electric Reliability Council ("NERC") 2001 Summer Assessment). The NERC anticipates that near-term electricity demand will grow by 60,500 MW in the period from 2000-2004 (Reliability Assessment 2000-2009: The Reliability of Bulk Electric Systems in North America).

    Historically, the power generation industry has been characterized by electric utility monopolies selling to a franchised customer base. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted to increase competition in the power industry. As a result of the recent energy crisis in California, some states have either discontinued or delayed implementation of initiatives involving retail deregulation. In deregulating markets, industry trends and regulatory initiatives are transforming existing franchise customer markets, which are characterized by vertically integrated, price-regulated utilities, into markets in which generators compete with each other for their principal customers (wholesale power suppliers and major end-users) on the basis of price, service quality and other factors.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the late 1980s and early 1990s deregulation of the natural gas markets created a robust competitive wholesale gas market. Gas demand is expected to grow from 23 trillion cubic feet per year in 2000 to a 30 trillion cubic feet per year by 2010. The majority of this growth is being driven by the electric generation market. The competitive electric generation market favors low-cost generation technologies such as natural gas-fired combustion turbines or combined-cycle plants to serve growing electricity demand and to replace older, less-efficient units. Additionally, natural gas continues to be the most cost-effective fuel source that meets increasingly stringent clean air requirements. Currently, 16% of US power generation is fueled by natural gas. Cambridge Energy Research Associates estimates that 90% of proposed power generation development over the next four years in North America is expected to use natural gas as its primary energy source. While the likelihood that all of the proposed additions will actually enter commercial service as scheduled is low, it does appear likely that natural gas demand driven by power generation will be significant. Consequently, the natural gas and power commodity markets are converging rapidly. The converging power and gas markets could create significant arbitrage opportunities for us as a top-five marketer of natural gas and power and an owner and controller of significant gas and power assets.

    We view our gas and power marketing and risk management and power generation businesses as an integrated unit. As the natural gas and power markets continue to deregulate, unbundle and converge, we believe that our marketing experience, risk management capabilities and products and control of selected assets in both commodities potentially afford us a wide range of value creation opportunities which could benefit both us and our customers. The ongoing restructuring of the power industry should continue to transform traditional vertically integrated, price-regulated markets into more competitive, more volatile markets. This transformation requires that generators and their principal customers manage the risks associated with producing and delivering energy commodities. As such, this transformation of the energy markets could have the effect of creating opportunities for us to market energy commodities and provide services to manage these risks. We believe the move towards competitive marketplaces will increase in the U.S. and abroad, potentially providing additional opportunities for us to grow our risk management business.

    Outside of the United States, we expect many governments in developed economies to privatize their utilities, having realized that their energy assets can be sold to raise capital without impairing system reliability. We expect these countries to develop regulatory structures to encourage competition in the electricity sector. In developing countries, the demand for electricity is expected to grow rapidly. In order to satisfy this anticipated increase in demand, some developing countries have adopted government programs designed to encourage private investment in power plants. We believe that these market trends will continue to create opportunities to acquire and develop power generation plants outside the United States.

Strategy

    Our strategy is to expand our business through ownership, leasing or control of additional natural gas and electricity assets and to continue our rapid growth by capitalizing on opportunities in markets where our unique combination of strengths in physical asset management, electricity generation, management of gas assets and energy marketing and risk management services allows us to be positioned as a leading provider of energy products and services. We are implementing our strategy through the development of new power plants (greenfield projects), the expansion of existing power plants (brownfield projects), acquisitions of power and gas assets competitively positioned in our targeted markets, contractual arrangements for the control of generation capacity and gas management facilities, the expansion of our marketing and risk management activities and the implementation of information technology and e-commerce applications. We continually review acquisition opportunities and are currently in discussions with a number of parties in

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

regard to potential acquisitions, including potential acquisitions in the U.S. that may be deemed material to our business. Our willingness to pursue these opportunities may be dependent on many factors, including, but not limited to, the market price of our common stock. To secure wholesale supply agreements or to provide additional opportunities for growth, profitability or revenue stability, we may enter into agreements to acquire, control or manage distribution and supply businesses or other energy aggregators in selected markets. We expect to fund our growth strategy in both the long and short-term through a combination of cash flows from operations as well as debt financings and equity offerings that are currently under evaluation.

    While we believe that our experience and expertise in assessing and managing market and credit risk will allow us to remain competitive during volatile or otherwise adverse market circumstances, we may suffer from some competitive disadvantages which impede our ability to implement this strategy.

Competition

    As a global competitive energy company, we face intense competition in all phases of the business in which we compete, both in the United States and in international markets. We encounter competition from companies of all sizes, having varying levels of experience, financial and human resources and differing strategies. In the power generation markets, we compete in the development and operation of energy-producing projects, and our competitors in this business include various utilities, industrial companies and independent power producers (including affiliates of utilities). In our energy marketing and risk management operations, we compete with international, national and regional full service energy providers, merchants, producers and pipelines in our ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transmission or transportation.

    The following summarizes our competitive position in several of our key markets:

    o North America: We were ranked the fifth and sixth-largest competitive power company in July 2001 and July 2000, respectively, according to the Platts "Global Power Report." In addition, for the second quarter of 2001, our marketing and risk management operations were ranked by Power Markets Weekly as the seventh-largest North American power marketer and by Gas Daily as the third-largest North American gas marketer.

    o Europe: In the European market, in general, we were ranked among the 10 largest private power companies based on total dollars invested in private power assets according to Cambridge Energy Research Associates. In addition, according to 1999 data, Bewag was the sixth-largest electricity producer in Germany based on total electricity sales (approximately 13 TWh). These rankings are based on a report by VDEW, a German electricity association.

    o Asia-Pacific: As of July 2001, we ranked sixth in the Asia-Pacific market among the twenty largest private power companies and we were the second-largest U.S. developer, as measured by MW's of equity ownership, according to Cambridge Energy Research Associates. Specifically, we have an approximate 20% share of the total installed capacity in the Philippines, and we are the largest private producer of electricity in that country. In general, our coal-fired plants in the Philippines are among the lowest operating cost plants in their market and have exceeded their contractual availability requirements. In addition, we also hold interests in power plants located in the Guangdong and Shandong provinces of China.
                                       34

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the transition of the energy industry to competitive markets, it is difficult for us to assess our position versus the position of existing power providers and new entrants, due to the fact that each company may employ widely differing strategies in their fuel supply and power sales contracts with regard to pricing, terms and conditions. Further difficulties in making competitive assessments of our company arise from the fact that many states and countries are considering or implementing different types of regulatory and privatization initiatives that are aimed at increasing competition in the power industry. Increased competition that has resulted from some of these initiatives has already contributed to a reduction in electricity prices and put pressure on electric utilities to lower their costs, including the cost of purchased electricity. Additionally, our business is rapidly becoming more competitive due to technological advances in power generation, e-commerce enabling new ways of conducting business, the increased role of full service providers and increased efficiency of energy markets.

    In general, however, we believe that our experience and expertise in assessing and managing market and credit risk will allow us to remain competitive during volatile or otherwise adverse market circumstances.

RESULTS OF OPERATIONS

    In August of 2000 we acquired the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in our financial statements and in December of 2000 we deconsolidated WPD. Due to these events some items in our financial statements have been significantly affected and therefore affect period to period comparisons.

     Significant income statement items appropriate for discussion include the following:

                                                                      Increase (Decrease)
                                                       -------------------------------------------
                                                            Third Quarter       Year-To-Date
                                                       ------------------------ ------------------
                                                                      (in millions)

Operating revenues....................................    $3,987      95%    $18,938     354%
Operating expenses
   Cost of fuel, electricity and other products.......     3,734     105%     17,846     450%
   Maintenance........................................        (4)    (11%)        (1)     (1%)
   Depreciation and amortization......................        11      12%         40      16%
   Selling, general and administrative................         0       0%        425     132%
   Impairment loss....................................        (2)    (40%)        77     405%
   Other operating....................................         8      11%         90      51%
Other income/expense
   Interest expense, net..............................        (5)     (4%)       (21)     (6)%
   Equity in income of affiliates.....................       (31)    (45%)        32      24%
   Other, net.........................................       (18)    (67%)       (36)    (55)%
Provision for income taxes............................        52      61%        229     416%
Minority interest.....................................         1       6%        (12)    (20)%


                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Operating revenues. Our operating revenues for the three and nine months ended September 30, 2001 were $8,185 million and $24,295 million, respectively, an increase of $3,987 million and $18,938 million over the same periods in 2000. The following factors were responsible for the increase in operating revenues:

o Revenues from generation and energy marketing products for the three and nine months ended September 30, 2001, were $8,023 million and $23,940 million, respectively, compared to $4,076 million and $4,949 million for the same periods in 2000. These increases of $3,947 million and $18,991 million resulted primarily from our acquisition in August of 2000 of the remaining 40% interest of Mirant Americas Energy Marketing, which is now consolidated in our financial statements. The increases in revenues were also attributable to the contribution of the plants we acquired in Maryland and Virginia in December of 2000, increased prices of and market demand for natural gas and power in the western U.S. and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and for the first and second phases of our Texas plant in June 2000 and 2001, respectively. In addition, the 2000 amounts also reflect provisions taken related to revenues from our California operations under RMR contracts.

o Distribution and integrated utility revenues for the three and nine months ended September 30, 2001, were $154 million and $334 million, respectively, compared to $114 million and $389 million for the same periods in 2000. These variances were attributable to our acquisition of an 80% interest in the Jamaican Public Service Company Limited in March 2001 and were offset by the deconsolidation of WPD effective December 1, 2000.

     Operating expenses. Operating expenses for the three and nine months ended September 30, 2001, were $7,728 million and $23,307 million, respectively, an increase of $3,747 million and $18,477 million over the same periods in 2000. The following factors were responsible for the increase in operating expenses:

o Cost of fuel, electricity and other products for the three and nine months ended September 30, 2001, was $7,303 million and $21,811 million, respectively, compared to $3,569 million and $3,965 million for the same periods in 2000. These increases of $3,734 million and $17,846 million resulted primarily from our acquisition in August 2000 of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in our financial statements. These increases were also attributable to additional costs from the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001, increased prices of and market demand for natural gas and power in the western U.S. and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and at our Texas plant for the first and second phase in June 2000 and 2001, respectively.

o Maintenance expense and depreciation and amortization expenses for the three and nine months ended September 30, 2001, were $132 million and $387 million, respectively, compared to $125 million and $348 million for the same periods in 2000. This increase of $7 million for the quarter resulted primarily from the plants and businesses we acquired in the Americas. This was offset somewhat by the deconsolidation of WPD effective December 1, 2000. The year-to-date increase of $39 million resulted primarily from the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001 and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and at our Texas plant for the first and second phase in June 2000 and 2001, respectively. These increases were offset somewhat by the deconsolidation of WPD effective December 1, 2000.
                                       36

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o Selling, general and administrative expense for the three and nine months ended September 30, 2001, was $209 million and $748 million, respectively, compared to $209 million and $323 million for the same periods in 2000. The quarterly amounts and the majority of the year-to-date increases of $425 million resulted from expenses associated with the operations of the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001 and our acquisition in August 2000 of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in our financial statements. These increases were partially offset by the deconsolidation of WPD effective December 1, 2000 and costs related to our transition to a publicly traded company recorded in the third quarter of 2000. The year-to-date increases were also attributable to provisions taken in relation to uncertainties in the California power market and a reduction of bad debt expense in the first quarter of 2000 related to the Shajiao C venture.

o Impairment loss for the nine months ended September 30, 2001 was $96 million, compared to $19 million for the same period in 2000. The loss is primarily attributable to the $88 million write-off of our investment in our Chilean subsidiary, EDELNOR ,taken in the second quarter of 2001.

o Other operating expense for the three and nine months ended September 30, 2001, was $81 million and $265 million, respectively, compared to $73 million and $175 million for the same periods in 2000. The majority of these increases of $8 million and $90 million resulted from expenses related to the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001 and increased property taxes. These increases were offset partially by the deconsolidation of WPD effective December 1, 2000.

     Total other income (expense). Other expense for the three and nine months ended September 30, 2001, was $68 million and $123 million, respectively, compared to other expense of $24 million and $140 million from the same periods in 2000. The increase of $44 million and decrease of $17 million were primarily due to:

o Interest expense, net for the three and nine months ended September 30, 2001, was $115 million and $317 million, respectively, compared to $120 million and $338 million for the same periods in 2000. These decreases of $5 million and $21 million were primarily due to the deconsolidation of WPD effective December 1, 2000. This was offset by interest expense in 2001 related to additional debt financings to fund acquisitions and working capital, increased expense resulting from the acquisition of the remaining 40% of Mirant Americas Energy Marketing in August 2000, which is now consolidated in our financial statements and greater use of lines of credit to support growth in the energy marketing business.

o Equity in income of affiliates for the three and nine months ended September 30, 2001, was $38 million and $164 million, respectively, a decrease of $31 million and an increase of $32 million from the same periods in 2000. The decrease for the quarter was primarily due to lower earnings from Bewag, due in part to increased fuel cost in the current quarter. In addition, Bewag's third quarter income for 2000 was higher due to the impact of a German income tax rate reduction. In the Americas we had income from Mirant Americas Energy Marketing prior to its consolidation resulting from our acquisition of the remaining 40% in August 2000. In Asia we had lower earnings from our Shajiao C venture due to a forced outage. This was offset by income from WPD after the deconsolidation effective December 1, 2000 which includes income from SWALEC after our acquisition of Hyder. The year-to-date increases were primarily due to income from WPD after the deconsolidation effective December 1, 2000 and income from SWALEC after our acquisition of Hyder. This was somewhat offset by the consolidation of

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Mirant Americas Energy Marketing in August of 2000 after acquiring the remaining 40% and by lower earnings from our Shajiao C venture.

o Other income for the three and nine months ended September 30, 2001, was $9 million and $30 million, respectively, compared to $27 million and $66 million from the same periods in 2000. These decreases were primarily the result of gains recognized from the sale of miscellaneous assets in 2000.

     Provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2001, was $137 million and $284 million, respectively, an increase of $52 million and $229 million for the same periods in 2000. These increases are primarily due to the substantial increase in income generated by the Americas Group. This was offset somewhat by the recording of a U.S. income tax expense in the third quarter of 2000 related to our investment in Bewag. In addition, the year-to-date increase also includes additional taxes related to a change in our cash repatriation strategy for our Asian operations and additional provisions related to our consolidated tax position taken in the first quarter of 2001.

     Minority interest. Minority interest for the three and nine months ended September 30, 2001, was $18 million and $48 million, respectively, an increase of $1 million and a decrease of $12 million for the same periods in 2000. The year-to-date variance was primarily due to the deconsolidation of WPD effective December 1, 2000, offset by the accrued dividends on the trust preferred securities in 2001 and income from our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001.

Earnings

     Our consolidated income from continuing operations for the three and nine months ended September 30, 2001, was $234 million ($.67 per diluted share) and $533 million, respectively. Adjusting for the final write-off of our Chilean investment ($57 million net of tax), taken in the second quarter of 2001, and costs of $28 million related to our transition to a publicly traded company recorded in the third quarter of 2000, our income from operations for the three and nine months ended September 30, 2001, was $234 million and $590 million ($0.67 and $1.69 per diluted share, respectively) compared to $119 million and $300 million ($0.35 and $1.00 per diluted share, respectively) for the corresponding periods of 2000. This excludes the net income from our discontinued operations (SE Finance) of $7 million for the three months ended September 30, 2000, and $5 million and $20 million for the nine months ended
September 30, 2001 and 2000, respectively. The increases in income from operations of $115 million, or 97%, and $290 million, or 97%, from the same periods in 2000 are attributable to our business segments as follows:

   Americas
    Income from continuing operations for the Americas Group totaled $222 million and $552 million for the three and nine months ended September 30, 2001 (excluding the write-off of our investment in EDELNOR taken in the second quarter of 2001). This represents an increase of $109 million and $411 million from the same periods in 2000 and is primarily attributable to the contribution of the plants we acquired in Maryland and Virginia in December of 2000, our acquisition of 80% of the Jamaican Public Service Company Limited in March of 2001 and the commencement of operations at our Wisconsin plant in May 2000, our plant in Michigan in June 2001 and the first and second phases of our Texas plant in June 2000 and 2001, respectively. This increase was partially offset by a $35 million loss during the three months ended September 30, 2001, on an energy requirements contract primarily resulting from new market regulatory requirements. We believe that we have adequately provided for estimated future losses under this contract, which terminates at the end of 2003; however, we are subject to subsequent regulatory and commercial risks under this contract and no assurance can be given that additional losses will not occur. The year-to-date increase was also attributable to increased price volatility and market demand for natural gas and power in

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    the U.S. and natural gas in Canada. This increase was partially offset by $147 million ($245 million pre-tax) which was provided in relation to the uncertainties in the California power market in the first quarter of 2001. The total amount of provisions made during 2000 and 2001 in relation to these uncertainties was $177 million ($295 million pre-tax). As of September 30, 2001, the total amount owed to us by the CAISO and the PX was $373 million.

   Europe
     Income from continuing operations from the Europe Group totaled $12 million and $60 million for the three and nine months ended September 30, 2001, a decrease of $7 million and $2 million from the same periods in 2000. The decrease for the quarter was primarily attributable to lower earnings from Bewag due to increased fuel cost in the current quarter, net losses from the energy marketing operations and increased business development expenses. This decrease was offset by earnings from WPD which includes the results from the SWALEC electricity distribution business purchased as part of the Hyder acquisition in the fourth quarter of 2000. The year-to-date decrease is primarily due to net losses from the energy marketing operations offset by earnings from WPD which includes the results from the SWALEC electricity distribution business.

   Asia-Pacific
     Income from continuing operations from the Asia-Pacific Group totaled $53 million and $149 million for the three and nine months ended September 30, 2001, an increase of $20 million and a decrease of $31 million from the same periods in 2000. The increase for the quarter was primarily due to the final settlement of a commercial dispute with an outside advisor and additional income due to the commencement of the energy supply business partially offset by lower income from our Shajiao C venture due to a forced outage. The year-to-date decrease in net income includes an increase in accrued income taxes in 2001 resulting from a change in our cash repatriation strategy for our Asian operations, lower earnings from our Shajiao C venture due to a forced outage and a reduction of bad debt expense in 2000 related to the Shajiao C venture. These amounts were partially offset by additional income due to the commencement of the energy supply business, and higher income from SIPD.

   Corporate
     After-tax corporate expenses produced a net loss from continuing operations of $53 million and $171 million for the three and nine months ended September 30, 2001. Excluding the costs of $28 million related to our transition to a publicly traded company recorded in the third quarter of 2000, our net loss from operations for the three and nine months ended September 30, 2000 was $46 million and $83 million, respectively, an increase of $7 million and $88 million from the same periods in 2000. The increased costs for the quarter resulted primarily from the accrued dividends on the trust preferred securities. The year-to-date increase reflects the accrued dividends on the trust preferred securities, increased advertising, additional tax provisions related to our consolidated tax position and increased interest expense on corporate borrowings used to fund acquisitions and working capital and various other Corporate expenses.

    During the third quarter, we entered into a derivative contract to reduce the cash and earnings volatility associated with the majority of its stock-related compensation programs. In accordance with SFAS 133, the derivative is accounted for under fair value accounting in our financial statements.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

     Cash provided by operating activities totaled approximately $303 million for the nine months ended September 30, 2001 as compared to approximately $468 million for the same period last year. This decrease and the difference between net income and cash from operations is primarily due to the payment of operating costs related to amounts owed from the CAISO and California PX and obligations under energy delivery contracts and power purchase agreements with PEPCO. In addition, the cash flows of WPD are now reflected as cash flows from investing activities as we receive dividends from this affiliate. In the prior year, the cash flows of WPD were reflected in cash flows from operating activities as we were consolidating them prior to December 2000.

     Cash used in investing activities totaled $1,634 million for the nine months ended September 30, 2001, as compared to $948 million for the same period in 2000. The increase is primarily attributable to additional capital expenditures in North America, the acquisition of an additional 18.8% interest in Bewag in June 2001, our Jamaican investment in March 2001 and our southern Louisiana investment in August 2001. The increase was somewhat offset by the issuance of notes in 2000 to finance the Hyder acquisition.

     Cash provided by financing activities totaled approximately $1,521 million for the nine months ended September 30, 2001, as compared to $880 million for the same period in 2000. The increase is primarily attributable to payments of $503 million of dividends to Southern in 2000. We primarily used cash flows provided by financing activities to finance investments in our subsidiaries.

      We expect our cash and financing needs over the next several years to be met through a combination of cash flows from operations, debt and equity financings and potential asset sales. We have a significant part of our investments in subsidiaries financed under arrangements requiring extensions of credit to be repaid solely from each of our subsidiaries' cash flows. Subsidiaries financed in this manner are often restricted in their ability to pay dividends and management fees periodically to us by their respective project credit documents. These limitations usually require that debt service payments be current, debt service coverage ratios be met and there be no default or event of default under the relevant credit documents. There are also additional limitations that are adapted to the particular characteristics of each project affiliate.

     On July 17, 2001, we closed $2,250 million of new corporate revolving credit facilities, comprised of a $1,125 million 364-day revolving credit facility and a $1,125 million 4-year revolving credit facility. Funds from the new revolving credit facilities were used to replace existing credit facilities. On July 20, 2001, we repaid a $62 million term loan facility. On July 23, 2001, we repaid the balance of $427 million and cancelled the commitment on our $450 million credit facility. Letters of credit totaling $96 million were transferred to the new 4-year credit facility and our $100 million letter of credit facility was cancelled.

     As of September 30, 2001, sources of liquidity included the April 1999 $450 million credit facility C, the July 2001 $1,125 million 364-day credit facility and the July 2001 $1,125 million 4-year facility. We have the option to extend the outstanding amounts on the $1,125 million 364-day credit facility at maturity for up to an additional year. Our existing facilities and cash position, along with existing credit facilities at our subsidiaries and additional planned financings to fund construction costs and working capital, are expected to provide sufficient liquidity for new investments, working capital and capital expenditures,

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

including letters of credit, over the next 12 months. As of September 30, 2001, we had borrowed $625 million under the July $1,125 million 364-day credit facility and $400 million under the July 2001 $1,125 million 4-year facility. We also issued letters of credit totaling $287 million and $216 million under the April 1999 $450 million credit facility and the $1,125 million 4-year facility, respectively.

    In August 2001, Mirant Americas Generation exercised its right to extend the maturity of its $695 million acquisition facility and its $150 million working capital facility and converted the drawn balances of $750 million into a term loan with maturity in September 2002. Under this facility, Mirant Americas Generation may elect to rollover the borrowings at a base rate or at the LIBOR plus an applicable margin based on its credit rating on the date of the rollover. The outstanding borrowings under the term loan were $750 million at an interest rate of 4.68% at September 30, 2001.

    As of September 30, 2001, Mirant Americas Generation had separate $250 million and $50 million revolving credit facilities. The commitments under the $250 million and $50 million revolving credit facilities, with an annual commitment fee of 17.5 basis points per annum, remain available through October 2004. Under the revolving credit facilities, Mirant Americas Generation may elect to borrow at a base rate or at the LIBOR plus an applicable margin based on its credit rating on the date of borrowing. Interest is payable on the maturity of the chosen interest period. No amounts were outstanding on the $250 million and $50 million revolving credit facilities at September 30, 2001.

     On September 17, 2001, our Board of Directors approved the repurchase of up to 10 million shares of our common stock. The authorization was effective immediately and continued for a period of 30 days. Pursuant to the authorization, 100,000 shares of our common stock were purchased for approximately $2 million in the open market, in privately negotiated transactions and/or in block transactions.

    On October 9, 2001, Mirant Americas Generation issued $750 million in senior unsecured notes under Rule 144A of the Securities Act. The notes issued included $300 million of 7.2% senior notes due 2008 and $450 million of 8.5% senior notes due 2021. The net proceeds from these notes as well as operating cash flow were used to repay the $750 million term loan, which was subsequently terminated, and to pay breakage costs on interest rate swaps entered into in 2000 in anticipation of this debt offering. Interest on the notes is payable semiannually beginning April 1, 2002. Mirant Americas Generation may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, plus a make-whole premium, as defined in the note agreements. Furthermore, Mirant Americas Generation is obligated to consummate an exchange offer under an effective registration statement or cause re-sale of the notes to be registered under the Securities Act within 270 days of the issuance of these notes or the annual interest rate will increase by 0.5% per annum.

     We indirectly hold a 91.9% interest in the 1,218-MW coal-fired Sual plant and an 87.2% Interest in the 735-MW coal-fired Pagbilao plant, each in the Philippines. The Sual and Pagbilao plants are financed with non-recourse project debt. As of October 31, 2001, the aggregate principal amounts outstanding under the Sual and Pagbilao credit facilities were approximately $827 million and $369 million, respectively. Under the respective credit agreements, the project companies are required to provide certain specified levels and types of insurance coverage. Although we have secured such types and levels of insurance for the Sual and Pagbilao facilities as we believe are normal for prudent operators of similar facilities, we have been unable to secure certain types and levels of insurance required by the respective credit agreements as a result of changes in the insurance markets, including changes attributable to the terrorist attacks on September 11, 2001. As of November 1, 2001, Sual and Pagbilao were in default under these credit agreements. Each of the lenders under the Sual and Pagbilao facilities have executed temporary waivers of default, the effectiveness of which are subject to specific conditions. We are working with the respective lender groups to satisfy the conditions to the

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


effectiveness of the temporary waivers. At this time, we do not anticipate that the Sual and Pagbilao lenders will accelerate the respective loans as a result of such defaults. However, we can give no assurance that the lenders will continue to cooperate with our requests for waivers or provide permanent waivers, additional temporary waivers or refrain from accelerating the loans. In the event of acceleration, we intend and are currently able to refinance the
Sual and Pagbilao credit facilities using currently available long-term borrowing capacity, however, if conditions change we can give no assurance to such effect. If we do not repay or refinance such loans upon an acceleration, the loss of the cash flow and assets of Sual and Pagbilao would have a material adverse effect on us. Further, if we were to refinance such loans, we can give no assurances that such refinancing would not result in substantial costs and be on less favorable terms than we currently have in place. Further, during the terms of such defaults, the respective Sual and Pagbilao project entities are prohibited under the financing documentation from making distributions and, thus, amounts that would otherwise be available for distribution will not be available to us or the intermediate holding companies to repay indebtedness or fund investment activities. We do not consider the defaults under the Sual and Pagbilao credit facilities, or the inability to secure the insurance coverage required thereunder, a breach of the terms of their respective energy conversion agreements with National Power Corporation of the Philippines.

     In addition, on November 5, 2001, as a result of the above defaults under the Sual and Pagbilao credit agreements, Mirant Asia-Pacific, a subsidiary of ours and an indirect parent company of Sual and Pagbilao, gave notice of a cross-default to the lenders under its credit facility. As of October 31, 2001, the aggregate principal amount outstanding under the Mirant Asia-Pacific credit facility was approximately $792 million. Although no assurances can be given that the Mirant Asia-Pacific lenders will refrain from declaring a default or accelerating the loan, we do not anticipate at this time that such lenders will declare a default and accelerate the loan. In addition, although we believe that, in the event of an acceleration, we would be able to refinance the Mirant Asia-Pacific loan, we can give no assurances to such effect. If we do not repay or refinance such loans upon acceleration, the loss of the cash flow and assets of Mirant Asia-Pacific would have a material adverse effect on us. Further, the Mirant Asia-Pacific loan matures in January 2002 and, as a result of the existence of the cross-defaults, Mirant Asia-Pacific may be unable to refinance such loan on acceptable terms. In such event, we may repay the Mirant Asia-Pacific loan with amounts borrowed by us under existing Mirant credit facilities, using our borrowing capacity that could be used to fund other investment activities. Further, in the event that the Mirant Asia-Pacific lenders declare a default under the credit facility, Mirant Asia-Pacific would be prohibited under the financing documentation from making distributions and, thus, amounts that would otherwise be available for distribution would not be available to us to repay indebtedness or fund investment activities.

                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The market price of our common stock at September 30, 2001 was $21.90 per share and the book value was $13.80 per share based on the 340,351,333 million shares outstanding at September 30, 2001, representing a market-to-book ratio of 159%.

Litigation and Other Contingencies

     Reference is made to Note I to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

o        Reliability-Must-Run Agreements
o Defaults by SCE and Pacific Gas and Electric and Bankruptcy of Pacific Gas and Electric
o        DWR Power Purchases
o        California Price Mitigation and Refund Proceeding
o        Western Power Market Investigations
o        California Rate Payer Litigation
o        CAISO Claim before the FERC
o        Consumers Union Complaint
o        Environmental Suit and Notice of Intent to File Suit
o        Pacific Gas and Electricity Bankruptcy
o        CARE Complaint
o        PX Bankruptcy
o        NYISO Automatic Mitigation Plan
o        Mobile Energy
o        State Line
o        CEMIG

Other Contingencies:

o        Turbine Purchases and Other Construction-Related Commitments
o        Long-Term Service Agreements
o        Long-Term Purchase Power Agreement
o        Operating Leases

     Additionally,   for  recent  events  occurring  after  September  30,  2001 reference is made to Note K to the financial statements filed as part of this quarterly report on Form 10-Q.

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our consolidated financial condition, cash flows or results of operations.

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

     The way in which we account for and present contractual commitments in our financial statements depends on both the type and purpose of the contractual commitment held or issued. As discussed in the summary of accounting policies, we record all contractual commitments used for trading purposes, including those used to hedge trading positions, at fair value. Consequently, changes in the amounts recorded in our unaudited condensed consolidated balance sheets resulting from movements in fair value are included in trading revenues in the period in which they occur. Contractual commitments expose us to both market risk and credit risk.

Market Risk

     Market Risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Our exposure to market risk is determined by a number of factors, including the size, duration, composition, and diversification of positions held and the absolute and relative levels of interest rates, as well as market volatility and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. The most significant factor influencing the overall level of market risk to which we are exposed is our use of various risk management techniques. We manage market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of our hedging policies and strategies through our risk oversight committees. Our risk oversight committees review and monitor compliance with risk management policies that limit the amount of total net exposure during the stated periods. These policies, including related risk limits, are approved by the Group Boards of Directors and are regularly assessed by management to ensure their appropriateness given our objectives. Our corporate risk control officer is a member of the Group risk oversight committees to ensure that information is communicated to our senior management and audit committee as needed.

     We employ a systematic approach to the evaluation and management of the risks associated with our energy marketing and risk management-related contracts, including Value-at-Risk ("VaR"). VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor, to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $11 million at September 30, 2001. During the nine months ending September 30, 2001, the actual daily change in fair value exceeded the corresponding daily VaR calculation twice, which falls within our 95% confidence interval. In addition to VaR, we utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

     The fair values of our assets from risk management activities recorded in the unaudited condensed consolidated balance sheets at September 30, 2001, were comprised primarily of approximately 34% electricity and 62% natural gas. The fair values of the liabilities from risk management activities recorded in the unaudited condensed consolidated balance sheets at September 30, 2001, were comprised primarily of approximately 30% electricity and 65% natural gas.

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

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

     The following information updates previously reported litigation. A background for these updates can be found in Notes I and K to the financial statements herein or our Form 10-K filed March 21, 2001, as amended by Form 10-K/A, filed on June 29, 2001 or our quarterly reports on Form 10-Q filed May 10, 2001 and August 10, 2001, as amended by Form 10-Q/A, filed on August 22, 2001.

    CEMIG. In September 2001, our appeal to the state appellate court in the suit against the State of Minas Gerais, Brazil, concerning our interest in CEMIG was denied. On October 31, 2001, we filed an appeal of the state court's decision in Brazilian Federal Court.

     State Line. On October 3, 2001, the Illinois Supreme Court denied our appeal regarding the proper jurisdiction of the lawsuits. We are considering whether to appeal this issue to the United States Supreme Court.

    California Rate Payer Litigation. On September 21, 2001, the defendants in the California rate payer litigation served upon the plaintiffs in each case a Joint Demurrer, a Joint Motion to Strike and a Joint Motion to Stay. The Joint Demurrer asserts that the defendants should be granted judgment as a matter of law on the claims asserted by the plaintiffs. The Joint Motion to Strike asserts that if the court does not conclude that plaintiffs' claims are barred entirely, then all claims seeking monetary recovery should be stricken based on the filed rate doctrine. The Joint Motion to Stay asserts that any claims not dismissed in response to the Joint Demurrer or stricken in response to the Motion to Strike should be stayed until the FERC has entered a final order in the ongoing proceedings before it related to the investigations of the California wholesale markets. These pleadings have been served on the plaintiffs in each of the six cases but will not be filed with the court until a determination is made regarding whether the actions should be coordinated and, if so, before which court. The plaintiffs seek to have the cases coordinated before a court in San Francisco, while the defendants have asked for the cases to be coordinated before a court in San Diego. The California Judicial Council has sent the coordination motions to the presiding judge for the Superior Court for the County of San Diego, who has assigned a judge to hear the coordination petitions. The judge will decide whether the cases should be coordinated and, if so, will recommend to the California Judicial Council which court should hear the coordinated actions. We cannot predict the outcome of these cases.

     CARE Complaints. On October 24, 2001, CARE filed a complaint with the FERC against the Independent Energy Producers Association ("IEPA"), which includes us, and other parties, claiming that they had violated various California and federal laws to unlawfully manipulate the California wholesale energy market. CARE requests that the FERC (1) order refunds of approximately $2 billion from sellers of electricity in the California market, (2) void any long-term energy contracts with such sellers and DWR/CERS, and (3) revoke any licenses, certificates or permits for any siting, construction or operation of power plants in California. We are in the process of responding to this complaint.

    FERC Developments Relating to the Western U.S. Power Markets

    CAISO and PX Price Caps. On July 12, 2001, the Chief Judge issued a recommendation to the FERC, which included a proposed methodology for the FERC to adopt and issue refunds for sales into the CAISO and PX markets. The recommendation also included a hearing procedure to determine the appropriate amount of refunds for each jurisdictional seller. On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. Hearings are scheduled to be held in December 2001 and February 2002.

    In the July 25 order issued in the California refund proceeding, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including a Mirant subsidiary, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC ALJ recently concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. At this time, we cannot predict the outcome of this proceeding. If we are required to refund such amounts, our subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf. In addition, our subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

    Consumers Union Complaint. On July 16, 2001, several of our subsidiaries filed a response to the petition, arguing that the petition should be dismissed. We cannot determine at this time what action, if any, the FERC will take with respect to this complaint.

    Environmental Suit and Notice of Intent to File Suit. In October 2001, we agreed to a consent decree with all plaintiffs resolving all issues related to the environmental suit and notice of intent to file suit in connection with Mirant's Potrero peaking units. The agreed-upon settlements are subject to final approvals and notices by various governmental agencies.

    Pacific Gas and Electric Bankruptcy. On September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Under the terms of the proposed plan, unsecured creditors such as we would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years.

    DWR Purchases. On October 2, 2001, the CPUC refused to approve a rate agreement with the DWR. The Treasurer of California has indicated that this rate agreement is closely related to the issuance of approximately $13 billion in revenue bonds to finance the purchase of electric energy. We bear the risk of nonpayment by the CAISO, the PX and the DWR for power purchased by the CAISO, the PX or the DWR.

    Defaults by SCE and Pacific Gas and Electric and Bankruptcy of Pacific Gas and Electric. On October 2, 2001, the California Governor rescinded the executive order calling for a third special session of the state legislature. The purpose of the third special session was to consider legislation to restore SCE to solvency. In view of the announced settlement between the California Public Utilities Commission and SCE, California's Governor declared the third special session unnecessary.

     On October 2, 2001, the CPUC and SCE announced a settlement of SCE's filed rate doctrine lawsuit, which is pending in federal district court in Los Angeles. The terms of the proposed settlement provide that SCE will fully repay what the settlement agreement calls "Procurement Related Liabilities" by the end of 2005. Although the proposed settlement agreement purports to provide for the payment of all Procurement Related Liabilities, which includes $920 million owed to the PX and the CAISO (a portion of which is owed to us), there is no specific information about when any particular creditor or class of creditors can expect repayment. Further, SCE has agreed to work with the CPUC and the California Attorney General in pursuing litigation against energy sellers and to meet and confer with the CPUC as to all significant strategic and tactical decisions in existing or future litigation, including administrative proceedings. Effective March 1, 2002, CPUC approval is required of any settlement of existing or future litigation, and, if the CPUC rejects a proposed settlement, SCE is required to continue with such litigation.

     The impact of the proposed settlement agreement on us remains uncertain but could include delayed payment, extended litigation, or discriminatory treatment in the repayment process. We are currently analyzing the proposed settlement agreement and our analysis may indicate that other available remedies are preferable to this settlement proposal. Such remedies may include participation in an effort to file an involuntary bankruptcy petition against SCE. On October

5, 2001, the U.S. District Court for the Central District of California approved the proposed settlement agreement. The District Court's judgement was temporarily stayed on October 30, 2001 by the 9th Circuit Court of Appeals for a 14-day period while a motion is addressed by the District Court.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.
         --------

10.25   Amendment to Change in Control Agreement with S. Marce Fuller
10.26   Amendment to Change in Control Agreement with Raymond D. Hill
10.27   Amendment to Change in Control Agreement with Richard J. Pershing
10.28   Change in Control Agreement with Douglas L. Miller
10.33   Change in Control Agreement with Vance N. Booker
10.34   Change in Control Agreement with James Ward
10.35   Amended and Restated Change in Control Agreement with Frederick D.
        Kuester
10.36   Amended and Restated Change in Control Agreement with Barney Rush
10.37 Stock Purchase Agreement between Edison Mission Energy, EME del Caribe, Mirant Corporation, Mirant EcoElectrica Investments I, Ltd. and Mirant EcoElectrica Finance, Ltd. EcoElectrica, L.P. Penuelas, Puerto Rico, dated July 25, 2001. (Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment submitted under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. An unredacted version of this exhibit has been filed separately with the Commission.)
10.38 Stock Purchase Agreement between Enron Asset Holdings, LLC, Mirant EcoElectrica Investments I, Ltd., Mirant EcoElectrica Finance, Ltd. and Mirant Corporation, dated July 25, 2001. (Confidential treatment has been requested for portions of this exhibit that contain confidential commercial and financial
        information   pursuant  to  Rule  24b-2  under  the  Securities
        Exchange Act of 1934, as amended. Unredacted versions of this exhibit have been filed separately with the Commission.)

(b)  Reports on Form 8-K.
     --------------------

     During the quarter ended September 30, 2001, we filed a Current Report on Form 8-K dated September 17, 2001. Item 5 was reported and no financial statements were filed.

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

                                                         Date: November 9, 2001