Form 10-Q/A
period 2001-09-30
MIRANT CORP
filed 2001-11-14
CIK 1010775

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                 AMENDMENT NO. 1
                                   TO
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                               MIRANT CORPORATION
             (Exact name of registrant as specified in its charter)

 Delaware                                                   58-2056305
------------------------------------------- ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1155 Perimeter Center West, Suite 100, Atlanta, Georgia            30338
-------------------------------------------------------      -------------------
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

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 to amend Exhibits 10.37 and 10.38 to include updated information and schedules related to the Stock Purchase Agreement between Edison Mission Energy, EME del Caribe, Mirant Corporation, Mirant EcoElectrica Investments I, Ltd. and Mirant EcoElectrica Finance, Ltd., dated July 25, 2001 and Stock Purchase Agreement between Enron Asset Holdings, LLC, Mirant EcoElectrica Investments I, Ltd., Mirant EcoElectrica Finance, Ltd. and Mirant Corporation, dated July 25, 2001.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit No.  Exhibit Name

10.37 Stock Purchase Agreement between Edison Mission Energy, EME del Caribe, Mirant Corporation, Mirant EcoElectrica Investments I, Ltd. and Mirant EcoElectrica Finance, dated July 25, 2001. (Portions of this exhibit containing confidential information has been omitted pursuant to a request for confidential treatment submitted under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. An unredacted version of this exhibit to be filed separately with the Commission.)

10.38 Stock Purchase Agreement between Enron Asset Holdings, LLC, Mirant EcoElectrica Investments I, Ltd., Mirant EcoElectrica Finance, Ltd. and Mirant Corporation, dated July 25, 2001. (Portions of this exhibit containing confidential information has been omitted pursuant to a request for confidential treatment submitted under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. An unredacted version of this exhibit to be filed separately with the Commission.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


         MIRANT CORPORATION


         By: /s/James A. Ward
              James A. Ward
              Senior Vice President, Finance
              And Accounting
             (Principal Accounting Officer)

                                                             November 14, 2001