Form 10-K405
period 2001-12-31
MIRANT CORP
filed 2002-03-11
CIK 1010775

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                           _________________________

                                   FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended December 31, 2001
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

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

     Aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,483,001,700 on February 28, 2002, (based on $8.68 per share, the closing price in the daily composite list for transactions on the New York Stock Exchange for that day. As of February 28, 2002, there were 401,425,578 shares of the registrant's Common Stock, $0.01 par value per share outstanding.

                         TABLE OF CONTENTS

          PART I                                                           Page
Item 1    Business .......................................................     3
Item 2    Properties .....................................................    16
Item 3    Legal Proceedings...............................................    18
Item 4    Submission of Matters to a Vote of Security Holders.............    20
Item 4A   Executive Officers of Mirant Corporation........................    20

          PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................    22
Item 6    Selected Financial Data.........................................    23
Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    26
Item 7A   Quantitative and Qualitative Disclosures About Market Risk......    47
Item 8    Financial Statements and Supplementary Data.....................    62
Item 9    Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................    63

          PART III

Item 10   Directors and Executive Officers of the Registrant..............    63
Item 11   Executive Compensation..........................................    63
Item 12   Security Ownership of Certain Beneficial Owners and Management..    63
Item 13   Certain Relationships and Related Transactions..................    63

          PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.....................................................    63

                                   DEFINITIONS
TERM                                 MEANING
-----------------------------------  -------------------------------------------
Alicura............................  Hidroelectrica Alicura S. A.
Allied Queensland Coal.............  Allied Queensland Coalfields Pty. Ltd
ALJ................................  Administrative law judge
APB................................  Accounting Principles Board
Bewag..............................  Bewag AG
Birchwood..........................  Birchwood Power Partners, L.P.
BP ................................  BP p.l.c.
Brazos ............................  Brazos Electric Power Cooperative
CAISO..............................  California Independent System Operator
Castex.............................  Castex LaTerre, Inc.
CEMIG..............................  Companhia Energetica de Minas Gerais
The Company........................  Mirant Corporation and its subsidiaries
CPUC...............................  California Public Utilities Commission
DWR................................  California Department of Water Resources
EDELNOR............................  Empresa Electrica del Norte Grande S.A.
EITF ..............................  Emerging Issues Task Force
Enron..............................  Enron Corporation and its affiliates
EPA................................  U. S. Environmental Protection Agency
FASB...............................  Financial Accounting Standards Board
FERC...............................  Federal Energy Regulatory Commission
Fitch..............................  Fitch, Inc.
GAAP...............................  Generally accepted accounting principles
Grand Bahama Power.................  Grand Bahama Power Company
Hyder..............................  Hyder Limited
IRS................................  Internal Revenue Service
JPSCo..............................  Jamaica Public Service Company Limited
LIBOR..............................  London InterBank Offered Rate
Mirant Americas Energy Marketing...  Mirant Americas Energy Marketing, L. P.
Mirant Canada Energy Marketing.....  Mirant Canada Energy Marketing, Ltd.
Mirant Americas Energy Capital.....  Mirant Americas Energy Capital, LP
Mirant Americas Generation.........  Mirant Americas Generation, LLC
Mirant Asia-Pacific................  Mirant Asia-Pacific Ventures, Inc.
Mirant ............................  Mirant Corporation and its subsidiaries
Mirant California..................  Mirant California, LLC
Mirant Delta.......................  Mirant Delta, LLC
Mirant Mid-Atlantic................  Mirant Mid-Atlantic, LLC
Mirant New York....................  Mirant New York, Inc., Mirant New York
                                      Investments, Inc., and subsidiaries
Mirant Potrero.....................  Mirant Potrero, LLC
Moody's............................  Moody's Investors Service
NERC...............................  North American Electric Reliability Council
MW.................................  Megawatts
NYMEX..............................  New York Mercantile Exchange
NPC................................  National Power Corporation
OCI................................  Other comprehensive income
OTC................................  Over-the-counter
Pacific Gas and Electric...........  Pacific Gas and Electric Co.
Pan Alberta........................  Pan Alberta Gas, Ltd.
PEPCO..............................  Potomac Electric Power Company
Perryville.........................  Perryville Energy Partners, LLC
PowerGen...........................  The Power Generation Company of Trinidad
                                        and Tobago
PPL ...............................  PPL Corporation

PUHCA..............................  Public Utility Holding Company Act of 1935,
                                     as amended
PURPA..............................  Public Utility Regulatory Policies Act of
                                     1978, as amended
PX.................................  California Power Exchange Corporation
RMR................................  Reliability-Must-Run
SCE................................  Southern California Edison Co.
SEC................................  Securities and Exchange Commission
SE Finance.........................  SE Finance Capital Corporation
SFAS...............................  Statement of Financial Accounting Standards
Shajiao C..........................  Guangdong Guanghope Power Company
                                        Limited
SIPD...............................  Shandong International Power Development
                                        Company Limited
Southern ..........................  Southern Company
S&P................................  Standard & Poor's
State Line.........................  State Line Energy, L.L.C.
Teesside...........................  Teesside Power Station
TransCanada .......................  TransCanada PipeLines Limited
UK.................................  United Kingdom
Vastar.............................  Vastar Resources Inc.
WPD................................  Western Power Distribution group headed by
                                        WPD 1953 Limited
WPD South Wales ...................  Western Power Distribution(South Wales) plc
WPD South West ....................  Western Power Distribution(South West) plc
WPDL...............................  WPD Limited

                                     PART I

Item 1.  Business

OVERVIEW
     We are a leading global competitive energy company. We deliver value by integrating an extensive portfolio of power and natural gas assets with risk management and marketing expertise. We have facilities in North America, the Caribbean, Europe and Asia and operate one of the world's largest integrated asset management and energy marketing organizations from our headquarters in Atlanta. As of December 31, 2001, we owned or controlled more than 22,000 MW of electric generating capacity around the world, with approximately 6,800 MW under development. We consider a project under development when we have contracted to purchase machinery for the project, we own or control the project site and are in the permitting process. These projects may or may not have received all of the necessary permits and approvals to begin construction. We cannot provide assurance that projects under development will be completed. In North America, we also control access to approximately 3.9 billion cubic feet per day of natural gas production, more than 6.4 billion cubic feet per day of natural gas transportation and approximately 60 billion cubic feet of natural gas storage.

     Through our business development offices, we monitor United States and international economies and energy markets to identify and capitalize on business opportunities. Through construction and acquisition, we have built a portfolio of power plants, electric distribution companies and electric utilities, giving us a net ownership and leasehold interest of over 19,600 MW of electric generating capacity around the world, and control of over 2,400 MW of additional generating capacity through management contracts. Our business also includes managing risks associated with market price fluctuations of energy and energy-linked commodities for us and our customers. We use our risk management capabilities to optimize the value of our generating and gas assets and offer risk management services to others. We also own fully integrated electric utilities with generation, transmission and distribution capabilities as well as electricity distribution companies.

     We were incorporated in Delaware on April 20, 1993.

The Power and Gas Markets

     Historically, the power generation industry has been characterized by electric utility monopolies selling to a franchised customer base. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted, primarily to increase wholesale competition in the power industry. As a result of the recent energy crisis in California, some states have either discontinued or delayed implementation of initiatives involving retail deregulation. In deregulating markets, industry trends and regulatory initiatives are transforming existing franchise customer markets, which are characterized by vertically integrated, price-regulated utilities, into markets in which generators compete with each other for their principal customers (wholesale power suppliers and major end-users) on the basis of price, service quality and other factors. The NERC anticipates that near-term electricity demand will grow by 63,800 MW in the periods from 2001-2005 (Reliability Assessment 2001-2010:
The Reliability of Bulk Electric Systems in North America).

     During the late 1980s and early 1990s, deregulation of the natural gas markets created a robust competitive wholesale gas market. Gas demand is expected to grow from 23 trillion cubic feet per year in 2000 to 30 trillion cubic feet per year by 2010. The majority of this growth is being driven by the electric generation market. The competitive electric generation market favors low-cost generation technologies such as natural gas-fired combustion turbines or combined-cycle plants to serve growing electricity demand and to replace older, less-efficient units. Additionally, natural gas continues to be the most cost-effective fuel source to meet increasingly stringent clean air requirements. Currently, 16% of United States power generation is fueled by natural gas. Cambridge Energy Research Associates estimates that 90% of proposed power generation development over the next four years in North America is expected to use natural gas as its primary energy source. While it is unlikely that all of the proposed additions will actually enter commercial service as scheduled, it does appear likely that natural gas demand driven by power generation will be significant. Consequently, the natural gas and power commodity markets are converging. The converging power and gas markets could create significant arbitrage opportunities for us as a marketer of natural gas and power and an owner and controller of significant gas and power assets.

     We view our gas and power marketing and risk management and power generation businesses as an integrated unit. As the natural gas and power markets continue to deregulate, unbundle and converge, we believe that our marketing experience, risk management capabilities and products and control of selected assets in both commodities potentially afford us a wide range of value creation opportunities which could benefit both us and our customers. The ongoing restructuring of the power industry should continue to transform traditional vertically integrated, price-regulated markets into more competitive and more volatile markets. This transformation requires that generators and their principal customers manage the risks associated with producing and delivering energy commodities. As such, this transformation of the energy markets could have the effect of creating opportunities for us to market energy commodities and provide services to manage these risks. We believe the move towards competitive marketplaces will increase in the United States and abroad, potentially providing additional opportunities for us to grow our risk management business.

     Outside of the United States, we expect the demand for electricity to grow rapidly. In order to satisfy this anticipated increase in demand, some countries have adopted government programs designed to encourage private investment in power plants. In addition, some governments in more developed economies continue to privatize their utilities, having realized that their energy assets can be sold to raise capital without impairing system reliability. We expect these countries to develop regulatory structures to encourage competition in the electricity sector. We believe that these market trends will continue to create opportunities to acquire and develop power generation plants outside the United States.

Competition

     As a global competitive energy company, we face intense competition in all phases of our business, both in the United States and in international markets. We encounter competition from companies of all sizes, having varying levels of experience, financial and human resources and differing strategies. In the power generation markets, we compete in the development and operation of energy-producing projects, and our competitors in this business include various utilities, industrial companies and independent power producers (including affiliates of utilities). In our energy marketing and risk management operations, we compete with international, national and regional full service energy providers, merchants, producers and pipelines in our ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transmission or transportation.

     The following summarizes our competitive position in several of our key markets:

                o North America: We were ranked as the fifth and sixth-largest competitive power company in July 2001 and July 2000, respectively, according to the Platts "Global Power Report." In addition, for the fourth quarter of 2001, our marketing and risk management operations were ranked by Power Markets Weekly as the fifth-largest North American power marketer and by Gas Daily as the largest North American gas marketer.

                o Asia-Pacific: As of July 2001, we are one of the largest private power companies and we were the second-largest United States developer, as measured by MW's of equity ownership, according to Cambridge Energy Research Associates. Specifically, we have an approximate 20% share of the total installed capacity in the Philippines, and we are the largest private producer of electricity in that country. In general, our coal-fired plants in the Philippines are among the lowest operating cost plants in their market and have exceeded their contractual availability requirements. In addition, we also hold interests in power plants located in the Guangdong and Shandong provinces of China.

                o Europe: In the UK, our 49% (economic) and 50% (voting) owned regional electric distribution company, WPD, is an industry leader across many measures of performance according to energywatch, an independent consumer protection body in the UK.


     During the transition of the energy industry to competitive markets, it is difficult for us to assess our position versus the position of existing power providers and new entrants, due to the fact that each company may employ widely differing strategies in their fuel supply and power sales contracts with regard to pricing, terms and conditions. Further difficulties in making competitive assessments of our company arise from the fact that many states and countries are considering or implementing different types of regulatory and privatization initiatives that are aimed at increasing competition in the power industry. Increased competition that has resulted from some of these initiatives has already contributed to a reduction in electricity prices and put pressure on electric utilities to lower their costs, including the cost of purchased electricity. Additionally, our business is rapidly becoming more competitive due to technological advances in power generation, the increased role of full service providers and increased efficiency of energy markets.

     In general, however, we believe that our experience and expertise in assessing and managing market and credit risk will allow us to remain competitive during volatile or otherwise adverse market circumstances.

BUSINESS SEGMENTS

     For selected financial information about Segments, see Note 16 of the "Notes to Consolidated Financial Statements." See "Item 2 Properties" for a full asset list.

AMERICAS

     Through various subsidiaries, we own and control power generation assets, natural gas assets and have energy marketing operations in the United States and Canada. We also own various generation, transmission and distribution operations in the Caribbean and South America.

   United States and Canada

     In the United States and Canada, we create value through an integrated business strategy. This strategy uses our risk management, energy marketing and arbitrage expertise combined with the generation capacity we control and our access to natural gas to maximize opportunities existing in the power and natural gas markets. This integration of our strategically located generation capacity, our access to natural gas and our leading electricity and gas marketing operations allows us to capitalize on arbitrage opportunities across energy products, between regions and over time.

     Our operations provide us national market access and intelligence, risk management and arbitrage opportunities, fuel procurement and management expertise, as well as transmission expertise in power and various types of fuels. This, coupled with our reliable power supply, gives us a wide range of opportunities to create value through structured contracts for power and natural gas as well as the ability to capitalize on market volatility. Our current development plan, in light of the current issues in our industry, is to continue with the construction of our existing projects scheduled to begin commercial operation in 2002 and 2003 and to postpone or cancel projects scheduled for completion beyond 2003. See "Item 2 Properties" for a list of the projects under development.

     In the United States, we own, lease or control over 16,000 MW of generation capacity in all of the major United States markets we have strategically targeted. We have additional projects under development of over 5,700 MW. In the United States and Canada, we also control access to approximately 3.9 billion cubic feet per day of natural gas production, more than 6.4 billion cubic feet per day of natural gas transportation and almost 60 billion cubic feet of natural gas storage. Our energy marketing operations (Mirant Americas Energy Marketing and Mirant Canada Energy Marketing) operates 24-hours a day and Mirant Americas Energy Marketing is one of the leading electricity and gas marketers in the United States markets. Our energy marketing operations trade energy and energy-linked commodities, including electricity, gas, coal, oil, weather derivatives and emission allowances. In 2001, we produced 80.6 million megawatt-hours of electricity, sold 343.5 million megawatt-hours of electricity and sold or marketed an aggregate average of 13.3 Bcf/D of natural gas.

     Access to natural gas storage and transportation is an integral part of our strategy. This access allows us to manage relatively consistent gas supply volumes as demand levels fluctuate, helps mitigate risks related to fuel management of our generation facilities and provides us the ability to capitalize on market volatility.

     For 2001, in North America, we added over 1,200 MW of additional generation capacity to our portfolio through construction and acquisition. We also increased our access to natural gas production, storage and transportation with the acquisition of a 75% working interest in 18 natural gas and oil producing fields as well as 206,000 acres of mineral rights in southern Louisiana from Castex LaTerre, Inc. and the acquisition of the majority of the gas marketing business of TransCanada PipeLines Limited. This transaction included the purchase of the majority of TransCanada's natural gas marketing business and the related natural gas transportation and storage contracts. In addition, we obtained rights to marketable oil and natural gas through Mirant Americas Energy Capital, which provides secured financing to proven independent oil and gas producers for the purpose of developing or acquiring or refinancing and producing oil and gas properties in North America. We believe that Mirant Americas Energy Capital also enables Mirant Americas Energy Marketing to aggregate gas commodities for its marketing efforts. Typically, Mirant Americas Energy Capital provides financing in exchange for the rights to market those commodities, which rights would be exercised by Mirant Americas Energy Marketing. Mirant Americas Energy Capital plans to utilize various structures for its investments, including senior secured debt, volumetric production payments, prepayment purchases, equity participation and mezzanine financings. We expect all of Mirant Americas Energy Capital's investments to be secured by the underlying commodity available for extraction based on an independent appraisal of the value of the assets and for repayment to be made from production proceeds.

   Caribbean and South America

     In the Caribbean and South America, we have ownership interests in electric utilities, power plants and transmission facilities. These assets are located in the Bahamas, Trinidad and Tobago, Jamaica, Curacao and Brazil. Our continued focus is to have investments in strategic locations in the Caribbean, which create various opportunities for value-creation. On December 31, 2001, we completed the sale of our 82.3% ownership interest EDELNOR, a partially integrated electric utility in northern Chile.

   Grand Bahama Power

     We own a 55.4% interest in Grand Bahama Power, an integrated utility that generates, transmits, distributes and sells electricity on Grand Bahama Island. Grand Bahama Power operates generation facilities with a total capacity of 142 MW and has the exclusive right and obligation to supply electric power to approximately 18,000 residential, commercial and industrial customers on Grand

Bahama Island. Grand Bahama Power's rates are approved by the Grand Bahama Port Authority.

   PowerGen

     We own a 39% interest in PowerGen, a 1,159 MW power generation company that owns and operates three plants located on the island of Trinidad. The electricity produced by PowerGen is provided to the Trinidad and Tobago Electricity Commission, the state-owned transmission and distribution monopoly, which serves nearly 300,000 customers on the islands of Trinidad and Tobago and which holds a 51% interest in PowerGen. PowerGen has a power purchase agreement with the Trinidad and Tobago Electricity Commission, which expires in 2009 and is unconditionally guaranteed by the government of Trinidad and Tobago.

   JPSCo

     In March 2001, we acquired 80% of the outstanding shares of JPSCo for $201 million. JPSCo is a 689 MW fully integrated electric utility on the island of Jamaica. JPSCo operates under a 20-year All-Island Electric License, is under the direction of the Ministry of Mining and Energy and is subject to monitoring and rate regulation by the Office of Utilities Regulation.

   CEMIG

     We own an indirect economic interest of 3.6% in CEMIG, a 5,632 MW fully integrated utility that generates, transmits, distributes and sells electricity in the southeast region of Brazil. CEMIG is the second largest Brazilian electric company, as measured by GWh of energy sold, providing approximately 97% of the electricity consumed in Minas Gerais.

ASIA-PACIFIC

     Through wholly owned subsidiaries, we own one of Asia's largest independent power producers. Mirant Asia-Pacific has experience in developing, constructing, owning and operating electric power generation facilities in Asia. The majority of our assets in Asia-Pacific are located in the Philippines, with additional assets located in China, Australia, South Korea and Guam. We have a net ownership interest in approximately 3,170 MW of generation capacity in the Philippines, China and Guam. We are also conducting business development activities in Asia-Pacific countries including Australia, China, the Philippines, South Korea, Singapore and Japan. Most of our revenues in the Asia-Pacific region have been derived from contracts with government entities or regional power boards and are predominantly linked to the United States dollar to mitigate foreign currency exchange risk.

   Philippines

     Mirant Asia-Pacific has an ownership interest in six plants in the Philippines totaling 2,040 MW of capacity. Mirant Asia-Pacific has long-term energy conversion agreements with the government-owned NPC for almost all of this capacity. Under the energy conversion agreements, Mirant Asia-Pacific accepts fuel from NPC and converts that fuel to energy. NPC is the national electric company. In addition to our energy conversion agreements, we have a joint marketing agreement with NPC for the 218 MW available excess capacity from our Sual plant. Through this power supply agreement, electricity is supplied to a select market requiring reliable and cost-effective power such as economic zones, industries and electric distributors (cooperatives).

     We also own a 20% interest in Ilijan, a 1,251 MW power station under construction in the Philippines. The station has a 20-year energy conversion agreement with NPC, where NPC receives the rights to 1,200 MW of the station's capacity. We expect the construction to be completed in the second quarter of 2002.

     Under the energy conversion agreements, we receive fixed capacity fees, variable energy fees and other incidental fees. The energy conversion agreements are executed under the government's build-operate-transfer program. At the end of the term of each energy conversion agreement, the associated plant is required to be transferred to NPC, free from any lien or payment of compensation. NPC acts as both the fuel supplier and the energy off-taker under the energy conversion agreements. NPC procures all of the fuel necessary for each plant, at no cost to Mirant Asia-Pacific's subsidiaries and has accepted substantially all fuel risks and fuel related obligations other than each plant's actual fuel burning efficiency. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to the dispatch level of the plant. Nearly all of the capacity fees are denominated in United States dollars. The energy fees and other incidental fees have both United States dollar and Philippine Peso components that are both indexed to inflation rates.

     The energy conversion agreements contain a provision under which NPC bears most of the financial risks for both political force majeure and change of law. The majority of NPC's obligations under the energy conversion agreements are guaranteed by the full faith and credit of the Philippine government.

     All of the projects in the Philippines have been granted preferred or pioneer status that, among other things, have qualified them for income tax abatements of three to six years. The expiration dates of the abatements for Pagbilao and Sual are 2002 and 2005, respectively.

   Deregulation and Privatization

     In June 2001, the Philippine Congress approved and passed into law the Comprehensive Electric Power Industry Reform Act ("EPIRA"), providing the mandate and the framework to introduce competition in the Philippine electricity market. Within three years from its effectiveness, competition in the retail supply of electricity and open access to the transmission and distribution systems is planned. Prior thereto, concerned government agencies are mandated to establish a wholesale electricity spot market, ensure the unbundling of transmission and distribution wheeling rates and remove existing cross-subsidies provided by industrial and commercial users to residential customers.

     A significant component of this legislation is the mandate to privatize the assets of NPC, including its generation and transmission assets, as well as contracts with the Independent Power Producers ("IPP"). Under the EPIRA, NPC's generation assets will be sold through a transparent, competitive public bidding, while all transmission assets will be transferred to the Transmission Company ("TRANSCO") - initially a government-owned entity that will eventually be privatized.

     The EPIRA also mandates the creation of the Power Sector Assets and Liabilities Management Corporation ("PSALM'), which is to accept transfer of all assets and assume all outstanding obligations of NPC, including its obligations to the IPP. One of PSALM's responsibilities is to manage these IPP contracts after NPC's privatization. PSALM is also responsible for privatizing at least 70% of all the transferred generating assets and IPP contracts no later than three years from the effective date of the law. Consistent with the announced policy of the government, the law contemplates continued payments of NPC's obligations under its energy conversion agreements. The energy conversion agreements of Mirant Asia-Pacific are not involuntarily assignable and will, therefore, remain with NPC or its successor corporation following privatization.

     One of the issues relating to the privatization of NPC is the review of IPP contracts, including our contracts. A committee has been created by the EPIRA to review all contracts entered into by NPC with the IPP. One of the objectives of the review is to determine whether any of these contracts are grossly disadvantageous or onerous to the government. Our energy conversion agreements do not grant NPC or the government any rights to modify or reopen the agreements, and in fact, our energy conversion agreements provide "change in law" protection. Any efforts to modify or re-open our energy conversion agreements would raise legal issues with an ultimate outcome that is difficult to predict. Additionally, the Department of Energy has indicated that the government will endeavor to honor all its contractual obligations (absent misrepresentation or fraud, etc.), and changes to the existing contracts will be made primarily by mutual agreement. Additionally, the Republic of the Philippines issued performance undertakings (the "Undertakings") to guarantee the performance of NPC's obligations under each of our energy conversion agreements. While we have been advised that these Undertakings will not be affected by the EPIRA or the privatization of NPC's assets and rights, the ultimate effect of the EPIRA on our operations, our contracts or the Undertakings cannot now be determined.

     The deregulation of the Philippine electricity industry and the privatization of NPC have been long anticipated and the reform law is not expected to have a material impact on the existing assets and operations of Mirant Asia-Pacific.

   Clean Air Act

     In July 1999, the Philippines enacted legislation, Republic Act No. 8749, otherwise known as the Philippine Clean Air Act of 1999 (the "Clean Air Act"), which applies to stationary emission sources and other operating plants. The Department of Environment and Natural Resources has promulgated Administrative Order No. 2000-81, the Act's Implementing Rules and Regulations ("IRRs"), which took effect on November 25, 2000 and which are in the process of being implemented. Provisions of the Clean Air Act affect the compliance of operating plants and their ability to serve as base load capacity for the grid. However, the IRRs provided regulatory flexibility for existing stationary sources, which have difficulty complying with the requirements of the Clean Air Act, to achieve full compliance by July 2004.

     The provisions of the Clean Air Act and past practice of the Department of Environment and Natural Resources suggest potential for increasingly stringent standards in emissions from all sources to maintain and/or improve the air quality. This may require additional controls or equipment on some of Mirant Asia-Pacific's plants in order to comply with the emission reduction goals and targets set forth in the Clean Air Act.

     We believe that the Sual plant and the Ilijan plant can comply with the current requirements of the Clean Air Act and the IRRs. Some additional pollution controls or other expenditures may be required for the Pagbilao, Mindoro and Bulacan plants to comply with the IRRs. We do not expect these expenditures to be material. We believe that the Navotas I and II plants will not be affected significantly by the Clean Air Act and the IRRs. Mirant Asia-Pacific has been closely following the development of the IRRs and is making contingency plans, which are capable of meeting the standards under the IRRs within the timeframe of the implementation of the IRRs.

   China

   Shajiao C

     Mirant Asia-Pacific holds a 33% interest in the Shajiao C plant, a 1,914 MW power plant located close to Hong Kong at Shajiao, Guangdong Province, China. Shajiao C plant is the largest coal-fired power plant in Guangdong Province. The operation and off-take agreement has an initial term of 20 years and expires in June 2016.

     All power produced at the plant is sold to Guangdong Guang-Dian Power Grid Group Company Limited and Guangdong Province Shajiao (Plant-C) Power Generation Corporation (collectively "Party A"). Party A is responsible for operating and maintaining the plant and is also responsible for coal supply. Party A bears demand risk through a contractual take-or-pay requirement, which imposes a minimum annual off-take quantity of approximately 62% of total generation capacity, subject to risks such as force majeure and construction defects. Party A also bears fuel risks.

   SIPD

     We own a 9.99% interest in SIPD. SIPD is the largest independent power producer in China's Shandong province. Shandong Electric Power (Group) Corporation ("Shandong Electric Power"), the sole purchaser of electricity as well as the grid operator, is the largest shareholder of SIPD. SIPD sells power to Shandong Electric Power under an off-take contract, pursuant to which Shandong Electric Power agrees to purchase power in an amount based on average generation of comparably sized units in all Shandong Province plants under its jurisdiction. The power is purchased at a price pursuant to a tariff intended to allow SIPD to recover costs plus a specified return on its average net book value of fixed assets. SIPD also has an option to acquire, develop and operate future power projects within Shandong Province for which Shandong Electric Power has development rights. Shandong province, with a population of 88 million people and an installed electricity generating capacity of approximately 20,000 MW, has China's second-largest independent provincial power grid.

   Australia

   Kogan Creek

     Mirant Asia-Pacific has a shareholders agreement with CS Energy Limited ("CS Energy") to develop the Kogan Creek Power Station in Queensland. The agreement provides for the joint development of the Kogan Creek Power Station, a 750 MW coal-fired power station to be located west of Brisbane. CS Energy has acquired 40% of the project while Mirant Asia-Pacific has retained 60% interest. Based on current market demand, the financial close of Kogan Creek is unlikely prior to 2003.

 Allied Queensland Coal

     Mirant Asia-Pacific also holds a 100% interest in Allied Queensland Coal, a coal mining company located in Queensland, Australia. Allied Queensland Coal has certain exploration and mining rights over approximately 1.3 billion tons of low-sulfur steaming coal. Allied Queensland Coal mines and processes up to 1.1 million tons of coal each year for sale to a combination of domestic and export markets.

   Guam

     Mirant Asia-Pacific acquired 100% of the shares of HEI Power Corp. Guam in November 2001. The company operates the 50 MW Tanguisson power plant in Guam, a territory of the United States. Tanguisson sells power to the Guam Power Authority under a 20-year energy conversion agreement, which ends in 2017.

EUROPE

     In Europe, we own a 49% economic interest and 50% voting interest in WPD which distributes electricity to approximately 1.4 million end-users in southwest England and approximately 1 million end-users in South Wales. In addition, our wholly owned European marketing and risk management business trades power in the Nordic region, Germany, The Netherlands and Switzerland and trades natural gas in the UK on the International Petroleum Exchange.

     On November 30, 2001, we signed an agreement whereby Vattenfall AB, or an affiliate, agreed to acquire our 44.8% ownership interest in Bewag for approximately $1.63 billion. The sale closed on February 11, 2002. In January 2002, we announced our intention to exit our European marketing and risk management operations.

WPD

     We own a 49% economic interest and 50% of the voting control in WPD, with the balance of ownership being held by a subsidiary of PPL. WPD owns WPD South West and WPD South Wales. These are two of the privatized regional electricity companies in England and Wales licensed to distribute and to a limited extent, generate electricity. A distribution company owns, manages and operates electricity power lines. The primary activity is the receipt of electricity from the national grid transmission system and its distribution to end-users of electricity that are connected to the distribution company's power lines. These end-users are customers of licensed supply businesses, which in turn are the distribution business customers. Virtually all electricity supplied to end-users in WPD's areas is transported through its distribution network, thus providing distribution volume that is stable from year to year. WPD is the only distributor of electricity in its authorized areas, and we believe that economic, environmental and regulatory factors are likely to prevent competitors from entering the distribution business in its authorized areas.

   Ancillary Businesses

     WPD also has ancillary business activities that support its main electricity distribution businesses. These include electricity generation, real estate and telecommunications. WPD owns generating assets with 13 MW of capacity used to back up the distribution network. In addition, WPD owns minority interests in windfarms and a 15.4% interest in Teesside Power Limited, owner of a 1,925 MW natural gas-fired, combined-cycle plant. Enron participates in Teesside through its European affiliates as an owner, an operator and a power purchaser of the project. Failure by Enron to perform on its obligations related to Teesside has created significant risk as to the ongoing viability of the project at current investment levels. WPD has provided against the full cost of its equity investment in Teesside. This is partly offset by a provision for the write-back of a consortium tax liability payable to Teesside, which, in the event of insolvency, would not be payable. WPD also markets and develops real estate no longer used in the distribution businesses and is developing an income stream from the rental of fiber optic cables primarily attached to the overhead distribution networks.

  Regulatory Environment

     Virtually all electricity end-users in England and Wales are connected to the distribution system of the regional electricity companies and cannot choose their electricity distributor. The Office of Gas and Electricity Markets (the industry regulator) controls the revenues earned by WPD in its distribution businesses by applying a price control formula that sets the maximum average price per unit of electricity distributed. The elements used in the formula are generally established for a five-year period and are subject to review by the regulator. In December 1999, the regulator published final price proposals following its review of the distribution revenue for distribution businesses. For WPD South West, these proposals represented a 20% reduction to distribution prices from April 1, 2000, followed by a reduction in real terms of 3% each year after April 1, 2001. For WPD South Wales, these proposals represented a 26% reduction to distribution prices from April 1, 2000, followed by a reduction in real terms of 3% each year after April 1, 2001. This price control is scheduled to operate until March 2005. In response, WPD has implemented a plan to maximize efficiency and customer service as a focused distribution company. In order to achieve these objectives, WPD South West has reduced staffing levels by approximately 10%. The reductions primarily affected administrative and corporate functions, with minimal impact on field staff, in order that customer service is not affected. WPD is currently evaluating further opportunities to reduce ongoing operating costs. The combination of the two distribution businesses has delivered significant savings on overhead costs, particularly in respect of information technology where the incremental cost of a second distribution business is relatively low. Other savings have been achieved through the application of WPD's experience in managing information technology projects, in purchasing efficiency savings and in the use of technology to manage more efficiently the maintenance of the South Wales network.

REGULATORY ENVIRONMENT

   International Regulation

     Our international operations are subject to regulation by various foreign governments and regulatory authorities. The laws and regulations that apply to each of our international projects are more fully discussed under the description of the particular project listed above.

   United States Public Utility Regulation

     The United States electric industry is subject to comprehensive regulation at the federal and state levels. Currently, most of our United States facilities are exempt wholesale generators under PUHCA. Our exempt wholesale generators are subject to regulation by the FERC under the Federal Power Act regarding rate matters and by state public utility commissions regarding non-rate matters. The majority of our generation from exempt wholesale generators is sold at market prices under market rate authority granted by the FERC, although the FERC has the authority to impose cost of service rate regulation or other types of price mitigation if it determines that market pricing is not in the public interest. Our exempt wholesale generators are also subject to the FERC regulation relating to accounting and reporting requirements, as well as oversight of mergers and acquisitions, securities issuances and dispositions of facilities.

     State or local authorities have historically regulated the distribution and retail sale of electricity, as well as the need for siting and the construction of generating facilities. In addition, our exempt wholesale generators may be subject to a variety of state and local regulations regarding maintenance and expansion of our facilities and financing capital additions if the financing is subject to state public service commission regulation. Outside of the Electric Reliability Council of Texas, the wholesale power sales of our exempt wholesale generators are subject exclusively to FERC regulation under the Federal Power Act and to market regulation institutions, such as regional transmission groups and independent system operator market monitoring initiatives authorized by the FERC.

     We are not subject to PUHCA unless we acquire the securities of a public utility company or public utility assets that are not exempt as an exempt wholesale generator, foreign utility company or qualifying facility. Our 50% owned nonconsolidated Birchwood facility is subject to regulation as a qualifying facility under PURPA. As a qualifying facility, Birchwood is exempt from most provisions of the Federal Power Act and state laws relating to securities, rate and financial regulation. PURPA requires electric utilities (i) to purchase electricity generated by qualifying facilities at a price based on the utility's avoided cost of purchasing electricity or generating electricity itself, and (ii) to sell supplementary, back-up, maintenance and interruptible power to qualifying facilities on a just, reasonable and non-discriminatory basis. To qualify for qualifying facility status, the Birchwood facility must satisfy requirements regarding the production of useful thermal energy as well as limitations on the extent of ownership by utilities or utility affiliates.

     Congress is considering legislation to modify federal laws affecting the electric industry. Bills have been introduced that propose to repeal or modify both PURPA and the PUHCA. In addition, various states have either enacted or are considering legislation designed to deregulate the production and sale of electricity. Deregulation is expected to result in a shift from cost-based rates to market-based rates for electric energy and related services. Although the legislation and regulatory initiatives vary, common themes include the availability of market pricing, retail customer choice, recovery of stranded costs and separation of generation assets from transmission, distribution and other assets. It is unclear whether or when all power customers will obtain open access to power supplies. Decisions by regulatory agencies may have a significant impact on the future economics of the power marketing business.

     In emergency conditions, such as have recently occurred in California, our public utility operations may be subject to extraordinary and costly emergency service requirements. The United States Department of Energy recently exercised its emergency authority to require interconnections and sales of power into the California market, and further orders of this nature may be issued with respect to either the California market or other markets in the event the Department of Energy or other state or federal regulatory agencies deem emergency conditions to exist.

     The FERC has issued power and gas transmission initiatives that require electric and gas transmission services to be offered on an open-access basis unbundled from commodity sales. Although these initiatives are designed to encourage wholesale market transactions for electricity and gas, we cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission additions in specific markets.

     In Canada, Canadian national and provincial governments have instituted natural gas regulations also designed to encourage the development of competitive markets. However, we cannot predict the timing and scope of the development of a competitive market in Canada or the effect of these or future regulations on these markets.

   Environmental Regulation

     Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to air quality, water quality, waste management, natural resources and health and safety. Our projects and facilities in foreign markets create exposures and obligations to the national, provincial and local laws of each host country, including environmental standards and other requirements imposed by these governments. Our compliance with these environmental requirements necessitates significant capital and operating expenditures related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities. Our expenditures, while not prohibitive in the past, are anticipated to increase in the future along with the increase in stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets we operate that are subject to environmental regulation. We cannot provide assurance that future compliance with these environmental requirements will not adversely affect our operations or financial condition.

     Our operations in Europe are subject to comprehensive environmental regulation similar to that in the United States, and these regulations are expected to become more stringent in the future. Additionally, like many countries of the world, the governments of China, the Philippines, Trinidad and Tobago and several other countries recently have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management.

     Over the past several years, the power generation industry, state, federal and foreign governments and international organizations have been concerned about global climate change. Recent international negotiations have made the implementation of the Kyoto Treaty in certain countries more likely, although the current United States Administration is opposed to the treaty. Because our fossil fuel-fired plants emit carbon dioxide, the costs of any "greenhouse gas" restrictions could adversely affect our operations. The impact of any future greenhouse gas regulations on our domestic and foreign facilities and operations remains uncertain.

     The environmental laws and regulations in the United States illustrate the comprehensive environmental regulations that govern our operations. Our most significant environmental requirements in the United States result from the Clean Air Act and the 1990 Clean Air Act Amendments. Under the Clean Air Act, we are required to comply with a broad range of restrictions concerning air emissions, operating practices and pollution control equipment. Several of our facilities are located in metropolitan areas such as New York City, Boston, Chicago or San Francisco. These areas are classified by the EPA as not achieving the ambient air quality standards which cause us to operate under the most stringent air regulation requirements.

     In the future, we anticipate increased regulation of our facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA, several states and several foreign countries are in the process of enacting more stringent air quality regulatory requirements. For example, the EPA recently promulgated a new regulation, known as the "Section 126 Rule," which allocates nitrogen oxide emissions allowances to various electric generating facilities in Delaware, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. The Section 126 Rule is scheduled to become effective in May 2004. The EPA also has established nitrogen oxide emission caps for several eastern states that must be implemented by these states beginning May 2004. Under either rule, if a plant exceeds its allocated allowances, the plant must purchase additional, unused allowances from other regulated plants or install controls to reduce emissions. EPA is also developing regulations to govern mercury emissions from power plants. The State of New York has proposed and the State of Massachusetts has finalized regulations to further reduce nitrogen oxide and sulfur dioxide emissions from power plants, and the State of Massachusetts also regulates carbon dioxide emissions. We expect to incur additional compliance costs as a result of these developments.

     On November 3, 1999, the United States Department of Justice filed a complaint against seven electric utilities for alleged violations of Clean Air Act requirements related to modifications of existing sources at coal-fired generation stations located in the southern and mid-western regions of the United States and also issued an administrative order to the Tennessee Valley

Authority for similar violations at seven of its coal-fired power plants. Since then, the EPA has added additional utilities to the litigation and has also issued administrative notices of violation alleging similar violations at other coal-fired power plants. The electric utility industry strongly disagrees with the EPA's positions in the lawsuits. To date, no lawsuits or administrative actions alleging similar violations have been brought by the EPA against us, our subsidiaries or any of our power plants, but the EPA has requested information concerning our Mid-Atlantic business unit plants. Also, the State of New York has issued a notice of violation to the previous owner of our Lovett plant. For more information about the matter, see "Legal Proceedings." We cannot provide assurance that lawsuits or other administrative actions against our power plants will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and have a material adverse effect on our financial condition, cash flows and results of operations.

     Several other environmental laws in the United States also affect our operations. For example, we are required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Our wastewater discharges are permitted under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality, the requirements applicable to water quality are expected to increase in the future. For example, the EPA has issued a new rule that imposes more stringent standards on the cooling water intakes for new plants and has proposed a similar regulation for intakes on existing plants. We expect to incur additional compliance costs as a result of the increased regulation of water quality.

     Our facilities are also subject to several waste management laws and regulations in the United States. The Resource Conservation and Recycling Act sets forth very comprehensive requirements for handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from our facilities. EPA may develop new regulations that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change our current waste management practices and expend significant resources on the increased waste management requirements.

      The Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted state superfund statutes. We do not expect any corrective actions to require significant expenditures.

     In connection with asset acquisitions and other transactions, we also may obtain or be required to provide indemnification against environmental liabilities and responsibilities. Typically, indemnification we receive is limited in scope and time period. In some transactions, we did not receive an environmental indemnity. To minimize our exposure for such liabilities, we conduct, through environmental due diligence, assessments of the assets we wish to acquire or operate. Thus far, we have not incurred any material environmental liabilities arising from our acquisition or divestiture activities; however, the previously reference Clean Air Act information request for our Mid-Atlantic assets and notice of violation issued to the previous owner of the New York Lovett facility, see "Legal Proceedings," could result in material expenditures.

     We believe we are in compliance in all material respects with applicable environmental laws. While we believe our procedures and facilities comply with applicable environmental laws and regulations, we cannot provide assurances that additional costs will not be incurred as a result of new interpretations or applications of existing laws and regulations or the enactment of more stringent requirements.

EMPLOYEES

     At December 31, 2001, our corporate offices and majority owned or controlled subsidiaries employed approximately 10,000 persons. This number includes approximately 1,000 in the corporate headquarters in Atlanta and approximately 9,000 at operating facilities. Approximately 1,200 of our domestic employees are subject to collective bargaining agreements with one of the following unions: International Brotherhood of Electrical Workers, Utilities Workers of America or United Steel Workers. About 2,200 of our employees in international business units belong to unions. These unions include:

o the Managers' Association, the Union of Technical Administrative and Supervisory Personnel, the National Workers' Union and the Bustamante Industrial Trade Union in Jamaica;

o Bahamas Industrial Engineers, Managerial and Supervisory Union and the Commonwealth Electrical Workers Union in the Bahamas;

o Oilfield Workers Trade Union and Senior Staff Association in Trinidad and Tobago; and

o UNISON, Amalgamated Engineering and Electrical Union, General Municipal Boilermakers Union, Engineers and Managers Association and Transport and General Workers Union in England and Wales.

     We believe we have satisfactory relations with both union and non-union employees.


Item 2.  Properties
                                                                             Owned and Operated                    Under Development
                                                                    --------------------------------------    ----------------------
                                                                                                                            Expected
                                                       Mirant's %                                                             Date
                                                       Leasehold/               Net Equity                  Net Equity         of
Power Generation                                       Ownership     Total    Interest/Lease    Operated    Interest in   Commercial
Business                Location       Primary Fuel    Interest (1)   MW (4)   in Total MW (4)    MW (4)    Total MW (1)   Operation
---------------------- -------------- ---------------- ------------ --------- ---------------- ----------- -------------- ----------
AMERICAS:
North America:
Mirant California..... California     Natural Gas          100%        2,942      2,942            2,942          580        2005
Apex.................. Nevada         Natural Gas          100            --         --               --        1,066      2003/2006
Mirant New York....... New York       Natural Gas/
                                      Hydro/ Coal/Oil      100         1,659      1,659            1,659          750        2006
Mirant New England(2)  Massachusetts  Natural Gas/Oil      100         1,229      1,229            1,221          210        2002
State Line Energy..... Indiana        Coal/Natural Gas     100           515        515              515           --          --
Birchwood............. Virginia       Coal                  50           238        119              238           --          --
Mirant Wisconsin...... Wisconsin      Natural Gas          100           309        309              309           --          --
Mirant Zeeland........ Michigan       Natural Gas          100           310        310              310          540        2002
Wyandotte............. Michigan       Natural Gas          100            --         -                --          560        2005
Mirant Mid-Atlantic... Maryland/
                       Virginia       Coal/Oil/Gas         100         5,988      5,988            6,062           --          --
                       Virginia
Mirant Wichita Falls.. Texas          Natural Gas          100            77         77               77           --          --
Mirant Texas.......... Texas          Natural Gas          100           545        545              545           --          --
Wrightsville Project.. Arkansas       Natural Gas           51            --         --               --          283        2002
Perryville Project.... Louisiana      Natural Gas          100           150        150               --          281        2002
Brazos................ Texas          Oil/Natural Gas      100         1,650      1,650               --           --          --
Sugar Creek........... Indiana        Natural Gas          100            --         --               --          559      2002/2003
Longview Mint Farm.... Washington     Natural Gas          100            --         --               --          298        2003
Coyote Springs 2...... Oregon         Natural Gas           50            --         --               --          133        2002
West Georgia.......... Georgia        Natural Gas          100           640        640              640           --          --
Shady Hills........... Florida        Natural Gas          100            --         --               --          460        2002
                                                                    --------- ---------------- ----------- --------------
   Subtotal...........                                                16,252     16,133           14,518        5,720

Caribbean:
Grand Bahama Power.... Bahamas        Oil                   55.4         142         78              142           --         --
PowerGen.............. Trinidad       Natural Gas
                       &Tobago                              39         1,159        452            1,159           --         --
JPSCo................. Jamaica        Oil/Natural
                                      Gas/Hydro             80           689        551              530           93      2002/2003
Curacao............... Netherlands    Pitch/Natural
                       Antilles       Gas                   25.5          --         --               --           39        2003
                                                                    --------- ---------------- ----------- --------------
   Subtotal...........                                                 1,990      1,081            1,831          132

South America:
CEMIG................. Brazil         Hydro                  3.6       5,632        203               --           --         --
                                                                    --------- ---------------- ----------- --------------
   Subtotal...........                                                 5,632        203               --           --         --

EUROPE:
Mirant Europe......... England        Oil                  100             2          2               --           --         --
WPD (3) .............. England        Natural
                                      Gas/Wind/Oil          49         1,954        157               --           --         --
Bewag................. Germany        Natural Gas/
                                      Oil/Coal              44.8       2,955      1,323               --           --         --
Italian Greenfields... Italy          Natural Gas           90            --         --               --          342       2004
Norway................ Norway         Natural Gas           40            --         --               --          320       2004
                                                                    --------- --------------- ----------- --------------
   Subtotal...........                                                 4,911      1,482               --          662

ASIA-PACIFIC:
SIPD.................. China          Coal                   9.99      4,487        448               --          130      2002/2003
Shajiao C............. China          Coal                  33         1,914        632               --           --         --
Sual.................. Philippines    Coal                  91.9       1,218      1,119            1,218           --         --
Pagbilao.............. Philippines    Coal                  87.2         735        641              735           --         --
Navotas I............. Philippines    Oil                   90           190        171              190           --         --
Navotas II............ Philippines    Oil                  100            95         95               95           --         --
Mindoro............... Philippines    Diesel               100             7          7                7           --         --
Ilijan................ Philippines    Natural Gas           20            --         --               --          250       2002
Bulacan............... Philippines    Diesel               100             7          7                7           --         --
Guam.................. Guam Island    Coal                 100            50         50               50           --         --
                                                                    --------- ---------------- ----------- --------------
   Subtotal...........                                                 8,703      3,170            2,302          380
                                                                    --------- ---------------- ----------- --------------
Total.................                                                37,488     22,069           18,651        6,894
                                                                    ========= ================ =========== ==============


                                                     Ownership    Customers/
   Distribution Business             Location         Interest    End-users
                                                                  (in thousands)
   Grand Bahama Power.............   Bahamas              55.4%           18
   CEMIG..........................   Brazil                3.6         5,400
   WPD............................   England/Wales        49           2,400
   JPSCo..........................   Jamaica              80             490
   Bewag..........................   Germany              44.8         2,200
                                                                      ------
             Total................                                    10,508
                                                                      ======


                                                      Ownership
   Oil & Natural Gas Business (5)        Location      Interest

   Castex.........................    United States        75%
   TransCanada....................        Canada          100

(1)  Amounts reflect Mirant's percent economic interest in the total MW.

(2)  Total MW reflects a 1.4 percent interest in the 614 MW Wyman plant.

(3) WPD owns 15.38 percent of Teesside, which has 1,925 MW. This is reflected in total MW.

(4)  MW amounts reflect net dependable capacity.

(5) See "Business Segments" section for additional information related to Mirant's oil and natural gas business.

Item 3. Legal Proceedings

California Rate Payer Litigation: Six lawsuits have been filed and coordinated in the Superior Courts for San Diego County alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta and Mirant Potrero, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Three of the suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant. A listing of the cases is as follows:

     CAPTION                                      DATE FILED        COURT OF ORIGINAL FILING
     -------                                      ----------        ------------------------
     People of the State of California v.       January 18, 2001      Superior Court of California - San Francisco County
      Dynegy, et al.
     Gordon v. Reliant Energy, Inc., et         November 27, 2000     Superior Court of California - San Diego County
         al.
     Hendricks v. Dynegy Power                  November 29, 2000     Superior Court of California - San Diego County
         Marketing, Inc., et al.
     Sweetwater Authority, et al. V.            January 16, 2001      Superior Court of California - San Diego County
         Dynegy, Inc., et al.
     Pier 23 Restaurant v. PG&E Energy          January 24, 2001      Superior Court of California - San Francisco County
        Trading, et al.
     Bustamante, et al. v. Dynegy,              May 2, 2001           Superior Court of California - Los Angeles County
      Inc., et al.

     The final outcome of these lawsuits cannot now be determined.

Western Power Markets Investigations: The CPUC, the California Senate, the San Joaquin District Attorney and the Attorney General's offices of Washington, Oregon and California have each launched civil and criminal investigations into the California energy markets that have resulted in the issuance of subpoenas of several of Mirant's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Also on April 18, 2001, the Attorney General filed suit against us in the San Francisco Superior Court seeking to compel us to produce documents in the investigation. With respect to both the CPUC and the California Attorney General's office, there is ongoing litigation between us and these agencies regarding the scope of the subpoenas and the confidentiality of our documents. Despite the various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process. In January 2002, the California Attorney General's office reportedly stated that it found no evidence of criminal wrongdoing in connection with its investigation, but that it was planning to file civil suits against the energy generators for unfair trade practices.

     While we will vigorously defend against any claims of potential civil liability or criminal wrongdoing asserted against us, the results of such investigations cannot now be determined.

California Price Mitigation and Refund Proceeding: On June 19, 2001, the FERC issued an order that provides for price mitigation in all hours in which power reserves fall below 7%. During these emergency hours, FERC will use a formula based on the marginal costs of the highest cost generator called on to run to determine the overall market clearing price. This price mitigation includes all spot market sales in markets throughout the Western System Coordinating Council. This price mitigation was implemented on June 20, 2001 and is currently in place until September 30, 2002. The FERC requires that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. We cannot predict how the FERC will rule on any future requests/justifications for prices higher than the mitigated price during future months.

     On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. Hearings are scheduled to be held in March 2002 and June 2002. In the July 25 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including one of our subsidiaries, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC ALJ recently concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. We cannot predict the outcome of this proceeding. If we were required to refund such amounts, our subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf. In addition, our subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

     Additionally, on February 13, 2002, the FERC directed its staff to undertaking a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. We cannot predict the outcome of this proceeding. Information from this investigation could be used in any existing or future complaints before the FERC involving long-term power sales contracts relevant to the matters being investigated.

Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the state of New York concerning the air quality control implications of various repairs and maintenance activities of Mirant New York at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the state. The state of New York issued notices of violation to some of the utilities being investigated. The state issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions which the state of New York may require. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from historical operations, but Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Mirant New York is engaged in discussions with the state to explore a resolution of this matter.

     In January 2001, EPA, Region 3 issued a request for information to Mirant Mid-Atlantic concerning the air permitting implications of past repair and maintenance activities at its Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. Mirant Mid-Atlantic has responded fully to this request.

     We cannot provide assurance that lawsuits or other administrative actions against our power plants will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and have a material adverse effect on our financial condition, cash flows and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 4A. Executive Officers of Mirant Corporation

     (Identification of executive officers of Mirant Corporation is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2001.

         Name         Age  Position
--------------------  ---  -----------------------------------------------------
S. Marce Fuller.....  41   President, Chief Executive Officer and Director;
                           Elected President, Chief Executive Officer and a Director in July 1999. Served as President and Chief Executive Officer of
                           Mirant Americas Energy Marketing from
                           September 1997 to July 1999 and Executive
                           Vice President from October 1998 to July
                           1999. From May 1996 to September 1997, Ms.
                           Fuller was Senior Vice President of the North
                           America division, in charge of North American operations and business development. Prior to that, from February 1994 to May 1996, she was the Vice President for domestic business development. Ms. Fuller is also a director of Curtiss-Wright Corporation and a director of EarthLink, Inc. Ms. Fuller joined Southern
                           Company in 1985 and joined Mirant in 1992.

Raymond D. Hill.....  55   Executive Vice President and Chief Financial Officer;
                           Elected Chief Financial Officer in January
                           1999 and Executive Vice President in October
                           1998. Served as Managing Director of Mirant
                           Asia-Pacific from July 1997 to December 1998.
                           From 1993 to July 1997, he served as Chief
                           Financial Officer and Senior Vice President.
                           Prior to joining Mirant in 1993, Mr. Hill served as a Managing Director at Lehman
                           Brothers, an investment banking firm.

Richard J. Pershing.  55   Executive Vice President, North America;
                           Elected Chief Executive Officer, Americas group, in August 1999 and Executive Vice
                           President in October 1998. Served as Senior
                           Vice President from November 1997 to October
                           1998 Prior to joining Mirant in 1992, Mr.
                           Pershing held various executive and
                           management positions at Georgia Power
                           Company. He joined Southern Company in 1971.

Edwin H. Adams......  37   Senior Vice President, Corporate Development and
                           Technology;
                           Elected Senior Vice President, in February 2002.
                           Previously was Senior Vice President, Commerce and
                           Technology from 2000 to December 2001 and Senior Vice
                           President and Chief Financial Officer from January
                           2002 to March 2002 for Mirant Americas; Executive
                           Director and Chief Financial Officer for Mirant
                           Asia-Pacific from 1997 to 2000; and director of corporate finance for Mirant from 1995 to 1997. Prior to joining Mirant in 1995 he held various positions in finance at Southern Company, First Financial
                           Management Corp. and the Chase Manhattan Bank.

Vance N. Booker.....  48   Senior Vice President, Administration and Technical;
                           Elected Senior Vice President, in August 1999.
                           Previously was Vice President, Administration. Prior to joining Mirant in July 1996, he held various positions at Southern Company in strategic planning, human resources, accounting and finance. Mr. Booker joined Southern Company in 1975.

Randall E. Harrison. 50    Senior Vice President, East Region;
                           Responsibilities include the eastern United
                           States and Canada. Elected Senior Vice
                           President, in February 2002. Previously was
                           Senior Vice President, Mirant Americas and
                           Chief Executive Officer, West Region from
                           2000 to February 2002; Chief Executive
                           Officer of Mirant California from 1999 to
                           2000; Vice President of development from 1997 to 1998 and project director from 1994 to 1997 for Mirant North America; and project engineering manager in Mirant's international business development division from 1989 to 1994. He held various positions in fossil and hydro generation and human resources at Georgia Power Company from 1970 to 1989.

J. William Holden II 41    Senior Vice President, Finance and Accounting;
                           Elected Senior Vice President, in February
                           2002. Previously was Chief Financial Officer for Mirant Europe from 2001 to February 2002;
                           Vice President and Treasurer of Mirant from
                           1999 to 2001; Vice President of operations and business development for South America from 1996 to 1999; and Vice President of business development for Mirant Asia-Pacific from 1994 to 1995. He held various positions at Southern Company from 1985 to 1994 including director of corporate finance.

Frederick D. Kuester  51   Senior Vice President, International;
                           Elected Chief Executive Officer, Asia-Pacific group, in August 1999 and Senior Vice
                           President in August 1999. In addition, since
                           November 1998, he has served as Chief
                           Executive Officer of Mirant Asia-Pacific.
                           From January 1997 to November 1998 Mr.
                           Kuester served as director of the commercial group at Mirant Asia-Pacific. Prior to that, Mr. Kuester served as Vice President of power generation for Mississippi Power Company, a subsidiary of Southern Company. Mr. Kuester started his career at Southern Company in 1971.

Douglas L. Miller...  51   Senior Vice President and General Counsel;
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

Gary J. Morsches.... 42    Senior Vice President, West Region;
                           Responsibilities include the western United
                           States and the Caribbean. Elected Senior Vice
                           President, in February 2002. Previously was
                           Senior Vice President, Mirant Americas and
                           Chief Executive Officer, East Region from
                           2000 to February 2002; President from 1999 to
                           2000 and Senior Vice President and Chief
                           Operating Officer from January 1997 to 1999
                           of Mirant Americas Energy Marketing From 1981 to 1996, he held various positions of increasing responsibility in engineering and energy trading in the oil and gas industry, including trading the first NYMEX natural gas futures contract in April 1990.

James A. Ward.......  49   Senior Vice President and Controller;
                           Elected Senior Vice President and Controller in
                           August 1999. From June 1994 to August 1999, Mr. Ward served as Mirant's Vice President, Controller and
                           Assistant Treasurer. He joined Southern Company in 1978.

Roy McAllister...... 54    Senior Vice President, External Affairs;
                           Elected Senior Vice President, External Affairs in
                           December 2001. From 2000 until he joined the Company,
                           Mr. McAllister was Vice President, External Affairs for Cingular Wireless. He has also held various positions at BellSouth Corporation, including Vice
                           President, Human Resources and Corporate Affairs for
                           BellSouth's Mobile Systems Group. Mr. McAllister joined BellSouth in 1970.

     The executive officers of Mirant Corporation were elected to serve until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Common Stock

          On October 2, 2000, we completed an initial public offering of our common stock. The following table indicates high and low sales prices for common stock of Mirant as reported on the New York Stock Exchange, the principal market in which the securities are traded. Dividends of $503 million were paid to Southern during 2000 prior to the initial public offering. On February 28, 2002, the closing price of our common stock was $8.68. On April 2, 2001, Southern distributed its remaining 80% interest in Mirant to Southern's stockholders.

                                                    High            Low
2000
Third Quarter..............................     $   31.87        $   28.00
Fourth Quarter.............................     $   31.75        $   20.56

2001
First Quarter..............................     $   36.00        $   20.94
Second Quarter.............................     $   47.20        $   27.70
Third Quarter..............................     $   39.59        $   19.25
Fourth Quarter.............................     $   29.35        $   13.16

   Distribution and Redemption of Series B Preferred Stock

     As part of our spin-off from Southern, we agreed to contribute our finance and leveraged lease subsidiaries (See Note 14 to the "Notes to Consolidated Financial Statements") to Southern. In connection with this contribution, on August 30, 2000 we issued to Southern one share of Series B preferred stock, redeemable at the election of us in exchange for the contribution of these subsidiaries to Southern. On March 5, 2001, we transferred two of our subsidiaries, SE Finance and Capital Funding, to Southern by redemption of Southern's share of Series B preferred stock.

   Dividends

     We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Under our credit facilities, our ability to pay dividends is subject to financial tests.

     In 2000, we paid a cash dividend to Southern in the amount of $503 million, funded by short-term borrowings and commercial paper borrowings. These dividends were authorized under an order issued by the SEC, which allowed us to pay dividends out of unearned surplus.

     Holders of the preferred securities are entitled to receive cash distributions at an annual rate of 6 1/4% of the $50 liquidation preference per preferred security. Distributions are cumulative and began to accumulate on the date of original issuance of the preferred securities, which was October 2, 2000. Distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2001, unless we defer interest payments on the debentures. In 2001, we paid cash distributions totaling approximately $22 million and on January 2, 2002, we paid cash distributions totaling approximately $5 million. The distributions for these securities are included in minority interest on the consolidated statement of income.

Item 6.  Selected Financial Data

     The following tables present our selected consolidated financial information. The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes thereto. The consolidated statement of income and cash flow data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the selected balance sheet data as of December 31, 2001, 2000, 1999, 1998 and 1997 are derived from our audited consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants. The historical financial information may not be indicative of our future performance and does not reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

     The following selected financial information should also be read in light of the following:

o Our operating revenues declined in 1998 due to our contribution on January 1, 1998 of our power marketing and risk management activities to Mirant Americas Energy Marketing, our marketing and risk management joint venture with Vastar formed in September 1997. When the joint venture was formed in September 1997, we contributed only our gas marketing and risk management assets to the venture. Prior to the formation of the joint venture, our marketing and risk management activities were wholly owned and consolidated. From January 1, 1998 until August 9, 2000, the day prior to our effective acquisition of Vastar's 40% interest in Mirant Americas Energy Marketing, we accounted for this joint venture under the equity method of accounting. For 1997, operating revenues would have been $1.768 billion if we had not consolidated our marketing and risk management operations. Effective August 10, 2000, we acquired Vastar's 40% interest in Mirant Americas Energy Marketing which is now wholly owned and consolidated in our financial statements on a prospective basis.

o The write-down for 1998 includes write-downs of our investments in our Argentine subsidiary, Alicura, and our Chilean subsidiary, EDELNOR, to adjust for the difference between the carrying value of the assets and the fair market value. The write-down for 1999, 2000 and 2001 includes further write-downs of our investments in Alicura, prior to it being sold in 2000, and EDELNOR, prior to it being sold in 2001, to maintain the carrying value at the fair market value as well as our interest in a $31 million write-down at WPD relating to impaired metering assets.

o In connection with our separation from Southern, we transferred two of our subsidiaries, SE Finance and Capital Funding, to Southern and redeemed Southern's share of our Series B preferred stock on March 5, 2001. As a result of the transfer, Southern has assumed responsibility for all obligations of SE Finance and Capital Funding. On April 2, 2001, Southern distributed its remaining 80% interest in Mirant to Southern's stockholders. As a result, we have included the historical results of operations of the related subsidiaries as a discontinued operation.

                                            Selected Financial Data

                                                              Years Ended December 31,

                                                2001        2000        1999        1998       1997
                                             ---------   ---------   ---------   ---------  -------
Income Statement Data:                                  (in millions except per share data)
Operating revenues.....................       $ 31,502    $ 13,315    $ 2,265     $ 1,819    $ 3,750
                                              --------    --------    -------     -------    -------
Operating expenses:
  Cost of fuel, electricity and other
    products...........................         28,434     11,437        934         891      2,887
  Maintenance..........................            141        136        116          80         74
  Depreciation and amortization........            396        317        270         221        182
  Selling, general and administrative..            974        512        248         160        188
  Impairment loss......................             85         18         60         308         --
  Other................................            453        231        193         164        147
                                             ---------    --------    -------     -------    -------
Operating income (loss)................          1,019        664        444          (5)       272
                                             ---------    --------    -------     -------    -------
Other income (expense), net:
  Interest income......................            129        187        172         146        138
  Interest expense.....................           (560)      (615)      (501)       (430)      (345)
  Gain on sales of assets, net.........              4         20        313          41         24
  Equity in income of affiliates.......            245        196        110         135         58
  Receivables recovery.................             10         --         64          29         --
  Other, net...........................             38         50         72          29         33
                                              ---------  --------    -------     -------    -------
    Total other (expense) income, net..           (134)      (162)       230         (50)       (92)
                                              ---------  --------    -------     -------    -------
Income (loss) from continuing operations
  before income taxes and minority
  interest.............................            885        502        674         (55)       180
Provision (benefit) for income taxes:
  Continuing operations................            260         86        129        (123)        27
  Windfall profits tax(1)..............             --         --         --          --        148
Minority interest......................             62         84        183          80         29
                                              --------   --------    -------     -------    -------
Income (loss) from continuing operations           563        332        362         (12)       (24)
Income from discontinued operations, net of
  income tax benefit of $3 in 2001, $20 in
  2000, $15 in 1999, $22 in 1998, and $10
  in 1997..............................              5         27         10          12          8
                                              --------   --------    -------     -------    -------
Net income (loss)......................       $    568   $    359    $   372     $    --    $   (16)
                                              ========   ========    =======     =======    =======
Earnings per share information:
Diluted:
  From continuing operations...........       $   1.62   $   1.15    $  1.33     $ (0.04)   $ (0.09)
  From discontinued operations.........           0.01       0.09       0.04        0.04       0.03
                                              --------   --------    -------     -------   --------
    Net income (loss)..................       $   1.63   $   1.24    $  1.37     $    --    $ (0.06)
                                              ========   ========    =======     =======    =======



                                                                        Years Ended December 31,

                                                      2001        2000        1999        1998       1997
                                                  ----------- ----------- ----------- ---------- ------------
 Statement of Cash Flows Data:                                            (in millions)
 Cash flow from operating activities............   $    311     $     961   $   573     $   469    $   293
 Cash flow from investing activities..........       (2,859)       (2,831)   (2,179)     (1,601)    (4,232)
 Cash flow from financing activities............      2,317         2,718     1,286       1,295      4,177
 Other Operating Data (Unaudited):
 EBITDA(2) .....................................      1,660     $   1,177   $   824     $   351    $   512



                                     Selected Financial Data
                                                                       As of December 31,
                                                                       ------------------
                                                    2001        2000         1999        1998       1997
                                                  ----------- ------------ ----------- ---------- -------------
                                                                         (in millions)
 Balance Sheet Data:
 Cash and cash equivalents......................  $     836   $    1,049    $   323     $   561    $   398
 Property, plant and equipment, net.............      7,847        5,681      6,025       4,691      4,255
 Investments....................................      2,244        1,797      1,490       1,540      1,159
 Total assets...................................     22,754       24,136     13,863      12,054     10,630
 Subsidiary obligated mandatorily
    redeemable preferred securities(3)..........         --          950      1,031       1,033        682
 Non-recourse debt(4)...........................      5,932        6,136      6,202       5,101      4,615
 Notes payable to Southern......................         --           --         --         926        830
 Total long-term debt...........................      5,824        5,596      4,954       3,919      3,689
 Total debt.....................................      8,483        7,086      7,152       6,027      5,445
 Company obligated mandatorily
    redeemable securities of a subsidiary
    holding solely parent company
    debentures..................................        345          345         --          --         --
 Stockholders' equity...........................      5,498        4,136      3,102       2,642      2,132


(1) In 1997, the UK imposed a windfall profits tax on the UK's privatized utilities.
(2) EBITDA represents our operating income (loss) plus depreciation and amortization and our equity in income of affiliates. EBITDA excludes the impact of minority interests. EBITDA, as defined, is presented because it is a widely accepted financial indicator used by some investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA, as defined, is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or as an indicator of operating performance. It should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. Our method of computation may or may not be comparable to other similarly titled measures by other companies.

(3) This total of $950 million was preferred securities and capital securities issued by special purpose financing subsidiaries held by Capital Funding, the proceeds of which were loaned to Southern. Southern paid interest on subordinated notes issued in favor of the financing subsidiaries, which payments were used to pay dividends on those preferred securities. In addition, Southern guaranteed payments due under the terms of those securities. These securities were non-recourse to us. In connection with our separation from Southern, Capital Funding was transferred to Southern on March 5, 2001.

(4) This debt is non-recourse to us but is recourse to the applicable subsidiaries and their assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effects of Certain Organizational Changes

     Our financial condition and results of operations should be read in light of the following organizational changes. Future results of operations may not be comparable to the historical amounts presented.

     Our consolidated financial statements for 2000 and 1999 include allocations to us of certain Southern corporate assets, including pension assets; liabilities, including profit sharing, pension and non-qualified deferred compensation obligations; and expenses, including centralized engineering services, legal, accounting, human resources and insurance services, information technology services and other Southern corporate and infrastructure costs. The expense allocations, which we believe meet the requirements of PUHCA, have been determined on bases that Southern and we considered to be reasonable reflections of the utilization of the services provided to us or the benefit received by us. The expense allocation methods include relative sales, investment, headcount, square footage, transaction processing costs, adjusted operating expenses and others.

     In connection with our separation from Southern, we transferred two of our subsidiaries, SE Finance and Capital Funding, to Southern and redeemed Southern's share of our Series B preferred stock on March 5, 2001. As a result of the transfer, Southern has assumed responsibility for all obligations of SE Finance and Capital Funding. On April 2, 2001, Southern distributed its remaining 80% interest in Mirant to Southern's stockholders.

     In March 2001, we, through our wholly owned subsidiaries, acquired 80% of the outstanding shares of JPSCo for $201 million. JPSCo, which was formerly owned and operated by the Jamaican government, is a vertically integrated electric utility on the island of Jamaica. JPSCo operates under a 20-year All-Island Electric License, is under the direction of the Ministry of Mining and Energy and is subject to monitoring and rate regulation by the Office of Utilities Regulation.

     In June 2001, we purchased an additional 18.8% interest in Bewag for approximately $448 million. Bewag is an electric utility serving over 2 million customers in Berlin, Germany. This additional purchase gave us a 44.8% ownership interest in Bewag and joint control of the company with Hamburgische Electricitaets-Werke AG. In December 2001, we announced that we had entered into an agreement in which Vattenfall AB (or its affiliate) would buy our 44.8% ownership interest in Bewag for approximately $1.63 billion. The sale was completed on February 11, 2002. We received more than $1.05 billion in net proceeds after repayment of approximately $550 million in debt associated with our Bewag investment. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

      In August 2001, we acquired a 75% working interest in 18 natural gas and oil producing fields as well as 206,000 acres of mineral rights in southern Louisiana from Castex and a number of its affiliates for approximately $162 million. Castex, a privately held Houston-based oil and gas producer, will retain an interest in the properties and will continue to operate them.

     In December 2001, we acquired the majority of the gas marketing business of TransCanada for approximately $120 million. The transaction included the purchase of the majority of TransCanada's natural gas marketing business and the related natural gas transportation and storage contracts. TransCanada also sold to us the "netback pool," which markets the aggregated supply from 550 Canadian natural gas producers.

     In December 2001, we completed the sale of our interest in EDELNOR for total consideration of $4.5 million. Our sale of EDELNOR resulted in a reduction of our long-term debt of approximately $346 million.

     Our operating revenues and expenses are primarily driven by the operations of our controlled subsidiaries, which are consolidated for accounting purposes. Significant consolidated subsidiaries include Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant Asia-Pacific's Philippines operations. Investments in companies over which we exercise significant influence but do not control are accounted for using the equity method of accounting and, accordingly, the operating results of these entities impact other income in the form of equity in income of affiliates. Major affiliates accounted for using the equity method at December 31, 2001 include Bewag in Germany, WPD and WPDL in the UK, SIPD and the Shajiao C facility in China, PowerGen and CEMIG in Brazil.

     In August 2000, we acquired the remaining 40% interest in Mirant Americas Energy Marketing, which was previously accounted for under the equity method and is now consolidated in our financial statements, and in December 2000, we deconsolidated WPD. Due to these and other events, some items in our financial statements have been significantly affected and therefore affect period to period comparisons.

     The financial information presented may not be indicative of our future financial position, results of operations or cash flows or of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for all of the periods presented.

Results of Operations

 Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000

     Operating revenues. Our operating revenues were $31,502 million in 2001, an increase of $18,187 million, or 137% from 2000. The following are some of the factors that were responsible for the increase in operating revenues:

o Revenues from generation and energy marketing products were $30,979 million in 2001, an increase of $18,163 million, or 142% from 2000. This increase resulted primarily from the combination of unusually high prices for natural gas and power in the first quarter of 2001, increased market demand for natural gas and power in the western United States and the inclusion of revenues from Mirant Americas Energy Marketing which was consolidated in our financial statements beginning in August 2000 after we completed our acquisition of the remaining 40% interest. The increases in revenues were also attributable to the contribution of the plants we acquired in Maryland and Virginia in December 2000, and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and at our Texas plant for the first and second phases in June 2000 and 2001, respectively. In addition, the 2000 amounts reflect provisions taken related to revenues from our California operations under RMR contracts.

o Distribution and integrated utility revenues were $475 million in 2001, a decrease of $2 million from 2000. This decrease was attributable to the deconsolidation of WPD effective December 2000 and was offset by operations from JPSCo after the acquisition of our 80% interest in March 2001.

o Other revenues were $48 million in 2001, an increase of $26 million, or 118% from 2000. This increase resulted primarily from higher coal sales from our Australian coal operations and revenues related to gas and oil production from our Castex acquisition in August 2001.

     Operating expenses. Our operating expenses were $30,483 million, an increase of $17,832 million or 141% from 2000. The following factors were responsible for the increase in operating expenses:

o Cost of fuel, electricity and other products was $28,434 million in 2001, an increase of $16,997 million or 149% from 2000. This increase resulted primarily from the combination of unusually high prices for natural gas in the first quarter of 2001, increased market demand for natural gas and power in the western United States and the inclusion of expenses from Mirant Americas Energy Marketing which was consolidated in our financial statements beginning in August 2000 after we completed our acquisition of the remaining 40% interest. The increase was also attributable to additional costs from the plants we acquired in Maryland and Virginia in December 2000, our acquisition of an 80% interest of JPSCo in March 2001 and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and at our Texas plant for the first and second phases in June 2000 and 2001, respectively.

o Maintenance expense and depreciation and amortization expenses were $537 million in 2001, an increase of $84 million or 19% from 2000. This increase resulted primarily from the plants we acquired in Maryland and Virginia in December 2000, the operations from JPSCo after our acquisition of an 80% interest in March 2001 and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and at our Texas plant for the first and second phases in June 2000 and 2001, respectively. The increase was offset somewhat by the deconsolidation of WPD effective December 2000.

o Selling, general and administrative expenses were $974 million in 2001, an increase of $462 million or 90% from 2000. This increase primarily resulted from expenses associated with the operations of the plants we acquired in Maryland and Virginia in December 2000, the operations of JPSCo after our acquisition of an 80% interest in March 2001 and the inclusion of Mirant Americas Energy Marketing in our consolidated financial statements beginning in August 2000 after completing our acquisition of the remaining 40% interest. The increase was also attributable to provisions taken in relation to uncertainties in the California power market, provisions taken related to amounts due from Enron as a result of their bankruptcy in December 2001 and a reduction of bad debt expense in 2000 related to the Shajiao C venture. The increase was partially offset by the deconsolidation of WPD effective December 2000 and costs related to our transition to a publicly traded company recorded in 2000.

o Impairment loss was $85 million in 2001, primarily attributable to the $83 million write-off of our investment in our Chilean subsidiary, EDELNOR, taken in 2001.

o Other operating expense was $453 million in 2001, an increase of $222 million or 96% from 2000. The majority of this increase resulted from expenses (primarily lease expense) related to the plants we acquired in Maryland and Virginia in December 2000, the operations from JPSCo after our acquisition of an 80% interest in March 2001 and increased property taxes. The increase was offset partially by the deconsolidation of WPD effective December 2000.

     Total other income (expense). Other expense was $134 million in 2001, a decrease of $28 million or 17% from 2000. The decrease resulted primarily from an increase in equity in income of affiliates of $49 million or 25% from 2000. The increase was primarily due to income from WPD after its deconsolidation effective December 2000 and income from WPD South Wales after our acquisition of Hyder. This increase was also due to additional income from our increased ownership in Bewag and was reduced by provisions taken at WPD related to its investment in Teesside and by lower earnings from our Shajiao C venture as a result of forced outages. In addition, 2000 amounts include net income from Mirant Americas Energy Marketing prior to its consolidation in August 2000 after we acquired the remaining 40% interest.

     Provision for income taxes. The provision for income taxes was $260 million in 2001, an increase of $174 million or 202% from 2000. This increase is primarily due to the substantial increase in income generated by the Americas Group. The increase also includes additional provisions related to our consolidated tax position taken in 2001. The increase was offset somewhat by a United States income tax expense in 2000 related to our investment in Bewag. As overall domestic earnings increased, taxes associated with our permanently deferred earnings from our foreign subsidiaries decreased as a percent of our total tax provision, reducing the positive impact of the permanent deferral of foreign earnings on our effective rate as compared to 2000.

     Minority interest. Minority interest was $62 million in 2001, a decrease of $22 million or 26% from 2000. The decrease was primarily due to the deconsolidation of WPD effective December 2000, offset by the accrued dividends on the trust preferred securities issued in September 2000 and income from the operations of JPSCo after our acquisition of an 80% interest in March 2001.

Earnings

     Our consolidated income from continuing operations was $563 million in 2001, an increase of $231 million or 70% from 2000. Adjusting for the write-off of our Chilean investment of $54 million taken in 2001, provisions taken by the Americas and Europe Groups totaling $66 million related to our exposure to Enron in 2001 as a result of their bankruptcy in December 2001 and costs of $34 million related to our transition to a publicly traded company recorded in 2000, our income from operations was $683 million in 2001. This represents an increase of $317 million or 87% from 2000. This excludes the net income from our discontinued operations (SE Finance) of $5 million and $27 million in 2001 and 2000, respectively. The increase in income from continuing operations is attributable to our business segments as follows:

   Americas
     Income from continuing operations for the Americas Group totaled $493 million in 2001. This represents an increase of $316 million from 2000 and is primarily attributable to the contribution of the plants we acquired in Maryland and Virginia in December 2000, the operations from JPSCo after our acquisition of an 80% interest in March 2001 and the commencement of operations at our Wisconsin plant in May 2000, our plant in Michigan in June 2001 and the first and second phases of our Texas plant in June 2000 and 2001, respectively. The increase was also attributable to increased price volatility and market demand for natural gas and power in the United States and natural gas in Canada during the first six months of 2001. This increase was partially offset by approximately $147 million ($245 million pre-tax) which was provided in relation to the uncertainties in the California power market in 2001. The total amount of provisions made during 2000 and 2001 in relation to these uncertainties was approximately $177 million ($295 million pre-tax). As of December 31, 2001, the total amount owed to us by the CAISO and the PX was approximately $361 million. In addition, the increase was offset by the net write-off of $54 million ($83 million pre-tax) related to our investment in EDELNOR and $40 million ($68 million pre-tax) which was provided in relation to amounts due from Enron as a result of their bankruptcy in December 2001. The increase was further offset by a loss of $44 million ($74 million pre-tax) in 2001 on an energy requirements contract primarily resulting from new market regulatory requirements. We believe that we have adequately provided for estimated future losses under this contract, which terminates at the end of 2003; however, we are subject to subsequent regulatory and commercial risks under this contract and no assurance can be given that additional losses will not occur.

   Europe
     Income from continuing operations from the Europe Group totaled $99 million in 2001, an increase of $17 million from 2000. The increase is due to increased earnings from WPD primarily from the WPD South Wales electricity distribution business and a gain on the sale of assets, offset by the write-off of approximately $20 million related to WPD's investment in Teesside as a result of the Enron bankruptcy. This increase was also due to additional income from our increased ownership in Bewag. These increases were offset by net losses from the energy marketing operations including $6 million ($9 million pre-tax) which was provided in relation to amounts due from Enron and its affiliates as a result of Enron's European affiliates' insolvency in December 2001. On February 11, 2002, we completed the sale of our interest in Bewag for approximately $1.63 billion.

   Asia-Pacific
     Income from continuing operations from the Asia-Pacific Group totaled $190 million in 2001, a decrease of $14 million from 2000. The decrease in net income includes lower earnings from our Shajiao C venture due to a forced outage and higher earnings in 2000 as a result of a reduction of bad debt expense related to the Shajiao C venture. These amounts were partially offset by additional income due to the commencement of the energy supply business in the Philippines and higher income from SIPD in 2001.

   Corporate
     After-tax corporate expenses produced a net loss from continuing operations of $219 million in 2001, an increase of $88 million from 2000. The increase reflects the dividends on the trust preferred securities, increased advertising, additional tax provisions related to our consolidated tax position and increased interest expense on corporate borrowings used to fund acquisitions and working capital and various other corporate expenses. The 2000 amount includes $34 million in costs related to transitioning to a publicly traded company.

Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

     Operating revenues. Our operating revenues were $13,315 million in 2000, an increase of $11,050 million, or 488%, from 1999. The following factors were primarily responsible for the increases in operating revenues:

o Revenues from generation and energy marketing products were $12,816 million in 2000, an increase of $11,729 million, or 1079%, from 1999. This increase resulted primarily from our acquisition of Vastar's 40% interest in Mirant Americas Energy Marketing effective August 2000, which is now consolidated in our financial statements. The increase in revenue was also attributable to a full year of operations from our plants in California and New York, increased market demand in California, as well as the commencement of commercial operations of new plants in North America and a full year of operations from our Sual plant in the Philippines. This increase was reduced somewhat for provisions taken related to revenues from our California operations under RMR contracts.

o Distribution and integrated utility revenues were $477 million in 2000, a decrease of $666 million, or 58%, from 1999. This decrease resulted from a reduction in revenues at WPD associated with the September 1999 sale of the SWEB supply business.

     Operating expenses. Operating expenses were $12,651 million in 2000, an increase of $10,830 million, or 595%, from 1999. The following factors were primarily responsible for the increases in operating expenses:

o Cost of fuel, electricity and other products was $11,437 million in 2000, an increase of $10,503 million, or 1125%, from 1999. This increase resulted primarily from our acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in our financial statements. This increase was also attributable to a full year of operations from our plants in California and New York, higher natural gas prices and increased electricity market demand in the western United States, as well as the commencement of commercial operations of new plants in North America, partially offset by the sale of the SWEB supply business.

o Maintenance expense was $136 million in 2000, an increase of $20 million, or 17%, from 1999. This increase was due to a full year of operations from our plants in California and New York, commencement of commercial operations of new plants in North America and a full year of operations from our Sual plant in the Philippines. This increase was partially reduced due to the deconsolidation of WPD effective December 2000.

o Depreciation and amortization expense was $317 million in 2000, an increase of $47 million, or 17%, from 1999. This increase was due to the acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in our financial statements, a full year of operations from our plants in California and New York, commencement of commercial operations of new plants in North America and a full year of operations from our Sual plant in the Philippines. This increase was partially offset by WPD's sale of the SWEB supply business and the write-down of metering assets in 1999, as well as the deconsolidation of WPD effective December 2000.

o Selling, general and administrative expense was $512 million in 2000, an increase of $264 million, or 106%, from 1999. The increase resulted from the acquisition of the remaining 40% of Mirant Americas Energy Marketing, which is now consolidated in the financial statements, additional variable marketing costs paid to Mirant Americas Energy Marketing (prior to our acquisition of the remaining 40% of Mirant Americas Energy Marketing from Vastar), a full year of operations from the plants in California, New York and Sual in the Philippines, as well as a provision taken in relation to the California receivables. This increase was offset partially by the sale of the SWEB supply business and a loan receivable provision recorded in 1999 that related to our operations in China, as well as the deconsolidation of WPD effective December 2000.

o Write-down of assets was $18 million in 2000, a decrease of $42 million, or 70%, from 1999. This decrease was primarily due to the write-down of the metering assets at WPD in 1999.

o Other operating expense was $231 million in 2000, an increase of $38 million, or 20%, from 1999. The majority of this increase resulted from a full year of operations from the plants in California and New York and additional property taxes related to the commencement of commercial operations of new plants in North America. This was partially reduced due to the deconsolidation of WPD effective December 2000.

     Other Income (Expense). Other expense was $162 million in 2000, an increase of $392 million from 1999. This change was primarily due to:

o Interest expense was $615 million in 2000, an increase of $114 million, or 23%, from 1999. This increase was due to interest on additional borrowings to finance acquisitions, fund dividends paid to Southern and the commencement of commercial operations of new plants in North America, as well as a full year of operations from the Sual plant in the Philippines.

o Net gain on sale of assets was $20 million in 2000, a decrease of $293 million, or 94%, from 1999. This decrease was primarily due to the sale of the SWEB supply business in 1999 that resulted in a gain of $286 million prior to taxes and other expenses.

o Equity in income of affiliates was $196 million in 2000, an increase of $86 million, or 78%, from 1999. This increase was due to income from WPD after the deconsolidation effective December 2000, income from Mirant Americas Energy Marketing prior to the acquisition of the remaining 40% and income from WPD Limited after its acquisition of Hyder. In 1999 equity income from Bewag decreased by $50 million as a result of provisions for employee severance and early retirement. This was offset by increases related to the resolution of disputes from our operations in China. In addition, there was a devaluation of the Brazilian Real in 1999 and an increase in the tariff granted by the government from our investment in Brazil during 2000.

o Income from recovery of receivables for 2000 was $0 and $64 million for 1999. This amount represents payments made by Hopewell Holdings Ltd. pursuant to a warranty claim settlement.

o Other, net was $50 million in 2000, a decrease of $22 million, or 31%, from 1999. This decrease was primarily due to $29 million of insurance proceeds received in 1999 related to the accident at the State Line facility in

     Indiana. The 2000 amount was also lower due to the deconsolidation of WPD. This was partially offset as a result of revenue from the sale of an option to acquire a stake in CEPA Holding Australia Pty Ltd., which expired December 2000 and the settlement of a commercial dispute with an outside advisor to our operations in Asia.

     Provision for Income Taxes. The provision for income taxes was $86 million in 2000, a decrease of $43 million, or 33%, from 1999. The decrease was primarily due to approximately $76 million of tax related to the 1999 sale of the SWEB supply business and a favorable $20 million agreement reached at WPD in the first quarter of 2000 with the UK's taxing authority, Inland Revenue. This change was offset in 2000 by additional tax related to increased income generated by the Americas Group, tax expense related to our transition to a publicly traded company, as well as additional taxes related to a change in the Asia-Pacific Group's cash repatriation strategy. The tax provision was also lower due to the deconsolidation of WPD in December of 2000.

     Minority Interest. Minority interest was $84 million in 2000, a decrease of $99 million, or 54%, from 1999. This decrease was primarily attributable to the sale of the SWEB supply business in the third quarter of 1999 and the deconsolidation of WPD effective December 2000. This was offset partially by increased income from operations in the Philippines and South America.

Earnings Our consolidated net income from continuing operations was $332 million in 2000, a decrease of $30 million or 8% from 1999. This excludes the income from our discontinued operations (SE Finance) of $27 million in 2000 and $10 million in 1999. The decrease is attributable to our business segments as follows:

   Americas
     Net income from the Americas Group was $177 million in 2000, an increase of $84 million, or 90%, from 1999. This increase was due to a full year of operations from the plants in California and New York and increased market demand on our generating units related to weather and transmission constraints. In addition, we had strong performance from our risk management and marketing activities in power and natural gas as well as commercial operation of new plants in North America. This was partially offset by additional provisions taken in relation to the California receivables and an estimated loss related to an energy requirements contract. This difference between 2000 and 1999 was also due to the devaluation of the Brazilian Real in 1999 and an increase in the tariff granted by the government from our investment in Brazil in 2000. This was partially offset by insurance proceeds related to the 1998 accident at the State Line facility which increased 1999 net income by $14 million.

   Europe
     Net income from the Europe Group was $82 million in 2000, a decrease of $88 million, or 52%, from 1999. This decrease is primarily due to the sale of the SWEB supply business in 1999, which resulted in a net gain of $78 million. Adjusting for the sale of the SWEB supply business, net income for the year ended December 31, 1999 would have been $92 million. The remainder of the decrease is the result of regulatory decreases in distribution rates, lower margins at Bewag, a fall in exchange rates and start-up costs incurred by our European marketing and risk management activities. This was offset partially by increased expenses in 1999 related to personnel reductions at Bewag.

   Asia-Pacific
     Net income from the Asia-Pacific Group was $204 million in 2000, an increase of $29 million, or 17%, from 1999. The increase in net income is primarily attributable to a full year of operations from the Sual plant in the Philippines. This was partially offset by additional accrued income taxes in 2000 resulting from a change in the Asia-Pacific Group's cash repatriation strategy.

   SE Finance (Discontinued Operations)
     Net income was $27 million in 2000, an increase of $17 million, or 170%, from 1999. This increase is due to additional income from leases that were entered into during the fourth quarter of 1999.

   Corporate
     After-tax corporate costs were $131 million in 2000, an increase of $55 million, or 131%, from 1999. This increase is due to costs in 2000 of $34 million related to our transition to a publicly traded company as well as additional compensation expenses related to the change in market value of our stock. In addition, we incurred increased interest expense related to additional corporate debt financings between the fourth quarter of 1999 and the third quarter of 2000 to fund acquisitions and dividends to Southern.

Liquidity and Capital Resources

     Historically, we have obtained cash from operations, borrowings under credit facilities and issuance of senior notes, proceeds from equity issuances, capital contributions from Southern and proceeds from non-recourse project financing. These funds have been used to finance operations, service debt obligations, fund the acquisition, development and/or construction of generating facilities and distribution businesses, finance capital expenditures and meet other cash and liquidity needs.

     The projects that we have developed typically required substantial capital investment. Some of the projects and assets in which we have an interest have been financed primarily with non-recourse debt that is repaid from the cash flows of such project assets. Some of this debt is secured by interests in the physical assets, major project contracts and agreements, cash accounts and, in some cases, the ownership interest in that project subsidiary. These financing structures are designed so that Mirant Corporation is not contractually obligated to repay the debt of the subsidiary, that is, the debt is "non-recourse" to Mirant Corporation and to its other subsidiaries not involved in the project or asset. However, we have agreed to undertake limited financial support for some of our subsidiaries in the form of limited obligations and contingent liabilities such as guarantees of specific obligations. To the extent we become liable under these guarantees or other agreements in respect of a particular project or asset, we may choose to use distributions we receive from other projects and assets or corporate borrowing capacity to satisfy these obligations.

   Operating Activities

     Net cash provided by operating activities per our consoladated statements of cash flows totaled $311 million in 2001 as compared to $961 million in 2000, a decrease of approximately 68%. This decrease was due to the following items, which negatively impacted our cash from operations in 2001:

o We made payments in 2001 to fuel suppliers and others of approximately $140 million, which were accrued in the prior year and related to amounts owed to us and not collected from the CAISO and California PX.

o We posted $278 million of net cash collateral in 2001 compared to a net receipt of cash collateral of $45 million in 2000. The increase in 2001 is due primarily to the downgrade of our credit rating by Moody's in December 2001.

o We paid cash taxes in 2001 in excess of the current tax provision accrued as compared to 2000 due primarily to changes in estimates of taxable and non-taxable items in the fourth quarter of 2001, resulting in an overpayment of our tax liability. Any overpayments due to us as a result of these changes in estimates are expected to be received in 2002.

o We purchased additional fuel inventory of approximately $48 million for use at our Mirant Mid-Atlantic operating subsidiaries and made payments in excess of rental expense in the amount of $131 million related to our Mirant Mid-Atlantic operating leases.

     These decreases in cash flow from operations compared to 2000 were partially offset by the receipt in 2001 of approximately $218 million due to a prepaid gas transaction we entered into in October. As a result of this transaction, we received payment in 2001 in exchange for financial settlements to be made over a future three-year period. Approximately 10% of the contract notional quantity will settle in 2002 and 2003, respectively, and the remaining 80% will settle in 2004. The amount of these settlements will be based on fixed notional quantities of gas at index prices on the date of each settlement. Simultaneous with entering into the prepaid gas transaction, we entered into a natural gas swap with a third-party independent to the gas transaction to fix the price of the gas to be settled under the agreement at approximately $250 million. The estimated obligation related to this transaction is recorded as other current and noncurrent liabilities in our consolidated balance sheet. The obligations under this transaction are guaranteed by Mirant Corporation.

     Excluding the effects of working capital components of our cash flows from operations, reflected as "Changes in certain assets and liabilities, excluding effects from acquisitions" in our consolidated statements of cash flows, our operating cash flows increased by $194 million compared to 2000 operating cash flows. This increase was due to additional dividends received from equity investments of $143 million and additional contributions to our cash from operations as a result of acquisitions and the commencement of commercial operation of new plants in 2000 and 2001. Contributions from our PEPCO acquisition were reduced by the impact of after-tax cash payments made in 2001 in the amount of $204 million related to out-of-market energy delivery and power purchase agreements assumed in connection with the acquisition in December 2000.

     In 2001, net income included the release of approximately $275 million in after-tax provisions recorded in connection with the PEPCO acquisition. The total after-tax assumed obligation recorded in purchase accounting was $1.4 billion, which was our estimate of actual after-tax cash payments we expected to make over the term of the contracts as a result of assuming the out-of-market contracts from PEPCO, based on future price and volume estimates at the time of our acquisition.

     In addition to these factors, our cash from operations in 2000 included the consolidated results of WPD, as if we owned 100% of this subsidiary, in the amount of approximately $250 million. WPD was deconsolidated in December 2000, and our 49% share of dividends from this subsidiary is now reflected as dividends received from equity investments. Our share of dividends received from WPD in 2001 was $98 million. Thus, the deconsolidation of WPD resulted in a decrease of $152 million in our cash from operations as compared to the prior year.

     The decrease in receivables, net of $1,076 million, excluding the effects of acqusitions, from December 31, 2000 to December 31, 2001 is primarily due to higher commodity prices in effect during December 2000, as compared to prices in effect during December 2001, offset by net cash collateral posted as described above.

     The decrease in accounts payable of $1,674 million, excluding the effects of acqusitions, from December 31, 2000 to December 31, 2001 is primarily due to higher commodity prices in effect during December 2000, as compared to prices in effect during December 2001 and also includes payments to fuel suppliers and others related to California as discussed above.

   Investing Activities

     Net cash used in investing activities totaled $2,859 million for 2001 as compared to $2,831 million for 2000, an increase of approximately 1%. The 2001 investing activities include additional capital expenditures in North America, the acquisition of an additional 18.8% interest in Bewag in June 2001, the acquisition of 80% of JPSCo in March 2001, our investment in Castex in August 2001, our acquisition of West Georgia in August 2001 and our acquisition of the majority of TransCanada in December 2001. The 2000 investing activities include the acquisition of the PEPCO assets, the Hyder acquisition and the acquisition of the remaining 40% of Mirant Americas Energy Marketing from Vastar. Cash flows from investing activities also include the repayment of notes receivable in the form of shareholder's loans to Shajiao C in the amount of $179 million in 2001 and $143 million in 2000. Of these amounts, we are entitled to $145 million and $141 million respectively, after repayments to minority shareholders.

   Financing Activities

     Net cash provided by financing activities totaled $2,317 million in 2001 as compared to $2,718 million for 2000, a decrease of approximately 15%. The decrease is primarily attributable to higher repayments of long-term and short-term debt, much of which was completed through refinancing of existing facilities at longer maturities. Issuances of equity, convertible debt, long-term debt and net short-term debt were $4,567 million in 2001, a 20% increase over $3,804 million in 2000. Repayments of long-term debt were $2,366 million in 2001, a 382% increase over $491 million in 2000. We have used net cash flows provided by financing activities primarily to finance investments in our subsidiaries.

     Under our current plan, we expect our cash and financing needs over the next several years to be met through a combination of cash flows from operations, availability under our existing credit facilities, new non-recourse project financings and asset sales. Should market conditions improve, we would consider new debt and equity financings to fund new projects and investments. A significant part of our investments are in subsidiaries financed with project or subsidiary level indebtedness to be repaid solely from the respective subsidiary's cash flows. Subsidiaries financed in this manner are often restricted by their respective project credit documents in their ability to pay dividends and management fees periodically to us. These limitations usually require that debt service payments be current, debt service coverage and leverage ratios be met and there be no default or event of default under the relevant credit documents. There are also additional limitations that are adapted to the particular characteristics of each subsidiary and its assets.

    Our cash from operations, asset sales, existing credit facilities and cash position, along with existing credit facilities at our subsidiaries, is expected to provide sufficient liquidity for working capital and capital expenditures, including letters of credit, over the next 12 months. In addition, our cash from operations will be sufficient to fund our debt service on an ongoing basis. Our liquidity could be impacted by changing prices resulting from abnormal weather, excess capacity, the inability to complete asset sales, changes in credit ratings and other factors.

   Credit Ratings

    As of February 28, 2002, we had investment grade credit ratings with two rating agencies and a non-investment grade credit rating with one rating agency.

     On December 19, 2001, Moody's lowered its rating on our senior unsecured debt from Baa2 (investment grade) to Ba1 (non-investment grade). Moody's also lowered its rating on the following of our subsidiaries or subsidiary issues:
Mirant Americas Energy Marketing, Mirant Trust I and Mirant Americas Generation. As a result of Moody's lowering its rating on our senior unsecured debt, as of February 28, 2002, we had to post additional collateral in the form of cash and letters of credit in the amount of approximately $492 million.

     On December 20, 2001, S&P affirmed its investment grade credit rating of BBB+ for us and our affiliates.

     As of December 20, 2001, Fitch had our senior unsecured debt rated as BBB (investment grade) and our trust preferred securities rated BBB- (investment grade) with a negative watch.

     While the foregoing indicates the ratings from these agencies, we note that these ratings are not a recommendation to buy, sell or hold our securities, that the ratings may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating.

    We analyze our credit quality by examining the potential impact on our ability to transact and manage the cash and other collateral needs of the business, due to market moves and potential changes to our credit ratings. Typically, credit rating moves are followed by adjustments to the credit thresholds and collateral arrangements that we afford to our counterparties and those they in turn afford to us. Credit ratings, therefore, affect our liquidity.

    Our analysis focuses on the impact of a potential credit downgrade resulting in the lowering of credit thresholds currently granted to us by our counterparties. We monitor on a continuous basis the demand for guarantees, cash and other collateral based on our current portfolio positions stressed by market moves in an adverse direction, coupled with potential lowering of credit thresholds afforded to us. This type of analysis is a form of stress-testing of credit exposures of the business, and senior management is apprised of potential demands on liquidity on a periodic basis, thereby affording them the opportunity to initiate appropriate management action(s).

   Common Stock

     During 2000, we completed an initial public offering of 66.7 million shares of our common stock for a price of $22.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by us, were approximately $1.38 billion.

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

     On December 26, 2001, we completed the issuance and sale of 60 million shares of our common stock, par value $0.01 per share. The net proceeds, after underwriting discounts and commissions, were approximately $759 million.

    The market price of our common stock at December 31, 2001 was $16.02 per share and the book value was $13.72 per share based on the 400,780,937 shares outstanding at December 31, 2001, representing a market-to-book ratio of 117%. As of February 28, 2002, Mirant had 166,563 holders of record.

   Convertible Senior Debentures

     In May 2001, we completed the issuance of $750 million of convertible senior debentures bearing an annual interest rate of 2.5%, subject to upward adjustment commencing on June 15, 2004, depending on the market price of our common stock. The debentures mature on June 15, 2021 and have an equivalent initial conversion price of $67.95 per share based on the issue price of the debentures. Holders of the debentures have the right to require us to purchase all or a portion of their debentures on June 15, 2004, June 15, 2006, June 15, 2011 and June 15, 2016, at a price equal to 100% of the principal amount plus accrued and unpaid interest. We may repurchase such securities with cash or common stock, at our election, and intend to use cash for such purposes for securities of this nature. We have the right to redeem for cash, some or all of the debentures at any time after June 18, 2006 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

   Convertible Trust Preferred Securities

    In October 2000, Mirant Trust I closed the sale of 6.9 million convertible trust preferred securities for an initial price of $50.00 per preferred security. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by us, were $334 million.

     Unless we redeem the debentures, and subject to our right to elect a cash settlement, holders of preferred securities will have the right to convert the preferred securities into shares of our common stock at any time prior to October 1, 2030. Preferred securities that have been called for redemption may only be converted on or before the business day prior to the close of business on the applicable redemption date. The preferred securities will convert into our common stock at an initial conversion rate of 1.8182 shares of common stock for each preferred security. This conversion rate is equivalent to the conversion price of $27.50 per share of our common stock. The initial conversion rate may be subject to adjustment. Upon conversion of a preferred security, a corresponding debenture held by the trust will be canceled.

   Asset Sales

     In February 2002, we completed the sale to an affiliate of Vattenfall AB of our 44.8% ownership interest in Bewag for approximately $1.63 billion. We received more than $1.05 billion in net proceeds after repayment of approximately $550 million in debt associated with our Bewag investment. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

     In February 2002, we announced that we had entered into an agreement to sell our State Line generating facility to Dominion Resources for $182 million. The sale is expected to close in the second quarter of 2002.

   Available Liquidity and Related Debt to Capitalization Ratios (in millions)

                                                                 Liquidity
                                        -------------------------------------------------------------
                                         As of December      As of January     As Adjusted February
                                            31, 2001           31, 2002            28, 2002(1)
                                        ------------------ ------------------ -----------------------
Cash at Mirant Corporation..........       $    406           $     214             $    678
Cash at subsidiaries................            430                 593                  393
Availability of credit facilities:
  Mirant Corporation...............             867                 134                  658
  Mirant Americas Generation........            227                  27                  227
  Mirant Canada Energy Marketing...              18                   5                   12
Cash at subsidiaries not available
for immediate payment to parent (2)            (294)               (244)                (244)
                                           --------             -------              -------
Total .............................        $  1,654             $   729              $ 1,724
                                           ========             =======              =======

(1)  Based on January 31, 2002 and adjusted to give effect to the following:

o    actual amounts available under credit facilities as of February 28, 2002;

o the January 31, 2002 cash balance for Mirant Corporation adjusted for the $1.05 billion of cash received from the sale of Bewag less the $595 million used to repay Mirant Corporation credit facilities; and

o the January 31, 2002 cash balance for Mirant subsidiaries less $200 million used to re-pay the Mirant Americas Generation credit facility.

(2) Represents estimated cash at the subsidiary level that is required for operating, working capital or investment purposes at the respective subsidiary and that is not available for immediate payment to Mirant Corporation.

The following table contains some key ratios:

                                                                                                 Pro-forma
                                      December 31, 2000  December 31, 2001  January 31, 2002    January 31,
                                                                                                  2002(1)
                                      ------------------ ------------------ ----------------- ----------------
Recourse Debt /Total Capital....              6.8%             17.9%             21.5%             19.0%
Total Debt /Total Capital.......             63.6%             62.2%             62.5%             59.1%


(1) Pro forma includes completion of the Bewag sale. Bewag sale assumes a $150 million gain, repayment of approximately $550 million of related debt and use of $595 million proceeds to repay ammounts drawn under our corporate revolver.

    The ratios above include operating leases for Mirant Mid-Atlantic and guarantees for drawn amounts on off-balance sheet equipment procurement facilities ("equipment procurement facilities"). The Mirant Mid-Atlantic operating lease figure represents the present value of the future lease payments discounted at 10%. Mirant Corporation guarantees the obligations of its respective subsidiaries in connection with the respective equipment procurement facilities, including certain payment obligations of such subsidiaries equal to approximately 89.9% of equipment costs (including financing costs) for such equipment procurement facilities.


   Debt

    The following table sets forth our short-term and long-term debt as of
December 31, 2000 and 2001 and January 31, 2002 (in millions):
                                                                       December 31,           January 31,
                                                              --------------------------------------------
                                                                    2000            2001          2002
Short-term debt
      Mirant Corporation revolving credit facilities.........       $ 200       $    --            $ --
      Mirant Americas Generation - credit facilities.........         945            --              --
      Mirant Americas Energy Marketing.......................          90            --              --
      Mirant Canada Energy Marketing.........................          42            26              39
      Jamaica Public Service Company.........................          --            22              20
      EDELNOR................................................           5            --              --
      Mirant Asia-Pacific Limited  -  Mirant Asia-Pacific
      Singapore Pte Ltd......................................           7             7               7
                                                                   -------      -------             ---
           Total short-term debt.............................       1,289            55              66

Current portion of long-term debt
      Mirant Asia-Pacific....................................          --           792              --
      Mirant Chile...........................................           9            --              --
      SE Finance Capital.....................................          25            --              --
      Sual and Pagbilao project term loans...................         165         1,201           1,117
      Mirant Holdings Beteiligungsgesellschaft term loan.....          --           566             551
      Mirant Americas, Inc. - deferred acquisition price.....          --            21              21
      West Georgia Generating Company........................          --             5               5
      Capital leases - Jamaica...............................          --             9               8
      Jamaica Public Service Company.........................          --             8               8
      Freeport, Bahamas......................................           2             2               2
                                                                   ------       -------         -------
           Total current portion of long-term debt...........         201         2,604           1,712

Notes Payable
      Mirant Corporation senior notes.......................          700           700             700
      Mirant Americas Generation senior notes...............           --         2,500           2,500
      Mirant Americas Generation revolving credit
         facilities..........................................       1,450            73             273
      Mirant Americas, Inc. - deferred acquisition price.....          --            45              45
      Mirant Asia-Pacific....................................         792            --             192
      Mirant Holdings Beteiligungsgesellschaft term loan.....         512            --              --
      West Georgia Generating Company........................          --           140             140
      Mirant Americas Energy Capital ........................          --           150             150
      Mirant Grand Bahamas...................................          16            16              16
      Freeport, Bahamas......................................          28            30              30
      Mirant Trinidad bonds..................................          --            73              73
      Sual and Pagbilao project term loans...................       1,203            --              --
      Mirant Asia-Pacific Limited - Shajiao C................          66            27              27
      Southern Producer Services.............................          50            --              --
      SE Finance.............................................         216            --              --
      SE Finance Capital Corp................................         173            --              --
      Unamortized debt premium/ discounts on notes...........          --            (3)             (3)
                                                                   ------       -------         -------
           Total notes payable...............................       5,206         3,751           4,143

Other long-term debt
      Mirant Corporation convertible senior debentures.......          --           750             750
      Mirant Corporation revolving credit facility..........           --         1,075           1,670
      Mirant Holdings Germany - Bewag .......................          29            --              --
      Jamaica Public Service Company.........................          --           125             124
      Capital leases  - Americas.............................          --            10              10
      Capital leases  - Jamaica..............................          --           113             113
      EDELNOR................................................         356            --              --
      Cross currency swaps...................................           5            --              --
                                                                  -------       -------         -------
           Total other long-term debt........................         390         2,073           2,667
                                                                  -------       -------         -------
                Total debt..................................      $ 7,086       $ 8,483         $ 8,588
                                                                  =======       =======         =======

    Revolving Credit Facilities

     We have revolving credit facilities with various lending institutions totaling approximately $3.19 billion. At February 28, 2002, amounts borrowed under such facilities, including drawn amounts and letters of credit, totaled $2.30 billion, of which $26 million expires during 2002 and $2.27 billion expires during 2003 and beyond. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. The schedule below summarizes amounts available on these facilities held by Mirant Corporation and the specified subsidiaries as of December 31, 2001 and February 28, 2002 (in millions).


                                                         Amount Available   Amount Available
                                                        December 31, 2001   February 28, 2002
                                             Facility
  Company                                    Amount
  ------------------------------------------ ---------- ------------------- ------------------
  Mirant Corporation......................      $2,700                $867               $658
  Mirant Americas Generation .............         300                 227                227
  Mirant Canada Energy Marketing.........           44                  18                 12
  Mirant Americas Energy Capital..........         150                  --                 --
                                             ---------- ------------------- ------------------
     Total...............................       $3,194              $1,112               $897
                                             ========== =================== ==================

     Mirant Corporation has three revolving credit facilities: its April 1999 $450 million Credit Facility C, its July 2001 $1.125 billion 364-Day Credit Facility and its July 2001 $1.125 billion 4-Year Credit Facility. Credit Facility C matures in April 2004. No amounts were drawn under Credit Facility C at December 31, 2001 or 2000. However, Mirant Corporation had letters of credit outstanding under Credit Facility C in the amount of $53 million and $406 million as of December 31, 2001 and 2000, respectively. As of December 31, 2001, Mirant Corporation had borrowings of $1.075 billion under the 364-Day Credit Facility at an approximate interest rate of 3% and had issued letters of credit totaling $705 million under the 4-Year Credit Facility. Under each of the credit facilities, Mirant Corporation pays interest, facility/commitment fees and letter of credit fronting fees in an amount determined by reference to its then existing credit ratings. As of December 31, 2001, the facility/commitment fees under the 364-Day Credit Facility, the 4-Year Credit Facility and Credit Facility C were 0.20%, 0.25% and 0.225%, respectively. Under its 364-Day Credit Facility, Mirant Corporation may elect to convert all revolving credit advances outstanding on or before the July 2002 termination date thereunder into a term loan maturing not later than the first anniversary of the termination date.

    In addition to other covenants and terms, each of Mirant Corporation's credit facilities include minimum debt service coverage and a maximum leverage covenant. As of December 31, 2001, there were no events of default under such credit facilities.

     Mirant Americas Generation, an indirect wholly owned subsidiary of Mirant Corporation, has two credit facilities, each entered into in October 1999: a $250 million 5-year revolving credit facility (Credit Facility B) for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility (Credit Facility C) for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of December 31, 2001, the outstanding borrowings under Credit Facility B were $73 million at an interest rate of 3.39%. As of December 31, 2001, there were no borrowings under Credit Facility C. Under each of the credit facilities, Mirant Americas Generation pays interest and facility/commitment fees (0.25% at December 31, 2001) in an amount determined by reference to its then existing credit rating.

    In addition to other covenants and terms, each of Mirant Americas Generation's credit facilities includes minimum debt service coverage and a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of December 31, 2001, there were no events of default under such credit facilities.

     Mirant Canada Energy Marketing, an indirect wholly owned subsidiary of Mirant Corporation, has an approximately $44 million (denominated as 70 million Canadian dollars) revolving credit facility entered into in November 2000. The credit facility initially matured in November 2001 but was extended to March 2002. Interest under the facility is payable monthly. The interest rate depends on the currency of the borrowing and type of advance. Interest on bankers acceptances, letters of credit and LIBOR advances are computed at the applicable base interest rate (0.35% at December 31, 2001)plus 200 basis points , depending on Mirant Corporation's then current credit rating. Interest on prime rate and United States base rate advances are computed at the applicable base rate plus 100 basis points, depending on Mirant Corporation's then current credit rating. The outstanding borrowings were $26 million, at an interest rate of 3.40% at December 31, 2001. Amounts outstanding under the credit facility are guaranteed by Mirant Corporation. We are in the process of seeking commitments to refinance this credit facility. If we are unable to refinance the credit facility on acceptable terms, we may repay the amounts outstanding thereunder with cash or amounts borrowed by us under the corporate credit facilities of Mirant Corporation, using cash and borrowing capacity that could otherwise be used to fund our other business activities.

     In September 2001, Mirant Americas Energy Capital, an indirect wholly owned subsidiary of Mirant Corporation, entered into a $150 million credit facility that matures in September 2004. Under the facility, Mirant Americas Energy Capital may borrow up to 85% of the calculated market value of eligible collateral consisting of various producer investments and production payments. The facility bears interest based on the LIBOR plus 208 basis points with interest payable quarterly. As of December 31, 2001, the outstanding borrowings were $150 million at an interest rate of 4.34%. Under the terms of the credit facility, the facility was initially unsecured with a covenant by Mirant Americas Energy Capital to secure the obligations thereunder by transferring the borrowing base assets to a special purpose vehicle and granting security interests in such assets upon the occurrence of certain events, including ratings downgrades by Moody's and a specified increase in the yield on Mirant Americas Generation's publicly traded debt.

     As a result of the Moody's downgrade, the yields on Mirant Americas Generation's publicly traded debt increased and triggered the obligation of Mirant Americas Energy Capital to secure the obligations thereunder. In March 2002, Mirant Americas Energy Capital transferred the borrowing base assets to the special purpose vehicle and granted security interests in such assets. The special purpose vehicle will be consolidated with Mirant. In connection with entering into the credit facility, Mirant Americas Energy Capital entered into a total rate of return swap with respect to the credit facility. The obligations of Mirant Americas Energy Capital under the total rate of return swap are guaranteed by Mirant Corporation.

    Each of our credit facilities contains various covenants in addition to those described above including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness and liens, (iii) limitations on capital expenditures and (iv) limitations on the sales of assets.

    Mirant Asia-Pacific Loans

     We indirectly hold a 91.9% interest in the 1,218 MW coal-fired Sual plant and an 87.2% interest in the 735 MW coal-fired Pagbilao plant, each in the Philippines. The Sual and Pagbilao plants are financed with non-recourse project debt. As of January 31, 2002, the aggregate principal amounts outstanding under the Sual and Pagbilao credit facilities were approximately $781 million and $336 million, respectively. Under the respective credit agreements, the project companies are required to provide certain specified levels and types of insurance coverage. Although we have secured such types and levels of insurance for the Sual and Pagbilao facilities as we believe are normal for prudent operators of similar facilities, we have been unable to secure certain types and levels of insurance required by the respective credit agreements as a result of changes in the insurance markets, including changes attributable to the terrorist attacks on September 11, 2001. Each of the lenders under the Sual and

Pagbilao facilities has executed temporary waivers of default. The waivers are effective through April 30, 2002. We are working with the respective lender groups to secure extensions of the waivers. We do not anticipate that the Sual and Pagbilao lenders will accelerate the respective loans as a result of the inability of Sual and Pagbilao to provide the specified levels and types of insurance coverage. However, we can give no assurance that the lenders will continue to cooperate with us, provide permanent waivers or additional temporary waivers or, upon expiration of the temporary waivers, refrain from accelerating the loans. If we could not repay or refinance such loans upon an acceleration, the loss of the cash flow and assets of Sual and Pagbilao would have a material adverse effect on us. Further, if we were to refinance such loans, we can give no assurances that such refinancing would not result in substantial costs and be on less favorable terms than we currently have in place. In the event the lenders fail to extend the temporary waivers or to provide permanent waivers, the respective Sual and Pagbilao project entities will be prohibited under the financing documentation from making distributions and, thus, amounts that would otherwise be available for distribution will not be available to Mirant Corporation or its intermediate holding companies to repay indebtedness or fund investment activities. As required by U.S. GAAP, we have reclassified the Sual and Pagbilao credit facilities from long-term debt to current portion of long-term debt on our consolidated balance sheet until we secure permanent waivers for these credit facilities. We do not consider the inability to secure the insurance coverage required under the Sual and Pagbilao credit facilities a breach of the terms of their respective energy conversion agreements with NPC of the Philippines.

     On January 23, 2002, Mirant Asia-Pacific, an indirect, wholly owned subsidiary of Mirant Corporation, borrowed $192 million under a new credit facility to repay, in part, its prior $792 million credit facility. The repayment of the balance of the prior credit facility was funded by Mirant Corporation. Mirant Asia-Pacific is in the process of seeking commitments to a second tranche of up to $208 million in March 2002. The new credit facility contains various business and financial covenants including, among other things,
(i) limitations on dividends and distributions, including a prohibition on dividends if Mirant ceases to be rated investment grade by at least two of Fitch, S&P and Moody's, (ii) mandatory prepayments upon the occurrence of certain events, including certain asset sales and certain breaches of the Sual and the Pagbilao energy conversion agreements, (iii) limitations on the ability to make investments and to sell assets, (iv) limitations on transactions with affiliates of Mirant and (v) maintenance of minimum debt service coverage ratios.

     Acceleration of the Sual and Pagbilao loans will cause cross-defaults under the credit facility for Mirant Asia-Pacific. Although we believe that, in the event of an acceleration, we would be able to refinance the Mirant Asia-Pacific loan, we can give no assurances to such effect. If we do not repay or refinance such loans upon acceleration, the loss of the cash flow and assets of Mirant Asia-Pacific would have a material adverse effect on us. Further, in the event of a default under the Sual or Pagbilao loans, Mirant Asia-Pacific would be prohibited under its credit facility from making distributions. As a result, amounts that would otherwise be available for distribution would not be available to us to repay indebtedness or fund investment activities.

Contractual Obligations and Commitments

      Energy Marketing and Risk Management

    Certain financial instruments that we use to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of these instruments are recorded in energy marketing and risk management assets and liabilities on our consolidated balance sheet. The fair values and average values of our energy marketing and risk management assets and liabilities, net of credit reserves, as of December 31, 2001 are included in the following table (in millions). The average values are based on a monthly average for 2001.

                                                                                    Net Energy Marketing
                          Energy Marketing and Risk    Energy Marketing and Risk     and Risk Management
                              Management Assets          Management Liabilities     Assets/ (Liabilities)
                          -------------------------    -------------------------    ---------------------
                                        Value at                      Value at
                           Average     December 31,     Average     December 31,         Net Value at
                            Value          2001          Value          2001          December 31, 2001
                          ----------  -------------   ----------   -------------    ---------------------
Energy commodity
  Instruments:
Electricity.............. $  1,113     $    756       $ 1,174        $   671            $    85
Natural gas..............    1,337        1,366         1,081          1,314                 52
Crude oil................      110            5           111              6                 (1)
Other....................       91           40           154             42                 (2)
                          --------     --------       -------        -------            -------
  Total.................. $  2,651     $  2,167       $ 2,520        $ 2,033            $   134
                          ========     ========       =======        =======            =======

     The following table represents the net energy and risk management assets and liabilities by tenor, complexity and liquidity. As of December 31, 2001, approximately 87% of the net value was calculated using simple models with high price discovery. These include forwards, swaps and options at liquid locations. Also, as of December 31, 2001, approximately 92% of the net value was expected to be realized within the next two years. Examples of medium and high complexity models include natural gas transportation and storage, respectively.

                                           Fair Value of Energy Marketing and Risk Management
                                            Assets and Liabilities as of December 31, 2001
                                                             (in millions)
                   --------------------------------------------------------------------------------------------------

                    Low Complexity Models      Medium Complexity Models         High Complexity Models
                       Price Discovery              Price Discovery                Price Discovery
                   ------------------------- ------------------------------ --------------------------
                   High    Medium     Low    High    Medium       Low         High     Medium     Low       Total
2002...........     $ 50    $  2    $  --   $ 19      $  1      $  --       $   2    $    --     $ 1     $    75
2003..........        36       2        2      2         4         --           1         --       1          48
2004...........       (6)      2        2      1        --         --          --         --       1          --
2005...........       14     (10)      (2)     1        --         --          --         --      --           3
2006..........        20      --      (13)     1        --         --          --         --      --           8
Thereafter ....        3      --      (21)     2        12          4          --         --      --          --
                    ----    ----    -----   ----      ----      -----       -----     ------     ---       -----
Net assets....      $117    $ (4)   $ (32)  $ 26      $ 17      $   4       $   3     $   --     $ 3       $ 134
                    ====    ====    =====   ====      ====      =====       =====     ======     ===       =====

Model Complexity:

o Low - Transactions involving exchange, or exchange look-a-like products with no operational or other constraints.
o Medium - Transactions involving some operational constraints, but where these constraints are not the primary drivers of value/risk.
o High - Transactions involving much more complex operational and/or contractual constraints, incorporating factors such as temperature, and where these items can be the primary drivers of value/risk.

Level of Price Discovery:

o High - Large, liquid markets with multiple daily third party and/or exchange settled price quotes available.
o Medium - Less liquid markets with periodic external price quotes available, or price levels which are validated, on a daily basis, indirectly as temporal and/or locational spreads off of "High" price discovery data.
o Low - Illiquid markets with little or no external price quotes, or where the underlying transactions constitute a large portion of the totality of the transactions in the market.

     Additionally, the process of model development, independent testing and verification of model robustness, system implementation and security, and version control are all covered by the oversight activities of our Model Oversight Committee which is chaired by the Risk Control Officer. Documentation covering this process, including independent testing of model results by the Risk Control organization, is maintained for audit and oversight purposes. In addition, the models also undergo a check by our external auditors who examine the fair value(s) being recorded, the controls, and checks and balances that are being maintained around the models and transactions.

See Item 7A on "Market Risk" for further information.

    Mirant Corporation had approximately $1.22 billion trade credit support commitments outstanding as of December 31, 2001, which included $436 million of letters of credit, $178 million of net cash collateral posted and $607 million of parent guarantees, as compared to approximately $883 million trade credit support commitments, which included $363 million of outstanding letters of credit, $51 million of net cash collateral held and $571 million of parent guarantees, as of December 31, 2000.

     Mirant Corporation has also guaranteed the performance of its obligations under a multi-year agreement entered into by Mirant Americas Energy Marketing with Brazos. Under the agreement, effective January 1999, Mirant Corporation provides all the electricity required to meet the needs of the distribution cooperatives served by Brazos. Mirant Corporation is entitled to the output of Brazos' generation facilities and its rights to electricity under power purchase agreements Brazos has entered into with third parties. Mirant Corporation's guarantee was $65 million at December 31, 2001, a decrease of $5 million from December 31, 2000. Mirant Corporation is subject to regulatory and commercial risks under this energy requirements contract. Mirant Corporation believes that it has adequately provided for the estimated future losses under this contract, which terminates at the end of 2003; however, no assurance can be given that additional losses will not occur.

     Mirant Corporation also has a guarantee related to Pan Alberta Gas of $64 million issued in 2000 and outstanding at December 31, 2001.

     Vastar, a subsidiary of BP, and Mirant Corporation had issued financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant Corporation has agreed to indemnify BP against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At December 31, 2001, such guarantees amounted to approximately $92 million.

    In June 2001, Mirant provided an air permit guarantee and a wastewater discharge permit guarantee in connection with a loan agreement between Perryville and its lenders. Under these guarantees, Mirant guaranteed the debt payments under the loan agreement if Perryville does not obtain or achieve necessary air and waste water discharge permit compliance. Perryville is in the process of satisfying the conditions to release the respective guarantees. Perryville began to commercially operate a 150 MW, natural gas-fired, simple-cycle unit in Louisiana in July 2001 and is constructing a 562 MW natural gas-fired combined-cycle unit that is expected to be completed in 2002. At December 31, 2001, the outstanding balance under the loan agreement was approximately $240 million. Mirant has entered into a separate agreement with Cleco Midstream Resources, LLC ("Cleco"), who holds the remaining 50% ownership interest in Perryville, under which Mirant is paid a fixed percentage fee based on 50% of the outstanding draws under the loan agreement for providing the loan agreement guarantees on behalf of Cleco.

     Perryville, in which Mirant Corporation has a 50% ownership interest accounted for under the equity method, entered into a 20-year tolling agreement with Mirant Americas Energy Marketing in April 2001. Under the agreement, Perryville will sell all the electricity generated by the facility to Mirant Americas Energy Marketing. At December 31, 2001, the total estimated notional commitment under this agreement was approximately $1.07 billion over the 20-year life of the contract. Mirant Corporation has guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement.

     To the extent that Mirant Corporation does not maintain its current investment grade ratings, it could be required to provide alternative collateral to certain risk management and energy marketing counterparties based on the value of our portfolio at such time, in order to continue our current relationship with them. Mirant could also be required to provide alternative collateral related to committed pipeline capacity charges. Such collateral could be in the form of cash and/or letters of credit. There is an additional risk that in the event of a further reduction of Mirant's credit rating, certain counterparties may, without contractual justification, request additional collateral or terminate their obligations to Mirant.

     Turbine   Purchases   and  Other   Construction-Related   Commitments   and
Restructuring Charge

    At December 31, 2001, we had agreements to purchase 48 turbines (38 gas turbines and 10 steam turbines) to support the Company's ongoing and planned construction efforts. Our options to purchase an additional 32 turbines expired unexercised on December 31, 2001. Minimum termination amounts under all purchase contracts consisted of a refund of $87 million resulting from our payments exceeding the minimum termination amounts at December 31, 2001. At December 31, 2001, total amounts to be paid under the agreements if all turbines were purchased as planned were estimated to be $450 million. At December 31, 2001, other construction-related commitments totaled approximately $1.05 billion.

     In addition to these commitments, we, through certain of our subsidiaries, have two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to two separate, independent third party owners. For the first facility, which is a $1.80 billion notional value facility, contracts for 46 turbines (32 gas turbines and 14 steam turbines) have been assigned to a third party trust at December 31, 2001. Tranche one of this facility is $700 million, and tranche two, which requires cash collateralization in order to be drawn, is $1.10 billion. All amounts outstanding under tranche one are required to be cash collateralized after April 2004. Mirant Americas Development Capital acts as the trust's agent with regards to obligations under the equipment purchase contracts. For the second facility, which is a Euro 1.10 billion notional value facility, contracts for nine engineered equipment packages ("power islands") have been assigned to a third party owner incorporated in The Netherlands at December 31, 2001. Tranche one of this facility is Euro 600 million, and tranche two, which requires cash collateralization to be drawn, is Euro 500 million. Mirant Asset Development and Procurement B.V. acts as the third party owner's agent with respect to the obligations under the power island purchase contracts.

     As part of these assignments, our subsidiaries have entered into agency agreements with the respective third-party owners whereby we are required to manage procurement of this equipment. Under the agency agreements, we maintain purchase options for each individual turbine and power island which, subject to certain conditions, may be assigned to other third parties. In addition to the purchase options under the agreements, we also maintain options to lease the turbines and the power islands after completion. Under the Mirant Asset Development and Procurement B.V. equipment procurement facility, the lease is required to be cash collateralized. If upon the end of the respective terms of the agreements Mirant has failed to exercise either its purchase options or lease options for each turbine and power island, we may participate in the re-marketing of this equipment. Mirant Corporation has guaranteed the respective obligations of Mirant Americas Development Capital and Mirant Asset Development and Procurement B.V. in connection with the equipment procurement facilities, including certain payment obligations equal to approximately 89.9 % of equipment costs (including financing costs), of which approximately $385 million was incurred as of December 31, 2001. Additionally, if we had elected to exercise our purchase options with respect to all of the turbines and power islands and to terminate the procurement contracts at December 31, 2001, minimum termination amounts due under the turbine and power island procurement contracts would have been $451 million. If the purchase options or options to lease the turbines and power islands are exercised, total commitments under the procurement contracts would be approximately $2.43 billion as of December 31, 2001.

     In January 2002, Mirant announced a strategic business plan change designed to reduce capital spending and operating expenses. As a result, we expect to record a restructuring charge in 2002 related to these changes. The reduced capital spending plan results in material changes to our commitments under our turbine purchase agreements and our turbine procurement facilities.

     As part of the restructuring, Mirant intends to cancel agreements to purchase certain turbines under its purchase agreements. At February 28, 2002, minimum termination amounts under the remaining purchase contracts consisted of $6 million. Total amounts to be paid under the agreements if the remaining turbines are purchased as planned are estimated to be $154 million at February 28, 2002.

     Additionally, as part of its restructuring, Mirant intends to cancel agreements to procure certain turbines under its off-balance sheet equipment procurement facilities. If Mirant had elected to exercise its purchase options with respect to the remaining turbines and power islands and to terminate the procurement contracts, minimum termination amounts due would have been $223 million at February 28, 2002. If the purchase options or options to lease the remaining turbines and power islands are exercised as planned, total commitments under the procurement contracts would be approximately $740 million.

     The following table summarizes Mirant's commitments related to turbine purchases and turbine leases as discussed above at December 31, 2001 and February 28, 2002 (in millions).

                         Turbine        Turbine        Turbine        Turbine
                        Purchase       Purchase      Procurement    Procurement
                       Commitments    Commitments    Facilities     Facilities
                       December 31,   February 28,   December 31,   February 28,
 Fiscal Year Ended:        2001         2002 (1)         2001         2002 (1)
---------------------  ------------   -------------  ------------   ------------
2002.................      $ 450         $ 154        $  459           $ 263
2003.................          0             0         1,372             357
2004.................          0             0           579             110
2005.................          0             0            24              10
2006.................          0             0             0               0
Thereafter...........          0             0             0               0
                           -----          ----        ------           -----
Total minimum payments     $ 450         $ 154        $2,434           $ 740
                           =====         =====        ======           =====

(1) Remainder of 2002 (amounts do not reflect the payment of termination amounts as dicussed above).

   Long-Term Service Agreements

     We have entered into long-term service agreements for the maintenance and repair by third parties of many of our combustion-turbine and combined-cycle generating plants. Generally these agreements may be terminated at no cost in the event a planned construction project is cancelled prior to shipment of the associated turbine. As of December 31, 2001, the minimum termination amounts for long-term service agreements associated with completed and shipped turbines were $495 million, and the total estimated commitments for long-term service agreements associated with turbines shipped, as of December 31, 2001, were approximately $642 million.

     As a result of the turbine cancellations as part of our restructuring, the long-term service agreements associated with the turbines will also be cancelled. We do not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, our restructuring should not have an impact on the long-term service agreement commitments disclosed above.

   Power Purchase Agreements

    Under the asset purchase and sale agreement with PEPCO, we assumed the obligations and benefits of five power purchase agreements with a total capacity of 735 MW. Three of the power purchase agreements represent 730 MW. At December 31, 2001, the estimated commitments under the agreements were $1.68 billion, of which $534 million were included in obligations under energy delivery and purchase commitments in the consolidated balance sheet. The agreements will continue to be in effect through 2021.

   Fuel Commitments

     We have fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $142 million at December 31, 2001. These agreements will continue to be in effect through 2011. In addition, we have a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the daily spot rate then prevailing at each delivery point. The agreement will continue to be in effect through December 31, 2007, unless terminated sooner. The estimated commitment for the term of this agreement based on current spot prices is $4.96 billion as of December 31, 2001. Because this contract is based on the current spot price at the time of delivery, we have the ability to sell the gas at the same spot price, thereby, offsetting the full amount of our commitment related to this contract. In the event we do not maintain our current credit ratings, BP could request additional collateral. Based on our current estimate, we could be required to post approximately $270 million of additional collateral.

   Operating Leases

     We have commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $124 million, $17 million and $17 million during the years ended December 31, 2001, 2000 and 1999, respectively.

     We entered an approximately $1.50 billion lease transaction at the closing of the PEPCO transaction. The leases are treated as operating leases for book purposes whereby one of our subsidiaries records periodic lease rental expenses.

     We have the following annual amounts committed for contractual obligations and other commercial commitments as of December 31, 2001 (in millions):


                                                         Contractual Cash Obligations by Year
                                              -----------------------------------------------------------
                                                 Total      Less than    1 to 3      4 to 5    After 5
                                                             1 year       years       years      years
---------------------------------------------------------------------------------------------------------
Long-term debt (1)..........................    $ 8,428     $ 2,604     $ 1,732        $ 743     $3,349
Operating leases............................      3,622         226         381          327      2,688
Long-term service agreements................        642          45         116          106        375
Fuel commitments............................        142          21          43           44         34
Power purchase agreements...................      2,751         244         528          368      1,611
                                              -----------------------------------------------------------
   Total contractual obligations and
      commercial commitments................    $15,585      $3,140    $  2,800     $  1,588   $  8,057
                                                =======      ======    ========     ========   ========

(1) Includes amounts classified as interest for capital lease obligations. In addition, as mentioned above approximately $1.2 billion of project debt related to Sual and Pagbilao is reflected as current on the accompanying consolidated balance sheet, as of December 31, 2001, because waivers granted with respect to defaults under such project debt expire in April 2002. Mirant expects to extend the current waivers and obtain permanent waivers to address the potential defaults. The final maturity for the Sual and Pagbilao project loans are 2012 and 2007, respectively. The table assumes that all debt classified as current is repaid in 2002.

   Litigation

     Reference is made to Notes 11 and 18 to the "Notes to Consolidated Financial Statements" filed as part of this Form 10-K relating to the following litigation matters:

o    RMR Agreements;

o Defaults by SCE and Pacific Gas and Electric and Bankruptcy of Pacific Gas and Electric;
o    California Power Exchange Bankruptcy;
o    DWR Power Purchases;
o    California Rate Payer Litigation;
o    Western Power Market Investigations;
o    State Line;
o    Enron Bankruptcy Proceedings;
o    California Price Mitigation and Refund Proceeding; and
o    Environmental Information Requests

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our consolidated financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     As part of our energy marketing and risk management activities, our energy marketing and risk management subsidiaries enter into a variety of contractual commitments, such as forward purchase and sale agreements, futures contracts, swaps, swap options, option contracts and cap and floor agreements. These contracts generally require future settlement and are either executed on an exchange or marketed as OTC instruments. Contractual commitments have widely varying terms and have tenors that range from a few days to a number of years, depending on the instrument.

    Our accounting and financial statement presentation of contractual commitments depends on both the type and purpose of the contractual commitment held or issued. As discussed in the summary of accounting policies in Note 1 to the "Notes to Consolidated Financial Statements," we record all contractual commitments used for energy marketing purposes, including those used to hedge marketing positions, at fair value. Consequently, changes in the amounts recorded in our consolidated balance sheets resulting from movements in fair value are included in operating revenues in the period in which they occur. Contractual commitments expose us to both market risk and credit risk.

Market Risk

     Market risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Our exposure to market risk is determined by a number of factors, including the size, tenor, composition and diversification of positions held and the absolute and relative levels of commodity prices, interest rates, as well as market volatility of the commodity prices and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. We manage market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of our hedging policies and strategies through our risk oversight committees. Our risk oversight committees review and monitor compliance with risk management policies that limit the amount of total net exposure during the stated periods. Our Corporate Risk Control Officer is a member of the group risk oversight committees to ensure that information is communicated to our senior management and audit committee as needed.

     Market risk is a function not only of the behavior of the prices and the structure of the markets for the commodities in which we operate, but it also depends on the nature and complexity of the energy marketing and risk management transactions into which we enter. Therefore, a risk exists that our models do not fully capture the essential details of the contractual arrangements. In order to ensure that the model of risk is properly controlled through a process of systematic model development, deployment and control, we created and utilize a Model Oversight Committee, as described earlier in the Contractual Obligations and Commitments section. The Model Risk Oversight Committee sets the guidelines for the model development, testing, implementation process and responsibilities. The Risk Control organization and the Mid-Office have the joint responsibility for ensuring proper oversight and reporting of the values and risks of transactions employing different models of value and risk. We employ a systematic approach to the evaluation and management of the risks associated with our energy marketing and risk management related contracts, including Value-at-Risk ("VaR"). VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. A 95% confidence interval means there is a 5% probability that the actual loss will be greater than the estimated loss under the VaR. Therefore, we expect that the loss in our portfolio value will not exceed our VaR for 95% of the time. A holding period is the time period it would take to liquidate our portfolio. Our VaR measurement takes into account the relative liquidity of different commodity positions across different time horizons and locations through the use of different holding periods. For very liquid commodity positions, such as natural gas for delivery within one year, we use a five-day holding period, whereas for a less liquid commodity position, such as physical coal, we employ a three-month holding period. As a result, the VaR that we measure, monitor and report on a daily basis is larger than what would be obtained using a one-day holding period for all positions, commodities and commitments. We also incorporate seasonally updated correlations between commodity prices in arriving at the portfolio VaR.

     For the year ended December 31, 2001, the average VaR, using various holding periods and a 95% confidence interval, was $52 million and the VaR as of December 31, 2001, was $38 million. In order to enable comparison on a common base with our peers in the sector, we also report the portfolio VaR levels using a one-day holding period for all positions and commitments in our portfolio. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio VaR was $12 million at December 31, 2001 and the average over the calendar year 2001 was $18 million. During the year ended December 31, 2001, the actual daily loss on a fair value basis exceeded the corresponding daily VaR calculation six times, which falls within our 95% confidence interval. In addition to VaR, we utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components. In stress testing, we stress both the price and volatility curves for the entire portfolio in 10% increments to determine the effects on the fair value.

     The fair values of our energy marketing and risk management assets recorded in the consolidated balance sheets at December 31, 2001, were comprised primarily of approximately 35% electricity and 63% natural gas. The fair values of our energy marketing and risk management liabilities recorded in the consolidated balance sheets at December 31, 2001, were comprised primarily of approximately 33% electricity and 65% natural gas.

Credit Risk

     In conducting our energy marketing and risk management activities, we regularly transact business with a broad range of entities and a wide variety of end users, energy companies and financial institutions. To examine and manage credit risk, we look at credit risk from our stance as being exposed to potential default by our counterparties. Credit risk is measured by the loss we would record if our counterparties failed to perform pursuant to the terms of their contractual obligations, and the value of collateral held by us, if any, was not adequate to cover such losses. We have established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral and use master netting agreements whenever possible to mitigate our exposure to counterparty credit risk. Master netting agreements enable us to net certain assets and liabilities by counterparty. We also net across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, we may require counterparties to pledge additional collateral when deemed necessary. We try to manage the portfolio of our positions such that the average credit quality of our portfolio falls inside an authorized range. We conduct internal assessments of counterparties without external credit ratings. The average credit quality is monitored on a regular basis and reported to the risk oversight committees on a periodic basis together with steps initiated to bring credit exposures into line within the authorized range. The average credit rating of the counterparties included in the net fair value of our energy marketing and risk management assets was BBB+ at December 31, 2001.

     We also monitor the concentration of credit risk from various positions, including contractual commitments. Credit concentration risk exists when groups of counterparties have similar business characteristics, and/or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. We monitor credit concentration risk on both an individual basis and a group counterparty basis.

    In addition to continuously monitoring our credit exposure to our counterparties, we also take appropriate steps to limit the exposures, initiate actions to lower credit exposure and take credit reserves as appropriate. The process of establishing and monitoring credit reserves is based on a standard methodology of employing default probabilities to the current and potential exposures by both settled and open contracts.

     As of December 31, 2001, the California Department of Water Resources owed us approximately $338 million (includes accounts receivable and open contract positions), which represented more than 10% of our total credit exposure. No single counterparty represented 10% or more of our credit exposure at December 31, 2000. Our total credit exposure is computed as total accounts and notes receivable, adjusted for energy marketing, risk management and derivative hedging activities and netted against offsetting payables and posted collateral as appropriate. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.

   Interest Rate Risk

     Our policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, we enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the remaining life of the hedged instrument.

     We use interest rate swaps to hedge underlying debt obligations. These swaps hedge specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with a swap is reflected as an adjustment to interest expense over the life of the instruments. In October 2001, Mirant Americas Energy Capital entered into a forward starting interest rate swap intended to hedge its anticipated draw down of its revolving credit facility. Further, some of our other subsidiaries have entered into interest rate swaps in foreign currencies. These swaps are designated as hedges of those subsidiaries' related debt issuances in the same currency. If we sustained a 100 basis point change in interest rates for all variable rate debt in all currencies, the change would affect net income by approximately $15 million, based on variable rate debt and derivatives, cash balances and other interest rate sensitive instruments outstanding at December 31, 2001.

   Foreign Currency Hedging

     We use cross-currency swaps and currency forwards to hedge our net investments in certain foreign subsidiaries. Gains or losses on these derivatives are designated as hedges of net investments and are offset against the foreign currency translation effects reflected in OCI, net of tax.

     We also utilize currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. In addition, we also utilize cross-currency swaps that offset the effect of exchange rate fluctuations on foreign currency denominated debt and fix the interest rate exposure. Certain other assets are exposed to foreign currency risk. We designate currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. When these hedging strategies qualify as cash flow hedges, the gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings in the same revenue or expense category as the hedged transaction.

     We use long-term cross-currency agreements to hedge a significant portion of our net investments in WPD. These cross-currency agreements hedge our cash exposure to fluctuations in the British Pound Sterling exchange rates with the United States dollar. We also have investments in various emerging market countries where the net investments are not hedged, including Jamaica, The Netherlands Antilles, Trinidad and Tobago, the Bahamas, South Korea, the Philippines and China. We rely on either contractual or regulatory links to the United States dollar to mitigate currency risks attributable to these investments. As a result of these links to the United States dollar, we do not believe we have a material cash exposure to changes in exchange rates between the United States dollar and the currencies of these countries.

     We use currency spot and forward contracts to hedge payments denominated in Canadian dollars related to our fixed-price service contract with Pan Alberta. We also utilize currency swaps and forward agreements to hedge our forecasted exposure to Canadian dollar-denominated transactions as part of our energy marketing and risk management activities. The fair value of these contracts is marked-to-market through earnings because they do not meet the criteria for hedge accounting.

     In addition, we have currency exposure which we are unable to hedge related to our investment in CEMIG. Revenues at CEMIG and dividends from CEMIG are denominated in Brazilian Reals and a significant portion of debt incurred to finance CEMIG is required to be repaid in other currencies. CEMIG's agreements with the Brazilian government provide for rate increases in the event of a devaluation of the Real and indexes power purchases to the United States dollar. These agreements provide us some protection against a devaluation of the Real; however, they do not completely cover our exposure.

     We utilize currency swaps and forward agreements to hedge United States dollar-denominated debt issued by WPD. These swaps offset the dollar cash flows, thereby effectively converting debt to the respective subsidiary's functional currency. Gains and losses related to qualifying hedges of foreign currency firm commitments are deferred and included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses to that point continue to be deferred and are included in the basis of the underlying transaction.

     We measure currency earnings risk related to our international holdings based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. We used exchange rates and currency positions as of December 31, 2001 to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased net income by approximately $4 million had the United States dollar exchange rate increased relative to the currencies with which we had exposure.

     For all derivative financial instruments, we are exposed to losses in the event of nonperformance by counterparties to these derivative financial instruments. We have established controls to determine and monitor the creditworthiness of counterparties to mitigate our exposure to counterparty credit risk, and we record credit reserves as appropriate.

   Interest Rate and Currency Swaps

     The interest rates noted in the following table represent the range of fixed interest rates that we paid on the related interest rate swaps as of December 31, 2001. On virtually all of these interest rate swaps, we received floating interest rate payments at LIBOR. The currency derivatives mitigate our exposure arising from certain foreign currency transactions.


                                                                                                        Unrecognized (Loss)
                                                     Range of             Number of         Notional      Gain at December
           Type           Terms of Instrument     Interest Rates       Counterparties        Amount           31, 2001
                                                                                                    (in millions)
------------------------ ---------------------- -------------------- -------------------- -----------------------------------
Interest rate swaps....        2002-2012            3.85%-7.03%               5              $874           $     (44)
                               2002-2007            4.98%-5.79%               3         (euro)353                  (8)
Cross currency swaps...          2002                   --                    2         (pound)22                   2
Currency forwards......        2002-2004                --                    2          (1)CAD67                  --
                                 2002                   --                    4         (pound)36                  --
                                 2002                   --                    5       (euro)1,600                 (10)
                                 2002                   --                    2             AUD32                  --
                                                                                                           ----------
                                                                                                            $     (60)
                                                                                                           ==========

(pound) - Denotes British pounds sterling
Euro - Denotes Eurodollar
CAD  - Denotes Canadian dollar
AUD  - Denotes Australian dollar
(1) - Contracts with a notional amount of CAD54M million are included in the fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met.

    The unrecognized gain/loss for interest rate swaps is determined based on the estimated amount that we would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrecognized gain/loss for cross-currency financial instruments is determined based on current foreign exchange rates.

Critical Accounting Policies

    The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material estimates and have a material impact on our financial results and position. To aid in our application of these critical accounting policies, management invests substantial human and financial capital in the development and maintenance of models and other forecasting tools and operates a robust environment of internal controls surrounding these areas in particular. These tools, in part, facilitate the measurement of less liquid financial instruments accounted for at fair value and ensure that such measurements are applied consistently across periods. In addition, separate tools enable management to forecast our global income tax position to ensure that tax charges are appropriate in each period.

Revenue Recognition/Fair Value Accounting: We derive the substantial portion of our revenues from sales of physical power in the wholesale electricity market as well as from energy marketing and risk management activities. With respect to physical power sales, we consider revenue earned upon output, delivery or satisfaction of specific targets, all as specified by contractual terms. Revenues under long-term power sales arrangements are recognized on an accrual basis. In addition, we account for various transactions and activities at fair value. The majority of these represent energy trading and marketing contracts which are marked-to-market under EITF No. 98-10, "Accounting for Contracts

Involved in Energy Trading and Risk Management Activities" and derivatives which are carried at fair value in accordance with SFAS No. 133. In addition, we follow investment company accounting for our investments in oil and gas producing properties which requires that those investments be carried at fair value. For energy marketing and risk management activities, we follow either the mark-to-market method of accounting as prescribed by EITF No. 98-10 or SFAS No.
133. Under the mark-to-market method of accounting, financial instruments and contractual commitments are recorded at fair value upon contract execution. The initial recognition of value as well as subsequent changes in value affect reported earnings in the respective period. The values of those instruments that remain open at the balance sheet date represent unrealized gains or losses and are presented as energy marketing and risk management assets and liabilities in the consolidated balance sheets.

     SFAS No. 133 requires that derivative instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in OCI and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at December 31, 2001. Many of our power sales and fuel supply agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under SFAS No. 133 and are therefore exempt from fair value accounting treatment.

     The determination of fair value of energy marketing and risk management contracts as well as derivatives can be complex and relies on judgements concerning future prices and liquidity among other things. Generally speaking the longer the term of the contract and the more operational constraints involved, the more difficult it is to estimate accurate fair value. We recognize reserves as appropriate to account for uncertainties in the modeling process used to derive fair value.

     We recognize our revenue and related expense from energy marketing and risk management activities on a gross basis in accordance with EITF No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." We believe this treatment is proper given our role in the related transactions.

Income Taxes: SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences (See Note 8 to the "Notes to Consolidated Financial Statements" for additional details).

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

     We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provisions in the statement of income.

     We have recorded on our consolidated balance sheet net deferred tax assets of $657 million at December 31, 2001. These net deferred tax assets include capital loss carryforwards in the amount of $128 million related to the disposal of our Alicura and EDELNOR investments, and state operating loss carryforwards in the amount of $33 million. We believe there will be sufficient capital gains and taxable income in the future allowing us to utilize these loss carryforwards in the tax jurisdictions where they exist.

     We have also recorded deferred taxes on undistributed earnings of foreign subsidiaries if those earnings are to be repatriated to the United States. Deferred tax assets have been recorded for foreign tax credits that we expect to utilize in the future as we generate taxable income from our foreign subsidiaries. Deferred taxes have not been accrued if those earnings have been, or are intended to be, indefinitely reinvested.

Off Balance Sheet Financing: We have three material off balance sheet financing structures which utilize Special Purpose Entities ("SPEs"). Those structures include our operating lease for the PEPCO generating assets as described in Notes 11 and 12 to the "Notes to Consolidated Financial Statements" as well as two equipment procurement facilities used to fund some of our vendor progress payments for the manufacture of turbines for use in generating facilities. For a more detailed discussion of these financings, see Note 11 to the "Notes to Consolidated Financial Statements" included as part of this Form 10-K. Based on existing accounting guidance, we believe that it is appropriate to keep our obligations under these structures off of our consolidated balance sheet. However, the FASB and others have initiated discussions to re-evaluate the accounting for transactions involving SPEs. Key issues that are being addressed include equity at risk requirements as well as the identification of the sponsor or beneficiary of the SPE's activities. It is possible that any changes to the existing requirements would not grandfather SPE transactions executed prior to the effective date of the new guidance. It is therefore possible that these obligations could be required to be recorded on our balance sheet. We do not view this potential treatment as an adverse outcome as we have historically and continue to fully disclose these arrangements. The potential treatment would likely impact the pattern of expense recognition related to these obligations as we would likely change from our current straight-line recognition of rental expense to an annual recognition of the straight-line depreciation on the financed assets as well as the interest component of the financings which is weighted more heavily toward the early years of the obligations.

Goodwill, Intangibles and Other Long-lived Assets: We evaluate long-lived assets, such as property, plant and equipment, equity method investments, goodwill, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, which could trigger an impairment include, among others:

o Significant underperformance relative to historical or projected future operating results;
o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
o Significant negative industry or economic trends; and o Significant declines in stock value for a sustained period.

     The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. For equity method investments and assets identified as held for sale, the book value is compared to the estimated fair value to determine if an impairment loss is required. For equity method investments, we would record a loss when the decline in value is other than temporary.

     Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors of our businesses. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles, and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles, and other long-lived assets might be impaired.

Capitalization Policies: Our investment in Property, Plant and Equipment ("PP&E") is stated at original cost at the time of construction, purchase, or acquisition. Original costs include such things as materials, labor, interest and other appropriately allocated costs. As costs are expended for new construction, the entire amount is capitalized as PP&E on our balance sheet and is subject to depreciation upon completion of construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property, as defined in our policy, are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage are capitalized, including the replacement of major component parts and labor and overheads incurred to install the parts.

     We capitalize interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost", as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." We determine which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant.

     Other costs capitalized on our balance sheet include business development costs (external, direct and incremental costs necessary to bring a potential acquisition or construction project to completion). Business development costs are only capitalized when there is reason to believe that the costs are probable of recovery and that efforts will result in future value to the company. The appropriateness of the carrying value of these costs is evaluated each reporting period; unrecoverable amounts of capitalized costs for projects no longer probable are charged to expense currently.

     Reference is made to Note 1 to the "Notes to Consolidated Financial Statements" for additional information on other accounting policies and new accounting pronouncements.

Special Note Regarding Forward-Looking Statements

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

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates; (3) our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (4) state, federal and other rate regulations in the United States and in foreign countries in which our subsidiaries and affiliates operate; (5) changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject; (6) political, legal and economic conditions and developments in the United States and in foreign countries in which our subsidiaries and affiliates operate; (7) financial market conditions and the results of our financing efforts; (8) changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates; (9) weather and other natural phenomena; (10) performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities; (11) developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;
(12) the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war; (13) the direct or indirect effects on our business resulting from the financial difficulties of Enron, or other competitors of Mirant, including, but not limited to, their effects on liquidity in the trading and power industry, and its effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past; (14) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us; and (15) other factors discussed in this Form 10-K and in other reports filed from time to time with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

Additional Factors that Could Affect Future Performance

     In addition to the discussion of certain risks in Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to Mirant's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

    Changes in commodity prices may impact financial results, either favorably or unfavorably.

     Mirant's generation and distribution businesses are subject to changes in power prices and fuel costs which may impact their financial results and financial position by increasing the cost of producing power and decreasing the amounts they receive from the sale of power. In addition, actual power prices and fuel costs may differ from those assumed in Mirant's financial models.

     Many factors influence the level of commodity prices, including weather, illiquid markets, transmission or transportation inefficiencies, availability of competitively priced alternative energy sources, demand for energy commodities, natural gas, crude oil and coal production, natural disasters, wars, embargoes and other catastrophic events, and federal, state and foreign energy and environmental regulation and legislation.

     Additionally, Mirant may, at times, have an open position in the market, within established guidelines, resulting from the management of its portfolio. To the extent open positions exist, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. Furthermore, the risk management procedures Mirant has in place may not always be followed or may not always work as planned. As a result of these and other factors, Mirant cannot predict with precision the impact that its risk management decisions may have on its businesses, operating results or financial position. Although Mirant devotes a considerable amount of management efforts to these issues, their outcome is uncertain.

    Mirant's profitability may decline if its hedging strategies do not work as planned or if it is not able to execute its hedging strategy.

     To lower Mirant's financial exposure related to commodity price fluctuations, Mirant's energy marketing and risk management operations routinely enter into contracts to hedge purchase and sale commitments, weather conditions, fuel requirements and inventories of natural gas, coal, electricity, crude oil and other commodities. As part of this strategy, Mirant routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, Mirant does not expect to cover the entire exposure from market price volatility of its assets and the coverage will vary over time. In addition, as a result of marketplace illiquidity and other factors, Mirant's energy marketing and risk management operations may, at times, be unable to fully hedge our portfolios for market risks. Failure to hedge against changes in commodity prices may cause Mirant's profitability to decline.

    Mirant's projects located outside of the United States expose it to risks related to laws of other countries, taxes, economic conditions, fluctuations in currency rates, labor supply and relations, political conditions and policies of foreign governments. These risks may delay or reduce Mirant's realization of value from its international projects.

     Mirant has substantial operations outside the United States. In 2001, Mirant derived approximately 47.6% of its net income from foreign operations. The acquisition, financing, development and operation of projects outside the United States entail significant political and financial risks, which vary by country, including:

o    changes in laws or regulations,
o changes in foreign tax laws and regulations, including unexpected tax liabilities,
o changes in United States laws, including tax laws, related to foreign operations,
o    compliance with United States foreign corrupt practices laws,
o    changes in government policies or personnel,
o    changes in general economic conditions affecting each country,
o difficulty in converting earnings to United States dollars or moving funds out of the country in which the funds were earned,
o    fluctuations in currency exchange rates,
o    changes in labor relations in operations outside the United States,
o    political instability and civil unrest, and
o    expropriation and confiscation of assets and facilities.

     Despite contractual protections Mirant has against many of these risks for its operations in the Philippines, China and some other countries in which Mirant operates or may invest in the future, Mirant's actual results may be affected by the occurrence of any of these events.

     Risk from fluctuations in currency exchange rates can arise when Mirant's foreign subsidiaries borrow funds in one type of currency but receive revenue in another. In such cases, an adverse change in exchange rates can reduce Mirant's ability to meet debt service obligations. Foreign currency risk can also arise when the revenues received by Mirant's foreign subsidiaries are not in United States dollars. In such cases, a strengthening of the United States dollar could reduce the amount of cash and income it receives from these foreign subsidiaries.

     While Mirant believes it has hedges and contracts in place to mitigate its most significant foreign currency exchange risks, it has some exposure that is not hedged. For example, while Mirant uses long-term cross-currency agreements to hedge a significant portion of its net investment in WPD, it has a portion that is not hedged. Mirant also has currency risks with its investment in CEMIG in Brazil. Mirant believes that these risks are material but it has decided not to hedge them due to the high cost and the uncertain effectiveness of implementing such a hedge.

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

     Mirant's international projects may also be subject to risks of being delayed, suspended or terminated by the applicable foreign governments or may be subject to risks of contract invalidation by commercial or governmental entities. For example, the Philippines electricity reform laws and implementing regulations are intended to break-up and privatize most of the Philippines NPC, Mirant's main customer. Mirant does not believe that these regulations will have a material adverse effect on its operations in the Philippines, but it cannot provide assurance that this will be the case.

    Some of Mirant's facilities depend on only one or a few customers or suppliers. These parties, as well as other parties with whom Mirant has contracts, may fail to perform their obligations, or may terminate their existing agreements, which may result in a default on project debt or loss in revenues and may require Mirant to institute legal proceedings to enforce its agreements.

     Several of Mirant's power production facilities rely on a single customer or a few customers to purchase most or all of the facility's output or on a single supplier or a few suppliers to provide fuel, water and other services required for the operation of the facility. Mirant's sale and procurement agreements for these facilities may also provide support for any project debt used to finance the related facilities. The financial performance of these facilities is dependent on the continued performance by customers and suppliers of their obligations under their long-term agreements.

     In addition, Mirant's energy marketing and risk management operations are exposed to the risk that counterparties which owe it money or energy as a result of market transactions will not perform their obligations. Mirant is currently owed significant past due revenues from the PX and CAISO as a result of the failure of Pacific Gas and Electric and SCE to perform their obligations to the PX and CAISO. Mirant has had to take legal action against some counterparties in the past because of their failure to perform, and one counterparty filed for bankruptcy protection as a result.

     Finally, revenue under some of our power sales agreements may be reduced significantly upon their expiration or termination. Much of the electricity we generate from our existing portfolio is sold under long-term power sales agreements that expire at various times. When the terms of each of these power sales agreements expire, it is possible that the price paid to us for the generation of electricity may be reduced significantly, which would substantially reduce our revenue under such agreements.

     Failures of companies within our sector could have a materially adverse effect on us.

     The failure of companies within our sector could have a materially negative effect on our business. Adverse effects could include increased negative sentiment and reactions from our customers, investors, lenders or credit rating agencies, increased requirements for collateral in the transaction of our businesses, increased pressure on our liquidity and reduced or no access to additional capital. These reactions, and others, could impair our ability to achieve our business plan.

     Our credit ratings have been reduced by Moody's; this and any other reductions in ratings could materially adversely affect our financial condition.

     On December 19, 2001, Moody's lowered its rating on our senior unsecured debt from Baa2 (investment grade) to Ba1 (non-investment grade). Moody's also lowered its rating on the following of our subsidiaries or subsidiary issues:
Mirant Americas Energy Marketing, Mirant Trust I and Mirant Americas Generation. S&P has assigned a rating to our senior unsecured debt of "BBB+", and Fitch has assigned a rating to our senior unsecured debt of "BBB" with a negative watch.

While the foregoing indicates the ratings from the various rating agencies, we note that these ratings are not a recommendation to buy, sell or hold our securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. The downgrade by Moody's increased requirements for collateral in the transaction of our businesses, increased pressure on our liquidity and reduced our ability to raise capital. A reduction of our credit rating by the other credit rating agencies could have a material adverse effect on our financial condition. Adverse effects of further ratings reductions could include increased negative sentiment and reactions from our customers, investors, lenders or other credit rating agencies, increased requirements for collateral in the transaction of our businesses, increased pressure on our liquidity and reduced or no access to additional capital. These reactions, and others, could impair our ability to achieve our business plan.

     Due to current market conditions and our current subinvestment grade rating by Moody's, we may be unable to obtain the financing we need to pursue our business plan, and any future financing or refinancing received may be less favorable than our current arrangements.

     Each of our projects under development and those projects and businesses we may seek to acquire or construct will require capital investment. In addition, we have existing indebtedness that will need to be refinanced as it comes due. Our attempts to consummate future financing transactions may not be successful or may require us to agree to more restrictive covenants and default provisions, increased financing costs and lower leverage.

     We have generally been able to arrange for a majority of the financing of each project or business on a basis that is substantially non-recourse to us. We may attempt to continue this practice where and when we determine it to be in our best interest, but we cannot provide assurance that market conditions and other factors will permit future project and acquisition financings on terms similar to those our subsidiaries have previously received. If we are not able to obtain additional debt on acceptable terms, it could have a material adverse effect on our business plan and may require us to issue additional equity. Any future equity financings could be dilutive to existing holders of our common stock and could have a material adverse effect on the market price of our common stock.

     Our activities are restricted by substantial indebtedness. This indebtedness may be accelerated if we are unable to service it. Acceleration of some of our debt may cause other lenders to accelerate other debt obligations.

     We have incurred substantial indebtedness on a consolidated basis to finance our business. As of December 31, 2001, our total consolidated indebtedness was $8.48 billion (approximately, $2.55 billion of which was recourse to Mirant Corporation), our total consolidated assets were $22.75 billion and our stockholders' equity was $5.50 billion. Our ability to meet our debt service obligations and to repay our outstanding indebtedness will depend primarily upon cash flow produced by our business. Our level of indebtedness has important consequences, including:

o limiting our ability to refinance existing indebtedness as it comes due and to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes,
o limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt,
o increasing our vulnerability to general adverse economic and industry conditions, and
o limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation.

     In addition, some of our existing debt agreements contain restrictive covenants which, among other things, can limit or prohibit our ability of to:

o    incur indebtedness,
o    make prepayments of indebtedness in whole or in part,
o    pay dividends,
o    make investments,
o    engage in transactions with affiliates,
o    create liens,
o    sell assets, and
o    acquire facilities or other businesses.

     If Mirant or a subsidiary is unable to comply with the terms of its debt agreements, the relevant debt holders may accelerate the maturity of the obligations of such borrower. Although a default or acceleration of debt at the subsidiary level would not trigger a cross-default under Mirant Corporation's credit arrangements, a default or acceleration of debt of Mirant or a subsidiary could cause cross-defaults or cross-accelerations under the obligations of such borrower and, in certain instances, the obligations of other Mirant subsidiaries. In such event, and because of our substantial indebtedness, Mirant may be unable to refinance such indebtedness and the respective borrower may be unable to repay such debt.

     Our costs of compliance with environmental laws are significant and the cost of compliance with new environmental laws could adversely affect our profitability.

     Our operations are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection. To comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment and emission fees. We may be exposed to compliance risks from new projects, as well as from plants we have acquired.

     Our failure to comply with environmental laws may result in the assessment of penalties and fines against us by regulatory authorities. With the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by us subject to environmental regulation, we expect our environmental expenditures to be substantial in the future. As is true in many countries of the world, the governments of the United States, China, the Philippines, various European nations and Trinidad and Tobago have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management. For example, the United States EPA has promulgated more stringent air quality standards for particulate matter emitted from power plants. The scope and extent of new environmental regulations, including their effect on our operations, is unclear.

     Unless our contracts with customers expressly permit us to pass through increased costs attributable to new statutes, rules and regulations, we may not be able to recover capital costs of complying with new environmental regulations, which may adversely affect our profitability. Most of our contracts with customers do not permit us to recover capital costs incurred to comply with new environmental regulations.

     Our business in the United States is subject to complex government regulations and changes in these regulations or in their implementation may affect the costs of operating our facilities or our ability to operate our facilities, which may negatively impact our results of operations.

     The majority of our generation operations in the United States are exempt wholesale generators that sell electricity exclusively into the wholesale market. Generally, our exempt wholesale generators are subject to regulation by the FERC regarding rate matters and state public utility commissions regarding non-rate matters. The majority of our generation from exempt wholesale generators is sold at market prices under market rate authority exercised by the FERC, although the FERC has the authority to impose "cost of service" rate regulation or other market power mitigation measures if it determines that market pricing is not in the public interest. A loss of our market-based rate authority would prohibit electricity sales at market rates and would require all sales to be cost-based. A loss of our market-based rate authority could severely impair our execution of our business plan and could have a materially negative impact on our business.

     To conduct our business, we must obtain licenses, permits and approvals for our plants. We cannot provide assurance that we will be able to obtain and comply with all necessary licenses, permits and approvals for our plants. If we cannot comply with all applicable regulations, our business, results of operations and financial condition could be adversely affected.

     The United States Congress is considering legislation that would repeal PURPA entirely, or at least eliminate the future obligation of utilities to purchase power from qualifying facilities, and also repeal PUHCA. In the event of a PUHCA repeal, competition from independent power generators and from utilities with generation, transmission and distribution would likely increase.

     Repeal of PURPA or PUHCA may or may not be part of comprehensive legislation to restructure the electric utility industry, allow retail competition and deregulate most electric rates. We cannot predict the effect of this type of legislation, although we anticipate that any legislation would result in increased competition. If we were unable to compete in an increasingly competitive environment, our business and results of operation may suffer.

      We cannot predict whether the federal government, state legislatures or foreign governments will adopt legislation relating to the deregulation of the energy industry. We cannot provide assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on our business, results of operations or financial condition.

      Our facilities may not operate as planned, which may lead to poor financial performance and the acceleration of the affected project debt.

     Our operation of power plants involves many risks, including the breakdown or failure of generation equipment or other equipment or processes, labor disputes, fuel interruption and operating performance below expected levels. In addition, weather related incidents and other natural disasters can disrupt both generation and transmission delivery systems. Operation of our power plants below expected capacity levels may result in lost revenues or increased expenses, including higher maintenance costs and penalties. In addition, we may not be able to repay the project debt for an under-performing facility, which could trigger default provisions in a project subsidiary's or project affiliate's financing agreements and might allow the affected lenders to accelerate that debt.

      Our operations depend substantially on the performance of our subsidiaries and affiliates, some of which we do not control and some of which are subject to restrictions and taxation on dividends and distributions. Almost all of our operations are conducted through our subsidiaries and affiliates. As a result, we depend almost entirely upon their earnings and cash flow.

     Six of our major affiliates, listed below, are not subject to our control of management and policies to the same extent as our consolidated subsidiaries:

o    Birchwood,   which  owns  the  Birchwood  power  plant  in  Fredericksburg,
     Virginia,
o    WPD which distributes power in southwest England and South Wales,
o    Shajiao C, which owns the Shajiao C plant in China,
o    CEMIG in Brazil,

o    PowerGen of Trinidad and Tobago, and
o    SIPD in China.

     However, we do exercise significant influence over the operations of these affiliates, and we account for these investments using the equity method of accounting. These affiliates contributed approximately 43.6% of our income from continuing operations in 2001.

     The debt agreements of some of our subsidiaries and affiliates restrict their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the payment of other obligations, including operating expenses, debt service and reserves. Further, if we elect to receive distributions of earnings from our foreign operations, we may incur United States taxes, net of any available foreign tax credits, on such amounts. Dividend payments from our international projects to us are, in some countries, also subject to withholding taxes.

     Our business development activities may not be successful and, as such, projects may be cancelled or otherwise may not commence operation as scheduled despite the expenditure of significant amounts of capital.

     Our business involves numerous risks relating to the acquisition, development and construction of large power plants. Our success in developing a particular project may be contingent upon, among other things, negotiation of satisfactory engineering, construction, fuel supply and power sales contracts, receipt of required governmental permits and timely implementation and satisfactory completion of construction. We may be unsuccessful in accomplishing any of these matters or in doing so on a timely basis. Although we may attempt to minimize the financial risks in the development of a project by securing a favorable power sales agreement, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction, the development of a power project may require us to expend significant sums for preliminary engineering, permitting, legal, equipment fabrication and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed.

     Currently, we have power plants under development or construction and we intend to pursue the expansion of existing plants and the development of other new plants. Our completion of these facilities without delays or cost overruns is subject to substantial risks, including changes in market prices; shortages and inconsistent qualities of equipment, material and labor; work stoppages; permitting and other regulatory matters; adverse weather conditions; unforeseen engineering problems; environmental and geological conditions; unanticipated cost increases; and our attention to other projects, any of which could give rise to delays, cost overruns or the termination of the plant expansion, construction or development.

     If we were unable to complete the development of a facility, we would generally not be able to recover our investment in the project. The process for obtaining initial environmental, siting and other governmental permits and approvals is complicated, expensive and lengthy, often taking more than one year, and is subject to significant uncertainties. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues and may, in turn, adversely affect our results of operations. The failure to complete construction according to specifications can result in liabilities, reduced plant efficiency, higher operating costs and reduced earnings.

    Mirant is currently under audit by the IRS for the tax years 1996-1999.

     The IRS has completed its audit of Mirant for all tax years through 1995. For years subsequent to 1995, the IRS may raise issues that may have a material effect on Mirant's cash flows and net income. However, Mirant believes that it has substantial authority for the positions it has taken.

     Our historical financial results from when we were a subsidiary of Southern may not be representative of our results as a separate company.

     The historical financial information included in this Form 10-K does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Our costs and expenses reflect charges from Southern for centralized corporate services and infrastructure costs, including engineering, legal, accounting, information technology, investor relations and stockholder services, insurance and risk management, tax, environmental, human resources and payroll and external affairs, including marketing and public relations.

     These allocations have been determined based on regulatory limitations and other bases that we and Southern considered to be reasonable reflections of the utilization of services provided to us for the benefits received by it. This historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We experienced significant changes in our cost structure, funding and operations as a result of our separation from Southern, including increased marketing expenses related to building a company brand identity separate from Southern and increased costs associated with being a publicly traded, stand-alone company.

     Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and future war or risk of war may adversely impact our results of operations, our ability to raise capital or our future growth.

     The impact that the terrorist attacks of September 11, 2001 may have on our industry in general, and on us in particular, is not known at this time. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may impact our operations in unpredictable ways, including changes in insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy. The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to the terrorist attacks have made it difficult for us to obtain certain types of insurance coverage. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11, 2001. There can be no assurance that insurance will be available to us without significant additional costs. A lower level of economic activity could also result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

    Capital market conditions may adversely affect growth prospects.

     Current conditions in the capital markets have resulted in the need for additional liquidity. Continuation of these conditions could adversely affect our results of operations and growth prospects. To respond to these conditions, we have taken steps, including issuing an additional 60,000,000 shares of our common stock to raise additional equity of $759 million, reducing our planned capital expenditures by deferring or canceling certain construction and acquisition projects through 2003, reducing corporate overhead expenses and undertaking the sale of generation assets. There can be no assurance that conditions in the energy equity markets will not continue to adversely affect our ability to efficiently conduct our marketing operations and affect our results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at Mirant's Annual Meeting of Shareholders to be held on April 25, 2002 is set forth in Mirant's Proxy Statement and is incorporated herein by reference.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement schedules and Reports on Form 8-K

(a) (1) and (2) Statements and Financial Statement schedules. See "Index to Financial Statements" set forth on page F-1.

(a) (3)  Exhibit Index

Exhibit No.        Exhibit Name
-----------        -----------------------------------------------------------------------------------------------------------------
1.1*               Underwriting Agreement dated December 20, 2001, by and between the Registrant and Credit
                   Suisse First Boston Corporation.
3.1*               Restated Certificate of Incorporation (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 3.1)
3.2*               Bylaws of the Company (Designated on Form S-1in Registration No. 333-35390 as Exhibit
                   3.2)
4.1*               Specimen Stock Certificate (Designated on Form S-1 in Registration No. 333-35390 as
                   Exhibit 4.1)
4.2*               Certificate of Trust (Designated on Form S-1 in Registration No. 333-41680 as Exhibit
                   4.2)
4.3*               Trust Agreement (Designated on Form S-1 in Registration No. 333-41680 as Exhibit 4.3)
4.4*               Certificate of Designation of Series A Preferred Stock (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 4.11)
4.5*               Certificate of Designation of Series B Preferred Stock (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 4.12)


4.6*               Rights Agreement between Southern Energy, Inc. (now Mirant Corporation) and
                   ChaseMellon Shareholder Services, L.L.C. (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 4.13)
10.1*              Form of Master Separation and Distribution Agreement (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.1)
10.2*              Form of Transitional Services Agreement (Designated on Form S-1in Registration No.
                   333-35390 as Exhibit 10.2)
10.3*              Form of Indemnification and Insurance Matters Agreement (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.3)
10.4*              Form of Technology and Intellectual Property Ownership and Licenses Agreement
                   (Designated on Form S-1 in Registration No. 333-35390)
10.5*              Form of Confidential Disclosure Agreement (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 10.5)
10.6*              Form of Employee Matters Agreement (Designated on Form S-1 in Registration No. 333-35390
                   as Exhibit 10.6)
10.7*              Form of Amendment Number One to the Employee Matters Agreement(Designated on Form 10-K filed on
                   March 21 , 2001 as Exhibit 10.7)
10.8*              Form of Tax Indemnification Agreement (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 10.7)
10.9*              Form of Registration Rights Agreement (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 10.8)
10.10              Form of Mirant Corporation Employee Stock Purchase Plan
10.11*             Deferred Compensation Agreement with S. Marce Fuller (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.11)
10.12*             Deferred Compensation Agreement with Raymond D. Hill (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.12)
10.13*             Deferred Compensation Agreement with Richard J. Pershing (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.13)
10.14*             Amended and Restated Employment Retention Agreement with Frederick D. Kuester
                   (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.14)
10.16*             Formation Agreement by and between SEI Holdings, Inc. and Vastar Resources, Inc. dated
                   August 8, 1997 (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.17)
10.17*             Energy Conversion Agreement for a Coal Fired Thermal Power Station at Sual Pangasinan,
                   Philippines between National Power Corporation and CEPA Pangasinan Electric Limited
                   dated May 20, 1994 (Designated on Form S-1 in Registration No. 333-35390 as Exhibit
                   10.18)
10.18*             Build, Operate and Transfer Project Agreement for a Gas
                   Turbine Power Station in Navotas, Manila between National
                   Power Corporation and Hopewell Project Management Company
                   Limited dated 16th November, 1988 (Designated on Form S-1 in
                   Registration No. 333-35390 as Exhibit 10.19)
10.19*             Navotas II, Build, Operate and Transfer Project Agreement for a Gas Turbine Power
                   Station in Navotas, Manila between National Power Corporation and Hopewell Energy
                   International Limited, dated 29 June, 1992 (Designated on Form S-1 in Registration No.
                   333-35390 as Exhibit 10.20)
10.20*             Energy Conversion Agreement for a Coal Fired Thermal Power
                   Station at Barangay Ibabang Pulo, Pagbilao, Quezon,
                   Philippines between National Power Corporation and Hopewell
                   Energy International Limited, dated 9th November, 1991
                   (Designated on Form S-1 in Registration No. 333-35390 as
                   Exhibit 10.21)
10.21*             Amendment Agreement,  dated the 30th day of March 1993, to an Energy Conversion Agreement
                   between Hopewell Energy  International  Limited,  National Power Corporation and Hopewell
                   Power   (Philippines)   Corp.  dated  9th  November  1991  (Designated  on  Form  S-1  in
                   Registration No. 333-35390 as Exhibit 10.22)


10.22*             Asset  Purchase  and Sale  Agreement  for  Generating  Plants and  Related  Assets by and
                   between Potomac  Electric Power Company and Southern  Energy,  Inc.,  dated June 7, 2000, and exhibit  thereto  (Designated on Form S-1 in  Registration  No.  333-35390 as Exhibit
                   10.23)
10.23              Form of Mirant Services Employee Savings Plan
10.24              Form of Mirant Services Bargaining Unit Employee Savings Plan
10.25*             Amendment  to Change in Control  Agreement  with S. Marce Fuller  (Designated  as Exhibit
                   10.25 on Form 8-K filed November 29, 2001).
10.26*             Amendment  to Change in Control  Agreement  with Raymond D. Hill  (Designated  as Exhibit
                   10.26 on Form 8-K filed November 29, 2001).
10.27*             Amendment to Change in Control  Agreement with Richard J Pershing  (Designated as Exhibit
                   10.27 on Form 8-K filed November 29, 2001).
10.28*             Change in Control  Agreements with Douglas L. Miller (Designated as Exhibit 10.28 on Form
                   8-K filed November 29, 2001).
10.29              Form of Amended and Restated Mirant Corporation Omnibus Incentive Compensation Plan
10.31              Form of Amended and Restated Mirant Services Supplemtal Executive Retirement Plan
10.32              Form of Mirant Corporation Change in Control Benefit Plan Determination Policy
10.33*             Change in Control  Agreement  with Vance N. Booker  (Designated  as Exhibit 10.33 on Form
                   8-K filed November 29, 2001).
10.34*             Change in Control  Agreement  with James Ward  (Designated  as Exhibit  10.34 on Form 8-K filed November 29, 2001).
10.35*             Amended and Restated  Change in Control  Agreement with Frederick D. Kuester  (Designated as Exhibit 10.35 on Form 8-K filed November 29, 2001).
10.39*             Bewag Share  Purchase  Agreement  (Designated as Exhibit 10.39 on Form 8-K filed December
                   21, 2001)
10.40              Employment Retention Agreement with Roy P. McAllister
10.41              Change in Control Agreement with Roy P. McAllister
10.42              Change in Control Agreement with S. Marce Fuller
10.43              Change in Control Agreement with Raymond Hill
10.44              Change in Control Agreement with Richard J. Pershing
10.45              Amendment to Change in Control Agreement with Douglas L. Miller
10.46              Amendment to Change in Control Agreement with James A. Ward
10.47              Amendment to Change in Control Agreement with Vance N. Booker
10.48              Form of First Amendment to the Mirant Services Bargaining Unit Employee Savings Plan
10.49              Form of Second Amendment to the Mirant Services Bargaining Unit Employee Savings Plan
10.50              Form of Third Amendment to the Mirant Services Bargaining Unit Employee Savings Plan
10.51              First Amendment to the Mirant Services Employee Savings Plan
10.52              Form of Second Amendment to the Mirant Services Employee Savings Plan
10.53              Form of Third Amendment to the Mirant Services Employee Savings Plan
10.54              Form of Fourth Amendment to the Mirant Services Employee Savings Plan
10.55              Form of Amended and Restated Mirant Corporation Deferred Compensation Plan for Directors
                   and Select Employees
10.56              First  Amendment to Mirant  Corporation  Deferred  Compensation  Plan for  Directors  and
                   Select Employees
10.57              Form of Mirant Services Supplemental Benefit Plan
10.58              First Amendment to the Mirant Services Supplement Benefit Plan
10.59              Form of Mirant Services Supplemental Compensation Plan
10.60              First Amendment to the Mirant Services Supplemental Compensation Plan
10.61              Form of First Amendment to the Amended and Restated Mirant Services Supplemental Executive Retirement Plan
10.62              Form of Second Amendment to the Amended and Restated Mirant Services Supplemental Executive Retirement Plan
10.63              Employment Agreement with Douglas L Miller
21.1               Subsidiaries of Registrant
23.1               Consent of Arthur Andersen LLP
24.1               Power of Attorney

* Asterisk indicates exhibits incorporated by reference.

(b)      Reports on Form 8-K

     During the quarter ended December 31, 2001, we filed a Current Report on Form 8-K dated October 3, 2001. Item 5 was reported and no financial statements were filed.

     During the quarter ended December 31, 2001, we filed a Current Report on Form 8-K dated October 29, 2001. Items 5 and 7 were reported and financial statements were filed.

     During the quarter ended December 31, 2001, we filed a Current Report on Form 8-K dated December 5, 2001. Item 9 was reported and no financial statements were filed.

     During the quarter ended December 31, 2001, we filed a Current Report on Form 8-K dated December 21, 2001. Item 5 was reported and no financial statements were filed.

                          INDEX TO FINANCIAL STATEMENTS

                       MIRANT CORPORATION AND SUBSIDIARIES


                                                                           Page
Report of Independent Public Accountants..................................  F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000..............  F-3
Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999........................................  F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999............................  F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999........................................  F-7
Notes to Consolidated Financial Statements................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Mirant Corporation:

     We have audited the accompanying consolidated balance sheets of MIRANT CORPORATION (a Delaware corporation) AND SUBSIDIARIES (formerly Southern Energy, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirant Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the financial statements, effective January 1, 2001, Mirant Corporation and subsidiaries changed their method of accounting for derivative and hedging instruments.



/s/ Arthur Andersen LLP

Atlanta, Georgia
February 22, 2002

                                             MIRANT CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                  December 31, 2001 and 2000
                                                         (In Millions)

ASSETS:                                                                                      2001                  2000
                                                                                      ------------------  ---------------------
Current Assets:
Cash and cash equivalents                                                                $    836               $  1,049
Receivables:
Customer accounts, less provision for uncollectibles
of $159 and $72 for 2001 and 2000, respectively                                             2,136                  3,399
Other, less provision for uncollectibles
of $32 and $22 for 2001 and 2000, respectively                                                858                    629
Notes receivable                                                                               24                    219
Energy marketing and risk management assets (Note 9)                                        1,458                  2,678
Derivative hedging instruments (Notes 1, 3 and 9)                                             348                      -
Deferred income taxes                                                                         364                    275
Inventories                                                                                   362                    293
Other                                                                                         381                    309
                                                                                       ------------------  ---------------------
   Total current assets                                                                     6,767                  8,851
                                                                                       ------------------  ---------------------

Property, Plant and Equipment:
Property, plant and equipment                                                               4,522                  3,648
Less accumulated provision for depreciation and depletion                                    (355)                  (228)
                                                                                       ------------------  ---------------------
                                                                                            4,167                  3,420
Leasehold interests, net of accumulated amortization
  of $297 and $216 for 2001 and 2000, respectively                                          1,751                  1,843
Construction work in progress                                                               1,929                    418
                                                                                       ------------------  ---------------------
   Total property, plant and equipment, net                                                 7,847                  5,681
                                                                                       ------------------  ---------------------

Noncurrent Assets:
Investments (Note 12)                                                                       2,244                  1,797
Notes and other receivables, less provision for uncollectibles
  of $116 and $49 for 2001 and 2000, respectively                                             287                    359
Notes receivable from related parties (Note 7)                                                  -                    979
Energy marketing and risk management assets (Note 9)                                          709                  1,230
Goodwill, net of accumulated amortization
  of $277 and $184 for 2001 and 2000, respectively                                          3,245                  3,292
Other intangible assets, net of accumulated amortization
  of $63 and $34 for 2001 and 2000, respectively                                              869                    738
Investment in leveraged leases                                                                  -                    596
Derivative hedging instruments (Notes 1, 3 and 9)                                             136                      -
Deferred income taxes                                                                         402                    334
Other                                                                                         248                    279
                                                                                      ------------------  ---------------------
   Total noncurrent assets                                                                  8,140                  9,604
                                                                                      ------------------  ---------------------
   Total assets                                                                          $ 22,754               $ 24,136
                                                                                      ==================  =====================








The accompanying notes are an integral part of these consolidated balance sheets.


                                             MIRANT CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                 December 31, 2001 and 2000
                                             (In Millions, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY:                                                             2001                  2000
                                                                                            ------------------  --------------------
Current Liabilities:
Short-term debt (Note 7)                                                                        $    55               $  1,289
Current portion of long-term debt:
  Sual and Pagbilao project loans (Note 7)                                                        1,201                    165
  Mirant Asia-Pacific (Notes 7 and 18)                                                              792                      -
  Mirant Holdings Beteiligungsgesellschaft (Notes 7 and 18)                                         566                      -
  Other (Note 7)                                                                                     45                     36
Accounts payable and accrued liabilities                                                          2,724                  4,240
Taxes accrued                                                                                       161                    216
Energy marketing and risk management liabilities (Note 9)                                         1,409                  2,899
Obligations under energy delivery and purchase commitments  (Note 11)                               635                    790
Derivative hedging instruments (Notes 1, 3 and 9)                                                   327                      -
Other (Note 9)                                                                                      151                    140
                                                                                            ------------------  --------------------
   Total current liabilities                                                                      8,066                  9,775
                                                                                            ------------------  --------------------

Noncurrent Liabilities:
Subsidiary obligated mandatorily redeemable preferred securities                                      -                    950
Notes payable (Note 7)                                                                            3,751                  5,206
Other long-term debt (Note 7)                                                                     2,073                    390
Energy marketing and risk management liabilities (Note 9)                                           624                    906
Deferred income taxes (Note 8)                                                                      109                     53
Obligations under energy delivery and purchase commitments (Note 11)                              1,376                  1,514
Derivative hedging instruments (Notes 1, 3 and 9)                                                    88                      -
Other (Note 9)                                                                                      542                    307
                                                                                            ------------------  --------------------
   Total noncurrent liabilities                                                                   8,563                  9,326
                                                                                            ------------------  --------------------

Preferred Stock held by Southern Company                                                              -                    242
Minority Interest in Subsidiary Companies                                                           282                    312
Company Obligated Mandatorily Redeemable Securities of a
  Subsidiary Holding Solely Parent Company Debentures                                               345                    345

Commitments and Contingent Matters (Notes 11 and 18)

Stockholders' Equity:
Common stock, $.01 par value, per share                                                               4                      3
Authorized -- 2,000,000,000 shares
Issued   -- 2001:  400,880,937 shares;
         -- 2000:  338,701,000 shares
Treasury   -- 2001:  100,000 shares
Additional paid-in capital                                                                        4,886                  4,084
Retained earnings                                                                                   729                    166
Accumulated other comprehensive loss                                                               (119)                  (117)
Treasury stock, at cost                                                                              (2)                     -
                                                                                            ------------------  --------------------
   Total stockholders' equity                                                                     5,498                  4,136
                                                                                            ------------------  --------------------

   Total liabilities and stockholders' equity                                                   $22,754               $ 24,136
                                                                                            ==================  ====================






The accompanying notes are an integral part of these consolidated balance sheets.

                                      MIRANT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                             For the Years Ended December 31, 2001, 2000 and 1999
                                      (In Millions, Except Per Share Data)



                                                               2001          2000         1999
                                                           ------------- ------------- ------------
Operating Revenues                                           $ 31,502       $13,315      $ 2,265
                                                           ------------- ------------- ------------

Operating Expenses:
Cost of fuel, electricity and other products                   28,434        11,437          934
Maintenance                                                       141           136          116
Depreciation and amortization                                     396           317          270
Selling, general and administrative                               974           512          248
Impairment loss (Note 2)                                           85            18           60
Other                                                             453           231          193
                                                           ------------- ------------- ------------
   Total operating expenses                                    30,483        12,651        1,821
                                                           ------------- ------------- ------------
Operating Income                                                1,019           664          444
                                                           ------------- ------------- ------------
Other Income (Expense), net:
Interest income                                                   129           187          172
Interest expense                                                 (560)         (615)        (501)
Gain on sales of assets, net (Note 12)                              4            20          313
Equity in income of affiliates (Notes 1 and 13)                   245           196          110
Receivables recovery (Note 1)                                      10             -           64
Other, net                                                         38            50           72
                                                           ------------- ------------- ------------
   Total other (expense) income, net                             (134)         (162)         230
                                                           ------------- ------------- ------------
Income From Continuing Operations Before
  Income Taxes and Minority Interest                              885           502          674
Provision for Income Taxes                                        260            86          129
Minority Interest                                                  62            84          183
                                                           ------------- ------------- ------------
Income From Continuing Operations                                 563           332          362
                                                           ------------- ------------- ------------
Income from Discontinued Operations, net
  of tax benefit of $3, $20 and $15
  in 2001, 2000 and 1999, respectively                              5            27           10
                                                           ------------- ------------- ------------
Net Income                                                      $ 568       $   359      $   372
                                                           ============= ============= ============

Earnings Per Share:
Basic:
  From continuing operations                                   $ 1.65       $  1.15      $  1.33
  From discontinued operations                                   0.01          0.09         0.04
                                                           ------------- ------------- ------------
Net income                                                     $ 1.66       $  1.24      $  1.37
                                                           ============= ============= ============
Diluted:
  From continuing operations                                   $ 1.62       $  1.15      $  1.33
  From discontinued operations                                   0.01          0.09         0.04
                                                           ------------- ------------- ------------
  Net income                                                   $ 1.63       $  1.24      $  1.37
                                                           ============= ============= ============


The accompanying notes are an integral part of these consolidated statements.

                                             MIRANT CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     For the Years Ended December 31, 2001, 2000 and 1999
                                                        (In Millions)

                                                                                   Accumulated
                                                     Additional                       Other
                                         Common       Paid-In       Retained      Comprehensive      Treasury      Comprehensive
                                         Stock        Capital       Earnings      Income (Loss)       Stock         Income (Loss)
                                       ------------ ------------- ------------- ----------------- --------------- ------------------
Balance, December 31, 1998                 $ 3        $ 2,624       $   -           $   15           $  -             $   372
   Net income                                -              -         372                -              -
   Cumulative translation adjustment,
      net of tax                             -              -           -             (107)             -                (107)
                                                                                                                  -----------------
   Comprehensive income                                                                                               $   265
                                                                                                                  =================
   Dividends                                 -              -        (165)               -              -
   Capital contributions                     -            360           -                -              -
                                       ------------ ------------- ------------- ----------------- ---------------
Balance, December 31, 1999                   3          2,984         207              (92)             -
   Net income                                -              -         359                -              -             $   359
   Cumulative translation adjustment,
      net of tax                             -              -           -              (25)             -                 (25)
                                                                                                                  -----------------
   Comprehensive income                                                                                               $   334
                                                                                                                  =================
   Dividends and return of capital           -           (345)       (400)               -              -
   Capital contributions                     -             65           -                -              -
   Common stock offering                     -          1,380           -                -              -
                                       ------------ ------------- ------------- ----------------- ---------------
Balance, December 31, 2000                   3          4,084         166             (117)             -
   Net income                                -              -         568                -              -             $   568
   Other comprehensive loss (Note 3)         -              -           -               (2)             -                  (2)
                                                                                                                  -----------------
   Comprehensive income                                                                                               $   566
                                                                                                                  =================
   Dividends and return of capital           -              -          (5)               -              -
   Issuance of common stock                  1            802           -                -              -
   Common stock repurchased, at cost         -              -           -                -             (2)
                                       ------------ ------------- ------------- ----------------- ----------------
Balance, December 31, 2001                 $ 4        $ 4,886       $ 729           $ (119)          $ (2)
                                       ============ ============= ============= ================= ===============






The accompanying notes are an integral part of these consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999
                                  (In Millions)

                                                             2001         2000        1999
                                                          ------------ --------- -------------
Cash Flows from Operating Activities:
Net income                                                  $   568      $   359    $   372
                                                          ------------ --------- -------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in income of affiliates                               (243)        (174)       (95)
  Dividends received from equity investments                    196           53         58
  Depreciation and amortization                                 427          333        286
  Obligations under energy delivery and purchase commitments   (338)         (33)         -
  Impairment loss (Note 2)                                       85           18         60
  Energy marketing and risk management activities, net          (54)         (46)         -
  Deferred income taxes                                         192          114        166
  Gain on sales of assets                                        (4)         (20)      (313)
  Minority interest                                              41           84        183
  Other, net                                                     57           45       (113)
  Changes in certain assets and liabilities, excluding effects from acquisitions:
   Receivables, net                                           1,076       (2,515)      (133)
   Other current assets                                        (147)         (21)       (15)
   Accounts payable                                          (1,674)       2,694        (81)
   Taxes accrued                                                (53)          69         22
   Other current liabilities                                     42           12        156
   Other, net                                                   140          (11)        20
                                                          ------------ --------- -------------
     Total adjustments                                         (257)         602        201
                                                          ------------ --------- -------------
     Net cash provided by operating activities                  311          961        573
                                                          ------------ --------- -------------
Cash Flows from Investing Activities:
Capital expenditures                                         (1,761)        (616)      (747)
Cash paid for acquisitions                                   (1,348)      (3,147)    (1,771)
Issuance of notes receivable                                   (270)        (864)      (199)
Repayments on notes receivable                                  560          232        341
Disposal of Southern Company affiliates and other companies     (93)           -          -
Property insurance proceeds                                      13           22         34
Proceeds received from the sale of investments (Note 12)         40        1,542        284
Purchase of preferred shares                                      -            -       (121)
                                                          ------------ --------- -------------
     Net cash used in investing activities                   (2,859)      (2,831)    (2,179)
                                                          ------------ --------- -------------
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt                      4,002          329      1,372
Repayment of long-term debt                                  (2,366)        (491)      (503)
Proceeds from issuance of common stock                          803        1,380          -
Capital contributions from Southern Company                       -           65        360
Capital contributions from minority interests                    47           14         18
Return of capital to Southern Company                             -         (113)         -
Payment of dividends to Southern Company                          -         (390)      (165)
Payment of dividends to minority interests                      (28)         (28)       (66)
Purchase of treasury stock                                       (2)           -          -
Issuance (repayment) of short-term debt, net                   (238)       1,761        358
Proceeds from issuance of preferred securities                    -          334          -
Change in debt service reserve fund                              99         (143)       (88)
                                                          ------------ --------- -------------
     Net cash provided by financing activities                2,317        2,718      1,286
                                                          ------------ --------- -------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                               18          (34)        (6)
                                                          ------------ --------- -------------
Net Increase (Decrease) in Cash and Cash Equivalents           (213)         814       (326)
Cash and Cash Equivalents, beginning of year                  1,049          235        561
                                                          ------------ --------- -------------
Cash and Cash Equivalents, end of year                      $   836      $ 1,049        235
                                                          ============ ========= =============
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized          $   490      $   676    $   419
Cash paid (refunds received) for income taxes               $   323      $   (96)   $  (114)
Business Acquisitions:
Fair value of assets acquired                               $ 2,221      $ 7,858    $ 1,803
Less cash paid                                                1,348        3,147      1,771
                                                          ------------ --------- -------------
     Liabilities assumed                                    $   873      $ 4,711    $    32
                                                          ============ ========= =============

The accompanying notes are an integral part of these consolidated statements.

                       Mirant Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

1.     Accounting and Reporting Policies

General

     Mirant Corporation (formerly Southern Energy, Inc.) was incorporated in Delaware in 1993. Mirant Corporation and its subsidiaries (collectively, "Mirant" or the "Company") acquire, develop, build, own and operate power production and delivery facilities and provide a broad range of energy-related services to utilities and industrial companies around the world. Mirant's business includes independent power projects, integrated utilities, a distribution company and energy marketing and risk management operations. Mirant has operations and development offices in North America and the Caribbean, Asia, Australia, Europe and South America. Additionally, Mirant operates a business development and management operation.

    Operating entities, of which Mirant has less than 100% ownership at December 31, 2001, are as follows:

                                                                                      Economic       Voting
                                                                                      Ownership     Interest
                                                                                  Percentage at   Percentage at
                                                        Country of       Year of   December 31,   December 31,
                                                        Operations     Investment      2001           2001
                                                        ----------     ------------------------- ---------
  Entities Consolidated:
  Mirant Pagbilao Corporation ("Pagbilao").........    Philippines        1997            87.2%        87.2%
  Mirant Sual Corporation ("Sual") ................    Philippines        1997            91.9         91.9
  Mirant Navotas Corporation ("Navotas I").........    Philippines        1997            90.0         90.0
  Grand Bahama Power Company ("Grand Bahama Power")      Bahamas          1993            55.4         55.4
  Jamaica Public Service Company Limited ("JPSCo").      Jamaica          2001            80.0         80.0
  Castex LaTerre, Inc.  ("Castex").................   United States       2001            75.0         75.0
  Wrightsville Power Facility, L.L.C.
  ("Wrightsville") ................................   United States       2000            51.0         51.0
  Entities not consolidated, accounted for
    under the equity method:
  WPD 1953 Limited ("WPD")
    (Note 12)......................................   United Kingdom      1995            49.0         50.0
  Birchwood Power Partners L.P.   ("Birchwood")....   United States       1994            50.0         50.0
  Perryville Energy Partners, L.L.C. ("Perryville")   United States       2001            50.0         50.0
  Bewag AG ("Bewag") (Note 18).....................      Germany          1997            44.8         46.1
  Guangdong Guanghope Power Company
    Limited ("Shajiao C")..........................       China           1997            33.0         40.0
  Shandong International Power Development Company
    Limited   ("SIPD").............................       China           1999             9.9     10.0 to 38.0
  Companhia Energetica de Minas Gerais   ("CEMIG").       Brazil          1998             3.6          8.2
  The Power Generation Company of
    Trinidad and Tobago ("PowerGen")...............      Trinidad         1994            39.0         39.0
                                                         Curacao,
                                                       Netherlands
  Curacao Utilities Company ("Curacao")............      Antilles         2001            25.5         25.5

    Basis of Presentation. The consolidated financial statements of Mirant are presented in United States dollars in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying financial statements have not been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This pronouncement, under which most rate-regulated United States electric utilities report financial statements, applies to entities that are subject to cost-based rate regulation. By contrast, Mirant's operating investments are not subject to cost-based rate regulation, and therefore, the provisions of SFAS No. 71 do not apply.

    The financial statements include the accounts of Mirant and its wholly owned as well as controlled majority-owned subsidiaries and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

     All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method. In addition, majority or jointly owned affiliates where control does not exist are accounted for using the equity method of accounting.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. Mirant derives the substantial portion of its revenues from sales of physical power in the wholesale electricity market as well as from energy marketing and risk management activities. Revenues derived from power generation are recognized upon output, product delivery or satisfaction of specific targets, as specified by contractual terms. Substantially all of Mirant's energy marketing and risk management operations are accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments are recorded at fair value upon contract execution. The net changes in market values are recognized as operating revenues in the period of change. The unrealized gains or losses are recorded as energy marketing and risk management assets and/or liabilities in the accompanying consolidated balance sheets. The gains and losses related to financial instruments and contractual commitments for hedging activities are recognized in the same period as the settlement of underlying physical transactions. These realized gains and losses are included in operating revenues and operating expenses in the accompanying consolidated statements of income. Mirant recognizes its revenue and related expense from energy marketing and risk management activities on a gross basis in accordance with Emerging Issues Task Force ("EITF") No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Mirant believes this treatment is proper given its role in the related transactions.

Concentration of Revenues and Credit Risk. Revenues earned from Enron Corporation and its affiliates ("Enron") through energy marketing and risk management operations approximated 15% of Mirant's total revenues for the year ended December 31, 2001. As a result of Enron's bankruptcy, Mirant has recorded a provision of approximately 90% of its credit exposure to this counterparty plus anticipated legal fees. This provision is recorded in selling, general and administrative expense in the accompanying consolidated statement of income. During 2000, revenue earned from a single customer did not exceed 10% of Mirant's total revenues. Revenues earned under Mirant's long-term power sales agreements with the Philippines' National Power Corporation ("NPC") approximated 14% of Mirant's total revenues during 1999.

     As of December 31, 2001, the California Department of Water Resources ("DWR") owed Mirant approximately $338 million (includes accounts receivable and open contract positions), which represented more than 10% of Mirant's total credit exposure. The DWR exposure is not currently supported by the state of California's credit and is subject to the risk that the California State Legislature will not adequately appropriate funds to support the DWR's obligations with respect to its contracts with Mirant. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for energy marketing and risk management and derivative hedging activities and netted against offsetting payables and posted collateral as appropriate.

Cash and Cash Equivalents. Mirant considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash. Mirant has restricted cash for self-insurance reserves, contractual, legal or other corporate purposes. Restricted cash is included in other current and other noncurrent assets in the accompanying consolidated balance sheets and amounted to $140 million and $62 million, respectively, at December 31, 2001 and $199 million and $155 million, respectively, at December 31, 2000.

Receivables Recovery. During 2001 and 1999, Mirant received $10 million and $64 million, respectively, related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. No amounts were received in 2000. At the time of the purchase, Mirant did not place value on the receivables due to the uncertain credit standing of the party with whom the receivables were secured. Mirant has rights to an additional $30 million, plus related interest, as of December 31, 2001, which it has fully reserved due to the continuing risk of noncollection.

Financial Instruments and Contractual Commitments. Mirant accounts for various transactions and activities at fair value. These activities include energy marketing and risk management activities, derivatives subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and investments in oil and gas producing properties. Energy marketing and risk management transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments utilized in connection with energy marketing and risk management activities are accounted for using the mark-to-market method of accounting as required by EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

     Under the mark-to-market method of accounting, financial instruments and contractual commitments, including derivatives used for energy marketing and risk management purposes, are recorded at fair value. Fair value includes assumptions and estimates about future values of transactions. The determination of fair value considers various factors, including closing exchange or over-the-counter ("OTC") market price quotations, time value and volatility factors underlying options and contractual commitments, price activity for equivalent or synthetic instruments in markets located in different time zones and counterparty credit quality.

     The fair values of swap agreements, swap options, caps and floors and forward contracts in a net receivable position, as well as options held, are reported as energy marketing and risk management assets in the accompanying consolidated balance sheets. Similarly, financial instruments and contractual commitments in a net payable position, as well as options written, are reported as energy marketing and risk management liabilities in the accompanying consolidated balance sheets. The energy marketing and risk management assets and liabilities associated with financial instruments and contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products when such provisions are stated in the master netting agreement.

Income Taxes. SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Mirant uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences (Note 8).

Inventory. Inventory consists primarily of natural gas, fuel, oil, coal and purchased emission certificates. The inventory maintained by Mirant's energy marketing and risk management operations for marketing purposes is reflected at fair value in the accompanying consolidated balance sheets. The inventory maintained by Mirant's generating subsidiaries for their use is reflected at the lower of cost or market value, computed using an average cost basis.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost to Mirant, which includes materials, labor, appropriate administrative and general costs and the cost of funding construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property, as defined in the Company's policy, are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage are capitalized, including the replacement of major component parts and labor and overheads incurred to install the parts.

     Depreciation of the recorded cost of depreciable property, plant and equipment is provided by using primarily composite straight-line rates (Note 4). Oil and gas production assets are depreciated using a units-of-production method based on estimated proven reserves.

     Upon the retirement or sale of assets, the cost of such assets and the related accumulated depreciation are removed from the balance sheet. No gain or loss is recognized for ordinary retirements in the normal course of business since the composite depreciation rates used by Mirant take into account the effect of interim retirements.

Leasehold Interests. Certain of Mirant's Asian power generation facilities are developed under "build, operate, and transfer agreements" ("BOT") with government controlled agencies of the respective local country government. Under these agreements, Mirant builds power generation facilities, operates them for a period of several years (a "cooperation period") and transfers ownership to the local country government at the end of the cooperation period. Additionally, the land subject to the BOT agreements is not controlled by Mirant. During construction, the cost of these facilities is recorded as construction work in progress. Upon completion of a facility, its entire cost is reclassified to leasehold interests where the balance is amortized over the length of the respective cooperation period.

Long-Lived Assets and Intangibles. Mirant records goodwill for the excess of the purchase price over the fair value of investments. Goodwill recorded prior to July 1, 2001 is amortized on a straight-line basis over periods between 30 and 40 years. Goodwill related to business combinations completed after June 30, 2001 is not amortized but rather is tested at least annually for impairment. Mirant recognizes specifically identifiable intangibles when specific rights and contracts are acquired. These intangibles are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives, between 10 and 40 years. Certain rights, such as operating permits and emission allowances purchased as a result of a business combination, are included in property, plant and equipment in the consolidated balance sheets as they are considered an integral part of the tangible assets. Mirant evaluates long-lived assets, such as property, plant and equipment, goodwill and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less cost to sell to determine if an impairment provision is required. Until the assets are disposed of, they are reported at the lower of carrying amount or fair value less cost to sell.

Investment in Leveraged Leases. Mirant's net investment in leveraged leases consists of rentals receivable, net of principal and interest on the related nonrecourse debt, the estimated residual value of the leased facilities and unearned income. The earned income is included in the consolidated statements of income as income from discontinued operations. Initial direct costs incurred in consummating a leveraged lease transaction are accounted for as part of the investment in the lease and are amortized over the term of the lease. As of December 31, 2001, Mirant had no investments in leveraged leases (Note 14).

Foreign Currency Translation and Remeasurement. Assets and liabilities of international operations where the local currency is the functional currency have been translated at year-end exchange rates, and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in other comprehensive income ("OCI"). The financial statements of international operations where the United States dollar is the functional currency reflect certain transactions denominated in a local currency that have been remeasured in United States dollars. The remeasuring of local currencies into United States dollars creates gains and losses from foreign currency transactions that are included in net income in the amount of $1 million, $2 million and $2 million for 2001, 2000 and 1999, respectively. The effect of the translation adjustment on OCI is disclosed in the accompanying consolidated statements of stockholders' equity.

Comprehensive Income. Comprehensive income, which includes net income, unrealized gains and losses on certain derivatives that qualify as either cash flow hedges or net investment hedges and foreign currency translation adjustments, is presented in the accompanying consolidated statements of stockholders' equity. The objective of the statement is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

Accounting Changes. Effective January 1, 2001, Mirant adopted SFAS No. 133. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met or the transactions are considered normal purchases and sales under SFAS No. 133. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in OCI, and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI and recognized in earnings in the same period as the disposal of the underlying investment. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at December 31, 2001. The impact of the adoption of SFAS No. 133 was immaterial to the Company's consolidated statement of income (Note 3).

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Management expects the application of the non-amortization provisions of the statement will result in an increase in net income of approximately $74 million in 2002. As of December 31, 2001, Mirant has an unamortized goodwill balance of $3.25 billion. Mirant has not yet finalized the financial statement impact of both pronouncements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant has not yet determined the financial statement impact of this pronouncement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets (Note 18).

2.    Write-Off of Assets

     Mirant sold its 82.3% ownership interest in Empresa Electrica del Norte Grande S.A. ("EDELNOR"), a partially integrated electric utility in northern Chile, on December 31, 2001 (Note 12). In 2001, Mirant had a net write-off of its remaining investment in EDELNOR of $83 million ($54 million after-tax). In 2000, Mirant completed the sale of its 55% indirect interest in Hidroelectrica Alicura S. A. ("Alicura") (Note 12). These assets impacted the consolidated statements of income as follows (in millions):


                       Operating  Operating   Consolidated
                       Revenues    Income      Net Income
                      ----------  ----------   -----------
         Year:
         2001.....    $    95      $   (70)   $    (54)
         2000.....        148            4         (13)
         1999.....        171           23           2

3.       Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The effect of other comprehensive income (loss) is set forth in the accompanying consolidated statement of stockholders' equity.

Components of accumulated other comprehensive loss consisted of the following (in millions):

 Balance, December 31, 2000......................................   $    (117)

 Other comprehensive income (loss) for the period:
   Transitional  adjustment  from  adoption of SFAS No. 133,
     net of tax effect of $204...................................        (310)
   Net change in fair value of derivative  instruments,
     net of tax effect of $(267).................................         375
   Reclassification to earnings, net of tax effect of $51........         (76)
   Cumulative translation adjustment ............................           1
   Share of affiliates' OCI......................................           8
                                                                    ---------
 Other comprehensive loss........................................          (2)
                                                                    ---------
 Balance, December 31, 2001.....................................    $    (119)
                                                                    =========

     The $119 million balance of other comprehensive loss at December 31, 2001 includes the impact of $109 million of interest rate swap breakage costs and $115 million of currency translation losses, offset by $100 million of gains on commodity price management hedges and $5 million representing Mirant's share of unconsolidated affiliates' other comprehensive income.

     Mirant estimates that $3 million ($34 million of commodity hedge gains and $31 million of interest related losses) of net derivative after-tax gains included in OCI as of December 31, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts, foreign denominated contracts and interest payments are realized.


4.    Property, Plant and Equipment

    Property, plant and equipment consisted of the following at December 31, 2001 and 2000 (in millions):

                                                    2001      2000
                                                  -------   -------
           Production...........................  $ 3,751   $ 3,318
           Transmission and distribution........      307       137
           Oil and gas..........................      193         0
           Other................................      271       193
                                                  -------   -------
                                                  $ 4,522   $ 3,648
                                                  =======   =======

    Mirant records depletion expense for its oil and gas production assets on a units-of-production method based on estimated proven reserves. Mirant records depreciation expense on a straight-line basis using the following estimated useful lives (in years):

              Production...........................       5 to 42
              Transmission and distribution........       5 to 39
              Other................................       3 to 35

     Mirant capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost", as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. In 2001, 2000 and 1999, the Company incurred $626 million, $635 million and $565 million, respectively, in interest costs, of which $66 million, $20 million and $64 million, respectively, were capitalized and included in construction work in process. The remaining interest was expensed during the year.

5.    Related-Party Transactions

     Mirant has agreements with Southern Company Services, Inc. ("SCS") a wholly owned subsidiary of Southern Company, and each of the system operating companies owned by Southern Company ("Southern") under which those companies provide various interim services to Mirant. These transitional services agreements generally provide for a fee equal to the greater of the cost, including the actual direct and indirect costs, of providing the services or the market value for such services. The transitional services agreements generally expire on December 31, 2002. SCS and each of Southern's operating companies provided the following services to Mirant at cost for 2000 and 1999: general engineering, design engineering, accounting and statistical budgeting, business promotion and public relations, systems and procedures, training, and administrative and financial services. In 2001, SCS provided primarily administrative services to Mirant at cost. Such costs amounted to approximately $4 million, $21 million and $20 million during 2001, 2000 and 1999, respectively.

     Included in these costs are both directly incurred costs and allocated costs prior to Mirant's separation from Southern (Note 12). The allocated costs related to SCS's corporate general and administrative overhead were immaterial for 2001 and amounted to approximately $7 million and $5 million during 2000 and 1999, respectively.

    Mirant incurred interest expense on a note payable to Southern of $37 million during 1999. No interest was incurred during 2001 or 2000, as no amounts were outstanding on the note.

     Prior to taking full ownership of Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing") (Note 12), Mirant had various agreements with Mirant Americas Energy Marketing in which Mirant Americas Energy Marketing had agreed to develop and manage the bidding strategy, manage fuel requirements, sell the energy and provide accounting and settlement services for several generating plants of Mirant. These agreements applied to Mirant's California, New York and New England operating entities and generally covered a term of 1 to
2.5 years. The first of these agreements was in place in December 1998 and the most recent in July 1999, as amended in January 2000. During 1999, total fees paid to Mirant Americas Energy Marketing under the marketing agreements totaled $17 million, and payments made for fuel to Mirant Americas Energy Marketing totaled $258 million. During 2000, prior to taking full ownership of Mirant Americas Energy Marketing, total fees paid under the marketing arrangements totaled $52 million, and payments made for fuel to Mirant Americas Energy Marketing totaled $261 million.

     Mirant's revenues and expenses related to its agreements with Mirant Americas Energy Marketing during 1999 were $445 million and $275 million, respectively. During 2000, prior to taking full ownership of Mirant Americas Energy Marketing, Mirant's revenues and expenses related to its agreements with Mirant Americas Energy Marketing were $767 million and $313 million, respectively. Intercompany profits and losses recognized by Mirant Americas Energy Marketing on a mark-to-market accounting basis have been appropriately eliminated in consolidation.

     Mirant has various agreements with, or with respect to its investment in, Perryville including a tolling agreement, an air permit guarantee and a wastewater discharge permit guarantee (Note 11). Mirant has a 50% ownership interest in Perryville and accounts for its investment under the equity method (Note 1).

6.    Employee Benefit Plans

     Mirant offers pension benefits to its employees through various pension plans. The measurement date for the Domestic Benefit Plans is September 30 for each year presented. Prior to its spin-off from Southern (Note 12), Mirant management employees participated in the Southern Company Pension Plan, a defined benefit, trusteed, noncontributory plan covering substantially all regular employees.

     During 2000, Mirant modified its voting rights in WPD, resulting in WPD being accounted for under the equity method and no longer being consolidated in Mirant's financial statements. As a result of WPD's deconsolidation, pension assets recorded at WPD are no longer consolidated in the financial statements.

    Grand Bahama Power participates in a defined benefit, trusteed, contributory pension plan that covers substantially all union employees. Plan benefits are based on the employees' years of service and employment grades. Plan assets are primarily invested in equity and debt securities. The measurement date for Grand Bahama Power is December 31 for each year presented. All nonunion employees of Grand Bahama Power are covered under a defined benefit, noncontributory pension plan. Benefits earned under this plan reflect the employee's years of service, age at retirement and average compensation for the highest five years out of the ten years immediately preceding retirement. Plan assets are primarily invested in equity and debt securities.

     In March 2001, the Company acquired JPSCo (Note 12). As a result, the following disclosure includes the pension obligations of JPSCo assumed on acquisition. JPSCo participates in a defined benefit, trusteed, contributory plan covering substantially all employees. The measurement date for JPSCo is December 31 for the year presented. Benefits earned are based on years of service, age at retirement and the highest average annual salary during any consecutive three-year period.

     Mirant also has noncontributory, defined benefit plans covering substantially all union employees at recently acquired facilities. Plan benefits are based on final average pay, age at retirement and service at Mirant and the former employer. These plans are funded according to Internal Revenue Code requirements and are accounted for pursuant to SFAS No. 87, "Accounting for Pensions."

     The rates assumed in the actuarial calculations for the pension plans (excluding WPD and JPSCo) of Mirant as of their respective measurement dates were as follows:
                                              2001        2000
                                              ----        ----
    Discount rate..........................   7.5%        7.5%
    Rate of compensation increase..........   4.5         5.0
    Expected return on plan assets.........   9.0         8.5

    The following tables show the collective actuarial results for the defined benefit pension plans (excluding WPD and JPSCo) of Mirant (in millions):

                                                                2001    2000
        Change in Benefit Obligation:                          -----   -----
        Benefit obligation, beginning of year..............    $ 140   $ 63
          Service cost.....................................        8      6
          Interest cost....................................        9      4
          Benefits paid....................................       (1)    (1)
          Actuarial loss...................................      (13)     5
          Special termination benefits.....................        2      0
          Amendments.......................................        4      1
          Acquisitions.....................................        0     61
           Plan curtailment................................       (2)     0
           Net liability transferred from Southern.........       (2)     1
                                                               -----   ----
               Benefit obligation, end of year.............    $ 145   $140
                                                               =====   ====
        Changes in Plan Assets:
        Fair value of plan assets, beginning of year.......    $  56   $ 44
          Return on plan assets............................       (3)     6
          Net assets transferred to Southern...............       (3)     0
          Employer contributions...........................        4      2
          Benefits paid....................................       (1)    (1)
          Receivables due to transfers.....................        0      5
                                                               -----   ----
               Fair value of plan assets, end of year......    $  53   $ 56
                                                               =====   ====
        Funded Status:
        Funded status at end of year.......................    $ (92)  $(84)
          Unrecognized prior service cost..................        5      4
          Unrecognized net gain............................      (19)   (13)
                                                               -----   ----
               Net amount recognized in the consolidated
        balance sheets.....................................    $(106)  $(93)
                                                               =====   ====

The rates assumed in the actuarial calculations for the pension plan of JPSCo were as follows:

                                                  2001
                                                 -----
       Discount rate..........................     9.0%
       Rate of compensation increase..........     7.0
       Expected return on plan assets.........    10.0

    The following tables show the collective actuarial results for the defined benefit pension plan of JPSCo (in millions):

                                                                2001
                                                                ----
        Change in Benefit Obligation:
        Benefit obligation, beginning of year..............     $ 0
          Service cost.....................................       2
          Interest cost....................................       3
          Benefits paid....................................      (1)
          Actuarial loss...................................      (3)
          Acquisitions.....................................      43
                                                                ---
               Benefit obligation, end of year.............     $44
                                                                ===
        Changes in Plan Assets:
        Fair value of plan assets, beginning of year.......     $ 0
          Return on plan assets............................       5
          Employer contributions...........................       1
          Benefits paid....................................      (1)
          Members' total contributions.....................       2
          Acquisitions.....................................      56
                                                                ---
               Fair value of plan assets, end of year......     $63
                                                                ===
        Funded Status:
        Funded status at end of year.......................     $19
          Unrecognized net gain............................     (16)
                                                                ---
               Net amount recognized in the consolidated
        balance sheets.....................................     $ 3
                                                                ===

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

    The components of Mirant's pension plans' net pension expense (income) (a portion of which is capitalized) during the years ended December 31 are shown below (in millions). The 1999 results include WPD.

                                        2001     2000    1999
                                      -------  ------- ------
       Service cost................   $    8   $    6  $   16
       Interest cost...............        9        4      62
       Expected return on plan
       assets......................       (5)      (4)   (104)
       Employee contributions......        0        0      (4)
       Curtailment.................        2        1      (5)
       Settlement..................       (2)       0      14
       Expense related to special
       termination benefits......          2        0       0
       Net amortization............        1        0       2
                                      ------   ------  ------
       Net pension expense (income)   $   15   $    7  $  (19)
                                      ======   ======  =======

    The components of JPSCo's pension plan's net pension expense (income) (a portion of which is capitalized) during the period from the date of acquisition to December 31, 2001 is shown below (in millions).

                                          2001
                                          ----
     Service cost.....................  $    2
     Interest cost....................       3
     Expected return on plan assets...      (4)
     Net amortization.................      (1)
                                        ------
     Net pension expense (income)       $    0
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

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate for pre-age 65 participants and post-age 65 participants of 10.0% and 14.0%, respectively, for 2001, decreasing gradually to 5.50% and 5.50%, respectively, through the year 2008 and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1% would correspondingly increase or decrease the accumulated benefit obligation at December 31, 2001 by $11 million and $9 million, respectively. All other components would not be affected materially by a 1% change in the medical care cost trend rate.

    The weighted average rates assumed in the actuarial calculations for the other postretirement benefits of Mirant as of their respective measurement dates were as follows:

                                                      2001    2000
                                                      ----    ----
                    Discount rate.................    7.5%    7.5%
                    Rate of compensation increase.    4.5     5.0
                    Expected return on plan assets    9.0     8.5

                                                      2001     2000
                                                      ----     ----
              Change in Benefit Obligation:
              Benefit obligation, beginning of year   $ 60     $ 19
                Service cost.....................        3        1
                Interest cost....................        4        2
                Actuarial gain...................        7        1
                Amendments.......................        6        0
                Liability transferred to Southern
                  (settlement)...................       (2)       0
                Acquisitions.....................        0       37
                                                      ----     ----
              Benefit obligation, end of year....     $ 78     $ 60
                                                      ====     ====
              Funded Status:
              Funded status at end of year.......     $(78)    $(60)
                Unrecognized net loss............        8        2
                Unrecognized past service cost...        6        0
                                                      ----    -----
              Net amount recognized..............     $(64)    $(58)
                                                      ====     =====

    The postretirement benefits were unfunded at December 31, 2001 and 2000. The actuarially based costs of Mirant's postretirement benefits during 2001, 2000 and 1999 were not material.

Stock-Based Compensation

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," Mirant has elected to account for its stock-based compensation plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure-only provisions of SFAS No. 123. Accounting for cash-settled awards under SFAS No. 123 is consistent with the accounting for such awards under APB Opinion No. 25.

    Mirant Corporation Options

    Stock option grants in Mirant common stock have been made from Mirant's Omnibus Incentive Compensation Plan. Mirant options have a 10-year term. This term may be shortened through termination of employment. Generally, options vest equally on each of the first, second and third anniversaries of the grant date. Mirant options are nontransferable, except through death. The exercise price of Mirant options is equal to the stock price on the date of grant.

    Transactions are summarized as follows:
                                                           Weighted
                                                            Average
                                                 Mirant    Exercise
                                                Options      Price
                                               ---------  ------------
        Outstanding at December 31, 1999...            0   $  0.00
          Granted..........................    8,631,094     17.89
          Exercised........................         (633)    15.42
          Forfeited........................      (71,106)    20.72
                                               ----------    -----
        Outstanding at December 31, 2000...    8,559,355     17.87
          Granted..........................    8,491,079     25.16
          Exercised........................   (1,090,925)    14.72
          Forfeited........................     (602,353)    22.19
                                              -----------    -----
        Outstanding at December 31, 2001...    15,357,156  $ 21.95
                                               ==========    =====
        Options exercisable at December 31,
          2000...............................   1,159,650  $ 13.32
                                               ==========    =====
        Options exercisable at December 31,
          2001...............................   4,019,713  $ 18.62
                                                =========    =====


    Exercise prices for Mirant stock options outstanding as of December 31, 2001 ranged from $3.35 to $39.30. The following table provides certain information with respect to Mirant stock options outstanding at December 31, 2001:

                                                        Weighted
                                             Weighted    Average
                                             Average    Remaining
                                  Options    Exercise  Contractual
     Range of Exercise Prices   Outstanding   Price       Life
     ------------------------   -----------   -----       ----
    $ 0.00 --  $ 3.93........       206,710   $ 3.44       4.5
    $11.80 --  $15.72........     1,810,760    14.31       5.7
    $15.73 --  $19.65........     2,154,385    17.89       8.1
    $19.66 --  $23.58........     4,465,093    21.80       8.3
    $23.59 --  $27.51........     6,323,709    25.51       8.9
    $27.52 --  $31.44........        91,424    28.59       9.6
    $31.45 --  $35.37........       260,417    34.70       9.3
    $35.38 --  $39.30........        44,658    39.30       9.4
                                -----------
    Total...................     15,357,156    21.95       8.2
                                ===========

    The following table provides certain information with respect to stock options exercisable at December 31, 2001:

                                                     Weighted
                                                     Average
                                        Options     Exercise
           Range of Exercise Prices   Exercisable     Price
           ------------------------   -----------     -----
          $0.00 -- $3.93  ........        144,974     $ 3.48
          $11.80 -- $15.72........      1,127,739      14.05
          $15.73 -- $19.65........        666,828      17.90
          $19.66 -- $23.58........      1,594,638      21.64
          $23.59 -- $27.51........        485,534      24.81
                                        ---------
          Total...................      4,019,713      18.62
                                        =========

    The weighted average fair value at date of grant for options granted during 2001 and 2000 was $10.06 and $7.94, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:
                                               2001     2000
                                              ------   ------
                       Expected life in
                       years...............      5       5
                       Interest rate.......    5.03%    6.66%
                       Volatility..........   49.50%   40.00%
                       Dividend yield......      0       0

    Southern Company Options

    Stock option grants in Southern common stock have been made from Southern Company's Performance Stock Plan periodically and vest equally on each of the first, second and third anniversaries of the grant date. Grants fully vest upon termination resulting from death, total disability or retirement. Exercise price is the average of the high and low fair market value of Southern Company's common stock on the date granted. All of the outstanding Southern Company stock options were converted to Mirant stock options on April 2, 2001.

    Transactions are summarized as follows:

                                                          Weighted
                                                           Average
                                              Southern    Exercise
                                               Options      Price
                                             ----------- ----------
      Outstanding at December 31, 1998....       795,471   $ 23.67
        Granted...........................       516,967     26.56
        Exercised.........................        (6,001)    22.46
        Forfeited.........................       (21,845)    25.31
                                             -----------  --------
      Outstanding at December 31, 1999....     1,284,592     24.81
         Granted...........................    1,247,663     23.25
         Exercised.........................      (61,126)    21.68
         Forfeited.........................      (64,630)    23.66
         Transfers of employees between
          Southern and Mirant, net.........      (22,291)    24.09

      Outstanding at December 31, 2000....     2,384,208     24.09
        Granted...........................         5,039     30.23
        Exercised.........................      (346,126)    23.74
        Forfeited.........................       (14,588)    23.25
        Converted to Mirant options.......    (2,028,533)    24.17
                                             ------------    -----
      Outstanding at December 31, 2001....             0   $  0.00
                                             =============   ======

    The weighted average fair values at date of grant for options granted during 2001, 2000 and 1999 were $4.37, $3.36 and $6.29, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                           2001     2000    1999
                           ----     ----    ----
   Expected life in
   years...............     4.0      4.0      3.7
   Interest rate.......    5.03%    6.66%    5.79%
   Volatility..........   25.40%   20.94%   20.74%
   Dividend yield......    7.02%    5.80%    5.00%


    If compensation costs had been determined as prescribed by SFAS No. 123 for options in Southern and Mirant, Mirant's net income would have been reduced by approximately $49 million in 2001, by approximately $23 million in 2000 and by approximately $12 million in 1999. Diluted earnings per share would have been reduced by $0.14, $0.07 and $0.05 for the same periods, respectively.

Phantom Stock

    During 1999, Mirant made awards of approximately 39,000 phantom Southern stock shares and approximately 130,000 phantom Mirant stock shares to certain employees and officers. The aggregate amount awarded was approximately $2.7 million with cliff vesting during 2003. Mirant records compensation expense ratably during the vesting period, taking into account the fluctuations in market value of the underlying stock during each period. During 2001 and 2000, Mirant made awards of approximately 235,893 and 304,925 Mirant phantom stock shares, respectively, to certain employees and officers. The aggregate amount awarded was approximately $6.0 million and $6.7 million with vesting based on stock price appreciation for 2001 and 2000, respectively. Compensation expense during 2001, 2000 and 1999 was approximately $14.9 million, $1.7 million and $500,000, respectively. At December 31, 2001, 94,362 shares of phantom stock were outstanding.

Value Creation Plan

     In 1997, Mirant initiated a long-term incentive plan, the Value Creation Plan, which granted appreciation rights to eligible employees to receive unit appreciation over a preestablished value on a stated number of units per employee. Base values and subsequent annual valuations were calculated using a discounted cash flow methodology, the key assumptions of which included cash flow forecasts for each of Mirant's investments for the future five to seven years, a terminal value assumption equal to 103% and a discount rate of 13% for all periods presented. Employees were granted two types of appreciation rights:

standard appreciation rights which paid each eligible employee for any appreciation over a fixed base value and indexed appreciation rights which paid each eligible employee for any appreciation over a base value which increased each year by a predetermined interest rate. Standard appreciation rights vested 25% per year for four years, and indexed appreciation rights vested 100% after four years. Mirant recorded compensation expense ratably during the vesting period for any appreciation of the units over a fixed base value in accordance with APB Opinion No. 25. This expense amounted to approximately $6 million, $23 million and $2 million in 2001, 2000 and 1999, respectively.

Transactions are summarized as follows:

                                                      Weighted                 Weighted
                                                       Average                  Average
                                          Standard    Exercise     Indexed     Exercise
                                           Rights       Price      Rights        Price
                                        ----------- ------------- ---------- ----------
   Outstanding at December 31, 1998...   1,653,428   $  9.82      2,783,593     $11.30
   Granted............................   1,456,665     11.61        325,138      12.77
   Exercised..........................     (14,411)     9.90              0       0.00
   Forfeited..........................     (24,995)     9.83        (91,216)     12.77
                                         -----------   -----     -----------     -----
   Outstanding at December 31, 1999...   3,070,687     10.67      3,017,515      12.77
   Granted............................   2,237,806     13.72              0       0.00
   Exercised..........................      (5,668)     9.73              0       0.00
   Forfeited..........................     (45,900)    13.46              0       0.00
   Converted to stock options/SARs....  (5,256,925)    11.94     (3,017,515)     12.77
                                         ----------- -------     ------------  -------
   Outstanding at December 31, 2000...           0   $  0.00              0     $ 0.00
                                         ============  =====     ============  ========

   Employee Stock Purchase Plan

    In September 2000, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (the "ESPP") under Section 423 of the Internal Revenue Code ("Section 423"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the lower of the market value of such stock at the beginning or the ending of each 6-month purchase period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary or short-term incentive an amount up to $21,250 per year, subject to Section 423 limitations. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 4,000,000. A total of approximately 913,000 shares of common stock have been issued under the ESPP.

    Employee Savings Plan

    The Company maintains an Employee Savings Plan ("ESP") with a profit sharing arrangement ("PSA") whereby employees may contribute a portion of their base compensation, subject to limits under the Internal Revenue Code. The Company provides a matching contribution, each payroll period, in the ESP equal to 75% of the employee's contributions on up to 6% of the employee's pay for that period (levels vary for the various bargaining units). Under the PSA, the Company contributes a quarterly 3% fixed contribution and may make an annual discretionary contribution for those employees not accruing a benefit under the defined benefit pension plan. Expenses recognized for matching contributions were as follows (in millions):

                                                  ESP         PSA
                                                  ----        ----
                        1999................    $  4.0         $ 0
                        2000................       5.8           0
                        2001................       7.0         2.4

7.    Debt

     At December 31, 2001 and 2000, the long-term debt (including current maturities) of Mirant and its subsidiaries was as follows (in millions):

                                                              2001        2000
                                                              ----        ----
  Capital markets debt:
    Dollar-denominated:
       7.40% senior notes, due 2004.................      $    200     $   200
       10.20% notes, due 2006.......................            73           0
       7.625% senior notes, due 2006................           500           0
       7.20% senior notes, due 2008.................           300           0
       7.90% senior notes, due 2009.................           500         500
        8.30% senior notes, due 2011................           850           0
       2.50% convertible senior debentures, due 2021           750           0
       8.50% senior notes, due 2021.................           450           0
       9.125% senior notes, due 2031................           400           0
  Debt supported by banking arrangements:
    Dollar-denominated:
       5.95% to 11.90%, due 2002....................         2,001       1,942
       2.95% to 9.75%, due 2000 to 2003.............         1,225          71
       3.145% to 9.50%, due 2000 to 2004............           223          68
       Variable rate (7.47% at December 31, 2000),
        due 2004..........................................       0         300
       7.69% to 10.00%, due 2005....................            46         422
       5.08% to 11.90%, due 2000 to 2006............           135          49
       7.16% to 10.25%, due 2007....................            14         427
       5.95% to 10.56%, due 2000 to 2011............             0         754
    Deutschemark-denominated:
       5.13% to 5.14%, due 2002.....................           566           0
       5.14% to 5.17%, due 2004.....................             0         512
  Other debt:
    Dollar-denominated:
       8.11% note payable, due 2002 to 2004.........            66           0
       7.75%  and 10.50% senior loan participation
        certificate, due 2005 and 2006.............              0         340
       7.78% to 11.00% loans, due 2000 to 2007......             0          25
       9.50% capital leases, due 2013...............            10           0
       14.50% capital leases, due 2016..............           122           0
       8.12% notes, due 2018........................             0         153
    Sterling-denominated:
       0% to 7.64% loans, due 2000 and 2002.........             0           5
    Deutschemark-denominated:
       5.35% loan, due 2008.........................             0          29
 Unamortized debt premiums (discounts), net........             (3)          0
                                                            -------     -------
       Total long-term debt.......................           8,428       5,797
    Less debt classified as current ..................       2,604         201
                                                            -------     -------
       Total......................................        $  5,824     $ 5,596
                                                            =======     =======

     As mentioned below approximately $1.2 billion of project debt related to Sual and Pagbilao is reflected as current on the accompanying consolidated balance sheet, as of December 31, 2001, because waivers granted with respect to defaults under such project debt expire in April 2002. Mirant expects to extend the current waivers and obtain permanent waivers to address the potential defaults. The final maturities of the Sual and Pagbilao project loans are 2012 and 2007, respectively.

     At December 31, 2001, the annual scheduled repayments of long-term debt during the next five years, assuming all debt classified as current is repaid in 2002, were as follows (in millions):

                 2002...........    $2,604
                 2003...........     1,268
                 2004...........       464
                 2005...........        29
                 2006...........       714
                 Thereafter.....     3,349

   Revolving Credit Facilities

     At December 31, 2001, Mirant and its subsidiaries had revolving credit facilities with various lending institutions totaling approximately $3.19 billion. At December 31, 2001, amounts borrowed, including drawn amounts and letters of credit, under such facilities totaled $2.08 billion, of which $26 million expires during 2002 and $2.06 billion expires during 2003 and beyond. Except for the credit facility of Mirant Canada Energy Marketing, Ltd., an indirect wholly owned subsidiary of Mirant Corporation ("Mirant Canada Energy Marketing"), these facilities are recorded as long-term debt and included in the table above. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. The schedule below summarizes the revolving credit facilities held by Mirant Corporation and its subsidiaries as of December 31, 2001 (in millions).

                                                                       Drawn Amount        Amount
                                                        Facility    including Letters    Available
       Company                                           Amount         of Credit
       -----------------                               ------------ ------------------- -------------
       Mirant Corporation.........................       $ 2,700        $  1,833           $ 867
       Mirant Americas Generation, LLC ...........           300              73             227
       Mirant Canada Energy Marketing.............            44              26              18
       Mirant Americas Energy Capital, LP.........           150             150               0
                                                      ------------ ------------------- -------------
         Total....................................       $ 3,194        $  2,082           $1,112
                                                       ============ =================== =============

     As of December 31, 2001, Mirant Corporation had three revolving credit facilities: its April 1999 $450 million Credit Facility C, its July 2001 $1.125 billion 364-Day Credit Facility and its July 2001 $1.125 billion 4-Year Credit Facility. Credit Facility C matures in April 2004. No amounts were drawn under Credit Facility C at December 31, 2001 or 2000. However, Mirant had letters of credit outstanding under Credit Facility C in the amount of $53 million and $406 million as of December 31, 2001 and 2000, respectively. As of December 31, 2001, Mirant Corporation had borrowings of $1.075 billion under the 364-Day Credit Facility at an approximate interest rate of 3% and had issued letters of credit totaling $705 million under the 4-Year Credit Facility. Under each of the credit facilities, Mirant Corporation pays interest, facility/commitment fees and letter of credit fronting fees in an amount determined by reference to its then existing credit ratings. As of December 31, 2001, the facility/commitment fees under the 364-Day Credit Facility, the 4-Year Credit Facility and Credit Facility C were 0.20%, 0.25% and 0.225%, respectively. Under its 364-Day Credit Facility, Mirant Corporation may elect to convert all revolving credit advances outstanding on or before the July 2002 termination date thereunder into a term loan maturing not later than the first anniversary of the termination date.

     In addition to other covenants and terms, each of Mirant Corporation's credit facilities includes minimum debt service coverage and a maximum leverage covenant. As of December 31, 2001, there were no events of default under such credit facilities.

     As of December 31, 2001, Mirant Americas Generation, LLC ("Mirant Americas Generation"), an indirect wholly owned subsidiary of Mirant Corporation, had two credit facilities each entered into in October 1999, a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of December 31, 2001, the outstanding borrowings under Credit Facility B were $73 million at an interest rate of 3.39%. As of December 31, 2001, there were no borrowings under Credit Facility C. Under each of the credit facilities, Mirant Americas Generation pays interest and facility/commitment fees (0.25% at December 31, 2001) in an amount determined by reference to its then existing credit rating.

     In addition to other covenants and terms, each of Mirant Americas Generation's credit facilities includes minimum debt service coverage, a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of December 31, 2001, there were no events of default under such credit facilities.

     As of December 31, 2001, Mirant Canada Energy Marketing had an approximately $44 million (denominated as 70 million Canadian dollars) revolving credit facility entered into in November 2000. The credit facility initially matured in November 2001 but was extended to March 2002. Interest under the facility is payable monthly. The interest rate depends on the currency of the borrowing and type of advance. Interest on bankers acceptances, letters of credit and London InterBank Offered Rate ("LIBOR") advances are computed at the applicable base interest rate (0.35% at December 31, 2001) plus 200 basis points, depending on Mirant Corporation's then current credit rating. Interest on prime rate and United States base rate advances are computed at the applicable base rate plus 100 basis points, depending on Mirant Corporation's then current credit rating. The outstanding borrowings were $26 million (United States dollar), at an interest rate of 3.40% at December 31, 2001. Amounts outstanding under the credit facility are guaranteed by Mirant Corporation. Mirant Canada Energy Marketing is in the process of seeking commitments to refinance this credit facility. If it is unable to refinance the credit facility on acceptable terms, it may repay the amounts outstanding thereunder with cash or amounts borrowed by Mirant Corporation under Mirant's corporate credit facilities, using cash and borrowing capacity that could be used otherwise to fund Mirant's other business activities.

     In September 2001, Mirant Americas Energy Capital, LP ("Mirant Americas Energy Capital"), an indirect wholly owned subsidiary of the Company, entered into a $150 million credit facility that matures in September 2004. Under the facility, Mirant Americas Energy Capital may borrow up to 85% of the calculated market value of eligible collateral consisting of various producer loans and production payments. The facility bears interest based on the LIBOR plus 208 basis points with interest payable quarterly. As of December 31, 2001, the outstanding borrowings were $150 million at an interest rate of 4.34%. Under the terms of the credit facility, the facility was initially unsecured with a covenant by Mirant Americas Energy Capital to secure the obligations thereunder by transferring the borrowing base assets to a special purpose vehicle and granting security interests in such assets upon the occurrence of certain events, including ratings downgrades and a specified increase in the yield on Mirant Americas Generation's publicly traded debt.

     As a result of the Moody's downgrade, the yields on Mirant Americas Generation's publicly traded debt increased and triggered the obligation of Mirant Americas Energy Capital to secure the obligations thereunder. As of December 31, 2001, Mirant Americas Energy Capital was in the process of transferring the borrowing base assets to the special purpose vehicle and granting security interests in such assets. In connection with entering into the credit facility, Mirant Americas Energy Capital entered into a total rate of return swap with respect to the credit facility. The obligations of Mirant Americas Energy Capital under the total rate of return swap are guaranteed by Mirant Corporation. See Note 18 for additional information on the Mirant Americas Energy Capital loan.

     On December 19, 2001, Moody's lowered its rating on the Company's senior unsecured debt from Baa2 (investment grade) to Ba1 (non-investment grade). Moody's also lowered its rating on the following of the Company's subsidiaries or subsidiary issues: Mirant Americas Energy Marketing, Mirant Trust I and Mirant Americas Generation. As a result of Moody's lowering its rating on Mirant's senior unsecured debt, as of December 31, 2001, the Company had to post additional collateral in the form of cash and letters of credit, transfer the borrowing base assets under the Mirant Americas Energy Capital facility to a special purpose vehicle, pay increased interest costs and comply with stricter financial tests under the Mirant Americas Generation facilities. Otherwise, the action by Moody's triggered no material obligations under the Company's debt arrangements.

    Each of Mirant's credit facilities contain various covenants in addition to those described above including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness and liens, (iii) limitations on capital expenditures and (iv) limitations on the sale of assets.

   Mirant Asia-Pacific Ventures, Inc. ("Mirant Asia-Pacific") Loans

     Mirant Corporation indirectly holds a 91.9% interest in the 1,218 MW coal-fired Sual plant and an 87.2% interest in the 735 MW coal-fired Pagbilao plant, each in the Philippines. The Sual and Pagbilao plants are financed with non-recourse project debt. As of December 31, 2001, the aggregate principal amounts outstanding under the Sual and Pagbilao credit facilities were approximately $827 million and $374 million, respectively. Under the respective credit agreements, the project companies are required to provide certain specified levels and types of insurance coverage. Although Mirant Corporation has secured such types and levels of insurance for the Sual and Pagbilao facilities as it believes are normal for prudent operators of similar facilities, it has been unable to secure certain types and levels of insurance required by the respective credit agreements as a result of changes in the insurance markets, including changes attributable to the terrorist attacks on September 11, 2001. Each of the lenders under the Sual and Pagbilao facilities has executed temporary waivers of default. The waivers are effective through April 30, 2002. Mirant is working with the respective lender groups to secure extensions of the waivers. As of December 31, 2001, Mirant does not anticipate that the Sual and Pagbilao lenders will accelerate the respective loans as a result of the inability of Sual and Pagbilao to provide the specified levels and types of insurance coverage. However, as of December 31, 2001, Mirant could give no assurance that the lenders would continue to cooperate with it, provide permanent waivers or additional temporary waivers or, upon expiration of the temporary waivers, refrain from accelerating the loans. If Mirant could not repay or refinance such loans upon an acceleration, the loss of the cash flow and assets of Sual and Pagbilao would have a material adverse effect on Mirant. Further, if it were to refinance such loans, Mirant can give no assurances that such refinancing would not result in substantial costs and be on less favorable terms than Mirant currently has in place. In the event the lenders fail to extend the temporary waivers or to provide permanent waivers, the respective Sual and Pagbilao project entities will be prohibited under the financing documentation from making distributions and, thus, amounts that would otherwise be available for distribution will not be available to Mirant or its intermediate holding companies to repay indebtedness or fund investment activities. As required by U.S. GAAP, Mirant has reclassified the Sual and Pagbilao credit facilities from long-term debt to current portion of long-term debt on its consolidated balance sheet until it secures permanent waivers for these credit facilities. Mirant does not consider the inability to secure the insurance coverage required under the Sual and Pagbilao credit facilities a breach of the terms of their respective energy conversion agreements with NPC of the Philippines.

     As of December 31, 2001, a failure by the Sual or Pagbilao lenders to extend the temporary waivers or provide permanent waivers with respect to the defaults under the Sual or Pagbilao credit agreements would have caused cross-defaults under the credit facility for Mirant Asia-Pacific, a subsidiary of Mirant Corporation and an indirect parent company of Sual and Pagbilao. As of December 31, 2001, the aggregate principal amount outstanding under the Mirant Asia-Pacific credit facility was approximately $792 million. Although no assurances can be given that, in the event of such cross-defaults, the Mirant Asia-Pacific lenders will refrain from declaring a default or accelerating the loan, at December 31, 2001, Mirant does not anticipate that such lenders will declare a default and accelerate the loan in the event of such cross-defaults. In addition, although Mirant believes that, in the event of an acceleration, it would be able to refinance the Mirant Asia-Pacific loan, Mirant can give no assurances to such effect. If Mirant does not repay or refinance such loans upon acceleration, the loss of the cash flow and assets of Mirant Asia-Pacific would have a material adverse effect on it. Further, the Mirant Asia-Pacific loan matures in January 2002 and, as a result of the potential cross-defaults, Mirant Asia-Pacific may be unable to refinance such loan on acceptable terms. In such event, Mirant may repay the Mirant Asia-Pacific loan with amounts borrowed by it under existing Mirant credit facilities, using borrowing capacity that could be used to fund other investment activities. Further, in the event that a Sual or Pagbilao cross-default occurs and the Mirant Asia-Pacific lenders declare a default under the credit facility, Mirant Asia-Pacific would be prohibited under its credit facility from making distributions. As a result, amounts that would otherwise be available for distribution would not be available to Mirant to repay indebtedness or fund investment activities. See Note 18 for additional information on the Mirant Asia-Pacific loan.

   Convertible Senior Debentures

     In May 2001, Mirant Corporation completed the issuance of $750 million of convertible senior debentures bearing an annual interest rate of 2.5%, subject to upward adjustment commencing on June 15, 2004, depending on the market price of its common stock. The debentures mature on June 15, 2021 and have an equivalent initial conversion price of $67.95 per share based on the issue price of the debentures. Holders of the debentures have the right to require the Company to purchase all or a portion of their debentures on June 15, 2004, June 15, 2006, June 15, 2011 and June 15, 2016, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Mirant may repurchase such securities with cash or common stock, at its election, and intends to use cash for such purposes for securities of this nature. Mirant has the right to redeem for cash, some or all of the debentures at any time after June 18, 2006 at a price equal to 100% of principal amount plus accrued and unpaid interest.

   Preferred Securities and Related Notes Receivable from Southern Company

    In a series of transactions during 1998 and 1997, subsidiaries of Mirant borrowed $350 million and $682 million, respectively, dollar denominated income preferred securities. The securities are due between 2027 and 2037 with fixed interest rates between 6.875% and 8.235%. Mirant entered into a swap agreement to effectively convert the $82 million security borrowed in 1997 to British Pounds Sterling at the time of issuance. This amount is not included in 2001 or 2000, as WPD is no longer consolidated for accounting purposes effective December 1, 2000.

    The subsidiary obligated mandatorily redeemable preferred securities were issued by special purpose financing entities of Mirant. Substantially all of the assets of these special financing entities are junior subordinated notes issued by subsidiaries of Mirant in the amount of $979 million and held by Southern. Payment terms and interest rates on the note receivables from Southern are identical to the related preferred securities. The notes are due between 2027 and 2037 with fixed interest rates between 6.875% and 8.19%. These receivables from Southern are included in notes receivable in the accompanying consolidated balance sheet at December 31, 2000. The preferred securities and related notes receivable were transferred to Southern as part of Mirant's separation from Southern during 2001.

   Convertible Trust Preferred Securities

    In October 2000, Mirant Trust I closed the sale of 6.9 million convertible trust preferred securities for an initial price of $50.00 per preferred security. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $334 million.

    Unless Mirant redeems the debentures, and subject to its right to elect a cash settlement, holders of preferred securities will have the right to convert the preferred securities into shares of Mirant's common stock at any time prior to October 1, 2030. Preferred securities that have been called for redemption may only be converted on or before the business day prior to the close of business on the applicable redemption date. The preferred securities will convert into Mirant common stock at an initial conversion rate of 1.8182 shares of common stock for each preferred security. This conversion rate is equivalent to the conversion price of $27.50 per share of Mirant common stock. The initial conversion rate may be subject to adjustment. Upon conversion of a preferred security, a corresponding debenture held by the trust will be canceled.

8.    Income Taxes

     Details of the income tax provision for the years ended December 31, 2001, 2000 and 1999 are as follows (in millions):
                                                            2001    2000    1999
                                                            ----    ----    ----
       Income Tax Provision (Benefit):
       Income tax from continuing operations:
         United States:
            Current provision (benefit).................   $ 80     $ 44   $(16)
            Deferred provision .........................    183       43     36
         International:
            Current (benefit) provision.................     (1)      (2)    18
            Deferred (benefit) provision................     (2)       1     91
                                                           ------- ------- -----
              Total provision from continuing
                 operations.............................   $260      $86   $129
                                                           ====    =====  ======
       Income tax from discontinued operations:
            Current benefit.............................    (14)     (90)   (54)
             Deferred provision..........................    11       70     39
                                                           ------  ------- -----
               Total benefit from discontinued operations   $(3)    $(20)  $(15)
                                                           =====   ======= =====

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows (in millions):

                                                    2001     2000
                                                   -----    ------
     Deferred Tax Assets:
     Obligations under energy delivery and
       purchase commitments.....................  $  775   $  820
     Capital loss carryforward.................      128       98
     Employee benefits.........................      113       81
     Reserves..................................       89       38
     Accumulated other comprehensive income....       63       55
     Operating loss carryforwards .............       33        7
     Deferred costs............................       24       18
     Deferred revenue..........................       15        7
                                                  ------   ------
       Total...................................   $1,240   $1,124
     Deferred Tax Liabilities:
     Property and intangible assets............     (423)    (457)
     Energy marketing and risk management
       contracts...............................      (75)     (46)
     Tax accrued on foreign earnings...........       (5)     (31)
     Other.....................................      (80)     (34)
                                                  ------   ------
       Total...................................     (583)    (568)
                                                  ------   ------
       Net deferred tax assets ................   $  657   $  556
                                                  ======   ======

     Deferred tax assets and liabilities attributable to the same tax jurisdiction are netted where appropriate in the accompanying consolidated balance sheets.

    A reconciliation of Mirant's federal statutory income tax rate to the effective income tax rate for continuing operations for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                2001    2000    1999
                                               -------  ----  ------
        Statutory income tax rate.........        35%    35%     35%
        State income tax, net of federal
        benefit...........................         6      4       1
        Equity income.....................        (7)    (6)     (1)
        Tax accrued on foreign earnings...         1     (3)      -
        Permanent deferral of foreign
        earnings..........................        (9)   (14)    (10)
        Tax credits.......................        (1)    (3)     (3)
        Other.............................         4      4      (3)
                                               ------- ----   -----
           Effective income tax rate.......       29%    17%     19%
                                               =====   =====  =====

    The difference between the statutory rate and the effective income tax rate for discontinued operations for 2001, 2000 and 1999 is primarily due to the utilization of domestic tax credits.

     Mirant will file a consolidated federal income tax return with Southern and its subsidiaries for the period beginning January 1, 2001 and ending April 2, 2001. Mirant will file a consolidated federal income tax return for the period beginning April 3, 2001 and ending December 31, 2001. Under a joint income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis, and tax payments and refunds are allocated to each entity based on this computation.

     The undistributed earnings of certain foreign subsidiaries aggregated $677 million as of December 31, 2001, which, under existing tax law, will not be subject to United States income tax until distributed. On July 1, 2000, Mirant adopted a strategy under which only a portion of the future earnings of certain foreign subsidiaries will be deferred in order to reinvest funds for further growth in Asia, fund construction efforts or service debt obligations. The remaining earnings will be repatriated for reinvestment elsewhere in the world or to service parent debt obligations. Of the total undistributed earnings, provisions for United States taxes have not been accrued on $428 million related to earnings that have been, or are intended to be, permanently reinvested.

9.    Financial Instruments

Energy Marketing and Risk Management Activities

     Mirant provides energy marketing and risk management services to its customers in the North American and European markets. These services are provided through a variety of exchange-traded and OTC energy and energy-related contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements.

     These contractual commitments are presented as energy marketing and risk management assets and liabilities in the accompanying consolidated balance sheets and are accounted for using the mark-to-market method of accounting in accordance with EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Accordingly, they are reflected at fair value in the accompanying consolidated balance sheets. The net changes in their market values are recognized in income in the period of change.

     The energy marketing and risk management operations engage in risk management activities with counterparties. All such transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments related to these activities are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments, including derivatives used for these purposes, are recorded at fair value in the accompanying consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     The volumetric weighted average maturities, or weighted average tenor of the portfolio, at December 31, 2001 were 2.8 years and 4.1 years for the North American portfolio and European portfolio, respectively. The net notional amount, or net open position, of the energy marketing and risk management assets and liabilities at December 31, 2001 was approximately 8 million equivalent megawatt-hours. This is equivalent to approximately 1,000 MW, or approximately 5% of Mirant's generation portfolio. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

    Certain financial instruments that Mirant uses to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133 and therefore, the fair values of these instruments are included in energy marketing and risk management assets and liabilities in the consolidated balance sheets. The fair values and average values of Mirant's energy marketing and risk management assets and liabilities as of December 31, 2001 are included in the following table (in millions). The average values are based on a monthly average for 2001.

                                       Energy Marketing and Risk      Energy Marketing and Risk
                                           Management Assets            Management Liabilities
                                     ----------------------------- -------------------------------
                                                       Value at                       Value at
                                        Average       December 31,      Average      December 31,
                                         Value           2001           Value           2001
                                     --------------- -------------- -------------- ----------------
Energy commodity instruments:

Electricity..........................     $1,113         $    756        $ 1,174       $    671
Natural gas..........................      1,337            1,366          1,081          1,314
Crude oil............................        110                5            111              6
Other................................         91               40            154             42
                                       -----------  --------------  ------------  -----------------
  Total..............................     $2,651         $  2,167        $ 2,520       $  2,033
                                       ===========  ==============  ============  ==================

Derivative Hedging Instruments

     Mirant uses derivative instruments to manage exposures arising from changes in interest rates, commodity prices and foreign currency exchange rates. Mirant's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During 2001, $143 million of pre-tax derivative net gains were reclassified to operating income, $25 million of pre-tax derivative net losses were reclassified to interest expense and $9 million of pre-tax derivative net gains were reclassified to other income, net. The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment but may be less than 100% effective. For example, a derivative instrument specifying one location may be used to hedge a risk at a different location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During 2001, $5 million of pre-tax gains arising from hedge ineffectiveness were recognized in other income, net. The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

   Interest Rate Hedging

     Mirant's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the original remaining life of the hedging instrument, provided the underlying hedged transactions are still probable. Otherwise the gains and losses will be recorded currently in earnings.

   Commodity Price Hedging

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

     At December 31, 2001, Mirant had a net derivative hedging asset of approximately $126 million. The fair value of its commodity hedging financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At December 31, 2001, Mirant had contracts that related to periods through 2010. The net notional amount, or net open position, of the derivative hedging instruments at December 31, 2001 was 4 million equivalent megawatt-hours. This is equivalent to approximately 500 MW, or 3% of Mirant's generation portfolio. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, this amount is not a measure of market risk.

   Foreign Currency Hedging

     Mirant uses cross-currency swaps and currency forwards to hedge its net investments in certain foreign subsidiaries. Gains or losses on these derivatives designated as hedges of net investments are reflected in OCI, net of tax, and are offset against the translation effects reflected in OCI, net of tax.

     Mirant also utilizes currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. In addition, Mirant utilizes cross-currency swaps that offset the effect of exchange rate fluctuations on foreign currency denominated debt and fixes the interest rate exposure. Certain other assets are exposed to foreign currency risk. Mirant designates currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. When these hedging strategies qualify as cash flow hedges, the gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings to the same revenue or expense category as the hedged transaction.

   Interest Rate and Currency Swaps

     The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On virtually all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives mitigate Mirant's exposure arising from certain foreign currency transactions.


                             Year of Maturity                         Number of        Notional      Unrecognized
           Type               or Termination     Interest Rates    Counterparties       Amount       (Loss) Gain
--------------------------- -------------------- ---------------- ------------------ ------------- -----------------
                                                                                             (in millions)
Interest rate swaps....          2002-2012         3.85%-7.03%            5              $874         $      (44)
                                 2002-2007         4.98%-5.79%            3               353                 (8)
Cross currency swaps...            2002                --                 2         (pound)22                  2
Currency forwards......          2002-2004             --                 2          (1)CAD67                  -
                                   2002                --                 4         (pound)36                  -
                                   2002                --                 5             1,600                (10)
                                   2002                --                 2             AUD32                  -
                                                                                                      ----------
                                                                                                      $      (60)
                                                                                                      ==========

(pound) - Denotes British pounds sterling
 - Denotes Eurodollar
CAD - Denotes Canadian dollar
AUD - Denotes Australian dollar
(1) Contracts with a notional amount of CAD54 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met.

     The unrecognized gain/loss for interest rate swaps is determined based on the estimated amount that Mirant would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrecognized gain/loss for cross-currency financial instruments is determined based on current foreign exchange rates.

   Other Financial Instruments

      In October 2001, Mirant Americas Energy Marketing entered into a prepaid gas transaction. As a result of this transaction, Mirant Americas Energy Marketing received a $218 million payment in October 2001 in exchange for financial settlements to be made over a three-year period. Approximately 10% of the contract notional quantity will settle in October 2002 and October 2003, respectively, and the remaining 80% will settle in October 2004. The amount of these settlements will be based on fixed notional quantities of gas at index prices on the date of each settlement. Simultaneous with entering into the prepaid gas transaction, Mirant Americas Energy Marketing entered into a natural gas swap with a third-party independent of the gas transaction to fix the price of the natural gas to be settled under the prepaid gas transaction at approximately $250 million. The estimated obligation related to this transaction is included in current and noncurrent liabilities on Mirant's consolidated balance sheet at December 31, 2001 and the cash received in October is reflected in cash from operations in the accompanying consolidated statement of cash flows for the year ended December 31, 2001. The obligations of Mirant Americas Energy Marketing under this transaction are guaranteed by Mirant Corporation.

   Fair Values

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at market or fair value include cash and interest-bearing equivalents, financial instruments used for energy marketing and risk management purposes, commodities and related instruments used for energy marketing and risk management purposes, including options and contractual commitments. See the Derivative Hedging Instruments section in this note where commodity contracts for hedging purposes are discussed. The following methods were used by Mirant to estimate the fair value of all other financial instruments not carried at fair value on the accompanying consolidated balance sheets:

        Notes Receivable. The fair value of Mirant's notes receivable is estimated using interest rates it would receive based on similar types of arrangements.

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

    The carrying or notional amounts and fair values of Mirant's financial instruments at December 31, 2001 and 2000 were as follows (in millions):

                                                                                2001               2000
                                                                         -----------------  -----------------
                                                                         Carrying   Fair    Carrying   Fair
                                                                          Amount    Value    Amount    Value
                                                                         -------  --------  ---------  --------
                      Notes receivable, including current portion.....   $ 311     $ 311     $ 1,553   $ 1,553
                      Notes payable and long- and short-term debt.....   8,483     7,884       7,086     6,553
                      Subsidiary obligated mandatorily redeemable
                       preferred securities............................      0         0         950       934
                      Company obligated mandatorily redeemable
                       securities of a subsidiary holding solely parent
                       company debentures.............................     345       280         345       428

10.    Capital Transactions

     In December 2001, Mirant completed a public offering of 60 million shares of its common stock for a price of $13.70 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $759 million.

     During 2000, Mirant completed an initial public offering of 66.7 million shares of its common stock for a price of $22.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $1.38 billion.

11.    Commitments and Contingent Matters

Litigation and Other Contingencies

Reliability-Must-Run Agreements: Mirant's subsidiaries acquired generation assets from Pacific Gas and Electric Company ("Pacific Gas and Electric") in April 1999, subject to reliability-must-run ("RMR") agreements. These agreements allow the California Independent System Operator ("CAISO"), under certain conditions, to require certain of Mirant's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant assumed these agreements from Pacific Gas and Electric prior to the outcome of a Federal Energy Regulatory Commission ("FERC") proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant by the CAISO under the RMR agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the RMR agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant for the period from June 1, 1999 through the final disposition of the appeal. On June 7, 2000, the administrative law judge ("ALJ") presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant appealed the ALJ's decision to the FERC.

     If Mirant is unsuccessful in its appeal of the ALJ's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of December 31, 2001 would have been approximately $219 million; however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund. If Mirant is unsuccessful in its appeal, Mirant plans to pursue other options available under the RMR agreements to mitigate the impact of the ALJ's decision upon its future operations. The outcome of this appeal is uncertain, and Mirant cannot provide assurance that it will be successful.

     Defaults by SCE and Pacific Gas and Electric and Bankruptcy of Pacific Gas and Electric: On January 16 and 17, 2001, the credit and debt ratings of Southern California Edison ("SCE") and Pacific Gas and Electric were lowered by Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") to "non-investment grade" status. On January 16, 2001, SCE indicated that it would suspend indefinitely certain obligations including a $215 million payment due to the California Power Exchange Corporation ("PX") and a $151 million payment due to a qualifying facility. On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant. On September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Under the terms of the proposed plan, unsecured creditors such as Mirant would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years.

California PX Bankruptcy: On March 9, 2001, the California PX filed for bankruptcy. Mirant Americas Energy Marketing has been named to the participants' committee. The PX's ability to repay its debt is directly dependent on the extent that it receives payments from Pacific Gas and Electric and SCE and on the outcome of its litigation with the California state government. As of December 31, 2001, the total amount owed to Mirant by the CAISO and the PX was $361 million. The total amount of provisions made during 2000 and 2001 in relation to uncertainties in the California power market was $295 million pre-tax. It is uncertain what effect the PX's bankruptcy will have on the receivables owed to the Company.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the DWR authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and Pacific Gas and Electric. The CAISO and PX have not paid the full amounts owed to Mirant's subsidiaries for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and Pacific Gas and Electric for deliveries to their customers. On May 24, 2001, Mirant entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity. The contract runs through December 31, 2002.

California Rate Payer Litigation: Six lawsuits have been filed and coordinated in the Superior Courts for San Diego County alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta, LLC ("Mirant Delta") and Mirant Potrero, LLC ("Mirant Potrero"), engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Three of the suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant. The final outcome of these lawsuits cannot now be determined.

Western Power Markets Investigations: The California Public Utilities Commission ("CPUC"), the California Senate, the San Joaquin District Attorney and the Attorney General's offices of Washington, Oregon and California have each launched civil and criminal investigations into the California energy markets that have resulted in the issuance of subpoenas of several of Mirant's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. The California Attorney General issued its subpoena to Mirant in February 2001 under the following caption: "In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California." Each of these subpoenas, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Also, on April 18, 2001, the Attorney General filed suit against the Company in the San Francisco Superior Court seeking to compel it to produce documents in the investigation. With respect to both the CPUC and the California Attorney General's office, there is ongoing litigation between Mirant and these agencies regarding the scope of the subpoenas and the confidentiality of the Company's documents. Despite the various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process.

     While Mirant will vigorously defend against any claims of potential civil liability or criminal wrongdoing asserted against the Company or its subsidiaries, the results of such investigations cannot now be determined.

State Line: On July 28, 1998, an explosion occurred at the Company's State Line plant causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant, five of which were filed in Cook County, Illinois. Mirant has settled the claim of one of these plaintiffs, but the settlement agreement still requires court approval. Mirant filed a motion to dismiss the five Cook County cases in 1998 for lack of "in personam" jurisdiction and is in the process of appealing the denial of these motions. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made; however, the Company has significant insurance coverage for losses occurring as a result of the explosion.

Enron Bankruptcy Proceedings: On December 2, 2001, Enron, along with several of its subsidiaries, filed for bankruptcy. As of December 31, 2001, the total amount owed to Mirant by Enron was approximately $77 million. Based on a reserve recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

California Price Mitigation and Refund Proceeding: On June 19, 2001, the FERC issued an order that provides for price mitigation in all hours in which power reserves fall below 7 %. During these emergency hours, the FERC will use a formula based on the marginal costs of the highest cost generator called on to run to determine the overall market clearing price. This price mitigation includes all spot market sales in markets throughout the Western System Coordinating Council. This price mitigation was implemented on June 20, 2001 and will extend until September 30, 2002. The FERC requires that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour. Mirant cannot predict how the FERC will rule on any future requests or justifications for prices higher than the mitigated price during future months.

    On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. Hearings are scheduled to be held in March 2002 and June 2002. In the July 25 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including a Mirant subsidiary, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The FERC ALJ has concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. Mirant cannot predict the outcome of this proceeding. If the Company were required to refund such amounts, its subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf. In addition, Mirant's subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the state of New York concerning the air quality control implications of various repairs and maintenance activities of Mirant New York at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the state. The state of New York issued notices of violation to some of the utilities being investigated. The state issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions which the state of New York may require. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from historical operations, but Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Mirant New York is engaged in discussions with the state to explore a resolution of this matter.

     In January 2001, the U.S. Environmental Protection Agency (the "EPA"), issued a request to Mirant Mid-Atlantic for information under the Clean Air Act concerning the air permitting implications of past repair and maintenance activities at its Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. Mirant Mid-Atlantic has responded fully to this request.

     The Company cannot provide assurance that lawsuits or other administrative actions against its power plants will not be filed or taken in the future. If an action is filed against the Company or its power plants and it is judged to not be in compliance, this could require substantial expenditures to bring the Company's power plants into compliance and have a material adverse effect on its financial condition, cash flows and results of operations.

     In addition to the matters discussed above, Mirant is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position. The Company books estimated losses from contingencies when information available indicates that a loss is probable in accordance with SFAS No. 5, "Accounting for Contingencies."

Commitments and Capital Expenditures

     Mirant has made firm commitments to buy materials and services in connection with its ongoing operations and planned expansion and has made financial guarantees relative to some of its investments.

     The material commitments are discussed in the following sections.

   Energy Marketing and Risk Management

    Mirant Corporation had approximately $1.22 billion trade credit support commitments outstanding as of December 31, 2001, which included $436 million of letters of credit, $178 million of net cash collateral posted and $607 million of parent guarantees, as compared to approximately $883 million trade credit support commitments, which included $363 million of outstanding letters of credit, $51 million of net cash collateral held and $571 million of parent guarantees, as of December 31, 2000.

     Mirant Corporation has also guaranteed the performance of its obligations under a multi-year agreement entered into by Mirant Americas Energy Marketing with Brazos Electric Power Cooperative ("Brazos"). Under the agreement, effective January 1999, Mirant Corporation provides all the electricity required to meet the needs of the distribution cooperatives served by Brazos. Mirant Corporation is entitled to the output of Brazos' generation facilities and its rights to electricity under power purchase agreements Brazos has entered into with third parties. Mirant Corporation's guarantee was $65 million at December 31, 2001, a decrease of $5 million from December 31, 2000. Mirant Corporation is subject to regulatory and commercial risks under this energy requirements contract. Mirant Corporation believes that it has adequately provided for estimated future losses under this contract, which terminates at the end of 2003; however, no assurance can be given that additional losses will not occur.

     Mirant Corporation also has a guarantee related to Pan Alberta Gas, Ltd. of $64 million issued in 2000 and outstanding at December 31, 2001.

     Vastar Resources, Inc. ("Vastar"), a subsidiary of BP p.l.c. ("BP"), and Mirant Corporation had issued certain financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant

Corporation has agreed to indemnify BP against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing (Note 12). At December 31, 2001, such guarantees amounted to approximately $92 million.

     Perryville, in which Mirant has a 50% ownership interest accounted for under the equity method, entered into a 20-year tolling agreement with Mirant Americas Energy Marketing in April 2001. Under the agreement, Perryville will sell all the electricity generated by the facility to Mirant Americas Energy Marketing. At December 31, 2001, the total estimated notional commitment under this agreement was approximately $1.07 billion over the 20-year life of the contract.

     To the extent that Mirant Corporation does not maintain its current investment ratings, it could be required to provide alternative collateral to certain risk management and marketing counterparties based on the value of the Company's portfolio at such time, in order to continue its current relationship with those counterparties. Mirant could also be required to provide alternative collateral related to committed pipeline capacity charges. Such collateral might be in the form of cash and/or letters of credit. There is an additional risk that in the event of a further reduction of Mirant's credit rating that certain counterparties may, without contractual justification, request additional collateral or terminate their obligations to Mirant.

   Turbine Purchases and Other Construction-Related Commitments

    Mirant had agreements to purchase 48 turbines (38 gas turbines and 10 steam turbines) to support the Company's ongoing and planned construction efforts. Mirant's options to purchase an additional 32 turbines expired unexercised on December 31, 2001. Minimum termination amounts under all purchase contracts consisted of a refund of $87 million resulting from Mirant's payments exceeding the minimum termination amounts at December 31, 2001. At December 31, 2001, total amounts to be paid under the agreements if all turbines were purchased as planned were estimated to be $450 million. At December 31, 2001, other construction-related commitments totaled approximately $1.05 billion.

     In addition to these commitments, Mirant, through certain of its subsidiaries, has two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to two separate, independent third party owners. For the first facility, which is a $1.80 billion notional value facility, contracts for 46 turbines (32 gas turbines and 14 steam turbines) have been assigned to a third party trust. Tranche one of this facility is $700 million, and tranche two, which requires cash collateralization in order to be drawn, is $1.10 billion. All amounts outstanding under tranche one are required to be cash collateralized after April 2004. Mirant Americas Development Capital acts as the trust's agent with regards to obligations under the equipment purchase contracts. For the second facility, which is a Euro 1.10 billion notional value facility, contracts for nine engineered equipment packages ("power islands") have been assigned to a third party owner incorporated in The Netherlands. Tranche one of this facility is Euro 600 million, and tranche two, which requires cash collateralization to be drawn, is Euro 500 million. Mirant Asset Development and Procurement B.V. acts as the third party owner's agent with respect to the obligations under the power island purchase contracts.

     As part of these assignments, Mirant's subsidiaries have entered into agency agreements with the respective third-party owners whereby Mirant is required to manage procurement of this equipment. Under the agency agreements, Mirant maintains purchase options for each individual turbine and power island, which, subject to certain conditions, may be assigned to other third parties. In addition to the purchase options under the agreements, Mirant also maintains options to lease the turbines and the power islands after completion. Under the Mirant Asset Development and Procurement B.V. equipment procurement facility, the lease is required to be cash collateralized. If upon the end of the respective terms of the agreements Mirant has failed to exercise either its purchase options or lease options for each turbine and power island, Mirant may participate in the re-marketing of this equipment. Mirant has guaranteed the respective obligations of Mirant Americas Development Capital and Mirant Asset Development and Procurement B.V. in connection with the equipment procurement facilities, including certain payment obligations equal to approximately 89.9% of equipment costs (including financing costs), of which approximately $385 million was incurred as of December 31, 2001. Additionally, if Mirant had elected to exercise its purchase options with respect to all of the turbines and power islands and to terminate the procurement contracts at December 31, 2001, minimum termination amounts due under the turbine and power island procurement contracts would have been $451 million. At December 31, 2001, if the purchase options or options to lease the turbines and power islands are exercised, total commitments under the procurement contracts would be approximately $2.43 billion as of December 31, 2001. See Note 18 for additional information on turbine purchases and other construction-related commitments.

   Long-term Service Agreements

     Mirant has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine and combined-cycle generating plants. These agreements may be terminated at no cost in the event a planned construction project is cancelled prior to shipment of the associated turbine. As of December 31, 2001, the minimum termination amount for long-term service agreements associated with completed and shipped turbines was $495 million, and the total estimated commitments for long-term service agreements for turbines shipped as of December 31, 2001 were approximately $642 million.

   Power Purchase Agreements

    Under the asset purchase and sale agreement for Potomac Electric Power Company ("PEPCO"), Mirant assumed the obligations and benefits of five power purchase agreements with a total capacity of 735 MW (Note 12). Three of the power purchase agreements represent 730 MW. At December 31, 2001, the estimated commitments under the agreements were $1.68 billion, of which $534 million is included in obligations under energy delivery and purchase commitments in the consolidated balance sheets. The agreements will continue to be in effect through 2021.

   Fuel Commitments

     Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $142 million at December 31, 2001. These agreements will continue to be in effect through 2011. In addition, Mirant has a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the daily spot rate then prevailing at each delivery point. The agreement will continue to be in effect through December 31, 2007, unless terminated sooner. The estimated commitment for the term of this agreement based on current spot prices is $4.96 billion as of December 31, 2001. Because this contract is based on the current spot price at the time of delivery, Mirant has the ability to sell the gas at the same spot price, thereby, offsetting the full amount of its commitment related to this contract. In the event the Company does not maintain its current credit ratings BP could request additional collateral. Based on the Company's current estimate, Mirant could be required to post approximately $270 million of additional collateral.

   Operating Leases

     Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $124 million, $17 million and $17 million during the years ended December 31, 2001, 2000 and 1999, respectively.

     Mirant entered into lease transactions that provided approximately $1.50 billion, net of associated expenses, of the purchase price at the closing of the PEPCO transaction (Note 12). The leases are treated as operating leases for book purposes whereby one of Mirant's subsidiaries records periodic lease rental expenses.

     The following table summarizes Mirant's obligations discussed above excluding the BP contract. As of December 31, 2001 Mirant has the following annual commitments for long-term service, turbine purchases, turbine procurement facilities, fuel, power purchases and operating leases (in millions):



                                Long-Term       Turbine       Turbine                             Power
                                 Service       Purchase      Procurement   Fuel/Transportation   Purchase     Operating
                                Agreements    Commitments    Facilities        Commitment       Agreements      Leases
                               ------------------------------------------------------------------------------------------

      Fiscal Year Ended:
      2002.................... $   45          $  450         $  459           $ 21              $   244        $  226
      2003....................     58               0          1,372             21                  264           206
      2004....................     58               0            579             22                  264           175
      2005...................      55               0             24             22                  264           169
      2006....................     51               0              0             22                  104           158
      Thereafter..............    375               0              0             34                1,611         2,688
                                -----           ------        ------           ----              -------        ------
      Total minimum payments.. $  642          $  450         $2,434           $142              $ 2,751        $3,622
                               ======          ======         ======           ====              =======        ======

Environmental Guarantee

    In June 2001, Mirant entered into an air permit guarantee and a wastewater discharge permit guarantee in connection with a loan agreement between Perryville (Note 1) and its lenders. Under these guarantee agreements, Mirant guaranteed the debt payments under the loan agreement if Perryville does not obtain or achieve necessary air and wastewater discharge permit compliance. These guarantee agreements will continue to be in effect through 2003. Perryville began to commercially operate a 150 MW, natural gas-fired, simple-cycle unit in Louisiana in July 2001 and is constructing a 562 MW natural gas-fired combined-cycle unit that is expected to be completed in 2002. At December 31, 2001, the outstanding balance under the loan agreement was approximately $240 million. Mirant has entered into a separate agreement with Cleco Midstream Resources, LLC ("Cleco"), who holds the remaining 50% ownership interest in Perryville, under which Mirant is paid a fixed percentage fee based on 50% of the outstanding draws under the loan agreement for providing the loan agreement guarantees on behalf of Cleco.

Labor Subject to Collective Bargaining Agreements

     At its Midwest business unit, Mirant has a labor contract with the United Steel Workers that extends to January 1, 2004 and involves 91 employees at the State Line facility in Indiana, as well as 12 employees at the Zeeland, Michigan facility and another 4 employees at the Sugar Creek (Terre Haute), Indiana facility. These union employees represent approximately 75% of the facilities' total personnel.

     At its Mid-Atlantic facilities located in Washington D.C., Maryland and Virginia, Mirant has a labor contract with the International Brotherhood of Electrical Workers that covers approximately 680 employees, or 70% of Mirant's Mid-Atlantic facilities total personnel. The term of the Agreement extends to May 31, 2003 and continues for succeeding periods of 12 calendar months each, unless either party, prior to April 1, 2003, or April 1 of any year thereafter, serves written notice of its desire to amend and/or terminate the Agreement as of the following June 1.

      Mirant's California business has a labor contract with the International Brotherhood of Electrical Workers that extends to October 2004. This contract covers approximately 157 employees, or 75% of Mirant's California total personnel.

     Mirant's New York business has a labor contract with the International Brotherhood of Electrical Workers that extends to June 2003 and involves approximately 165 employees, or 70% of Mirant's New York total personnel.

     Mirant Kendall, a subsidiary of Mirant located in Cambridge, Massachusetts has extended its contract with the Utilities Workers' Union of America to March

2003. Mirant Canal, a subsidiary of Mirant located in Sandwich, Massachusetts has a labor contract with the Utilities Workers' Union of America that expires on May 31, 2006. These contracts involve approximately 77% and 61% of each facility's employees.

     JPSCo, of which Mirant owns an 80% interest, has four labor contracts. The four contracts are with the Managers' Association, the Union of Technical Administrative and Supervisory Personnel ("UTASP"), the National Workers' Union ("NWU") and the Bustamante Industrial Trade Union ("BITU"). These contracts involve approximately 13%, 27%, 27% and 19%, respectively, of JPSCo's total personnel. The contract with the Managers' Association expired on November 30, 2001, and the contracts with the UTASP, NWU and BITU expired on December 31, 2001. Negotiations are currently underway with respect to new contracts.

      Grand Bahama Power, of which Mirant owns a 55.4% interest, has two labor contracts with the Bahamas Industrial Engineers, Managerial and Supervisory Union and the Commonwealth Electrical Workers Union that extend to December 31, 2004 and March 31, 2005, respectively. These contracts involve approximately 19% and 73%, respectively, of Grand Bahama Power's total personnel.

Uncertainties Related to Contract Sales

     Several of Mirant's significant power generation facilities rely on either Power Purchase Agreements or Energy Conversion Agreements ("ECAs" and collectively with the Power Purchase Agreements, the "Power Contracts") with one or a limited number of entities for the majority of, and in some cases all of, the relevant facility's output over the life of the Power Contracts.

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

    Mirant has entered into two significant Power Contracts. These two contracts are ECAs between subsidiaries of Mirant Asia-Pacific and the NPC of the Philippines. The contract for the Pagbilao plant is for 29 years and terminates in August 2025. The contract for the Sual plant is for 25 years and terminates in October 2024. The contracted capacity is 735 MW and 1,000 MW for Pagbilao and Sual, respectively. The capacity fees are payable as compensation for capacity available for power generation. These fees consist of capital recovery fees, fixed operating fees, infrastructure fees and the components of service fees. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to dispatch level of the plant. The energy fees are based on energy sold and are designed to cover variable operating and maintenance costs. In accordance with the contracts, NPC assumes all fuel procurement risks, including price and delivery.

Minority Shareholder Put Options

     Sual

    Under shareholder agreements, the minority shareholders of the Mirant Asia-Pacific subsidiary which holds the Sual project ("MSC") can exercise a put option requiring Mirant Asia-Pacific and/or its subsidiaries who hold the shares of MSC to purchase the minority shareholders' interests in the project. The put option can be exercised (i) between December 21, 2002 and December 21, 2005, the third and sixth anniversaries of the completion of the project construction or,
(ii) in the event of any change in control, a change in MSC's charter documents or the transfer of sponsor in violation of the sponsor support agreement on the earlier of the date of such changes/events or December 21, 2011, the twelfth anniversary of the completion of project construction. The price would be determined by a formula including the discounted future annual net cash flow less the total liabilities outstanding plus the current assets as of the date of the put notice. Discounted future annual net cash flow is comprised of capacity and energy fees less operating and maintenance costs less capital expenditures. If, at any time, MSC proposes to transfer shares to any proposed transferee (other than public offering), MSC shall afford each of the minority shareholders the opportunity to participate proportionately in such stock transfer. However, management does not currently expect all parties to exercise their options.

       Pagbilao

    Under shareholder agreements, the minority shareholders of the Mirant Asia-Pacific subsidiary which holds the Pagbilao project ("MPagC") can exercise a put option requiring Mirant Asia-Pacific and/or its subsidiaries who hold shares of MPagC to purchase the minority shareholders' interests in the project. The put option can be exercised (i) between August 5, 2002 and August 5, 2008, the sixth and twelfth anniversaries of the completion of the project construction or, (ii) in the event of any change in control, a change in MPagC's charter documents or the transfer of sponsor in violation of the sponsor completion support agreement. The put option may be exercised on the earlier of the date of such changes/events or August 5, 2008, the twelfth anniversary of the completion of project construction. The price would be determined by a formula including the discounted future annual net cash flow less the total liabilities outstanding plus the current assets as of the date of the put notice. Discounted future annual net cash flow is comprised of capacity and energy fees less operating and maintenance costs less capital expenditures. If, at any time, MPagC proposes to transfer shares to any proposed transferee (other than public offering), MPagC shall afford each of the minority shareholders the opportunity to participate proportionately in such stock transfer. However, management does not currently expect all parties to exercise their options.

Employee Contracts

     Certain executives of the Company have contracts, which generally provide benefits in the event of termination or involuntary resignation for "good reason" accompanied by a change in control of Mirant, as defined. Employment agreements provide for severance payments not in excess of three times annual base salary and bonus and the continuation for stipulated periods of other benefits, as defined.

     Upon a preliminary change in control, a Rabbi trust is funded to protect the benefits described above for all covered employees. As of December 31, 2001, the Company had accrued approximately $40 million related to earned benefits under these contracts.

12.    Business Developments

Sale of EDELNOR: On December 31, 2001, Mirant completed the sale of its 82.3% interest in EDELNOR for total consideration of $4.5 million. Mirant's sale of EDELNOR resulted in a reduction to its long-term debt of approximately $346 million (Note 2).

TransCanada PipeLines Limited ("TransCanada"): In December 2001, Mirant acquired the majority of the gas marketing business of TransCanada for approximately $120 million. The transaction, accounted for under the purchase method of accounting, included the purchase of the majority of TransCanada's natural gas trading and marketing business and the related natural gas transportation and storage contracts. TransCanada also sold to Mirant the "netback pool," which markets the aggregated supply from 550 Canadian natural gas producers. As the TransCanada acquisition was recently completed, Mirant has not finalized the purchase price allocation.

Castex: In August 2001, Mirant acquired a 75% working interest in 18 natural gas and oil producing fields as well as 206,000 acres of mineral rights in southern Louisiana from Castex and a number of its affiliates for approximately $162 million. Castex, a privately held Houston-based oil and gas producer, will retain an interest in the properties and will continue to operate them.

Bewag: On June 28, 2001, Mirant purchased an additional 18.8% interest in Bewag for approximately $448 million. Bewag is an electric utility serving over 2 million customers in Berlin, Germany. This additional purchase gave Mirant a 44.8% ownership position in Bewag and joint control of the company with Hamburgische Electricitaets-Werke AG. On December 3, 2001, Mirant announced that it had entered into an agreement in which Vattenfall AB will buy Mirant's 44.8% ownership position in Bewag for approximately $1.63 billion (Note 18). During December 2001, in anticipation of the Bewag closing, Mirant's related net investment hedges were terminated, generating cash proceeds of $38 million. This amount is reflected as proceeds received from the sale of investments in the accompanying consolidated statement of cash flows.

Commercial Insurance: The worldwide commercial insurance industry has steadily contracted since mid-year 2000 making property and business interruption insurance coverage less available and more expensive. The September 11, 2001 attacks on the World Trade Center and Pentagon have further weakened the markets' condition. Mirant's deductibles for property insurance have increased from an average of $750,000 per occurrence to $5 million per occurrence, and business interruption deductibles have increased from an average of 45 days per occurrence to 60 days per occurrence. Mirant's maximum exposure for catastrophic events has increased from $10 million to $35 million. The limits available for such insurance, excluding terrorism and sabotage, have also been reduced but still exceed several hundred million dollars per occurrence. This change in Mirant's insurance coverage took effect on the November 1, 2001 renewal date.

    The availability of terrorism and sabotage insurance is also significantly reduced due to the September 11, 2001 attacks. In response, Mirant has a new program for physical damage and business interruption arising from terrorism or sabotage events. The program provides for worldwide coverage limited to $100 million with deductibles of $5 million for physical damage and 60 days for business interruption.

JPSCo: On March 30, 2001, the Company, through its wholly owned subsidiaries, acquired 80% of the outstanding shares of JPSCo for $201 million. JPSCo, which was formerly owned and operated by the state, is a fully integrated electric utility on the island of Jamaica. JPSCo operates under a 20-year All-Island Electric License, is under the direction of the Ministry of Mining and Energy and is subject to monitoring and rate regulation by the Office of Utilities Regulation.

Transfer of SE Finance Capital Corporation ("SE Finance") and Capital Funding:
In connection with Mirant's separation from Southern, Mirant transferred two of its subsidiaries, SE Finance and Capital Funding, to Southern and redeemed Southern's share of Mirant series B preferred stock on March 5, 2001. As a result of the transfer, Southern has assumed responsibility for all obligations of SE Finance and Capital Funding (Note 14). On April 2, 2001, Southern Company distributed its remaining 80% interest in Mirant to Southern's stockholders completing Mirant's spin-off.

Acquisition of Generating Assets of PEPCO: On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, closed the asset purchase of PEPCO's generation assets in Maryland and Virginia. The net purchase price paid for these acquisitions was approximately $2.75 billion, which includes working capital and capital expenditures of approximately $100 million and approximately $1.50 billion provided by a lease transaction (Note
11). As part of the acquisition, Mirant assumed net liabilities, primarily transition power agreements and obligations under power purchase agreements (Note 11). The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16. The final purchase price allocation is as follows (in millions):

      Current assets.................................  $    47
      Property, plant and equipment..................    1,402
      Goodwill and other intangibles.................    1,487
      Deferred tax asset resulting from acquisition..      771
      Out-of-market (Contractual amount in
      excess of fair value) contract liabilities
      assumed........................................   (2,328)
      Other liabilities..............................     (124)
                                                        -------
          Net purchase price.........................  $ 1,255
                                                        =======

    The acquired assets consist primarily of four generating stations, Morgantown, Chalk Point, Dickerson and Potomac River, which provide approximately 5,256 MW of capacity. Immediately upon completion of the purchase, Mirant Mid-Atlantic, LLC ("Mirant Mid-Atlantic") entered into a $1.50 billion long-term lease transaction with respect to two of the purchased generating facilities (Note 11). In addition to the electric generating stations, Mirant, through its subsidiaries, acquired three separate coal ash storage facilities, a
51.5 mile oil pipeline and an engineering and maintenance service facility and related assets. Mirant also entered into a lease of the land on which the Potomac River station is located, power sales agreements with PEPCO under two separate transition power agreements with terms of up to four years, a local area support agreement with PEPCO requiring the Potomac River station to operate for purposes of supporting a local load pocket and a three-year operation and maintenance agreement for PEPCO's two generating stations located in the District of Columbia. In addition, Mirant assumed five of PEPCO's power purchase agreements totaling 735 MW (Note 11).

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


Hyder Limited ("Hyder"): On October 30, 2000, WPD Limited ("WPDL"), a company controlled jointly by a subsidiary of Mirant and by a subsidiary of PPL Corporation ("PPL"), finalized its acquisition of Hyder for a total purchase price for the ordinary shares of Hyder of approximately (pound)565 million (approximately $847 million), or 365 pence (approximately $5.47) per Hyder share, plus the assumption of approximately (pound)2.1 billion (approximately $3.2 billion) of debt.

     As part of the arrangement between Mirant and PPL, Mirant had a call right to acquire an additional 9% of the shares in WPDL from PPL and to acquire a proportionate interest (based on its ownership interest) of the shareholder loans to WPDL and WPD for a total consideration of approximately $38 million. Mirant exercised that right effective December 1, 2000, which increased Mirant's economic interest in WPDL to 49%.

     In conjunction with the completion of this acquisition and with the approval of lenders, Mirant and a subsidiary of PPL, effective December 1, 2000, modified the voting rights of WPD to 50% each so that each party equally shares operational and management control of WPD. As of December 1, 2000, WPD was deconsolidated and its income included in equity in income of affiliates on Mirant's consolidated statements of income. In March 2001, WPD South Wales (the electricity distribution business) was transferred from the WPDL/Hyder group to the WPD group. Substantially all of Hyder's other assets and businesses have been sold.

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

Mirant Americas Energy Marketing: On September 11, 2000, Mirant closed its acquisition of Vastar's 40% interest in Mirant Americas Energy Marketing for $250 million. The acquisition was effective as of August 10, 2000. As a result of this transaction, Mirant Americas Energy Marketing became a wholly owned indirect subsidiary and has been consolidated in Mirant's financial statements since the effective date.

     The following unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 have been prepared assuming the acquisition of Mirant Americas Energy Marketing was effective January 1999. Pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:

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

Sale of Louisiana Generating LLC: During September 1999, the Company sold its 50% investment in Louisiana Generating LLC to its partner for $17 million. The Company recognized approximately $10 million as an after-tax gain on the sale, which is included in gain on sale of assets in the accompanying consolidated statements of income.

Sale of Alicura: On August 25, 2000, Mirant completed the sale of its 55% indirect interest in Alicura for total consideration of $205 million, including the assumption of debt and the buy-out of minority partners. Alicura's principal asset is a concession to operate a 1,000 MW hydroelectric facility located in the province of Neuquen, Argentina. As part of the sale, Mirant was released from $200 million of credit support obligations related to Alicura's bank financing. The sale of Alicura did not materially impact Mirant's financial position and did not have a material effect on Mirant's results of operations (Note 2).

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

Mirant New York: On June 30, 1999, the Company, through certain of its wholly owned subsidiaries (collectively referred to as Mirant New York), acquired the generating asset business in the state of New York with a total capacity of 1,659 MW, from Orange & Rockland Utilities, Inc. and Consolidated Edison Company of New York for a net purchase price of approximately $476 million, plus an additional $17 million to cover the market value of existing inventories. The acquisition was recorded under the purchase method of accounting. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the balance of $47 million was recorded as goodwill.

Mirant California, LLC ("Mirant California"): On April 16, 1999, the Company, through Mirant California, acquired various generating assets in California with a total capacity of 2,942 MW from Pacific Gas and Electric for $801 million plus $39 million for fuel inventory, capital expenditures and property taxes.

13.    Investments in Affiliates

     The following table sets forth certain summarized income statement information of Mirant's investments in 50% or less-owned investments accounted for under the equity method for the years ended December 31, 2001, 2000 and 1999. The figures below represent 100% of the results of the underlying entities in which Mirant owns a portion. These figures are not comparable to the Company's equity income from affiliates due to purchase accounting and other adjustments. WPD is only included in the following table for 2001 and 2000, as it was consolidated in 1999.

                                                  2001       2000      1999
                                                ------     -------   ------
                                                       (In Millions)
   Combined Investments
   Income Statement:
   Revenues..................................   $  6,298   $ 5,879    $5,608
   Operating income..........................      1,442     1,565       703
   Net income from continuing operations.....        830       772       100
   Balance Sheet:
   Current assets............................      4,874     4,084
   Noncurrent assets.........................     19,041    15,013
   Current liabilities.......................      4,124     4,455
   Noncurrent liabilities....................     10,539     8,516

    As of December 31, 2001, Mirant had accumulated $191 million in undistributed earnings of entities accounted for by the equity method of accounting.

14.     SE Finance (Discontinued Operations)

     Mirant had investments in leveraged leases through its leasing subsidiary, SE Finance. As part of its spin-off from Southern, Mirant contributed SE Finance to Southern on March 5, 2001 (Note 12). Mirant entered into leveraged leases in December of 1999, 1998 and 1996. Mirant's net investment in leveraged leases consisted of the following at December 31, 2000 (in millions):

                                                      2000
                                                    --------
          Net rentals receivable................    $ 1,430
          Unearned income.......................       (834)
                                                    -------
          Investment in leveraged leases........        596
          Deferred taxes arising from leveraged
            leases..............................       (129)
                                                     -------
          Net investment in leveraged leases....    $   467
                                                    =======

    The following is a summary of the components of the income from leveraged leases, which is a component of income from discontinued operations in the accompanying consolidated statements of income for the years ending December 31, 2001, 2000 and 1999 (in millions):

                                        2001  2000   1999
                                       ------------------
         Pretax leveraged lease        $10   $ 61   $ 28
         income.....................
         Income tax expense.........     3     21     10
                                       ----  -----  ----
         Income from leveraged leases  $ 7   $ 40   $ 18
                                       ====  =====   ====

15.  Earnings Per Share

     Mirant calculates basic earnings per share by dividing the income available to common stockholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings per share for 2001, 2000 and 1999 (in millions, except per share data) after giving effect to the stock split that occurred prior to the offering of common stock during 2000. Diluted earnings per share gives effect to stock options, as well as the assumed conversion of convertible trust preferred securities and related after-tax interest expense addback to net income of approximately $14 million and $4 million for 2001 and 2000, respectively. Mirant had no dilutive securities outstanding during 1999.

                                                       2001      2000       1999
                                                       ----      ----       ----
  Income from continuing operations                 $   563    $   332   $   362
  Discontinued operations                                 5        27         10
                                                     -------  ---------  -------
  Net income                                        $    568   $   359   $   372
                                                     ========  ========  =======

Basic
Weighted average shares outstanding                   341.8     288.7      272.0
      Earnings per share from:
         Continuing operations                      $  1.65    $  1.15   $  1.33
         Discontinued operations                       0.01       0.09      0.04
                                                     -------  ---------  -------
         Net income                                 $  1.66    $  1.24   $  1.37
                                                     ========  ========  =======

Diluted
Weighted average shares outstanding                   341.8      288.7
Shares assumed due to conversion of stock options
and                                                     2.6        1.2
  equivalents
Shares assumed due to conversion of trust preferred    12.5        3.1
                                                      -----      ------
  securities                                          356.9      293.0
                                                      =====      =====
Adjusted shares
      Earnings per share from:
         Continuing operations                      $  1.62    $  1.15
         Discontinued operations                       0.01       0.09
                                                     ------      -----
         Net income                                 $  1.63    $  1.24
                                                     =======    ======

16.  Segment Reporting

     The Americas Group has ownership and control of power generation and natural gas assets and energy marketing and risk management operations in the U.S. and Canada, and generation, transmission and distribution operations in South America and the Caribbean. Mirant is one of Asia's largest independent power producers with experience in developing, constructing and operating electric power generation facilities in Asia. The majority of the Asia Group's assets are located in the Philippines, with additional assets located in China and Australia. The Europe Group owns a 49% economic interest and a 50% voting interest in WPD which distributes electricity to approximately 1.4 million end-users in southwest England and approximately 1 million end-users in South Wales. Our European marketing and risk management business trades power in the Nordic region, Germany, The Netherlands and Switzerland and trades gas in the United Kingdom on the International Petroleum Exchange.

                                                                       Business Segments

                                                                                     SE       Corporate and
                                             Americas      Europe     Asia-Pacific    Finance    Eliminations   Consolidated
                                           ---------------------------------------------------------------------------------
2001:                                                                     (in millions)
Operating Revenues
  Generation and energy marketing           $  29,970      $   505    $   504        $   -       $    -         $ 30,979
    Distribution and integrated utilities         475            -          -            -            -              475
Other                                              25            -         23            -            -               48
                                           ------------ ------------ ---------- ------------ ---------------- --------------
Total operating revenues                       30,470          505        527            -            -           31,502
                                           ------------ ------------ ---------- ------------ ---------------- --------------
Operating Expenses:
  Cost of fuel, electricity and other
    products                                   27,872          554          8            -            -           28,434
  Depreciation and amortization                   258            3        130            -            5              396
  Write-down of assets                             85            -          -            -            -               85
  Other operating expenses                      1,245           54        127            -          142            1,568
                                           ------------ ------------ ---------- ------------ ---------------- --------------
  Total operating expenses                     29,460          611        265            -          147           30,483
                                           ------------ ------------ ---------- ------------ ---------------- --------------
Operating Income (Loss)                         1,010         (106)       262            -         (147)           1,019
Other Income (Expense)
  Interest income (expense)                      (169)         (22)      (102)           -         (138)            (431)
  Equity in income of affiliates                   18          177         50            -            -              245
  Other                                            23            2         23            -            4               52
                                           ------------ ------------ ---------- ------------ ---------------- --------------
Income (Loss) From Continuing Operations
Before Income Taxes and Minority Interest         882           51        233            -         (281)             885
Provision (Benefit) for Income Taxes              380          (48)        11            -          (83)             260
Minority Interest                                   9            -         32            -           21               62
                                           ------------ ------------ ---------- ------------ ---------------- --------------
Income (Loss) From Continuing Operations          493           99        190            -         (219)             563
Income From Discontinued Operations,
  net of tax benefit                                -            -          -            5            -                5
                                           ------------ ------------ ---------- ------------ ---------------- --------------
Net Income (Loss)                           $     493      $    99    $   190        $   5       $ (219)        $    568
                                           ============ ============ ========== ============ ================ ==============

Total assets                                $  17,080      $ 2,024    $ 4,230        $   -       $ (580)        $ 22,754
Gross property additions                        1,625            2         61            -           73            1,761
Increase in goodwill                               46            -          -            -            -               46
Investment in equity method subsidiaries          167        1,708        369            -            -            2,244





                                                                       Business Segments

                                                                                        SE       Corporate and
                                             Americas      Europe     Asia-Pacific    Finance    Eliminations   Consolidated
                                           ---------------------------------------------------------------------------------
 2000:
Operating Revenues
  Generation and energy marketing          $   12,327      $     -    $   489        $   -       $    -         $ 12,816
  Distribution and integrated utilities           163          314          -            -            -              477
  Other                                             -            -         13            -            9               22
                                           ------------ ------------ ---------- ------------ --------------- -------------
Total operating revenues                       12,490          314        502            -            9           13,315
                                           ------------ ------------ ---------- ------------ --------------- -------------
Operating Expenses:
  Cost of fuel, electricity and other
    products                                   11,408           27          2            -            -           11,437
  Depreciation and amortization                   115           69        130            -            3              317
  Write-down of assets                             18            -          -            -            -               18
  Other operating expenses                        588          103        104            -           84              879
                                           ------------ ------------ ---------- ------------ --------------- --------------
  Total operating expenses                     12,129          199        236            -           87           12,651
                                           ------------ ------------ ---------- ------------ --------------- --------------
Operating Income (Loss)                           361          115        266            -          (78)             664
Other Income (Expense)
  Interest income (expense)                      (152)         (97)      (101)           -          (78)            (428)
  Equity in income of affiliates                   56           83         57            -            -              196
  Other                                            22           12         36            -            -               70
                                           ------------ ------------ ---------- ------------ --------------- --------------
Income (Loss) From Continuing Operations
  Before Income Taxes and Minority Interest       287          113        258            -         (156)             502
Provision (Benefit) for Income Taxes              113          (16)        19            -          (30)              86
Minority Interest                                  (3)          47         35            -            5               84
                                           ------------ ------------ ---------- ------------ --------------- --------------
Income (Loss) From Continuing Operations          177           82        204            -         (131)             332
Income From Discontinued Operations,
  net of tax benefit                                -            -          -           27            -               27
                                           ------------ ------------ ---------- ------------ --------------- --------------
Net Income (Loss)                          $      177      $    82    $   204        $  27       $ (131)        $    359
                                           ============ ============ ========== ============ =============== ==============

Total assets                               $   16,796      $ 1,362    $ 4,500         $613       $  865         $ 24,136
Gross property additions                          449           90         55            -           22              616
Increase in goodwill                            1,523            -          -            -            -            1,523
Investment in equity method subsidiaries          163        1,228        338           61            -            1,790

1999:
Operating Revenues
  Generation and energy marketing          $      772      $    (3)   $   318        $   -       $    -         $  1,087
  Distribution and integrated utilities           167          976          -            -            -            1,143
  Other                                             -            -         24            -           11               35
                                           ------------ ------------ ---------- ------------ --------------- --------------
Total operating revenues                          939          973        342            -           11            2,265
                                           ------------ ------------ ---------- ------------ --------------- --------------
Operating Expenses:
  Cost of fuel, electricity and other
    products                                      435          499          -            -            -              934
  Depreciation and amortization                    73           90        104            -            3              270
  Write-down of assets                             29           31          -            -            -               60
  Other operating expenses                        255          135        115            -           52              557
                                           ------------ ------------ ---------- ------------ --------------- --------------
  Total operating expenses                        792          755        219            -           55            1,821
                                           ------------ ------------ ---------- ------------ --------------- --------------
Operating Income (Loss)                           147          218        123            -          (44)             444
Other Income (Expense)
  Interest income (expense)                       (80)        (115)       (53)           -          (81)            (329)
  Equity in income of affiliates                   18            9         83            -            -              110
  Other                                            57          315         77            -            -              449
                                           ------------ ------------ ---------- ------------ ---------------- --------------
Income (Loss) From Continuing Operations
  Before Income Taxes and Minority Interest       142          427        230            -         (125)             674
Provision (Benefit) for Income Taxes               58           92         28            -          (49)             129
Minority interest                                  (9)         165         27            -            -              183
                                           ------------ ------------ ---------- ------------ ----------------- --------------
Income (Loss) From Continuing Operations           93          170        175            -          (76)             362
Income From Discontinued Operations,
  net of tax benefit                                -            -          -           10            -               10
                                           ------------ ------------ ---------- ------------ ----------------- --------------
Net Income (Loss)                          $       93      $   170    $   175        $  10       $  (76)        $    372
                                           ============ ============ ========== ============ ================= ==============

Total assets                               $    4,071      $ 3,810    $ 4,430        $ 722       $  830         $ 13,863
Gross property additions                          419          115        194            -           19              747
Increase in goodwill                               48            -          -            -            -               48
Investment in equity method subsidiaries          248          762        254           76            -            1,340



                                Geographic Areas

                                                                Revenue
                                                             International
                                        ---------------------------------------------------------
                             United                    The       United                               All
                             States      Canada    Philippines   Kingdom    Jamaica    Germany       Other   Consolidated
                                                                     (in millions)
                            ----------  ---------  -----------  ----------  ---------  -----------  ------- ---------------
        2001...............  $ 26,541    $3,454      $ 506         $  0       $ 324      $ 552      $ 125        $31,502
        2000...............    10,968     1,369        491          314           0          0        173         13,315
        1999...............       736         0        320          976           0          0        233          2,265

                                                                       Long-Lived Assets

                                                                 International
                                            ---------------------------------------------------------
                                 United                      The       United                             All
                                 States        China     Philippines   Kingdom    Jamaica  Germany       Other    Consolidated
                                ------------ ---------- ------------- ---------- -------- --------- ------------- --------------
                                                                         (in millions)
       2001...............      $   8,141      $  332     $   1,875        $ 484    $503    $1,229      $ 1,659      $ 14,223
       2000...............          5,832         488         1,901          484       0       751        2,654        12,110


17.         Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 2001 and 2000 are as follows:

                                                                   Per Common Share
                                                                   ----------------
                     Operating      Operating     Consolidated                 Price Range
   Quarter Ended       Revenues      Income        Net Income    Earnings      High   Low
------------------- ------------- ------------- --------------- ----------- -------- -------

  2001:                            (in millions)
     March...........  $   8,182     $ 279         $ 180           $ 0.52   $36.00    $20.94
     June............      7,928       252           124             0.36    47.20     27.70
     September......       8,185       457           234             0.69    39.59     19.25
     December.......       7,207        31            30             0.09    29.35     13.16
   2000:
     March..........   $     519     $ 169         $  101          $ 0.37    $   -    $    -
     June...........         640       141             93            0.34        -         -
     September......       4,198       217             98            0.36    31.87     28.00
     December.......       7,958       137             67            0.23    31.75     20.56


18.    Subsequent Events

Western Power Markets Investigations: In January 2002, the California Attorney General's office reportedly stated that it found no evidence of criminal wrongdoing in connection with its investigation (Note 11), but that it was planning to file civil suits against the energy generators for unfair trade practices.

California Price Mitigation and Refund Proceeding: On February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000, forward. Mirant cannot predict the outcome of this proceeding. Information from this investigation could be used in any existing or future complaints before the FERC involving long-term power sales contracts relevant to the matters being investigated.

Perryville Tolling Agreement: In April 2001, in connection with Perryville entering into a non-recourse financing for the construction of the Perryville generating facility, Mirant Americas Energy Marketing and Perryville entered into a 20-year tolling agreement. Under the terms of the financing and the tolling agreement, Mirant Americas Energy Marketing was required to provide certain credit support - either a guarantee from an investment grade guarantor or a letter of credit - in the event it was rated below investment grade. On December 19, 2001, Moody's lowered its rating on Mirant Americas Energy Marketing's senior unsecured debt below investment grade. On February 1, 2002, Perryville, the lenders under its credit facility, Mirant Americas Energy Marketing and Mirant Corporation entered into the following transactions: (i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement,
(iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing amended the ratings threshold in the tolling agreement with respect to Mirant to at least BB/S&P and Ba2/Moody's and (iv) the parties agreed to certain additional terms in support of the syndication of the credit facility.

Sale of Bewag: The sale of Mirant's 44.8% interest in Bewag to Vattenfall AB was completed on February 11, 2002 for approximately $1.63 billion and resulted in a gain of approximately $150 million.

Mirant Asia-Pacific Loan: On January 23, 2002, Mirant Asia-Pacific borrowed $192 million under a new credit facility to repay, in part, its prior $792 million credit facility. The repayment of the balance of the prior credit facility was funded by Mirant Corporation. Mirant Asia-Pacific is in the process of seeking commitments to a second tranche of up to $208 million in March 2002. The new credit facility contains various business and financial covenants including, among other things, (i) limitations on dividends and distributions, including a prohibition on dividends if Mirant ceases to be rated investment grade by at least two of Fitch, Inc. ("Fitch"), S&P and Moody's, (ii) mandatory prepayments upon the occurrence of certain events, including certain asset sales and certain breaches of the Sual and the Pagbilao energy conversion agreements, (iii) limitations on the ability to make investments and to sell assets, (iv) limitations on transactions with affiliates of Mirant and (v) maintenance of minimum debt service coverage ratios.

Subsequent Events (Unaudited)

DWR Power Purchases: On February 25, 2002, the CPUC and the California Electricity Oversight Board ("EOB") filed separate complaints at FERC against certain sellers of energy under long-term agreements with the California DWR, including Mirant, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. In particular, the EOB claims that the contracts should be voidable at the option of the State of California. The complaints allege that the DWR was basically forced to enter into these long-term contracts due to dysfunctions in the California market and the alleged market power of the sellers. The outcome of this proceeding cannot now be determined and any potential losses cannot now be determined. The Company's contract with the DWR runs through December 31, 2002.

State Line: In February 2002, Mirant announced it had entered into an agreement to sell its State Line generating facility to Dominion Resources for approximately $182 million. The sale is expected to close in the second quarter of 2002 and is not expected to have a material effect on the Company's results of operations.

Restructuring Charge: In January 2002, Mirant announced a strategic business plan change designed to reduce capital spending and operating expenses. As a result, the Company expects to record a restructuring charge in 2002 related to these changes. The reduced capital spending plan results in material reductions to the Company's commitments, estimated below as of February 28, 2002.

     As part of the restructuring, Mirant intends to cancel agreements to purchase certain turbines under its purchase agreements. At February 28, 2002, minimum termination amounts under the remaining purchase contracts consisted of $6 million. Total amounts to be paid under the agreements if the remaining turbines are purchased as planned are estimated to be $154 million at February 28, 2002.

     Additionally, as part of its restructuring, Mirant intends to cancel agreements to procure certain turbines under its off-balance sheet equipment procurement facilities. If Mirant had elected to exercise its purchase options with respect to the remaining turbines and power islands and to terminate the procurement contracts, minimum termination amounts due would have been $223 million at February 28, 2002. If the purchase options or options to lease the remaining turbines and power islands are exercised as planned, total commitments under the procurement contracts would be approximately $740 million.

     As a result of the turbine cancellations, the long-term service agreements associated with the turbines will also be cancelled. The long-term service agreements may be terminated at no cost in the event a planned construction project is cancelled prior to shipment of the associated turbine. Mirant does not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, Mirant's restructuring should not have an impact on the long-term service agreement commitments previously disclosed (Note
11).

     The following table summarizes Mirant's commitments for turbine purchases and turbine leases as discussed above at February 28, 2002 (in millions).


                             Turbine        Turbine
Fiscal Year Ended:           Purchase     Procurement
                            Commitments    Facilities
                             -----------  ------------
Remainder of 2002.......       $ 154          $ 263
2003....................           0            357
2004....................           0            110
2005....................           0             10
2006....................           0              0
Thereafter..............           0              0
                               ------         ------
 Total minimum payments        $ 154          $ 740
                               =====          =====


California PX Bankruptcy: On March 1, 2002, SCE paid approximately $870 million to the California PX in satisfaction of all claims of or through the California PX and the CAISO through approximately January 18, 2001. No payment is expected to be made to creditors of the California PX or CAISO until the bankruptcy judge orders such payment. Mirant cannot now determine the timing of such payment or the extent to which such payment would satisfy its claims.

Mirant Americas Energy Capital: In March 2002, Mirant Americas Energy Capital transferred the borrowing base assets under its credit facility to a special purpose vehicle and granted security interests in such assets. The special purpose vehicle will be consolidated with Mirant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2002.

                               MIRANT CORPORATION


By: /s/Raymond D. Hill                              By: /s/James A. Ward
    Raymond D. Hill                                     James A. Ward
    Executive Vice President, and                       Senior Vice President,
    Chief Financial Officer                             and Controller
    (Principal Financial Officer)                       (Principal Accounting
                                                        Officer)

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below on March 11, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

             Signatures                              Title

         /s/A. W. Dahlberg          Chairman of the Board
         -----------------
         A. W. Dahlberg

         /s/S. Marce Fuller         President, Chief Executive Officer
         ------------------          And Director (Principal Executive Officer)
         S. Marce Fuller

         /s/A. D. Correll           Director
         ----------------
         A. D. Correll

         /s/Stuart E. Eizenstat     Director
         ----------------------
         Stuart E. Eizenstat

         /s/Carlos Ghosn            Director
         ----------------
         Carlos Ghosn

         /s/William M. Hjerpe       Director
         --------------------
         William M. Hjerpe

         /s/David J. Lesar          Director
         -----------------
         David J. Lesar

         /s/James F. McDonald       Director
         --------------------
         James F. McDonald

         /s/Ray M. Robinson         Director
         ------------------
         Ray M. Robinson

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and
Stockholders of Mirant Corporation:

    We have audited, in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Mirant Corporation included in this Annual Report on Form 10-K and have issued our report thereon dated February 22, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 22, 2002



                   MIRANT CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                        (Stated in Thousands of Dollars)

                                                                    Additions
                                   Balance at Beginning   Charged to   Charged to Other                  Balance at End
           Description                   of Period          Income         Accounts        Deductions       of Period
           -----------------      ---------------------  ----------  ------------------- -------------- ------------------
           Provision for
             Uncollectible
             Accounts (current)
             2001..............          $ 93,696         $ 108,002        $   2,761     $ 13,500 (Note 1) $ 190,959
             2000..............            43,586            54,145              747        4,782 (Note 1)    93,696
             1999..............           101,243            19,566          (11,805)      65,418 (Note 1)    43,586
           Provision for
             Uncollectible
             Accounts (long-term)
             2001..............            49,144            67,581             (717)           0            116,008
             2000..............            60,543            29,398          (40,797)           0             49,144
             1999..............            40,000            30,543          (10,000)           0             60,543
----------

Note 1: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.