Form 10-K405/A
period 2001-12-31
MIRANT CORP
filed 2002-03-11
CIK 1010775

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                           _________________________

                                   FORM 10-K/A
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended December 31, 2001
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

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

                                     PART I
Reason for Amendment:
---------------------
     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to correct a typographical error in the "Credit Risk" section of Item 7 of the Management Discussion and Analysis and the risk factor titled "Our credit ratings have been reduced by Moody's; this and any other reductions in ratings could materially adversely affect our financial condition." The information in our original 10-K filed on March 11, 2002, stated that "S&P affirmed its investment grade credit rating of BBB+ for us and our affiliates." This has been corrected to say "S&P affirmed its investment grade credit rating of BBB- for us and our affiliates." This is the only change to our 10-K filed earlier today.

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

     On December 20, 2001, S&P affirmed its investment grade credit rating of BBB- for us and our affiliates.

     As of December 20, 2001, Fitch had our senior unsecured debt rated as BBB (investment grade) and our trust preferred securities rated BBB (investment grade) with a negative watch.

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

     On December 19, 2001, Moody's lowered its rating on our senior unsecured debt from Baa2 (investment grade) to Ba1 (non-investment grade). Moody's also lowered its rating on the following of our subsidiaries or subsidiary issues:
Mirant Americas Energy Marketing, Mirant Trust I and Mirant Americas Generation. S&P has assigned a rating to our senior unsecured debt of "BBB-", and Fitch has assigned a rating to our senior unsecured debt of "BBB" with a negative watch.

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