Form 10-Q
period 2002-03-31
MIRANT CORP
filed 2002-05-13
CIK 1010775

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                               MIRANT CORPORATION
             (Exact name of registrant as specified in its charter)

      Delaware                                   58-2056305
---------------------------------  ----------------------------------------
(State or other Jurisdiction of      (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 1155 Perimeter Center West, Suite 100, Atlanta, Georgia        30338
---------------------------------------------------------  ---------------
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

     The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at May 6, 2002 was 401,976,330.

                       Mirant Corporation and Subsidiaries

                                      INDEX

                  For the Quarterly Period Ended March 31, 2002

                                                                           Page
                                                                          Number
                                                                          ------
DEFINITIONS                                                                  1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                   2
                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                         3
         Condensed Consolidated Balance Sheets                               4
         Condensed Consolidated Statements of Stockholders' Equity           6
         Condensed Consolidated Statements of Cash Flows                     7
         Notes to the Condensed Consolidated Financial Statements            8
Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                 30
Item 3. Quantitative and Qualitative Disclosures about Market Risk          46

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                   50
Item 2. Changes in Securities and Use of Proceeds                   Inapplicable
Item 3. Defaults Upon Senior Securities                             Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders         Inapplicable
Item 5. Other Information                                           Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                    51
Signatures


                                   DEFINITIONS
TERM                                                       MEANING
-------------------------------------      -----------------------------------------
APB                                        Accounting Principles Board
Bewag                                      Bewag AG
BP p.l.c.                                  BP
CAISO                                      California Independent System Operator
CEMIG                                      Companhia Energetica de Minas Gerais
Cleco                                      Cleco Midstream Resources, LLC
the Company                                Mirant Corporation and its subsidiaries
CPUC                                       California Public Utilities Commission
DWR                                        California Department of Water Resources
EITF                                       Emerging Issues Task Force
Enron                                      Enron Corporation and its affiliates
EPA                                        U. S. Environmental Protection Agency
FASB                                       Financial Accounting Standards Board
FERC                                       Federal Energy Regulatory Commission
Fitch                                      Fitch, Inc.
Hyder                                      Hyder Limited
LIBOR                                      London Interbank Offering Rate
Mirant Americas Energy Marketing           Mirant Americas Energy Marketing, L. P.
Mirant Americas Energy Capital             Mirant Americas Energy Capital, LP
Mirant Americas Generation                 Mirant Americas Generation, LLC
Mirant Asia-Pacific                        Mirant Asia-Pacific Ventures, Inc.
Mirant Canada Energy Marketing             Mirant Canada Energy Marketing, Ltd.
Mirant                                     Mirant Corporation and its subsidiaries
Mirant Delta                               Mirant Delta, LLC
Mirant Mid-Atlantic                        Mirant Mid-Atlantic, LLC
Mirant New England                         Mirant New England, LLC
Mirant New York                            Mirant New York, Inc., Mirant New York
                                             Investments, Inc., and subsidiaries
Mirant Potrero                             Mirant Potrero, LLC
Moody's                                    Moody's Investors Service
MW                                         Megawatts
NPC                                        National Power Corporation
OCI                                        Other comprehensive income
OTC                                        Over-the-counter
Pacific Gas and Electric                   Pacific Gas and Electric Co.
PEPCO                                      Potomac Electric Power Company
Perryville                                 Perryville Energy Partners, LLC
PX                                         California Power Exchange Corporation
RMR                                        Reliability-Must-Run
SCE                                        Southern California Edison
SEC                                        Securities and Exchange Commission
SFAS                                       Statement of Financial Accounting Standards
SIPD                                       Shandong International Power Development
                                              Company Limited
Southern                                   Southern Company
S&P                                        Standard & Poor's
State Line                                 State Line Energy, L.L.C.
Vastar                                     Vastar Resources Inc.


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

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

o legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry;
o the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;
o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;
o state, federal and other rate regulations in the United States and in foreign countries in which our subsidiaries and affiliates operate;
o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;
o political, legal and economic conditions and developments in the United States and in foreign countries in which our subsidiaries and affiliates operate;
o    financial market conditions and the results of our financing efforts;
o changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates;
o    weather and other natural phenomena;
o performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities;
o developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;
o the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war;
o the direct or indirect effects on our business resulting from the financial difficulties of Enron, or other competitors of Mirant, including, but not limited to, their effects on liquidity in the trading and power industry, and its effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past;
o the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us; and
o other factors discussed in this Form 10-Q and in other reports (including our Form 10-K filed on March 11, 2002, as amended by Form 10-K/A, filed on March 11, 2002) filed from time to time with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

                       MIRANT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                              For the Three Months
                                                                 Ended March 31,
                                                              2002           2001
                                                            ------------- --------------
                                                              (in millions, except
                                                                 per share data)
Operating Revenues                                            $ 7,037        $ 8,168
                                                           ------------- --------------

Operating Expenses:
Cost of fuel, electricity and other products                    6,465          7,381
                                                           ------------- --------------
Gross Margin                                                      572            787
                                                           ------------- --------------
Other Operating Expenses:
Depreciation and amortization                                      79             85
Maintenance                                                        32             27
Selling, general and administrative                               155            296
Impairment loss                                                     -              4
Restructuring charge (Note G)                                     562              -
Other                                                             107             99
                                                           ------------- --------------
   Total other operating expenses                                 935            511
                                                           ------------- --------------
 Operating (Loss) Income                                         (363)           276
                                                           ------------- --------------
Other Income (Expense), net:
Interest income                                                    17             52
Interest expense                                                 (120)          (143)
Gain on sales of assets, net (Note G)                             291              -
Equity in income of affiliates                                     79             79
Receivables recovery (Note A)                                      29             10
Other, net                                                        (23)            (3)
                                                           ------------- --------------
  Total other income (expense), net                               273             (5)
                                                           ------------- --------------
(Loss) Income From Continuing Operations
  Before Income Taxes and Minority Interest                       (90)           271
(Benefit) Provision for Income Taxes                              (61)            88
Minority Interest                                                  15             14
                                                           ------------- --------------
(Loss) Income From Continuing Operations                          (44)           169
                                                           ------------- --------------
Income from Discontinued Operations, net
  of tax provision of $2 and $1
  in 2002 and 2001, respectively                                    2             11
                                                           ------------- --------------
Net (Loss) Income                                             $   (42)       $   180
                                                           ============= ==============

Earnings Per Share:
  Basic                                                       $ (0.10)       $  0.53
  Diluted:                                                    $ (0.10)       $  0.52


   The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  At March 31,
                                                                                      2002             At December 31,
ASSETS:                                                                            (Unaudited)              2001
                                                                                ------------------  ----------------------
                                                                                             (in millions)
Current Assets:
Cash and cash equivalents                                                        $     906              $    836
Receivables:
  Customer accounts, less provision for uncollectibles
    of $153 and $159 for 2002 and 2001, respectively                                 1,934                 2,131
  Other, less provision for uncollectibles
    of $21 and $32 for 2002 and 2001, respectively                                     583                   858
  Notes receivable                                                                      64                    24
Energy marketing and risk management assets (Note F)                                   916                 1,458
Derivative hedging instruments (Notes C and F)                                         281                   348
Deferred income taxes                                                                  374                   364
Inventories                                                                            343                   358
Assets held for sale (Note I)                                                          191                   193
Other                                                                                  297                   380
                                                                                ------------------  ----------------------
  Total current assets                                                               5,889                 6,950
                                                                                ------------------  ----------------------

Property, Plant and Equipment:
Property, plant and equipment                                                        4,468                 4,328
Less accumulated provision for depreciation and depletion                             (358)                 (329)
                                                                                ------------------  ----------------------
                                                                                     4,110                 3,999
Leasehold interests, net of accumulated amortization
    of $317 and $297 for 2002 and 2001, respectively                                 1,731                 1,751
Construction work in progress                                                        1,977                 1,922
                                                                                ------------------  ----------------------
  Total property, plant and equipment, net                                           7,818                 7,672
                                                                                ------------------  ----------------------

Noncurrent Assets:
Investments (Note G)                                                                 1,078                 2,244
Notes and other receivables, less provision for uncollectibles
    of $99 and $116 for 2002 and 2001, respectively                                    351                   287
Energy marketing and risk management assets (Note F)                                   608                   709
Goodwill, net of accumulated amortization
    of $295 and $277 for 2002 and 2001, respectively (Notes A and B)                 3,481                 3,245
Other intangible assets, net of accumulated amortization
of $47 and $63 for 2002 and 2001, respectively (Notes A and B)                         597                   860
Derivative hedging instruments (Notes C and F)                                         210                   136
Deferred income taxes                                                                  335                   402
Other                                                                                  226                   249
                                                                                ------------------  ----------------------
  Total noncurrent assets                                                            6,886                 8,132
                                                                                ------------------  ----------------------
  Total assets                                                                   $  20,593              $ 22,754
                                                                                ==================  ======================








   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       MIRANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  At March 31,
                                                                                      2002             At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                              (Unaudited)              2001
                                                                                ------------------  ----------------------
                                                                                    (in millions, except share data)
Current Liabilities:
Short-term debt                                                                    $     53                $     55
Current portion of long-term debt (Note E):
  Sual and Pagbilao project loans                                                     1,118                   1,201
  Mirant Asia-Pacific                                                                    14                     792
  Mirant Holdings Beteiligungsgesellschaft (Note G)                                       -                     566
  Other                                                                                  38                      45
Accounts payable and accrued liabilities                                              2,463                   2,722
Taxes accrued                                                                            61                     153
Energy marketing and risk management liabilities (Note F)                               940                   1,409
Obligations under energy delivery and purchase commitments  (Note H)                    597                     635
Derivative hedging instruments (Notes C and F)                                          251                     327
Accrued restructuring charges                                                           267                       -
Liabilities held for sale (Note I)                                                       25                      25
Other                                                                                   172                     151
                                                                                ------------------  ----------------------
  Total current liabilities                                                           5,999                   8,081
                                                                                ------------------  ----------------------

Noncurrent Liabilities:
Notes payable (Note E)                                                                3,989                   3,751
Other long-term debt (Note E)                                                         2,027                   2,073
Energy marketing and risk management liabilities (Note F)                               386                     624
Deferred income taxes                                                                   105                      94
Obligations under energy delivery and purchase commitments (Note H)                   1,285                   1,376
Derivative hedging instruments (Notes C and F)                                          129                      88
Other                                                                                   590                     542
                                                                                 ------------------  ----------------------
  Total noncurrent liabilities                                                        8,511                   8,548
                                                                                 ------------------  ----------------------


Minority Interest in Subsidiary Companies                                               271                     282
Company Obligated Mandatorily Redeemable Securities of a
   Subsidiary Holding Solely Parent Company Debentures                                  345                     345
Commitments and Contingent Matters (Notes H and K)
Stockholders' Equity:
Common stock, $.01 par value, per share                                                   4                       4
  Authorized -- 2,000,000,000 shares
  Issued   -- March 31, 2002:  401,495,567 shares;
           -- December 31, 2001:   400,880,937 shares
  Treasury   -- March 31, 2002:  100,000 shares
             -- December 31, 2001:  100,000 shares
Additional paid-in capital                                                            4,892                   4,886
Retained earnings                                                                       687                     729
Accumulated other comprehensive loss                                                   (114)                   (119)
Treasury stock, at cost                                                                  (2)                     (2)
                                                                                 ------------------  ----------------------
  Total stockholders' equity                                                          5,467                   5,498
                                                                                 ------------------  ----------------------

  Total liabilities and stockholders' equity                                       $ 20,593                $ 22,754
                                                                                 ==================  ======================



   The accompanying notes are an integral part of these condensed consolidated balance sheets.


                       MIRANT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                             Accumulated
                                               Additional                       Other
                                   Common       Paid-In       Retained      Comprehensive      Treasury       Comprehensive
                                   Stock        Capital       Earnings      Income (Loss)        Stock        (Loss) Income
                                ------------- ------------- ------------- ----------------- --------------- ------------------------
                                                                           (in millions)

Balance, December 31, 2001         $ 4         $ 4,886       $ 729          $ (119)            $ (2)
   Net loss                          -               -         (42)              -                -              $ (42)
   Other comprehensive income        -               -           -               5                -                  5
      (Note C)
                                                                                                            -----------------
   Comprehensive loss                                                                                            $ (37)
                                                                                                            =================
   Issuance of common stock          -               6           -               -                -
                                ------------- ------------- ------------- ----------------- --------------
Balance, March 31, 2002            $ 4         $ 4,892       $ 687          $ (114)            $ (2)
                                ============= ============= ============= ================= ==============














   The accompanying notes are an integral part of these condensed consolidated statements.


                       MIRANT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  For the Three Months
                                                                    Ended March 31,
                                                                   2002          2001
                                                                ------------- -------------
                                                                       (in millions)
Cash Flows from Operating Activities:
Net (loss) income                                                 $   (42)      $   180
                                                                ------------- -------------
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Equity in income of affiliates                                      (79)          (76)
  Dividends received from equity investments                            6            16
  Depreciation and amortization                                        88            92
  Obligations under energy delivery and purchase commitments         (129)          (32)
  Energy marketing and risk management activities, net                (64)         (273)
  Restructuring charge                                                560             -
  Deferred income taxes                                                63            86
  Gain on sales of assets                                            (291)            -
  Minority interest                                                     9            14
  Other, net                                                           17            19
  Changes in certain assets and liabilities, excluding effects from acquisitions:
   Receivables, net                                                   433           778
   Other current assets                                                74            68
   Accounts payable                                                  (283)       (1,028)
   Taxes accrued                                                      (96)          137
   Other current liabilities                                           19           (31)
   Other, net                                                         (10)          (61)
                                                                ------------- -------------
     Total adjustments                                                317          (291)
                                                                ------------- -------------
     Net cash provided by (used in) operating activities              275          (111)
                                                                ------------- -------------
Cash Flows from Investing Activities:
Capital expenditures                                                 (510)         (260)
Cash paid for acquisitions                                            (22)         (201)
Issuance of notes receivable                                         (102)          (62)
Repayments on notes receivable                                         40            52
Disposal of Southern Company affiliates and other companies             -           (77)
Proceeds from the sale of investments, net                          1,636             -
Other                                                                 (18)            -
                                                                ------------- -------------
     Net cash provided by (used in) investing activities            1,024          (548)
                                                                ------------- -------------
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt                            1,082            75
Repayment of long-term debt                                        (2,358)         (220)
Proceeds from issuance of common stock                                  6             -
Capital contributions from minority interests                           3             -
Payment of dividends to minority interests                             (2)           (1)
Issuance (repayment) of short-term debt, net                           (4)          884
Change in debt service reserve fund                                    44            52
                                                                ------------- -------------
     Net cash (used in) provided by financing activities           (1,229)          790
                                                                ------------- -------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                      -            18
                                                                ------------- -------------
Net Increase in Cash and Cash Equivalents                              70           149
Cash and Cash Equivalents, beginning of period                        836         1,049
                                                                ------------- -------------
Cash and Cash Equivalents, end of period                          $   906       $ 1,198
                                                                ============= =============
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                $    87       $   170
(Refunds received) cash paid for income taxes                     $   (90)      $    48
Business Acquisitions:
Fair value of assets acquired                                     $    22       $   552
Less cash paid                                                         22           201
                                                                ------------- -------------
     Liabilities assumed                                          $     -       $   351
                                                                ============= =============

   The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

Basis of Accounting. These unaudited condensed consolidated financial statements should be read in conjunction with Mirant's audited 2001 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2001. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Certain prior-year amounts have been reclassified to conform with current-year financial statement presentation. The results for interim periods are not necessarily indicative of the results for the entire year.

Accounting Changes. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Mirant adopted these statements on January 1, 2002.

     Upon initial application of SFAS No. 141, Mirant reassessed the classification of its intangible assets and determined that trading rights resulting from business combinations did not meet the new criteria for recognition apart from goodwill. On January 1, 2002, trading rights related to business combinations were reclassified to goodwill as required by the Statement. The reclassification increased goodwill by $194 million, net of accumulated amortization of $18 million.

     As a result of the adoption of SFAS No. 142, Mirant discontinued amortization of goodwill effective January 1, 2002. During the three months ended March 31, 2002, Mirant completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill. Net income and earnings per share (basic and diluted) for the three months ended March 31, 2001 have been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions, except per share data).

                                                                               Earnings Per Share
                                                          Net Income         Basic           Diluted
                                                          ----------        ------           -------
    As reported..........................................   $ 180           $ 0.53            $ 0.52
    Effect of goodwill and trading rights amortization...      19             0.06              0.05
                                                            -----           ------            ------
    As adjusted..........................................   $ 199           $ 0.59            $ 0.57
                                                            =====           ======            ======

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. Mirant adopted SFAS No. 144 on January 1, 2002. Prior to SFAS No. 144,

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

the disposition of State Line would not have been classified as a discontinued operation. Because SFAS No. 144 expanded the breadth of transactions subject to discontinued operations classification, the disposition of State Line is now required to be presented as a discontinued operation (Note I).

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant has not yet determined the financial statement impact of this statement.

Concentration of Revenues and Credit Risk. For the three months ended March 31, 2002, revenues earned from a single customer did not exceed 10% of Mirant's total operating revenues. As of March 31, 2002, no amounts owed from a single customer represented more than 10% of Mirant's total credit exposure. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for energy marketing and risk management and derivative hedging activities and netted against offsetting payables and posted collateral, as appropriate. For the three months ended March 31, 2001, revenues earned from Enron through energy marketing and risk management operations approximated 14% of Mirant's total operating revenues.

Receivables Recovery. During the three months ended March 31, 2002, Mirant received $29 million as final payment related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. During the three months ended March 31, 2001 Mirant received $10 million related to these receivables. At the time of the Mirant Asia-Pacific Limited business acquisition, Mirant did not place value on the receivables due to the uncertain credit standing of the party with whom the receivables were secured.

Capitalization of Interest Cost. Mirant capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three months ended March 31, 2002 and 2001, the Company incurred $158 million and $150 million, respectively, in interest costs, of which $38 million and $7 million, respectively, were capitalized and included in construction work in process. The remaining interest was expensed during the period.

B.       Goodwill and Other Intangible Assets

     For the three months ended March 31, 2002, no goodwill was acquired, impaired or written off. As of March 31, 2002, the North America Group's goodwill was $2.03 billion and the International Group's goodwill was $1.45 billion.

     All of Mirant's other intangible assets are subject to amortization. The other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. On January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

intangible assets by $227 million, net of accumulated amortization of $18 million. During the three months ended March 31, 2002, Mirant transferred $40 million in development rights to construction work in process. Intangible asset amortization expense for the three months ended March 31, 2002 was $11 million. The components of other intangible assets acquired as part of a business combination or an asset acquisition as of March 31, 2002 and December 31, 2001 were as follows (in millions):

                                                  March 31, 2002                       December 31, 2001
                                          --------------------------------    -------------------------------------
                                           Gross Carrying    Accumulated       Gross Carrying      Accumulated
                                               Amount       Amortization           Amount          Amortization
                                          ----------------- --------------    ----------------- -------------------
    Trading rights....................          $   207     $  (29)                  $  453           $ (45)
    Development rights................              258         (7)                     299              (9)
    Emissions allowances..............              131         (5)                     131              --
    Other intangibles.................               48         (6)                      40              (9)
                                                -------    -------                   ------            -----
       Total other intangible assets.           $   644     $  (47)                  $  923           $ (63)
                                                =======     ======                   ======            =====

C.       Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The effect of other comprehensive income is set forth in the accompanying unaudited condensed consolidated statements of stockholders' equity.

Components of accumulated other comprehensive loss consisted of the following (in millions):

        Balance, December 31, 2001......................................  $(119)

        Other comprehensive income for the period:
          Net change in fair value of derivative hedging instruments, net of tax effect of $23......................................  55
          Reclassification to earnings, net of tax effect of $21 (Note F)(33)
          Cumulative translation adjustment ............................    (12)
          Share of affiliates' OCI......................................     (5)
                                                                          -----
        Other comprehensive income......................................      5
                                                                          -----
      Balance, March 31, 2002........................................     $(114)
                                                                          =====

     The $114 million balance of other comprehensive loss at March 31, 2002 includes the impact of $95 million related to interest hedges and interest rate swap breakage costs and $123 million of currency translation losses, offset by $104 million of gains on commodity price management hedges.

     Mirant estimates that $27 million ($52 million of commodity hedge gains and $25 million of interest related losses) of net derivative after-tax gains included in OCI as of March 31, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts, foreign denominated contracts and interest payments are realized.

D.   Earnings Per Share

     Mirant calculates basic earnings per share by dividing the income available to common stockholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings per share for the three months ended March 31, 2002 and 2001 (in millions, except per share data). Diluted earnings per share gives effect to stock options, as well as the assumed conversion of

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

convertible trust preferred securities and related after-tax interest expense addback to net income of approximately $4 million for both the three months ended March 31, 2002 and 2001, respectively. Because of the loss during the quarter ended March 31, 2002, the anti-dilution provisions of SFAS No. 128, "Earnings per Share," preclude stating diluted loss per share above basic loss per share.

                                                           Three Months Ended
                                                                 March 31,
                                                            2002        2001
                                                         --------     --------
Income (loss) from continuing operations...........      $    (44)    $    169
Discontinued operations............................             2           11
                                                         --------     --------
Net income (loss)..................................      $     42     $    180
                                                         ========     ========

Basic
Weighted average shares outstanding ...............        401.1        338.7
     Earnings per share from:
       Continuing operations.......................      $  (0.11)     $  0.50
       Discontinued operations.....................          0.01         0.03
                                                         --------      -------
       Net (loss) income...........................      $  (0.10)     $  0.53
                                                         ========      =======
Diluted
Weighted average shares outstanding ..............                      338.7
Shares due to assumed exercise of stock
  options and equivalents .........................                       2.9
Shares due to assumed conversion of trust
  preferred securities............................                       12.5
                                                                       ------
Adjusted shares...................................                      354.1
                                                                       ======

     Earnings per share from:
       Continuing operations........                    $  (0.11)       $ 0.49
       Discontinued operations......                        0.01          0.03
                                                        --------        ------
       Net (loss) income                                $  (0.10)       $ 0.52
                                                        ========        ======

E.   Debt

     At March 31, 2002, Mirant and its subsidiaries had revolving credit facilities with various lending institutions totaling approximately $3.19 billion. At March 31, 2002, amounts borrowed under such facilities (including drawn amounts and letters of credit) totaled $2.15 billion and are comprised of the following: $23 million drawn under the facility expiring in 2002, $975 million drawn under facilities expiring in 2003 (which included amounts outstanding under Mirant Corporation's 364-Day Credit Facility with an initial termination date of July 2002) and $1.15 billion drawn under the facilities expiring in 2004 and beyond. Under its $1.125 billion 364-Day Credit Facility, Mirant Corporation may elect to convert all revolving credit advances outstanding on or before the July 2002 termination date thereunder into a term loan maturing not later than the first anniversary of the termination date. Except for the credit facility of Mirant Canada Energy Marketing, an indirect wholly owned subsidiary of Mirant Corporation, bowerings under these these facilities are recorded as long-term debt in the unaudited condensed consolidated balance sheet. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. The schedule below summarizes the revolving credit facilities held by Mirant Corporation and its subsidiaries as of March 31, 2002 (in millions).


                                                                       Drawn Amount
                                                        Facility    including Letters      Amount
       Company                                           Amount         of Credit        Available
       -------------------------------------------    ------------ ------------------- -------------
       Mirant Corporation *.......................       $ 2,700         $ 1,904          $  796
       Mirant Americas Generation.................           300              73             227
       Mirant Canada Energy Marketing.............            44              23              21
       Mirant Americas Energy Capital.............           150             150               -
                                                         -------         -------          ------
         Total....................................       $ 3,194         $ 2,150          $1,044
                                                         =======         =======          ======

     * The $1,904 million drawn amount includes $929 million of letters of credit outstanding.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Each of Mirant's credit facilities contain various covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness and liens, and
(iii) limitations on the sale of assets. In addition to other covenants and terms, each of Mirant's credit facilities includes minimum debt service coverage and a maximum leverage covenant. As of March 31, 2002, there were no events of default under such credit facilities.

     Mirant Canada Energy Marketing has extended its credit facility to June 2002. The revolving credit facility of approximately $44 million (denominated as 70 million Canadian dollars) had outstanding borrowings of $23 million, at an interest rate of 4.75% at March 31, 2002. The credit facility is guaranteed by Mirant Corporation.

     In February 2002, Perryville, the lenders under its credit facility, Mirant Americas Energy Marketing and Mirant Corporation entered into the following transactions: (i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement, (iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing amended the ratings threshold in the tolling agreement with respect to Mirant Corporation to at least BB/S&P and Ba2/Moody's, relating to Mirant Americas Energy Marketing's obligation to post a letter of credit or other credit support as described in Note H, and (iv) the parties agreed to certain additional terms in support of the syndication of the credit facility. Mirant Energy Marketing and Mirant will continue to be obligated under the tolling agreement and guaranty, respectively, after the closing of the planned sale of Mirant's interest in Perryville (Note G).

     In March 2002, Mirant Americas Energy Capital transferred the borrowing base assets under its credit facility to a special purpose vehicle and granted security interests in such assets. The special purpose vehicle is consolidated with Mirant.

    As part of its strategic restructuring, Mirant negotiated certain deferrals under its equipment purchase facility. Because the term of the deferred fabrication period for certain turbines exceeds the term of the facility, Mirant will be obligated under the terms of the facility to purchase these turbines out of the facility. Consequently, Mirant has included a $35 million liability (and related construction work in progress) for these turbines on its unaudited condensed consolidated balance sheet.

     In February 2002, Mirant completed the sale of its 44.8% indirect interest in Bewag for approximately $1.63 billion. Mirant received approximately $1.06 billion in net proceeds after repayment of approximately $550 million in debt associated with its Bewag investment. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

     On January 23, 2002, Mirant Asia-Pacific, an indirect, wholly owned subsidiary of Mirant Corporation, borrowed $192 million under a new credit facility to repay, in part, its prior $792 million credit facility. The repayment of the balance of the prior credit facility was funded by Mirant Corporation. In March 2002, Mirant Asia-Pacific secured a second tranche of $62 million which has been used to repay part of the funding from Mirant Corporation. The new credit facility contains various business and financial covenants including, among other things, (i) limitations on dividends and distributions, including a prohibition on dividends if Mirant ceases to be rated investment grade by at least two of Fitch, S&P and Moody's, (ii) mandatory prepayments upon the occurrence of certain events, including certain asset sales and certain breaches of the Sual and the Pagbilao energy conversion agreements,
(iii) limitations on the ability to make investments and to sell assets, (iv) limitations on transactions with affiliates of Mirant and (v) maintenance of minimum debt service coverage ratios (Note K).

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

F.   Financial Instruments

Energy Marketing and Risk Management Activities

     Mirant provides energy marketing and risk management services to its customers in the North American markets. These services are provided through a variety of exchange-traded and OTC energy and energy-related contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements.

     These contractual commitments are presented as energy marketing and risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and are accounted for using the mark-to-market method of accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Accordingly, they are reflected at fair value in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized in income in the period of change.

     The energy marketing and risk management operations engage in risk management activities with counterparties. All such transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments related to these activities are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments, including derivatives used for these purposes, are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     During the first quarter of 2002, Mirant substantially exited its European trading and marketing business. The volumetric weighted average maturity, or weighted average tenor of the North American portfolio, at March 31, 2002 was
2.7 years. The net notional amount, or net open position, of the energy marketing and risk management assets and liabilities at March 31, 2002 was approximately 1 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

    Certain financial instruments that Mirant uses to manage risk exposure to energy prices for its North American generation portfolio do not meet the hedge criteria under SFAS No. 133 and therefore, the fair values of these instruments are included in energy marketing and risk management assets and liabilities in the unaudited condensed consolidated balance sheets.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


    The fair values and average values of Mirant's energy marketing and risk management assets and liabilities as of March 31, 2002, net of credit reserves, are included in the following table (in millions). The average values are based on a monthly average for 2002.

                                            Energy Marketing and Risk    Energy Marketing and Risk
                                                Management Assets          Management Liabilities
                                           ---------------------------   --------------------------
                                                            Value at                     Value at
                                             Average        March 31,       Average      March 31,
                                              Value           2002           Value         2002
                                          --------------- -------------- -------------- ------------
Energy commodity instruments:
Electricity............................       $   566       $     504      $    466        $   408
Natural gas............................           903             991           854            889
Crude oil..............................             7               3             8              3
Other..................................            45              26            48             26
                                              -------       ---------      --------        -------
  Total................................       $ 1,521       $   1,524      $  1,376        $ 1,326
                                              =======       =========      ========        =======

Derivative Hedging Instruments

     Mirant uses derivative instruments to manage exposures arising from changes in interest rates, commodity prices and foreign currency exchange rates. Mirant's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended March 31, 2002, $65 million of pre-tax derivative net gains were reclassified to operating income, and $11 million of pre-tax derivative net losses were reclassified to interest expense, as follows (in millions):

                        Reclassified to operating income.......         $   65
                        Reclassified to interest expense.......            (11)
                        Tax provision..........................             21
                                                                        ------
                        Net reclassification to earnings (Note C)       $   33
                                                                        ======

     The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment but may be less than 100% effective. For example, a derivative instrument specifying one location may be used to hedge a risk at a different location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three months ended March 31, 2002, $8 million of pre-tax losses arising from hedge ineffectiveness were recognized in other expense. The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

   Interest Rate Hedging

     Mirant's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

adjustment over the life of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized ratably over the original remaining life of the hedging instrument, provided the underlying hedged transactions are still probable. Otherwise, the gains and losses will be recorded currently in earnings.

   Commodity Price Hedging

     Mirant enters into commodity financial instruments and other contracts in order to hedge its exposure to market prices for electricity expected to be produced by its generation assets. These contracts are primarily physical forward sales but may also include options and other financial instruments. Mirant also uses commodity financial instruments and other contracts to hedge its exposure to market prices for natural gas, coal and other fuels expected to be utilized by its generation assets. These contracts primarily include futures, options, and swaps. Where these contracts are derivatives and are designated as cash flow hedges, the gains and losses are deferred in OCI until the period that they were being used to hedge. The gains and losses are then recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At March 31, 2002, Mirant had a net commodity derivative hedging asset of approximately $111 million. The fair value of its commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At March 31, 2002, these contracts related to periods through 2010. The net notional amount, or net open position, of the derivative hedging instruments at March 31, 2002 was 5 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, this amount is not a measure of market risk.

     Power sales agreements and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133 are not included in hedging instruments on the unaudited condensed consolidated balance sheet.

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

   Interest Rate and Currency Derivatives

     The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On virtually all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives mitigate Mirant's exposure arising from certain foreign currency transactions.



                             Year of Maturity                          Number of        Notional      Unrecognized
           Type               or Termination     Interest Rates     Counterparties       Amount        (Loss) Gain
--------------------------- -------------------- ---------------- -------------------- ------------ ------------------
                                                                                               (in millions)
Interest rate swaps....          2003-2012         3.85%-7.12%             4                 $624     $      (34)
Currency forwards......          2002-2004             --                  3              1CAD117             (1)
                                   2003                --                  1            (pound)58             --
                                 2002-2003             --                  2                 2$14             --
                                                                                                      ----------
                                                                                                      $      (35)
                                                                                                      ==========

(pound) - Denotes British pounds sterling
CAD - Denotes Canadian dollar
1 Contracts with a notional amount of CAD106 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met.
2 Contracts are utilized by a foreign subsidiary to hedge U.S. dollar denominated sales contracts.

The unrecognized gain/loss for interest rate swaps is determined based on the estimated amount that Mirant would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrecognized gain/loss for cross-currency financial instruments is determined based on current foreign exchange rates.

G.   Business Developments

     Asset Sales

     In February 2002, Mirant completed the sale of its 44.8% indirect interest in Bewag for approximately $1.63 billion. Mirant received approximately $1.06 billion in net proceeds after repayment of approximately $550 million in debt associated with its Bewag investment. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

     In February 2002, Mirant announced that it had entered into an agreement to sell its State Line generating facility for $182 million plus an adjustment for working capital. The sale is expected to close in the second quarter of 2002.

      In March 2002, Mirant announced that it had entered into an agreement to sell its 50% ownership interest in Perryville to Cleco, who holds the remaining 50% ownership interest in Perryville. Perryville began to commercially operate a 150 MW, natural gas-fired, simple-cycle unit in Louisiana in July 2001 and is constructing a 562 MW natural gas-fired combined-cycle unit that is expected to be completed in 2002. Under the agreement, Cleco will assume Mirant's $19.5 million future equity commitment to Perryville and pay $48 million to retire Mirant's debt related to Perryville. However, Mirant may be required to make a subordinated loan of $25 million to Perryville upon the occurrence of certain events in connection with the syndication of the Perryville senior debt. The sale is expected to close in the second quarter of 2002.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

   Restructuring Charge

 As a result of changing market conditions including constrained access to capital markets as a result of the Enron bankruptcy and Moody's downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations (including its European trading and marketing business), canceling and suspending planned power plant developments, closing business development offices and severing employees. In the first quarter of 2002, Mirant recorded a restructuring charge of $562 million (pre-tax).

     The components of the restructuring charge include:

o $285 million related to write-downs of capital previously invested, either directly into construction or in progress payments on equipment.

o $246 million related to costs to cancel equipment orders and service agreements per contract terms.

o $31 million related to severance of 500 employees worldwide and other employee termination-related charges.

     Mirant anticipates that it will record additional restructuring charges of approximately $115 million (pre-tax) in future periods, primarily over the next three quarters, all of which have been identified. These costs are associated with the cancellation of additional power plant developments, additional employee severance and related costs to be finalized in the near future.

H.   Commitments and Contingent Matters

Litigation and Other Contingencies

     With respect to each of the following matters, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

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

California Attorney General Litigation: On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries in San Francisco Superior Court. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The California Attorney General claims that this alleged behavior violated both the tariff of the CAISO and, more importantly, California's unfair trade practices statutes. The suit seeks both restitution and penalties in unspecified amounts.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     On March 19, 2002, the California Attorney General filed a complaint with the FERC against certain California generators, including Mirant and several of its wholly owned subsidiaries, alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest of any such refunded amounts.

Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX: On January 16 and 17, 2001, the credit and debt ratings of SCE and Pacific Gas and Electric were lowered by Moody's and S&P to "junk" status. On January 16, 2001, SCE suspended indefinitely certain payment obligations to the PX and to the CAISO. Pacific Gas and Electric similarly suspended payments. The failure of SCE and Pacific Gas and Electric to make these payments prevented the PX and CAISO from making payments to Mirant. As of March 31, 2002, the total amount owed to Mirant by the CAISO and the PX as a result of these defaults was $355 million. During 2000 and 2001, Mirant took provisions in relation to these and other uncertainties arising from the California power markets of $295 million pre-tax.

     On March 9, 2001, as a result of the nonpayments of SCE and Pacific Gas and Electric, the California PX ceased operation and filed for bankruptcy protection. Mirant Americas Energy Marketing was appointed as a member of the official Participants Committee in the PX bankruptcy proceeding. The PX's ability to repay its debt is directly dependent on the extent to which it receives payment from Pacific Gas and Electric and SCE and on the outcome of its litigation with the California State government.

     On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant. On September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Under the terms of the proposed plan, unsecured creditors such as Mirant would receive, through a combination of cash and negotiable debt, 100% of the amounts owed upon approval of the plan.

     On March 1, 2002, SCE paid approximately $870 million to the California PX in satisfaction of all claims of or through the California PX and the CAISO through approximately January 18, 2001. The PX is not expected to make any payment to Mirant until the bankruptcy judge so orders. Mirant cannot now determine the timing of such payment or the extent to which such payment would satisfy its claims.

RMR Agreements: Mirant's subsidiaries acquired generation assets from Pacific Gas and Electric in April 1999, subject to RMR agreements. These agreements allow the CAISO, under certain conditions, to require certain of Mirant's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Mirant assumed these agreements from Pacific Gas and Electric prior to the outcome of a FERC proceeding initiated in October 1997 that will determine the percentage of a $158.8 million annual fixed revenue requirement to be paid to Mirant by the CAISO under the RMR agreements. This revenue requirement was negotiated as part of a prior settlement of a FERC rate proceeding. Mirant contends that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the RMR agreements) and the CAISO's actual calls. This approach would result in annual payments by the CAISO of approximately $120 million, or 75% of the settled fixed revenue requirement. The decision in this case will affect the amount the CAISO will pay to Mirant for the period from June 1, 1999 through the final disposition of the appeal. On June 7, 2000, the administrative law judge ("ALJ") presiding over the proceeding issued an initial decision in which responsibility for payment of approximately 3% of the revenue requirement was allocated to the CAISO. On July 7, 2000, Mirant appealed the ALJ's decision to the FERC.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     If Mirant is unsuccessful in its appeal of the ALJ's decision, it will be required to refund certain amounts of the revenue requirement paid by the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of March 31, 2002 would have been approximately $240 million; however, there would have been no effect on net income for the periods under review as adequate reserves have been recorded. This amount does not include interest that may be payable in the event of a refund. If Mirant is unsuccessful in its appeal, Mirant plans to pursue other options available under the RMR agreements to mitigate the impact of the ALJ's decision upon its future operations.

Western Power Markets Price Mitigation and Refund Proceedings: On June 19, 2001, the FERC issued an order that provides for price mitigation in all hours in which power reserves fall below 7%. During these emergency hours, the FERC will use a formula based on the marginal costs of the highest cost generator called on to run to determine the overall market clearing price. This price mitigation includes all spot market sales in markets throughout the Western System Coordinating Council. This price mitigation was implemented on June 20, 2001 and is currently in place until September 30, 2002. The FERC requires that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour.

     On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 1, 2000 through June 20, 2001. A hearing was held in March 2002, and a second hearing is scheduled to be held in August 2002. In the July 25 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including one of Mirant's subsidiaries, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. A FERC ALJ concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. The Company cannot predict the outcome of this proceeding. If the Company was required to refund such amounts, its subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf. In addition, its subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

     Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. The Company cannot predict the outcome of this proceeding. Information from this investigation could be used in any existing or future complaints before the FERC involving long-term power sales contracts relevant to the matters being investigated.

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

     On February 25, 2002, the CPUC and the California Electricity Oversight Board ("EOB") filed separate complaints at the FERC against certain sellers of energy under long-term agreements with the California DWR, including Mirant, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. In particular, the EOB claims that the contracts should be voidable at the option of the State of California. The complaints allege that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and the alleged market power of the sellers. The contract runs through December 31, 2002.

California Rate Payer Litigation: Six lawsuits have been filed and coordinated in the Superior Court for San Diego County alleging that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta and Mirant Potrero, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Three of the suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant. A listing of the cases is as follows:

                   CAPTION                           DATE FILED                       COURT OF ORIGINAL FILING
      -------------------------------------   ----------------------    -----------------------------------------------------
      People of the State of California          January 18, 2001        Superior Court of California - San Francisco County
         v. Dynegy, et al.

      Gordon v. Reliant Energy, Inc., et         November 27, 2000       Superior Court of California - San Diego County
         al. Hendricks v. Dynegy Power
         Marketing, Inc., et al.                 November 29, 2000       Superior Court of California - San Diego County

      Sweetwater Authority, et al. V.            January 16, 2001        Superior Court of California - San Diego County
         Dynegy, Inc., et al.

      Pier 23 Restaurant v. PG&E Energy          January 24, 2001        Superior Court of California - San Francisco County
         Trading, et al.

      Bustamante, et al. v. Dynegy,                 May 2, 2001          Superior Court of California - Los Angeles County
          Inc., et al.

Enron Bankruptcy Proceedings: On December 2, 2001, Enron, along with several of its subsidiaries, filed for bankruptcy. As of March 31, 2002, the total amount owed to Mirant by Enron was approximately $77 million. Based on a reserve recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Edison Mission Energy Litigation: On March 8, 2002, two subsidiaries of Edison International (collectively, "EME") filed a breach of contract action against Mirant Corporation and two of its subsidiaries in the Superior Court of Orange County, California. In July 2001, Mirant and its subsidiaries entered into a contract with EME to purchase its 50% ownership interest in EcoElectrica Holdings Ltd. ("EcoElectrica"), a limited partnership owning a 540 MW liquefied natural gas fired combined cycle cogeneration facility in Puerto Rico together with various related facilities. At the same time, Mirant and its subsidiaries entered into a separate agreement with a subsidiary of Enron to purchase an additional 47.5% ownership interest in EcoElectrica. EME alleges that Mirant and its subsidiaries breached the purchase agreement by failing to complete the purchase of EME's interest in EcoElectrica. The plaintiffs seek damages in excess of $50 million, plus interest and attorney fees.

Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the State of New York concerning the air quality control implications of various repairs and maintenance activities of Mirant New York at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the State. The State of New York issued notices of violation to some of the utilities being investigated. The State issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions, which the State of New York may require. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from historical operations, but Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Mirant New York is engaged in discussions with the State to explore a resolution of this matter.

     In January 2001, the EPA, Region 3 issued a request for information to Mirant Mid-Atlantic concerning the air permitting implications of past repair and maintenance activities at its Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. Mirant Mid-Atlantic has responded fully to this request.

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

    Energy Marketing and Risk Management

    Mirant Corporation had approximately $903 million trade credit support commitments outstanding as of March 31, 2002, which included $460 million of letters of credit, $56 million of net cash collateral posted and $387 million of parent guarantees.

     Mirant Corporation has also guaranteed the performance of its obligations under a multi-year agreement entered into by Mirant Americas Energy Marketing with Brazos Electric Power Cooperative ("Brazos"). Mirant Corporation's guarantee was $60 million at March 31, 2002, a decrease of $5 million from December 31, 2001. Mirant Corporation is subject to regulatory and commercial risks under this energy requirements contract. Mirant Corporation believes, but cannot guarantee, that it has adequately provided for the potential risks related to this contract, which terminates at the end of 2003.

     Mirant Corporation also has a guarantee related to Pan Alberta Gas, Ltd. of $64 million issued in 2000 and outstanding at March 31, 2002.

     Vastar, a subsidiary of BP, and Mirant Corporation had issued certain financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant Corporation has agreed to indemnify BP against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At March 31, 2002, such guarantees amounted to approximately $92 million.

     Perryville, in which Mirant has a 50% ownership interest accounted for under the equity method, entered into a 20-year tolling agreement with Mirant Americas Energy Marketing in April 2001. Under the agreement, Perryville will sell all the electricity generated by the facility to Mirant Americas Energy Marketing. At March 31, 2002, the total estimated notional commitment under this agreement was approximately $1.07 billion over the 20-year life of the contract. In the event that Mirant's credit rating is below BB/S&P or Ba2/Moody's, Mirant Americas Energy Marketing is required to post a letter of credit or other credit support in the amount of 125% of the principal amount of the Perryville senior debt, plus required debt service reserves and the amount of any letters of credit issued under the Perryville credit facility. Mirant Americas Energy Marketing and Mirant will continue to be obligated under the tolling agreement and guaranty, respectively, after the closing of the planned sale of Mirant's interest in Perryville (Note G).

     To the extent that Mirant Corporation does not maintain its current investment ratings, it could be required to provide alternative collateral to certain risk management and marketing counterparties based on the value of the Company's portfolio at such time, in order to continue its current relationship with those counterparties. Mirant could also be required to provide alternative collateral related to committed pipeline capacity charges. Such collateral might be in the form of cash and/or letters of credit. There is an additional risk that in the event of a reduction of Mirant's credit rating that certain counterparties may, without contractual justification, request additional collateral or terminate their obligations to Mirant.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

   Turbine Purchases and Other Construction-Related Commitments

     During the three months ended March 31, 2002, Mirant committed itself to a strategic business plan designed to reduce capital spending and operating expenses. As a result, the Company recorded a restructuring charge for the three months ended March 31, 2002 related to these changes. The reduced capital spending plan results in material changes to Mirant's commitments under its turbine purchase agreements and its turbine procurement facilities. Mirant has canceled and intends to cancel certain turbines under its purchase agreements and its off-balance sheet equipment procurement facilities within the next 12 months. The commitments for turbines that Mirant has canceled and intends to cancel are included in Mirant's restructuring charge (Note G), and Mirant plans to formally terminate the orders for these turbines at various times within one year of the restructuring commitment date. Until these termination orders are issued Mirant continues to have the option to purchase the turbines.

     As of March 31, 2002, Mirant had agreements to purchase 37 turbines (28 gas turbines and 9 steam turbines) to support the Company's ongoing and planned construction efforts. At March 31, 2002, minimum termination amounts under the remaining 26 turbine purchase contracts that Mirant intends to exercise consisted of $28 million. Total amounts to be paid under the agreements if the remaining 26 turbines that Mirant intends to exercise are purchased as planned are estimated to be $125 million at March 31, 2002. At March 31, 2002, other construction-related commitments totaled approximately $818 million.

     In addition to these commitments, Mirant, through certain of its subsidiaries, has two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to two separate, independent third-party owners. For the first facility, which is a $1.8 billion notional value facility, remaining contracts for 42 turbines (28 gas turbines and 14 steam turbines) have been assigned to a third-party trust. For the second facility, which at March 31, 2002 was a Euro 1.1 billion notional value facility, remaining contracts for six engineered equipment packages ("power islands") have been assigned to a third-party owner incorporated in The Netherlands (Note K).

     As part of its strategic restructuring, Mirant negotiated certain deferrals under both equipment purchase facilities. Because the term of the deferred fabrication period for certain turbines included in the $1.80 billion notional value facility exceeds the defined fabrication period, the Company will not have the option to enter into a lease arrangement for this equipment, thereby forcing Mirant to exercise its purchase option. Consequently, Mirant has included a $35 million liability (and related construction work in progress) for these turbines on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2002, Mirant Corporation's guarantees in connection with the equipment procurement facilities, including certain payment obligations were approximately $373 million with respect to the turbines for which the facilities have a contractual obligation (excluding the $35 million which is now included in "Other long-term debt" on its unaudited condensed consolidated balance sheet). If Mirant had elected not to exercise its purchase options with respect to the remaining 11 turbines and power islands and to terminate the procurement contracts, minimum termination amounts due would have been $181 million at March 31, 2002. If the purchase options or options to lease the remaining 11 turbines and power islands are exercised as planned, total commitments would be approximately $477 million.

   Long-Term Service Agreements

     Mirant has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine and combined-cycle generating plants. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

March 31, 2002, the minimum termination amounts for long-term service agreements associated with completed and shipped turbines were $536 million. As of March 31, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $684 million. These commitments are payable over the course of each agreement's terms, which are projected to range from between ten to twenty years.

     As a result of the turbine cancellations as part of Mirant's restructuring, the long-term service agreements associated with the canceled turbines will also be cancelled. However, as stated above, canceling the long-term service agreements will result in little or no termination costs to Mirant. Mirant does not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, the Company's restructuring should not have an impact on the long-term service agreement commitments disclosed above.

   Power Purchase Agreements

    Under the asset purchase and sale agreement for PEPCO, Mirant assumed the obligations and benefits of five power purchase agreements with a total capacity of 735 MW. At March 31, 2002, the estimated commitments under the agreements were $1.63 billion, of which $517 million is included in obligations under energy delivery and purchase commitments in the unaudited condensed consolidated balance sheets. The agreements expire over periods through 2021.

   Fuel Commitments

     Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $139 million at March 31, 2002. These agreements will continue to be in effect through 2011. In addition, Mirant has a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the daily spot rate then prevailing at each delivery point. The agreement will continue to be in effect through December 31, 2007, unless terminated sooner. The estimated commitment for the term of this agreement based on current spot prices is $6.29 billion as of March 31, 2002. Because this contract is based on the current spot price at the time of delivery, Mirant has the ability to sell the gas at the same spot price, thereby offsetting the full amount of its commitment related to this contract. In the event the Company does not maintain its current credit ratings, BP could request additional collateral. Based on the Company's current estimate and the pricing as of March 31, 2002, Mirant could be required to post approximately $266 million of additional collateral.

   Operating Leases

     Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $31 million and $30 million during the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, estimated minimum rental commitments for non-cancelable operating leases were $3.61 billion.

Perryville Guarantee

     On March 22, 2002, Perryville achieved the air and wastewater discharge permit compliance thereby terminating Mirant's guarantees for certain debt payments in connection with a loan agreement between Perryville and its lenders with respect to such permits.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

I.  Discontinued Operations

     In February 2002, Mirant announced that it had entered into an agreement to sell its State Line generating facility for $182 million plus an adjustment for working capital. This asset is expected to be sold at book value based on the value of the asset at the date of sale. The sale is expected to close in the second quarter of 2002. State Line was previously reported in Mirant's North America Group operations. In addition, income from discontinued operations for the three months ended March 31, 2001 includes SE Finance, which was contributed to Southern on March 5, 2001 as part of Mirant's spin-off from Southern.

     Mirant's results of discontinued operations for the three months ended March 31, 2002 and 2001 were as follows (in millions):

                                                          For the Three Months
                                                            Ended March 31,
                                                           2002         2001
                                                           -----       ------
    Revenue................................................ $ 15         $ 14
    Leveraged lease income..................................   -           10
    Expense.................................................   9            9
    Impairment loss.........................................   2            0
    Equity in income/(loss) of affiliates..................    -           (3)
                                                            ----         ----
    Pre-tax income.........................................    4           12
    Taxes..................................................    2            1
                                                            ----         ----
    Net income............................................. $  2         $ 11
                                                            ====         ====

    The table below presents the components of State Line's balance sheet accounts classified as current assets and liabilities held for sale as of March 31, 2002 and December 31, 2001 (in millions):

                                                       March 31, 2002       December 31, 2001
          ------------------------------------------- -----------------    --------------------
          Current Assets:
          Accounts receivable....................           $    5             $      5
          Inventory..............................                3                    3
          Other..................................                1                    1
          Property, plant and equipment..........              173                  175
          Intangibles............................                9                    9
                                                          --------             --------
          Total current assets held for sale..              $  191             $    193
                                                          ========             ========

          Current Liabilities:
          Taxes and other payables...............           $   10             $     10
          Deferred taxes.........................               15                   15
                                                            ------             --------
          Total current liabilities held for sale           $   25             $     25
                                                            ======             ========

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
    J. Segment Reporting

    With the sale of the Company's investment in Bewag and its restructuring, Mirant has changed its principal business segments from Americas, Asia-Pacific and Europe to North America and International. North America includes Mirant's United States, Canadian and Caribbean operations, and International includes Mirant's Asia-Pacific, European and Brazilian operations. The other reportable business segment is Corporate.

                            Financial Data by Segment
               For the Three Months Ended March 31, 2002 and 2001

                                                                                       Corporate and
                                                North America      International       Eliminations       Consolidated
                                             ------------------------------------------------------------------------------
                                                2002      2001      2002      2001      2002     2001     2002       2001
                                                                              (in millions)
Operating Revenues:
    Generation and energy marketing            $6,477     $8,039    $ 433      $ 87     $   -    $   -    $6,910   $ 8,126
    Distribution & integrated utility revenues    108         36        -         -         -        -       108        36
    Other                                          11          -        8         6         -        -        19         6
                                              --------- ---------- -------- --------- --------- -------- -------- ---------
    Total operating revenues                    6,596      8,075      441        93         -        -     7,037     8,168

Operating Expenses:
    Cost of fuel, electricity and other
      products                                  6,155      7,368      310        13         -        -     6,465     7,381
                                             --------- ----------- ------- --------- --------- --------- -------- ---------
    Gross Margin                                  441        707      131        80         -        -       572       787
Other Operating Expenses:
    Depreciation and amortization                  54         51       23        33         2        1        79        85
    Maintenance                                    27         22        5         5         -        -        32        27
    Selling, general, and administrative          104        223       34        28        17       45       155       296
    Impairment loss                                 -          4        -         -         -        -         -         4
    Restructuring charges                         486          -       65         -        11        -       562         -
    Other operating expenses                       98         92        2         3         7        4       107        99
                                             --------- ----------- ------- --------- --------- --------- -------- ---------
    Total other operating expenses                769        392      129        69        37       50       935       511
                                             --------- ----------- ------- --------- --------- --------- -------- ---------
 Operating (Loss) Income                         (328)       315        2        11       (37)     (50)     (363)      276

Other Income (Expense):
    Interest expense, net                         (34)       (37)     (29)      (29)      (40)     (25)     (103)      (91)
    Equity in income of affiliates                  7          7       72        72         -        -        79        79
    Gain on sales of assets, net                    -          -      291         -         -        -       291         -
    Other                                          (4)        (1)      10         8         -        -         6         7

 (Loss) Income From Continuing Operations    --------- ----------- ------- --------- --------- --------- -------- ---------
     Before Income Taxes and Minority Interest   (359)       284      346        62       (77)     (75)      (90)      271

(Benefit) Provision for income taxes             (141)       115      109       (20)      (29)      (7)      (61)       88
Minority interest                                   1          1        8         8         6        5        15        14
                                             --------- ----------- ------- --------- --------- --------- -------- ---------
(Loss) Income From Continuing Operations         (219)       168      229        74       (54)     (73)      (44)      169
Income From Discontinued Operations,
  Net of Tax Benefit                                2          6        -         -         -        5         2        11
                                             --------- ----------- ------- --------- --------- --------- -------- ---------
Net (Loss) Income                              $ (217)    $  174    $ 229      $ 74     $ (54)   $ (68)   $  (42)  $   180
                                             ========= =========== ======= ========= ========= ========= ======== =========

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  Selected Balance Sheet Information by Segment
                                At March 31, 2002

                                                                                 Corporate and
                                      North America          International        Eliminations          Total
                                    -------------------     ----------------     ---------------   -----------------
                                                                      (in millions)
Current assets                           $ 6,766                $ 934            $ (1,813)            $ 5,887

Property, plant & equipment,
  including leasehold interest             5,942                1,766                 112               7,820

Total assets                              17,187                5,222              (1,816)             20,593

Total debt                                 5,068                1,413                 758               7,239

Common equity                              4,193                2,807              (1,533)              5,467





                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

K.       Subsequent Events

   Mirant Asia-Pacific Loans

     Each of the lenders under the Sual and Pagbilao facilities has executed temporary waivers of default with respect to the obligations to provide specific levels of insurance coverage. As of April 23, 2002, Mirant has secured from its lenders waivers which extend to the insurance renewal date of November 1, 2002. Should the insurance program to be put into place prior to the expiration of such waivers not meet the types and levels of coverage required by the respective credit facilities, the Sual and Pagbilao lenders will have a right to declare an event of default and accelerate the respective loans. Acceleration of the Sual or Pagbilao loans would cause cross-default under the credit facility for Mirant Asia-Pacific. Although Mirant believes that in the event of an acceleration it would be able to refinance the Mirant Asia-Pacific loan, Mirant can give no assurances to such effect. If Mirant does not repay or refinance such loans upon acceleration, the loss of the cash flow and assets of Mirant Asia-Pacific would have a material adverse effect on the Company. Further, in the event that a Sual or Pagbilao cross-default occurs, Mirant Asia-Pacific would be prohibited under its credit facility from making distributions. As a result, amounts that would otherwise be available for distribution would not be available to Mirant to repay indebtedness or fund investment activities (Note
E).

    California Attorney General Litigation

     On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries in San Francisco Superior Court. The lawsuit alleges that the companies violated the California Unfair Competition Act by failing to properly file its rates, prices, and charges with the Federal Energy Regulatory Commission as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney's fees.

     On April 15, 2002, the California Attorney General filed a third civil lawsuit against Mirant and several of its wholly owned subsidiaries in the U.S. District Court for the Northern District of California. The lawsuit alleges that the Company's acquisition and possession of its Potrero and Delta power plants has, and will continue to, substantially lessen competition, all in violation of the Clayton Act and state unfair trade practices statutes. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees.

   California Rate Payer Litigation

    On April 23, 2002, a class action was filed on behalf of all customers of electricity distributed into California by the defendants (other than the defendants and their affiliates) by T&E Pastorino Nursery and Pastorino & Son Nursery against several California generators, including Mirant and several of its subsidiaries, in the Superior Court for the County of San Mateo, California. The suit is related to events in the California wholesale electricity market occurring over the last three years. The suit alleges that the defendants violated the state unfair trade practices statutes by engaging in unfair, unlawful and deceptive practices and by acquiring generating plants in California that allowed them to exercise market power to withhold capacity and raise prices above competitive levels. The plaintiffs seek restitution, injunctive relief and unspecified compensatory and general damages.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     With respect to each of these lawsuits, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

   Turbine Facilities

     In April 2002, Mirant restructured its Euro denominated facility by reducing the size of the facility from Euro 1.10 billion notional value to Euro 550 million notional value and by shortening the maturity date of the facility from December 31, 2004 to December 31, 2003 (Note H).

   Mirant New England Guarantee

    In April 2002, Mirant Corporation issued a guarantee in the amount of $188 million for any obligations Mirant New England may incur under its Wholesale Transition Service Agreement with Cambridge Electric Light Company and Commonwealth Electric Company. Under the agreement, Mirant New England is required to sell electricity at fixed prices to Cambridge and Commonwealth in order for them to meet their supply requirements to certain retail customers. Both the guarantee and the agreement expire in February 2005.

   Asset Sales

     In May 2002, Mirant sold its 60% ownership interest in the 750 MW Kogan Creek power project, located near Chinchilla in southeast Queensland, Australia, and associated coal deposits to CS Energy Ltd ("CS Energy") for approximately $29 million. The project was a 40/60 joint venture between CS Energy and Mirant.

     In May 2002, Mirant sold its 9.99% ownership interest in SIPD, located in the Shandong Province, China, for approximately $120 million.

    Fuel Purchase Agreement

    In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic will purchase a minimum of 2.4 million tons of fuel per annum through December 2007. This minimum purchase commitment will become effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility, currently expected to be June 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices it is expected that the annual purchase commitment will be approximately $100 million.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     We are a leading global competitive energy company. We deliver value by integrating an extensive portfolio of power and natural gas assets with risk management and marketing expertise. We have facilities in the United States, Canada, the Caribbean, Asia and Europe and operate one of the world's largest integrated asset management and energy marketing organizations from our headquarters in Atlanta. As of March 31, 2002, we owned or controlled more than 21,500 MW of electric generating capacity around the world, with approximately 6,000 MW under development. We consider a project under development when we have contracted to purchase machinery for the project, we own or control the project site and are in the permitting process. These projects may or may not have received all of the necessary permits and approvals to begin construction. We cannot provide assurance that projects under development will be completed. In North America, we also control access to approximately 3.8 billion cubic feet per day of natural gas production, more than 4.0 billion cubic feet per day of natural gas transportation and approximately 65 billion cubic feet of natural gas storage.

    With the sale of our investment in Bewag and our restructuring, we have changed our principal business segments from Americas, Asia-Pacific and Europe to North America and International. North America includes our United States, Canadian and Caribbean operations and International includes our Asia-Pacific, European and Brazilian operations. The other reportable business segment is Corporate.

     Through our business development offices, we monitor the United States and international economies and energy markets to identify and capitalize on business opportunities. Through construction and acquisition, we have built a portfolio of power plants, electric distribution companies and electric utilities, giving us a net ownership and leasehold interest of over 18,700 MW of electric generating capacity around the world, and control of over 2,800 MW of additional generating capacity through management contracts. Our business also includes managing risks associated with market price fluctuations of energy and energy-linked commodities for us and our customers. We use our risk management capabilities to optimize the value of our generating and gas assets and offer risk management services to others. We also own fully integrated electric utilities with generation, transmission and distribution capabilities as well as electricity distribution companies.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001
        Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                                            First Quarter
                                                                    ------------------------------
                                                                    (in millions)

              Operating revenues.................................      $(1,131)           (14%)
              Cost of fuel, electricity and other products.......         (916)           (12%)
              Other operating expenses
                 Maintenance.....................................            5             19%
                 Depreciation and amortization...................           (6)            (7%)
                 Selling, general and administrative.............         (141)           (48%)
                 Restructuring charge............................          562              -
              Other income/expense
                 Interest income.................................          (35)           (67%)
                 Interest expense................................          (23)           (16%)
                 Gain on sale of assets..........................          291              -
                 Equity in income of affiliates..................            -              -
                 Receivables recovery............................           19            190%
              (Benefit) provision for income taxes...............         (149)          (169%)

      Operating revenues. Our operating revenues for the three months ended March 31, 2002 were $7,037 million, a decrease of $1,131 million over the same period in 2001. The following factors were responsible for the decrease in operating revenues:

o Revenues from generation and energy marketing products for the three months ended March 31, 2002, were $6,910 million, compared to $8,126 million for the same period in 2001. This decrease of $1,216 million resulted primarily from decreased prices for natural gas and power and reduced generation primarily in the western U.S., which was partially offset by higher revenues from our European energy marketing operations due to higher physical volumes in the German market, the commencement of operations at our Michigan plant in June 2001 and the commencement of the second phase of our Texas plant in June 2001.

o Distribution and integrated utility revenues for the three months ended March 31, 2002, were $108 million, compared to $36 million for the same period in 2001. This increase of $72 million was attributable to our Jamaican investment which was acquired in March 2001, offset somewhat by the elimination of revenue due to the sale of our Chilean operations in December 2001.

o Other revenues for the three months ended March 31, 2002, were $19 million, compared to $6 million for the same period in 2001. This increase of $13 million was primarily attributable to revenues related to the gas and oil operations we acquired from Castex in August 2001.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Cost of fuel, electricity and other products. Cost of fuel, electricity and other products for the three months ended March 31, 2002, was $6,465 million, compared to $7,381 million for the same period in 2001. This decrease of $916 million was primarily attributable to decreased prices for natural gas and reduced generation primarily in the western U.S., partially offset by higher costs from our European energy marketing operations due to higher physical volumes in the German market and the operating expenses in the first quarter of 2002 from our Jamaican investment which was acquired in March 2001. The decrease was offset by the commencement of operations at our Michigan plant in June 2001 and of the second phase of our Texas plant in June 2001.

     Other operating expenses. Other operating expenses for the three months ended March 31, 2002 were $935 million, a decrease of $424 million over the same period in 2001. The following factors were responsible for the decrease in operating expenses:

o Depreciation and amortization expense for the three months ended March 31, 2002, was $79 million, compared to $85 million for the same period in 2001. This decrease of $6 million resulted primarily from the elimination of goodwill amortization of approximately $18 million, offset by additional depreciation from our Jamaican investment which was acquired in March 2001, from the commencement of operations at our Michigan plant in June 2001 and from commencement of the second phase of our Texas plant in June 2001.

o Maintenance expense for the three months ended March 31, 2002, was $32 million, compared to $27 million for the same period in 2001. This increase of $5 million resulted primarily from the plants and businesses we acquired in North America.

o Selling, general and administrative expense for the three months ended March 31, 2002, was $155 million, compared to $296 million for the same period in 2001. The majority of the decrease of $141 million resulted from provisions taken in the first quarter of 2001 related to uncertainties in the California power markets. In addition, the amount of stock related compensation was higher in 2001. These decreases were offset somewhat by operating expenses in the first quarter of 2002 from our Jamaican investment which was acquired in March 2001.

o Restructuring charge for the three months ended March 31, 2002, was $562 million. The components of the restructuring charge include:

     -    $285 million  related to write-downs of capital  previously  invested,
          either  directly  into   construction  or  in  progress   payments  on
          equipment.

     - $246 million related to costs to cancel equipment orders and service agreements per contract terms.

     - $31 million related to the severance of 500 employees and other employee termination-related charges.

     Total other income (expense). Other income for the three months ended March 31, 2002 was $273 million, compared to other expense of $5 million for the same period in 2001. The increase in other income of $278 million was primarily due to the following:

o Gain on the sale of our investment in Bewag in February 2002 was $290 million.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o Interest income for the three months ended March 31, 2002, was $17 million, compared to $52 million for the same period in 2001. This decrease of $35 million was primarily due to lower interest revenue from our loan receivables related to Shajiao C and Hyder, lower overall bank balances and lower interest rates earned on those balances. In addition, we had interest income of approximately $12 million from the Capital Funding subsidiary transferred to Southern in March 2001.

o Interest expense for the three months ended March 31, 2002, was $120 million, compared to $143 million for the same period in 2001. This decrease of $23 million was primarily due to higher capitalized interest in the first quarter of 2002. Capitalized interest for the three months ended March 31, 2002 was $38 million, compared to $7 million for the same period in 2001. The increase in capitalized interest resulted from higher levels of construction in progress in the first quarter of 2002. In addition, we had interest expense of approximately $12 million from the Capital Funding subsidiary transferred to Southern in March 2001.

o Equity in income of affiliates for both the three months ended March 31, 2002 and 2001 was $79 million. There was a decrease due to lower earnings from Bewag, offset by higher earnings from our Shajiao C venture due to a forced outage in 2001 and higher earnings from CEMIG primarily due to a tariff settlement.

o Receivables recovery of $29 million was received by us as final payment related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. During the three months ended March 31, 2001, we received $10 million related to these receivables. At the time of the purchase, we did not place value on the receivables due to the uncertain credit standing of the party with whom the receivables were secured.

     (Benefit) provision for income taxes. The benefit for income taxes for the three months ended March 31, 2002, was $61 million, compared to a provision of $88 million for the same period in 2001. This represents a change of $149 million primarily due to restructuring charges taken, the decrease in income generated in North America in the first quarter of 2002 and additional provisions related to our consolidated tax position taken in the first quarter of 2001. This change was offset somewhat by additional taxes related to the gain on the sale of our investment in Bewag in February 2002 and additional taxes in 2002 related to SIPD.

Earnings

     Our consolidated net loss for the three months ended March 31, 2002, was $42 million ($0.10 per diluted share) compared to net income of $180 million ($0.52 per diluted share) for the corresponding period of 2001. The decrease in net income of $222 million from the same period in 2001 is attributable to our business segments as follows:

   North America
    Net loss for the North America Group totaled $217 million for the three months ended March 31, 2002. This represents a decrease in income of $391 million from the same period in 2001 and is primarily attributable to restructuring charges of $294 million, decreased prices for natural gas and power and reduced generation primarily in the western U.S. during the first quarter of 2002. This was partly offset by the elimination of goodwill amortization in 2002. In addition, 2001 net income includes a $147 million ($245 million pre-tax) provision for the uncertainties in the California power market taken in the first quarter of 2001. The total amount of provisions made in relation to these uncertainties was $177 million ($295 million pre-tax). As of March 31, 2002, the total amount owed to us by the CAISO and the PX was $355 million.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  International
     Net income for the International Group totaled $229 million for the three months ended March 31, 2002, an increase of $155 million from the same period in 2001. This increase was primarily attributable to the after-tax gain of $167 million from the sale of our interest in Bewag, higher amounts received related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition, the elimination of goodwill amortization, higher earnings from our Shajiao C venture due to a forced outage in 2001 and higher earnings from CEMIG primarily due to a tariff settlement. The increase was partially offset by restructuring charges of $43 million and lower income from operations of Bewag and SIPD in the first quarter of 2002.

   Corporate
     After-tax corporate expenses produced a net loss from continuing operations of $54 million for the three months ended March 31, 2002. The decreased costs for the quarter resulted from higher compensation in 2001 and additional tax provisions related to our consolidated tax position in 2001. These decreases were offset somewhat by increased interest expense in 2002 on corporate borrowings used to fund working capital and construction.

FINANCIAL CONDITION

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

   Operating Activities

      Net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows totaled $275 million for the three months ended March 31, 2002, as compared to net cash used in operating activities of $111 million for the same period in 2001. This increase was due to the following items:

o We made payments in the first quarter of 2001 to fuel suppliers and others of approximately $140 million, which were accrued in 2000 and related to amounts owed to us and not collected from the CAISO and California PX.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o We received $170 million of net cash collateral in the first quarter of 2002 compared to a net payment of cash collateral of $25 million in the first quarter of 2001. The receipts in 2002 were due primarily to a reduction in our energy marketing credit exposure as a result of lower prices in the first quarter of 2002 and expanding the use of our master netting agreements.

o We received net tax refunds of $90 million in March 2002 as a result of over payments made in the fourth quarter of 2001 due to changes in estimates related to the 2001 tax year compared to $48 million paid in the first quarter of 2001.

     Excluding the effects of working capital reflected as "Changes in certain assets and liabilities, excluding effects from acquisitions" in our unaudited condensed consolidated statements of cash flows, our operating cash flows for the three months ended March 31, 2002 increased by $112 million compared to the same period in 2001. This increase was due primarily to a $78 million after tax reduction in relation to our funding obligation for the energy delivery and purchase agreements associated with the acquisition of our Mid-Atlantic assets in December 2000.

     For the three months ended March 31, 2002, net income included the release of approximately $68 million in after-tax provisions recorded in connection with the PEPCO acquisition compared to $73 million for the same period in 2001. The total after-tax assumed obligation recorded in purchase accounting was $1.4 billion, which was our estimate of actual after-tax cash payments we expected to make over the term of the contracts as a result of assuming the out-of-market contracts from PEPCO, based on future price and volume estimates at the time of our acquisition.

    Investing Activities

     Net cash provided by investing activities totaled $1,024 million for the three months ended March 31, 2002, as compared to net cash used in investing activities of $548 million for the same period in 2001. For the three months ended March 31, 2002, we received proceeds from the sale of our indirect interest in Bewag of approximately $1.63 billion. This was offset by capital expenditures of approximately $510 million. The 2001 investing activities included capital expenditures in North America and the acquisition of our Jamaican investment in March 2001. Cash flows from investing activities also include the repayment of notes receivable in the form of shareholder's loans to Shajiao C in the amount of $7 million in 2002 and $52 million in 2001. Of these amounts, we are entitled to approximately $7 million and $47 million respectively, after repayments to minority shareholders.

   Financing Activities

     Net cash used for financing activities totaled $1,229 million for the three months ended March 31, 2002, as compared to net cash provided by financing activities of $790 million for the same period in 2001. The decrease is primarily attributable to higher repayments of long-term debt, much of which was completed using the proceeds received from the sale of our indirect interest in Bewag.

     Under our current plan, we expect our cash and financing needs over the next several years to be met through a combination of cash flows from operations, availability under our existing and renewed credit facilities, new non-recourse project financings and asset sales. Based on market conditions, we would consider new capital market financings to fund new projects and investments and to replace drawn balances under credit facilities. A significant

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

part of our investments are in subsidiaries financed with project or subsidiary level indebtedness to be repaid solely from the respective subsidiary's cash flows. Subsidiaries financed in this manner are often restricted by their respective project credit documents in their ability to pay dividends and management fees periodically to us. These limitations usually require that debt service payments be current, debt service coverage and leverage ratios be met and there be no default or event of default under the relevant credit documents. There are also additional limitations that are adapted to the particular characteristics of each subsidiary and its assets.

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

   Common Stock

    The market price of our common stock at March 31, 2002 was $14.45 per share and the book value was $13.62 per share based on the 401,495,567 shares outstanding at March 31, 2002, representing a market-to-book ratio of 106%.

   Asset Sales

     In February 2002, we completed the sale of our 44.8% ownership interest in Bewag for approximately $1.63 billion. We received approximately $1.06 billion in net proceeds after repayment of approximately $550 million in debt associated with our Bewag investment. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

     In February 2002, we announced that we had entered into an agreement to sell our State Line generating facility for $182 million plus an adjustment for working capital. The sale is expected to close in the second quarter of 2002.

     In March 2002, we announced that we had entered into an agreement to sell our 50% ownership interest in Perryville to Cleco, who holds the remaining 50% ownership interest in Perryville. Perryville began to commercially operate a 150 MW, natural gas-fired, simple-cycle unit in Louisiana in July 2001 and is constructing a 562 MW natural gas-fired combined-cycle unit that is expected to be completed in 2002. Under the agreement, Cleco will assume our $19.5 million future equity commitment to Perryville and pay $48 million to retire our debt related to Perryville. The sale is expected to close in the second quarter of 2002. Under the terms of the sale, however, we may be required to make a subordinated loan of $25 million to Perryville upon the occurrence of certain events in connection with the syndication of the Perryville senior debt.

     In May 2002, we sold our 60% ownership interest in the 750 MW Kogan Creek power project, located near Chinchilla in southeast Queensland, Australia, and associated coal deposits to CS Energy Ltd ("CS Energy") for approximately $29 million . The project was a 40/60 joint venture between CS Energy and Mirant.

     In May 2002, we sold our 9.99% ownership interest in SIPD, located in the Shandong Province, China, for approximately $120 million.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Available Liquidity and Related Debt to Capitalization Ratios

   The following table contains our available liquidity as of March 31, 2002 and December 31, 2001 (in millions):

                                                       Liquidity
                                         ---------------------------------------
                                          As of March 31,   As of December 31,
                                               2002                2001
                                         ------------------ --------------------
Cash at Mirant Corporation..........           $   441          $     406
Cash at subsidiaries................               465                430
Availability of credit facilities:
  Mirant Corporation...............                796                867
  Mirant Americas Generation........               227                227
  Mirant Canada Energy Marketing...                 21                 18
Cash at subsidiaries not available for
   immediate payment to parent (1).               (337)              (294)
                                               -------          ---------
Total .............................            $ 1,613          $   1,654
                                               =======          =========

(1) Represents estimated cash at the subsidiary level that is required for operating, working capital or investment purposes at the respective subsidiary and that is not available for immediate payment to Mirant Corporation.

     The following table contains some of our key debt to capitalization ratios as of March 31, 2002 and December 31, 2001:

                                             March 31, 2002    December 31, 2001
                                             ---------------- ------------------
    Recourse Debt /Total Recourse Capital.         33.0%              33.1%
    Total Debt /Total Capital.............         59.2%              62.2%

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

                     MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Debt

     The following table sets forth our short-term and long-term debt as of December 31, 2001 and March 31, 2002 (in millions):

                                                                March 31,   December 31,
                                                                  2002        2001
                                                               ----------  -------------
Short-term debt
      Mirant Canada Energy Marketing.........................   $    23    $    26
      Jamaica Public Service Company.........................        23         22
      Mirant Asia-Pacific Limited  -  Mirant Asia-Pacific
      Singapore Pte Ltd......................................         7          7
                                                                -------    -------
           Total short-term debt.............................        53         55
Current portion of long-term debt
      Mirant Asia-Pacific....................................        14        792
      Sual and Pagbilao project term loans...................     1,118      1,201
      Mirant Asia-Pacific Ltd - Shajiao C....................         1          0
      Mirant Holdings Beteiligungsgesellschaft term loan.....        --        566
      Mirant Americas, Inc. - deferred acquisition price.....        21         21
      West Georgia Generating Company........................         5          5
      Capital leases - Jamaica...............................         9          9
      Jamaica Public Service Company.........................        --          8
      Grand Bahama Power Company.............................         2          2
                                                                -------    -------
           Total current portion of long-term debt...........     1,170      2,604
Notes Payable
      Mirant Corporation senior notes .......................       700        700
      Mirant Americas Generation senior notes................     2,500      2,500
      Mirant Americas Generation revolving credit facilities.        73         73
      Mirant Americas, Inc. - deferred acquisition price.....        45         45
      Mirant Asia-Pacific....................................       240         --
      West Georgia Generating Company........................       140        140
      Mirant Americas Energy Capital ........................       150        150
      Mirant Grand Bahamas...................................        16         16
      Grand Bahama Power Company.............................        29         30
      Mirant Trinidad bonds..................................        73         73
      Mirant Asia-Pacific Limited - Shajiao C................        26         27
         Unamortized debt premium/ discounts on notes........        (3)        (3)
                                                                -------    -------
           Total notes payable...............................     3,989      3,751
Other long-term debt
      Mirant Corporation convertible senior debentures.......       750        750
      Mirant Corporation revolving credit facilities.........       975      1,075
      Mirant Americas Development Capital....................        35         --
      Jamaica Public Service Company.........................       133        125
      Mirant Caribe..........................................         9          0
      Capital leases  - North America........................        11         10
      Capital leases  - Jamaica..............................       114        113
                                                                -------    -------
           Total other long-term debt........................     2,027      2,073
                                                                -------    -------
                Total debt...................................   $ 7,239    $ 8,483
                                                                =======    =======

     We have revolving credit facilities with various lending institutions totaling approximately $3.19 billion. At March 31, 2002, amounts borrowed under such facilities (including drawn amounts and letters of credit) totaled $2.15 billion and are comprised of the following: $23 million drawn under the facility expiring in 2002, $975 million drawn under facilities expiring in 2003 (which included amounts outstanding under Mirant Corporation's 364-Day Credit Facility with an initial termination date of July 2002) and $1.15 billion drawn under the facilities expiring in 2004 and beyond. Under its $1.125 billion 364-Day Credit Facility, Mirant Corporation may elect to convert all revolving credit advances outstanding on or before the July 2002 termination date thereunder into a term loan maturing not later than the first anniversary of the termination date. Except for the credit facility of Mirant Canada Energy Marketing, an indirect wholly owned subsidiary of Mirant Corporation, bowerings under these these facilities are recorded as long-term debt in the unaudited condensed consolidated balance sheet.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The credit facilities generally require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. The schedule below summarizes amounts available on these facilities held by Mirant Corporation and the specified subsidiaries as of December 31, 2001 and March 31, 2002 (in millions).

                                                                  Amount Available
                                                        -------------------------------------
  Company                                    Facility                         December 31,
                                             Amount       March 31, 2002          2001
  ------------------------------------------ ---------- ------------------- -----------------
  Mirant Corporation *....................      $2,700        $ 796            $   867
  Mirant Americas Generation .............         300          227                227
  Mirant Canada Energy Marketing.........           44           21                 18
  Mirant Americas Energy Capital..........         150           --                 --
                                                ------       ------            -------
     Total...............................       $3,194       $1,044            $ 1,112
                                                ======       ======            ========

* At March 31, 2002, there was $1,904 million of drawn amounts which included $929 million of letters of credit outstanding compared to $1,833 million of drawn amounts which included $758 million of letters of credit outstanding at December 31, 2001.

    Each of our credit facilities contains various covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness and liens, and
(iii) limitations on the sales of assets. In addition to other covenants and terms, each our credit facilities includes minimum debt service coverage and a maximum leverage covenant and a minimum debt service coverage test for dividends and distributions. As of March 31, 2002, there were no events of default under such credit facilities.

    Mirant Canada Energy Marketing has extended its credit facility to June 2002. The revolving credit facility of approximately $44 million (denominated as 70 million Canadian dollars) had outstanding borrowings $23 million, at an interest rate of 4.75% at March 31, 2002. The credit facility is guaranteed by Mirant Corporation.

     In February 2002, Perryville, the lenders under its credit facility, Mirant Americas Energy Marketing and Mirant Corporation entered into the following transactions: (i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement, (iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing amended the ratings threshold in the tolling agreement with respect to Mirant to at least BB/S&P and Ba2/Moody's, related to Mirant Americas Energy Marketing's obligation to post a letter of credit or other credit support as disclosed in Note H, and (iv) the parties agreed to certain additional terms in support of the syndication of the credit facility. Mirant Americas Energy Marketing and Mirant will continue to be obligated under the tolling agreement and guaranty, respectively, after the closing of the planned sale of Mirant's interest in Perryville (Note G).

     In March 2002, Mirant Americas Energy Capital transferred the borrowing base assets under its credit facility to a special purpose vehicle and granted security interests in such assets. The special purpose vehicle will be consolidated with Mirant.

     Each of the lenders under the Sual and Pagbilao facilities has executed temporary waivers of default with respect to the obligations to provide specific levels of insurance coverage. The waivers are effective through April 30, 2002. In April 2002, Mirant secured from its lenders waivers which extend to the insurance renewal date on November 1, 2002.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On January 23, 2002, Mirant Asia-Pacific, an indirect, wholly owned subsidiary of Mirant Corporation, borrowed $192 million under a new credit facility to repay, in part, its prior $792 million credit facility. The repayment of the balance of the prior credit facility was funded by Mirant Corporation. In March 2002, Mirant Asia-Pacific secured a second tranche of $62 million which has been used to repay part of the funding from Mirant Corporation. The new credit facility contains various business and financial covenants including, among other things, (i) limitations on dividends and distributions, including a prohibition on dividends if Mirant ceases to be rated investment grade by at least two of Fitch, S&P and Moody's, (ii) mandatory prepayments upon the occurrence of certain events, including certain asset sales and certain breaches of the Sual and the Pagbilao energy conversion agreements,
(iii) limitations on the ability to make investments and to sell assets, (iv) limitations on transactions with affiliates of Mirant and (v) maintenance of minimum debt service coverage ratios.

     Each of the lenders under the Sual and Pagbilao facilities has executed temporary waivers of default with respect to the obligations to provide specific levels of insurance coverage. As of April 23, 2002, Mirant has secured from its lenders waivers which extend to the insurance renewal date of November 1, 2002. Should the insurance program to be put into place prior to the expiration of such waivers not meet the types and levels of coverage required by the respective credit facilities, the Sual and Pagbilao lenders will have a right to declare an event of default and accelerate the respective loans. Acceleration of the Sual or Pagbilao loans would cause cross-default under the credit facility for Mirant Asia-Pacific. Although Mirant believes that in the event of an acceleration it would be able to refinance the Mirant Asia-Pacific loan, Mirant can give no assurances to such effect. If Mirant does not repay or refinance such loans upon acceleration, the loss of the cash flow and assets of Mirant Asia-Pacific would have a material adverse effect on the Company. Further, in the event that a Sual or Pagbilao cross-default occurs, Mirant Asia-Pacific would be prohibited under its credit facility from making distributions. As a result, amounts that would otherwise be available for distribution would not be available to Mirant to repay indebtedness or fund investment activities.

Contractual Obligations and Commitments

      Energy Marketing and Risk Management

    Certain financial instruments that we use to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of these instruments are recorded in energy marketing and risk management assets and liabilities on our unaudited condensed consolidated balance sheet.

    The following table provides an assessment of the factors impacting the change in net fair value of the energy marketing and risk management asset and liability accounts during the three months ended March 31, 2002 (in millions).

  Net fair value of portfolio at January 1, 2002......................... $ 134
  Gains (losses) recognized in the period, net (1).......................    86
  Contracts settled during the period, net...............................   (73)
  Change in fair value as a result of a change in valuation technique(2).    --
  Other changes in fair value, net (3)...................................   (22)
  Deferred option premiums, net..........................................    73
                                                                          -----
  Net fair value of portfolio at March 31, 2002.......................... $ 198
                                                                          =====

(1) This amount includes approximately $5 million which represents management's estimate of initial value of new contracts entered into during the three months ended March 31, 2002.
(2) Mirant's modeling methodology has been consistently applied for the three months ended March 31, 2002.
(3) Consists primarily of purchase accounting and other adjustments to energy marketing and risk management assets (liabilities).

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The fair values and average values of our energy marketing and risk management assets and liabilities, net of credit reserves, as of March 31, 2002 are included in the following table (in millions). The average values are based on a monthly average for 2002.


                                                                                        Net Energy Marketing
                             Energy Marketing and Risk    Energy Marketing and Risk      and Risk Management
                                 Management Assets          Management Liabilities       Assets (Liabilities)
                             -------------------------    -------------------------     ----------------------
                                           Value at                      Value at
                               Average     March 31,       Average       March 31,          Net Value at
                                Value         2002           Value          2002            March 31, 2002
Energy commodity
  Instruments:
Electricity.................   $  566      $    504           466         $  408          $      96
Natural gas.................      903           991           854            889                102
Crude oil...................        7             3             8              3                 --
Other.......................       45            26            48             26                 --
                               ------      --------       -------         ------               ----
  Total.....................   $1,521      $  1,524       $ 1,376         $1,326          $     198
                               ======      ========       =======         ======          =========


     The following table represents the net energy and risk management assets and liabilities by tenor, complexity and liquidity. As of March 31, 2002, approximately 67% of the net value was calculated using simple models with high price discovery. These include forwards, swaps and options at liquid locations. Also, as of March 31, 2002, approximately 70% of the net value was expected to be realized by the end of 2003. Examples of medium and high complexity models include natural gas storage and transportation renewal options, respectively.

                                            Fair Value of Energy Marketing and Risk Management
                                               Assets and Liabilities as of March 31, 2002
                                                            (in millions)
                   --------------------------------------------------------------------------------------------------

                    Low Complexity Models      Medium Complexity Models         High Complexity Models
                       Price Discovery              Price Discovery                Price Discovery
                   ------------------------- ------------------------------ ------------------------------- ---------
                   High    Medium     Low        High    Medium     Low         High     Medium    Low        Total
                   ----    ------     ---        -----   ------     ---         ----     ------    ---       ------
2002...........     $ 29     $ 4     $  2        $ 23     $ --     $ --        $   1     $  --    $ --       $  59
2003...........       51      11        5          10        1       --            1        --      --          79
2004...........       (1)      5        4           3        1       --           --        --      --          12
2005...........       22     (12)      (4)          3       --        1           --        --      --          10
2006...........       28      --      (16)          3       --       --           --        --      --          15
Thereafter ....        3       1      (15)          4       22        8           --        --      --          23
                    ----     ---     ----        ----     ----     ----        -----     -----    ----       -----
Net assets....      $132     $ 9     $(24)       $ 46     $ 24     $  9        $   2     $  --    $ --       $ 198
                    ====     ===     =====       ====     ====     ====        =====     =====    ====       =====


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

Level of Price Discovery:

o High - Large, liquid markets with multiple daily third-party and/or exchange settled price quotes available.
o Medium - Less liquid markets with periodic external price quotes available, or price levels which are validated, on a daily basis, indirectly as temporal and/or locational spreads off of "High" price discovery data.
o Low - Illiquid markets with little or no external price quotes, or where the underlying transactions constitute a large portion of the totality of the transactions in the market.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

    Mirant Corporation had approximately $903 million trade credit support commitments outstanding as of March 31, 2002, which included $460 million of letters of credit, $56 million of net cash collateral posted and $387 million of parent guarantees.

     Mirant Corporation has also guaranteed the performance of its obligations under a multi-year agreement entered into by Mirant Americas Energy Marketing with Brazos. Under the agreement, effective January 1999, Mirant Corporation provides all the electricity required to meet the needs of the distribution cooperatives served by Brazos. Mirant Corporation is entitled to the output of Brazos' generation facilities and its rights to electricity under power purchase agreements Brazos has entered into with third parties. Mirant Corporation's guarantee was $60 million at March 31, 2002, a decrease of $5 million from December 31, 2001. Mirant Corporation is subject to regulatory and commercial risks under this energy requirements contract. Mirant Corporation believes that it has adequately provided for the potential risks related to this contract, which terminates at the end of 2003; however, no assurance can be given that additional losses will not occur.

     Mirant Corporation also has a guarantee related to Pan Alberta Gas of $64 million issued in 2000 and outstanding at March 31, 2002.

     Vastar, a subsidiary of BP, and Mirant Corporation had issued financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant Corporation has agreed to indemnify BP against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At March 31, 2002, such guarantees amounted to approximately $92 million.

     In June 2001, Mirant provided an air permit guarantee and a wastewater discharge permit guarantee in connection with a loan agreement between Perryville and its lenders. Under these guarantees, Mirant guaranteed the debt payments under the loan agreement if Perryville does not obtain or achieve necessary air and waste water discharge permit compliance. In March 2002, Perryville achieved the air and wastewater discharge permit compliance thereby terminating Mirant's guarantee with respect to the air and wastewater discharge permits for the debt payments in connection with a loan agreement between Perryville and its lenders.

     Perryville, in which Mirant Corporation has a 50% ownership interest accounted for under the equity method, entered into a 20-year tolling agreement with Mirant Americas Energy Marketing in April 2001. Under the agreement, Perryville will sell all the electricity generated by the facility to Mirant Americas Energy Marketing. At March 31, 2002, the total estimated notional commitment under this agreement was approximately $1.07 billion over the 20-year life of the contract. Mirant Corporation has guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement. In the event that Mirant's credit rating is below BB/S&P or Ba2/Moody's, Mirant Americas Energy Marketing is required to post a letter of credit or other credit support in the amount of 125% of the principal amount of the Perryville senior

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

debt, plus required debt service reserves and the amount of any letters of credit issued thereunder. Mirant Americas Energy Marketing and Mirant will continue to be obligated under the tolling agreement and guaranty, respectively, after the closing of the planned sale of Mirant's interest in Perryville (Note
G).

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

 Turbine Purchases and Other Construction-Related Commitments

     During the three months ended March 31, 2002, Mirant committed itself to a strategic business plan designed to reduce capital spending and operating expenses. As a result, we recorded a restructuring charge for the three months ended March 31, 2002 related to these changes. The reduced capital spending plan results in material changes to our commitments under our turbine purchase agreements and our turbine procurement facilities. We have canceled and intend to cancel certain turbines under our purchase agreements and off-balance sheet equipment procurement facilities within the next 12 months. The commitments for turbines that we have canceled and intend to cancel are included in our restructuring charge. We plan to formally terminate the orders for the turbines that we intend to cancel at various times within one year of the restructuring commitment date. Our financial plan does not contemplate purchasing the turbines that we have designated for termination. From a contractual perspective, however, until the contracts are cancelled, we have the option to purchase the turbines designated for termination at various times up to and through 2003.

     As of March 31, 2002, we had agreements to purchase 37 turbines (28 gas turbines and 9 steam turbines) to support the our ongoing and planned construction efforts. At March 31, 2002, minimum termination amounts under the remaining 26 turbine purchase contracts that we intend to exercise consisted of $28 million. Total amounts to be paid under the agreements if the remaining 26 turbines that we intend to exercise are purchased as planned are estimated to be $125 million at March 31, 2002. At March 31, 2002, other construction-related commitments totaled approximately $818 million.

     In addition to these commitments, we, through certain of our subsidiaries, have two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to two separate, independent third-party owners. For the first facility, which is a $1.8 billion notional value facility, remaining contracts for 42 turbines (28 gas turbines and 14 steam turbines) have been assigned to a third-party trust. For the second facility, which was reduced from a Euro 1.1 billion notional value facility to a Euro 550 million notional value facility in April 2002, remaining contracts for six engineered equipment packages ("power islands") have been assigned to a third-party owner incorporated in The Netherlands.

     As part of our strategic restructuring, we negotiated certain deferrals under both equipment purchase facilities. Because the term of the deferred fabrication period for certain turbines included in the $1.80 billion notional value facility exceeds the defined fabrication period, we will not have the option to enter a lease arrangement for this equipment, thereby forcing us to exercise our purchase option. Consequently, we have included a $35 million liability (and related construction work in progress) for these turbines on our

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

accompanying unaudited condensed consolidated balance sheet. At March 31, 2002, Mirant Corporation's guarantees in connection with the equipment procurement facilities, including certain payment obligations were approximately $373 million with respect to the turbines for which the facilities have a contractual obligation (excluding the $35 million which is now included in "Other long-term debt" on our unaudited condensed consolidated balance sheet). If we had elected not to exercise our purchase options with respect to the remaining 11 turbines and power islands and to terminate the procurement contracts, minimum termination amounts due would have been $181 million at March 31, 2002. If the purchase options or options to lease the 11 remaining turbines and power islands are exercised as planned, total commitments would be approximately $477 million.

   Long-Term Service Agreements

     We have entered into long-term service agreements for the maintenance and repair by third parties of many of our combustion-turbine and combined-cycle generating plants. Generally these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of March 31, 2002, the minimum termination amounts for long-term service agreements associated with completed and shipped turbines were $536 million. As of March 31, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $684 million. These commitments are payable over the course of each agreement's terms, which are projected to range from between ten to twenty years.

     As a result of the turbine cancellations as part of our restructuring, the long-term service agreements associated with the canceled turbines will also be cancelled. However, as stated above, canceling the long term service agreements will result in little or no termination costs to us. We do not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, our restructuring should not have an impact on the long-term service agreement commitments disclosed above.

   Power Purchase Agreements

    Under the asset purchase and sale agreement with PEPCO, we assumed the obligations and benefits of five power purchase agreements with a total capacity of 735 MW. Three of the power purchase agreements represent 730 MW. At March 31, 2002, the estimated commitments under the agreements were $1.63 billion, of which $517 million were included in obligations under energy delivery and purchase commitments in the unaudited condensed consolidated balance sheets. The agreements expire over periods through 2021.

   Fuel Commitments

     We have fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $139 million at March 31, 2002. These agreements will continue to be in effect through 2011. In addition, we have a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the daily spot rate then prevailing at each delivery point. The agreement will continue to be in effect through December 31, 2007, unless terminated sooner. The estimated commitment for the term of this agreement based on current spot prices is $6.29 billion as of March 31, 2002. Because this contract is based on the current spot price at the time of delivery, we have the ability to sell the gas at the same spot price, thereby offsetting the full amount of our commitment related to this contract. In the event we do not maintain our current credit

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


ratings, BP could request additional collateral. Based on our current estimate with pricing as of March 31, 2002, we could be required to post approximately $266 million of additional collateral.

    In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic will purchase a minimum of 2.4 million tons of fuel per annum through December 2007. This minimum purchase commitment will become effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility, currently expected to be June 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices it is expected that the annual purchase commitment will be approximately $100 million.

   Operating Leases

     We have commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $31 million and $30 million during the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, estimated minimum rental commitments for non-cancelable operating leases were $3.61 billion.

     We entered an approximately $1.50 billion lease transaction at the closing of the PEPCO transaction. The leases are treated as operating leases for book purposes whereby one of our subsidiaries records periodic lease rental expenses.

   Mirant New England Guarantee

    In April 2002, Mirant issued a guarantee in the amount of $188 million for any obligations Mirant New England may incur under its Wholesale Transition Service Agreement with Cambridge Electric Light Company and Commonwealth Electric Company. Under the agreement, Mirant New England is required to sell electricity at fixed prices to Cambridge and Commonwealth in order for them to meet their supply requirements to certain retail customers. Both the guarantee and the agreement expire in February 2005.

Litigation and Other Contingencies

     Reference is made to Note H to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

o        California Attorney General Litigation
o        Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies
           of Pacific Gas and Electric and the PX
o        RMR Agreements
o        Western Power Markets Price Mitigation and Refund Proceedings
o        California Rate Payer Litigation
o        Enron Bankruptcy Proceedings
o        State Line
o        Edison Mission Energy Litigation
o        Environmental Information Requests

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Contingencies:

o        Western Power Markets Investigations
o        DWR Power Purchases
o        Energy Marketing and Risk Management
o        Turbine Purchases and Other Construction-Related Commitments
o        Long-Term Service Agreements
o        Power Purchase Agreements
o        Fuel Commitments
o        Operating Leases

     Additionally, for recent events occurring after March 31, 2002 reference is made to Note K to the financial statements filed as part of this quarterly report on Form 10-Q.

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our consolidated financial condition, cash flows or results of operations.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As part of our energy marketing and risk management activities, we enter into a variety of contractual commitments, such as forward purchase and sale agreements, futures, swaps, and option contracts. These contracts generally require future settlement and are either executed on an exchange or marketed as OTC instruments. Contractual commitments have widely varying terms and have tenors that range from a few days to a number of years, depending on the instrument.

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

Market Risk

     Market risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Our exposure to market risk is determined by a number of factors, including the size, tenor, composition and diversification of positions held and the absolute and relative levels of commodity prices, interest rates, as well as market volatility of the commodity prices and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. We manage market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of our hedging policies and strategies through our risk oversight committees. Our risk oversight committees review and monitor compliance with risk management policies that limit the amount of total net exposure during the stated periods. Our Global Risk Control Officer is a member of the group risk oversight committees to ensure that information is communicated to our senior management and audit committee as needed.

                       MIRANT CORPORATION AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is a function not only of the behavior of the prices and the structure of the markets for the commodities in which we operate, but it also depends on the nature and complexity of the energy marketing and risk management transactions that we enter. Therefore, a risk exists that our models do not fully capture the essential details of the contractual arrangements. In order to ensure that the model risk is properly controlled through a process of systematic model development, deployment and control, we created and utilize a Model Risk Oversight Committee, as described earlier in the Contractual Obligations and Commitments section. The Model Risk Oversight Committee sets the guidelines for the model development, testing, implementation process and responsibilities. The Risk Control organization and the Mid-Office have the joint responsibility for ensuring proper oversight and reporting of the values and risks of transactions employing different models of value and risk. We employ a systematic approach to the evaluation and management of the risks associated with our energy marketing and risk management related contracts, including Value-at-Risk ("VaR"). VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. A 95% confidence interval means there is a 5% probability that the actual loss will be greater than the estimated loss under the VaR. Therefore, we expect that the loss in our portfolio value will not exceed our VaR for 95% of the time. A holding period is the time period it would take to liquidate our portfolio. Our VaR measurement takes into account the relative liquidity of different commodity positions across different time horizons and locations through the use of different holding periods. For very liquid commodity positions, such as natural gas for delivery within one year, we use a five-day holding period, whereas for a less liquid commodity position, such as physical coal, we employ a three-month holding period. As a result, the VaR that we measure, monitor and report on a daily basis is larger than what would be obtained using a one-day holding period for all positions, commodities and commitments. We also incorporate seasonally updated correlations between commodity prices in arriving at the portfolio VaR.

     For the three months ended March 31, 2002, the average VaR, using various holding periods and a 95% confidence interval, was $30.8 million and the VaR as of March 31, 2002, was $33.8 million. In order to enable comparison on a common base with our peers in the sector, we also report the portfolio VaR levels using a one-day holding period for all positions and commitments in our portfolio. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio VaR was $11.1 million at March 31, 2002 and the average over the three months ended March 31, 2002 was $10.2 million. During the three months ended March 31, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation three times, which falls within our 95% confidence interval. In addition to VaR, we utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components. In stress testing, we stress both the price and volatility curves for the entire portfolio in 10% increments to determine the effects on the fair value.

     The fair values of our energy marketing and risk management assets recorded in the unaudited condensed consolidated balance sheets at March 31, 2002, were comprised primarily of approximately 33% electricity and 65% natural gas. The fair values of our energy marketing and risk management liabilities recorded in the unaudited condensed consolidated balance sheets at March 31, 2002, were comprised primarily of approximately 31% electricity and 67% natural gas.

Credit Risk

     In conducting our energy marketing and risk management activities, we regularly transact business with a broad range of entities and a wide variety of end users, energy companies and financial institutions. To examine and manage credit risk, we look at credit risk from our stance as being exposed to potential default

                       MIRANT CORPORATION AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


 by our counterparties. Credit risk is measured by the loss we would record if our counterparties failed to perform pursuant to the terms of their contractual obligations, and the value of collateral held by us, if any, was not adequate to cover such losses. We have established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral and use master netting agreements whenever possible to mitigate our exposure to counterparty credit risk. Master netting agreements enable us to net certain assets and liabilities by counterparty. We also net across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, we may require counterparties to pledge additional collateral when deemed necessary. We try to manage the portfolio of our positions such that the average credit quality of our portfolio falls inside an authorized range. We use published ratings of counterparties to guide us in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. Where external ratings are not available, we conduct internal assessments of counterparties. The average credit quality is monitored on a regular basis and reported to the risk oversight committees on a periodic basis together with steps initiated to bring credit exposures into line within the authorized range. The weighted average credit rating of the counterparties, based on outstanding balances and management's internal assessment, included in the net fair value of our energy marketing and risk management assets was BBB+ at March 31, 2002.

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

     As of March 31, 2002, no amounts owed from a single customer represented more than 10% of Mirant's total credit exposure. Our total credit exposure is computed as total accounts and notes receivable, adjusted for energy marketing, risk management and derivative hedging activities and netted against offsetting payables and posted collateral as appropriate. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

                       MIRANT CORPORATION AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   Interest Rate and Currency Derivatives

     The interest rates noted in the following table represent the range of fixed interest rates that we pay on the related interest rate swaps. On virtually all of these interest rate swaps, we receive floating interest rate payments at LIBOR. The currency derivatives mitigate our exposure arising from certain foreign currency transactions.


                             Year of Maturity                         Number of        Notional      Unrecognized
           Type               or Termination     Interest Rates    Counterparties       Amount       (Loss) Gain
--------------------------- -------------------- ---------------- ------------------ ------------- -----------------
                                                                                             (in millions)
Interest rate swaps....          2003-2012         3.85%-7.12%            4              $624         $      (34)
Currency forwards......          2002-2004             --                 3           1CAD117                 (1)
                                   2003                --                 1         (pound)58                 --
                                 2002-2003             --                 2              2$14                 --
                                                                                                      ----------
                                                                                                      $      (35)
                                                                                                      ==========

(pound) - Denotes British pounds sterling
CAD - Denotes Canadian dollar

1 Contracts with a notional amount of CAD106 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met.
2 Contracts are utilized by a foreign subsidiary to hedge U. S. dollar denominated sales contracts.

     The unrecognized gain/loss for interest rate swaps is determined based on the estimated amount that we would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrecognized gain/loss for cross-currency financial instruments is determined based on current foreign exchange rates.

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

 The following information updates previously reported litigation or sets forth information concerning litigation that has begun subsequent to the filing of our Form 10-K/A on March 11, 2002. A background for the updates can be found in Notes H and K to the financial statements herein or in our annual report on Form 10-K/A filed March 11, 2002. With respect to each of the following matters, we cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

California Attorney General Litigation: On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries in San Francisco Superior Court. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform its contingent obligations under the ancillary services contracts. The California Attorney General claims that this alleged behavior violated both the tariff of the CAISO and, more importantly, California's unfair trade practices statutes. The suit seeks both restitution and penalties in unspecified amounts.

     On March 19, 2002, the California Attorney General filed a complaint with the FERC against certain California generators, including Mirant and several of its wholly owned subsidiaries, alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest of any such refunded amounts.

     On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries in San Francisco Superior Court. The lawsuit alleges that the companies violated the California Unfair Competition Act by failing properly to file its rates, prices, and charges with the Federal Energy Regulatory Commission as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees.

     On April 15, 2002, the California Attorney General filed a third civil lawsuit against Mirant and several of its wholly owned subsidiaries in the U.S. District Court for the Northern District of California. The lawsuit alleges that the Company's acquisition and possession of its Potrero and Delta power plants has, and will continue to, substantially lessen competition, all in violation of the Clayton Act and state unfair trade practices statutes. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees.

California Rate Payer Litigation: On April 23, 2002, a class action lawsuit was filed on behalf of all customers of electricity distributed into California by the defendants (other than the defendants and their affiliates) by T&E Pastorino Nursery and Pastorino & Son Nursery against several California generators, including Mirant and several of its subsidiaries, in the Superior Court for the County of San Mateo, California. The suit is related to events in the California wholesale electricity market occurring over the last three years. The suit alleges that the defendants violated the California Unfair Business Practices Act by engaging in unfair, unlawful and deceptive practices and by acquiring generating plants in California that allowed them to exercise market power to withhold capacity and raise prices above competitive levels. The plaintiffs seek restitution, injunctive relief and unspecified compensatory and general damages.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.
-----------------

10.64      Form of Change in Control Agreement for Edwin H. Adams, Randall E.
            Harrison, William J. Holden and Gary J. Morsches

10.65 Form of Retention Agreement with Edwin H. Adams, Randall E. Harrison, Gary J. Morsches

(b)  Reports on Form 8-K.
     --------------------

 During the quarter ended March 31, 2002, we filed a Current Report on Form 8-K dated March 20, 2002. Item 5 was reported and no financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT CORPORATION




    By  /S/ James A. Ward
        ------------------------------------
          James A. Ward
          Senior Vice President and Controller
         (Principal Accounting Officer)

                                                         Date: May 13, 2002