Form 10-Q/A
period 2002-03-31
MIRANT CORP
filed 2002-11-07
CIK 1010775

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                   ----------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X___

                                   ----------

     The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at October 30, 2002 was 402,923,915.

                       Mirant Corporation and Subsidiaries

                                      INDEX

                  For the Quarterly Period Ended March 31, 2002


                                                                                                              Page
                                                                                                             Number
DEFINITIONS                                                                                                     2
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                                      4
                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements, Restated (Unaudited):
         Condensed Consolidated Statements of Income                                                            5
         Condensed Consolidated Balance Sheets                                                                  6
         Condensed Consolidated Statement of Stockholders' Equity                                               8
         Condensed Consolidated Statements of Cash Flows                                                        9
         Notes to the Condensed Consolidated Financial Statements                                              10
         Independent Accountants' Review Report                                                                46
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition                  47
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             71

Item 4. Controls and Procedures                                                                                74

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                      77
Item 2. Changes in Securities and Use of Proceeds                                                    Inapplicable
Item 3. Defaults Upon Senior Securities                                                              Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                          Inapplicable
Item 5. Other Information                                                                            Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                       77
Signatures
Certifications


     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 13, 2002, to correct accounting errors primarily related to its risk management and marketing operations. The Company has restated its December 31, 2001 balance sheet, reducing retained earnings for after tax charges totaling approximately $51 million, and reducing both energy risk management and marketing assets and liabilities by $820 million to eliminate intracompany transactions. The Company has also restated its previously reported financial statements as of and for the three months ended March 31, 2002 by:

o    reducing its originally  reported  assets and  liabilities by $225 million;
     and

o changing its previously reported results of operations for the three months ended March 31, 2002 from an originally reported net loss of $42 million to a net loss of $6 million; and

o increasing reported cash provided from operations by $46 million, and increasing cash provided by investing activities by $11 million.

     Additional changes have also been made to reflect the corresponding changes that result from the above restatement adjustments and to update the document to the time of filing.



                                  DEFINITIONS

TERM                                             MEANING
----                                             -------
APB                                              Accounting Principles Board
Bewag                                            Bewag AG
BP                                               BP p.l.c.
CAISO                                            California Independent System Operator
CEMIG                                            Companhia Energetica de Minas Gerais
Cleco                                            Cleco Midstream Resources, LLC
the Company                                      Mirant Corporation and its subsidiaries
CPUC                                             California Public Utilities Commission
DWR                                              California Department of Water Resources
EITF                                             Emerging Issues Task Force
Enron                                            Enron Corporation and its affiliates
EPA                                              U. S. Environmental Protection Agency
FASB                                             Financial Accounting Standards Board
FERC                                             Federal Energy Regulatory Commission
Fitch                                            Fitch, Inc.
GAAP                                             Generally accepted accounting principles
Hyder                                            Hyder Limited
JPSCo                                            Jamaica Public Service Company Limited
Kogan Creek                                      MAP Australia (BVI) Limited
LIBOR                                            London Interbank Offering Rate
Mirant Americas                                  Mirant Americas, Inc.
Mirant Americas Energy Marketing                 Mirant Americas Energy Marketing, L. P.
Mirant Americas Energy Capital                   Mirant Americas Energy Capital, LP
Mirant Americas Generation                       Mirant Americas Generation, LLC
Mirant Asia-Pacific                              Mirant Asia-Pacific Ventures, Inc.
Mirant Canada Energy Marketing                   Mirant Canada Energy Marketing, Ltd.
Mirant                                           Mirant Corporation and its subsidiaries
Mirant Delta                                     Mirant Delta, LLC
Mirant Mid-Atlantic                              Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New England                               Mirant New England, LLC
Mirant New York                                  Mirant New York, Inc., Mirant New York
                                                   Investments, Inc., and subsidiaries
Mirant Potrero                                   Mirant Potrero, LLC
Moody's                                          Moody's Investors Service
MW                                               Megawatts
NPC                                              National Power Corporation
OCI                                              Other comprehensive income
OTC                                              Over-the-counter
Pacific Gas and Electric                         Pacific Gas and Electric Co.
PEPCO                                            Potomac Electric Power Company
Perryville                                       Perryville Energy Partners, LLC
PX                                               California Power Exchange Corporation
RMR                                              Reliability-Must-Run
SCE                                              Southern California Edison
SEC                                              Securities and Exchange Commission
SFAS                                             Statement of Financial Accounting Standards
Shajiao C                                        Guangdong Guanghope Power Company
                                                    Limited
SIPD                                             Shandong International Power Development
                                                    Company Limited
Southern                                         Southern Company
S&P                                              Standard & Poor's

State Line                                       State Line Energy, L.L.C.
Vastar                                           Vastar Resources Inc.
WPD                                              Western Power Distribution group headed by
                                                    WPD 1953 Limited

                                       3

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

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

o legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry;
o the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;
o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;
o political, legal and economic conditions and developments and state, federal and other rate regulations in the United States and in foreign countries in which our subsidiaries and affiliates operate;
o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;
o financial market conditions and the results of our financing or refinancing efforts;
o changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates;
o    weather and other natural phenomena;
o developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;
o the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war;
o the direct or indirect effects on our business resulting from the financial difficulties of competitors of Mirant, including, but not limited to, their effects on liquidity in the trading and power industry, and their effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past;
o the direct or indirect effects on our business of a further lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us;
o the disposition of the pending litigation described in our Form 10-K/A filed on March 11, 2002, our Form 8-K filed on June 27, 2002 and this Form 10-Q;
o the direct or indirect effects of the accounting issues discussed in Notes A and K in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q and the additional issues arising from the weaknesses identified by the internal control and procedures review discussed in Item 4 of this Form 10-Q;
o the direct or indirect ramifications of the results of the reaudit of our 2000 and 2001 financial statements and the restatements that will be required as a result of these reaudits including potential effects on our financing arrangements and refinancing efforts;
o the direct or indirect effects of informal inquiries by the U.S. Securities & Exchange Commission and the U.S. Department of Justice and the Commodities Futures Trading Commission regarding, among other things, the accounting issues described in the Company's July 30 and August 14, 2002 press releases and energy trading issues;
o the direct or indirect effects on our business of our or our subsidiaries' failure to timely file our or their Form 10-Q for the quarter ended June 30, 2002; and
o other factors discussed in this Form 10-Q and in our reports filed from time to time with the SEC (including our Form 10-K filed on March 11, 2002, as amended by Form 10-K/A, filed on March 11, 2002.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

                       MIRANT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                               For the Three Months
                                                                 Ended March 31,
                                                                2002           2001
                                                              (Note A)
                                                             (Restated)
                                                           ------------- --------------
                                                                (in millions, except
                                                                   per share data)

Operating Revenues                                              $ 6,908        $ 8,168
                                                           ------------- --------------

Operating Expenses:
Cost of fuel, electricity and other products                      6,298          7,381
                                                           ------------- --------------
Gross Margin                                                        610            787
                                                           ------------- --------------
Other Operating Expenses:
  Depreciation and amortization                                      77             85
  Maintenance                                                        32             27
  Selling, general and administrative                               148            296
  Impairment loss                                                     -              4
  Restructuring charge (Note G)                                     562              -
  Other                                                             107             99
                                                           ------------- --------------
Total other operating expenses                                      926            511
                                                           ------------- --------------
Operating (Loss) Income                                            (316)           276
                                                           ------------- --------------
Other Income (Expense), net:
  Interest income                                                    17             52
  Interest expense                                                 (119)          (143)
  Gain on sales of assets, net (Note G)                             291              -
  Equity in income of affiliates                                     78             79
  Receivables recovery (Note A)                                      29             10
  Other, net                                                         (5)            (3)
                                                           ------------- --------------
Total other income (expense), net                                   291             (5)
                                                           ------------- --------------
(Loss) Income From Continuing Operations
  Before Income Taxes and Minority Interest                         (25)           271
(Benefit) Provision for Income Taxes                                (33)            88
Minority Interest                                                    16             14
                                                           ------------- --------------
(Loss) Income From Continuing Operations                             (8)           169
                                                           ------------- --------------
Income from Discontinued Operations, net
  of tax provision of $2 and $1
  in 2002 and 2001, respectively                                      2             11
                                                           ------------- --------------
Net (Loss) Income                                                  $ (6)         $ 180
                                                           ============= ==============

(Loss) Earnings Per Share:
  Basic                                                         $ (0.01)        $ 0.53
  Diluted:                                                      $ (0.01)        $ 0.52


     The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              (Note A)         (Note A)
                                                                             (Restated)       (Restated)
                                                                             At March 31,    At December 31,
ASSETS:                                                                          2002             2001
                                                                           ---------------  ----------------
                                                                                     (in millions)
Current Assets:
Cash and cash equivalents                                                           $ 987             $ 860
Receivables:
  Customer accounts, less provision for uncollectibles
    of $153 and $159 for 2002 and 2001, respectively                                1,822             1,957
  Other, less provision for uncollectibles
    of $21 and $32 for 2002 and 2001, respectively                                    532               774
  Notes receivable                                                                     64                24
Energy marketing and risk management assets (Note F)                                  927               911
Derivative hedging instruments (Notes C and F)                                        186               253
Deferred income taxes                                                                 395               405
Inventories                                                                           349               363
Assets held for sale (Note I)                                                         191               193
Other                                                                                 295               380
                                                                           ---------------  ----------------
  Total current assets                                                              5,748             6,120
                                                                           ---------------  ----------------

Property, Plant and Equipment:
Property, plant and equipment                                                       4,505             4,356
Less accumulated provision for depreciation and depletion                            (367)             (333)
                                                                           ---------------  ----------------
                                                                                    4,138             4,023
Leasehold interests, net of accumulated amortization
  of $317 and $297 for 2002 and 2001, respectively                                  1,731             1,751
Construction work in progress                                                       1,976             1,921
                                                                           ---------------  ----------------
  Total property, plant and equipment, net                                          7,845             7,695
                                                                           ---------------  ----------------
Noncurrent Assets:
Investments (Note G)                                                                1,078             2,247
Notes and other receivables, less provision for uncollectibles
  of $99 and $116 for 2002 and 2001, respectively                                     351               287
Energy marketing and risk management assets (Note F)                                  610               508
Goodwill, net of accumulated amortization
  of $293 and $275 for 2002 and 2001, respectively (Notes A and B)                  3,428             3,195
Other intangible assets, net of accumulated amortization
  of $50 and $70 for 2002 and 2001, respectively (Notes A and B)                      605               865
Derivative hedging instruments (Notes C and F)                                        128                95
Deferred income taxes                                                                 352               423
Other                                                                                 223               252
                                                                           ---------------  ----------------
  Total noncurrent assets                                                           6,775             7,872
                                                                           ---------------  ----------------
  Total assets                                                                   $ 20,368          $ 21,687
                                                                           ===============  ================






     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       MIRANT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                               (Note A)         (Note A)
                                                                              (Restated)       (Restated)
                                                                             At March 31,    At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                            2002             2001
                                                                           ---------------  ----------------
Current Liabilities:                                                        (in millions, except share data)
Short-term debt                                                                      $ 53              $ 55
Current portion of long-term debt (Note E):
  Sual and Pagbilao project loans                                                   1,118             1,201
  Mirant Asia-Pacific                                                                  14               792
  Mirant Holdings Beteiligungsgesellschaft (Note G)                                     -               566
  Other                                                                                38                45
Accounts payable and accrued liabilities                                            2,404             2,586
Taxes accrued                                                                          60               152
Energy marketing and risk management liabilities (Note F)                             971               862
Obligations under energy delivery and purchase commitments  (Note H)                  597               635
Derivative hedging instruments (Notes C and F)                                        152               232
Accrued restructuring charges                                                         267                 -
Liabilities held for sale (Note I)                                                     25                25
Other                                                                                 171               151
                                                                            --------------  ----------------
  Total current liabilities                                                         5,870             7,302
                                                                            --------------  ----------------
Noncurrent Liabilities:
Notes payable (Note E)                                                              3,989             3,751
Other long-term debt (Note E)                                                       2,027             2,068
Energy marketing and risk management liabilities (Note F)                             593               633
Deferred income taxes                                                                  84                76
Obligations under energy delivery and purchase commitments (Note H)                 1,285             1,376
Derivative hedging instruments (Notes C and F)                                         48                47
Other                                                                                 392               354
                                                                            --------------  ----------------
  Total noncurrent liabilities                                                      8,418             8,305
                                                                            --------------  ----------------

Minority Interest in Subsidiary Companies                                             271               281
Company Obligated Mandatorily Redeemable Securities of a
  Subsidiary Holding Solely Parent Company Debentures                                 345               345

Commitments and Contingent Matters (Notes H and K)

Stockholders' Equity:
Common stock, $.01 par value, per share                                                 4                 4
  Authorized -- 2,000,000,000 shares
  Issued  -- March 31, 2002:  401,495,567 shares;
          -- December 31, 2001:   400,880,937 shares
  Treasury  -- March 31, 2002:  100,000 shares
            -- December 31, 2001:  100,000 shares
Additional paid-in capital                                                          4,892             4,886
Retained earnings                                                                     672               678
Accumulated other comprehensive loss                                                 (102)             (112)
Treasury stock, at cost                                                                (2)               (2)
                                                                            --------------  ----------------
  Total stockholders' equity                                                        5,464             5,454
                                                                            --------------  ----------------

  Total liabilities and stockholders' equity                                     $ 20,368          $ 21,687
                                                                            ==============  ================



     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       MIRANT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                      Accumulated
                                                       Additional                        Other
                                           Common       Paid-In        Retained      Comprehensive     Treasury      Comprehensive
                                           Stock        Capital        Earnings         (Loss)          Stock       (Loss) Income
                                        ------------- ------------- ------------- ----------------- -------------- ---------------
                                                                            (in millions)
Balance, December 31, 2001, as
   previously reported                           $ 4       $ 4,886         $ 729           $ (119)          $ (2)
Restatement adjustments (Note A)                   -             -           (51)               7              -
                                        ------------- ------------- ------------- ----------------- --------------
Balance, December 31, 2001, as
   restated                                        4         4,886           678             (112)            (2)
   Net loss                                        -             -            (6)               -              -            $ (6)
   Other comprehensive income                      -             -             -               10              -              10
      (Note C)
                                                                                                                    --------------
   Comprehensive income                                                                                                      $ 4
                                                                                                                    ==============
   Issuance of common stock                        -             6             -                -              -
                                        ------------- ------------- ------------- ----------------- --------------
Balance, March 31, 2002, as restated             $ 4       $ 4,892         $ 672           $ (102)          $ (2)
                                        ============= ============= ============= ================= ==============





















     The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  For the Three Months
                                                                     Ended March 31,
                                                                    2002         2001
                                                                (Note A)
                                                               (Restated)
                                                              ------------- ------------
                                                                    (in millions)
Cash Flows from Operating Activities:
Net (loss) income                                                     $ (6)       $ 180
                                                              ------------- ------------
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Equity in income of affiliates                                       (78)         (76)
  Dividends received from equity investments                             6           16
  Depreciation and amortization                                         86           92
  Obligations under energy delivery and purchase commitments          (129)         (32)
  Energy marketing and risk management activities, net                 (48)        (273)
  Restructuring charge                                                 560            -
  Deferred income taxes                                                 91           86
  Gain on sales of assets                                             (291)           -
  Minority interest                                                     10           14
  Other, net                                                            13           19
  Changes in certain assets and liabilities, excluding effects from acquisitions:
    Receivables, net                                                   324          778
    Other current assets                                                80           68
    Other assets                                                        (5)         (12)
    Accounts payable                                                  (205)      (1,028)
    Taxes accrued                                                      (96)         137
    Other current liabilities                                           19          (31)
    Other liabilities                                                  (10)         (49)
                                                              ------------- ------------
      Total adjustments                                                327         (291)
                                                              ------------- ------------
      Net cash provided by (used in) operating activities              321         (111)
                                                              ------------- ------------
Cash Flows from Investing Activities:
Capital expenditures                                                  (499)        (260)
Cash paid for acquisitions                                             (22)        (201)
Issuance of notes receivable                                          (102)         (62)
Repayments on notes receivable                                          40           52
Disposal of Southern Company affiliates and other companies              -          (77)
Proceeds from the sale of investments, net                           1,636            -
Other                                                                  (18)           -
                                                              ------------- ------------
      Net cash provided by (used in) investing activities            1,035         (548)
                                                              ------------- ------------
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt                             1,082           75
Repayment of long-term debt                                         (2,358)        (220)
Proceeds from issuance of common stock                                   6            -
Capital contributions from minority interests                            3            -
Payment of dividends to minority interests                              (2)          (1)
Issuance (repayment) of short-term debt, net                            (4)         884
Change in debt service reserve fund                                     44           52
                                                              ------------- ------------
      Net cash (used in) provided by financing activities           (1,229)         790
                                                              ------------- ------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                       -           18
                                                              ------------- ------------
Net Increase in Cash and Cash Equivalents                              127          149
Cash and Cash Equivalents, beginning of period                         860        1,049
                                                              ------------- ------------
Cash and Cash Equivalents, end of period                             $ 987      $ 1,198
                                                              ============= ============
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                    $ 87        $ 170
(Refunds received) cash paid for income taxes                         $(90)       $  48
Business Acquisitions:
Fair value of assets acquired                                         $ 22        $ 552
Less cash paid                                                          22          201
                                                              ------------- ------------
Liabilities assumed                                                   $  -        $ 351
                                                              ============= ============

     The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Accounting and Reporting Policies

Adjustments to Previously Issued Financial Statements. The Company has identified accounting errors in its previously issued financial statements, primarily related to its risk management and marketing operations and has restated its December 31, 2001 balance sheet, reducing retained earnings for after tax charges totaling approximately $51 million. The principal reasons and effects of the adjustments on the accompanying 2001 balance sheet from amounts previously reported are summarized below (in millions):

                                                     Increase (Decrease)
                                                      December 31, 2001
                                                      Retained Earnings
                                                    -----------------------
 Receivables - Other  (a).........................        $  (117)
 Current deferred income tax assets (b)...........             47
 Non-current deferred income tax liabilities (c)..             25
 Other, net.......................................             (6)
                                                           ----------
                                                            $ (51)
                                                           ==========

     (a) reflects the correction of the overstatement of a natural gas asset and the correction of accrued revenues at December 31, 2001.

     (b) reflects the income tax benefits related to the corrections discussed in (a) above.

     (c) reflects the correction of $42 million of excess income tax provisions recorded in Asia, offset by $17 million of additional income tax expenses related to WPD.

     The Company has also reduced both energy marketing and risk management assets and liabilities in the accompanying 2001 consolidated balance sheets by $820 million to eliminate intracompany transactions. These adjustments do not have any effect on the Company's consolidated results of operations or cash flows.

     The Company has engaged its independent auditors to reaudit the Company's 2000 and 2001 financial statements to address these and other accounting errors that have been identified, which are expected to result in a restatement of its statement of income for either or both of 2000 and 2001 and potentially for interim periods in 2001 and 2002. In addition, the Company would have been required to have its independent auditors reaudit the Company's 2000 and 2001 financial statements as a result of the Company's adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the change in reporting energy trading activities required by EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," both of which require significant modifications to the Company's previously issued financial statements.

     The specific interim periods within previous years to which $70 million of the charges (described in (a) and (b) above) relate have not been determined at this time; accordingly, their effect has not been reflected in the accompanying 2001 interim condensed consolidated statement of income. The interim periods to which the $70 million relates will be determined in connection with the reaudit. Rather than correct the 2001 results of operations and cash flows to reflect a portion of these accounting errors, the Company has presented the comparative 2001 amounts as previously reported until the review of accounting issues is resolved and the reaudit is completed. The Company expects to correct the financial statements, as needed, for each reporting period in 2000 or 2001. Until the reaudit is completed, the Company does not believe it is appropriate to revise the historical results for the interim periods. There may be significant changes in previously reported amounts of operating revenues, operating income, equity in income of affiliates, provision for income taxes, net income and operating cash flows.

     The Company has also restated its previously reported financial statements as of and for the three months ended March 31, 2002. The Company has restated its financial position by reducing its originally reported assets and liabilities by $225 million, as shown below. The Company has restated its previously reported results of operations for the three months ended March 31, 2002 to a net loss of $6 million from an originally reported net loss of $42 million. The Company has restated its previously reported first quarter 2002 statement of cash flows, increasing originally reported cash provided from operations by $46 million to reflect cash receipts and disbursements in the appropriate periods, and increasing cash provided by investing activities by $11 million. These corrections have been reflected in the accompanying 2002 unaudited condensed consolidated financial statements.

     A summary comparison of the previously reported and restated March 31, 2002 unaudited condensed consolidated balance sheet follows (in millions):

                                                 March 31, 2002, as      March 31, 2002,
                                                 Previously Reported       as Restated
                                                ----------------------- -------------------
     Total current assets......................     $   5,889              $  5,748
     Noncurrent assets.........................        14,704                14,620
                                                     --------               -------
         Total assets..........................     $  20,593              $ 20,368
                                                     ========               =======
     Total current liabilities.................     $   5,999              $  5,870
      Other liabilities........................         9,127                 9,034
     Stockholders' equity......................         5,467                 5,464
                                                     --------               -------
          Total liabilities and stockholders'
               equity..........................     $  20,593               $20,368
                                                     ========               =======

     A summary comparison of previously reported and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                            Three Months Ended March
                                             31, 2002, as Previously    Three Months Ended March 31,
                                                   Reported                   2002, as Restated
                                         ----------------------------- ------------------------------
     Operating revenues..............                 $    7,037                   $  6,908
     Operating expenses..............                      6,465                      6,298
                                                      ----------                   --------
     Gross margin....................                        572                        610
     Other...........................                       (614)                      (616)
                                                      -----------                  ---------
     Net loss.........................                $      (42)                  $     (6)
                                                      ===========                  =========

Basis of Accounting. These unaudited condensed consolidated financial statements should be read in conjunction with Mirant's audited 2000 and 2001 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2001. As previously discussed, the Company has engaged its independent auditors to reaudit its 2000 and 2001 financial statements.

     The results for interim periods are not necessarily indicative of the results for the entire year. Specifically, Mirant has sold its investments in Bewag and WPD, which contributed substantial earnings to the Company's historical results of operations in the first and fourth fiscal quarters. Certain prior-year amounts have been reclassified to conform with current-year financial statement presentation.

     Management believes that the accompanying unaudited condensed consolidated financial statements as of March 31, 2002 and for the three months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

Accounting Changes. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and for business combinations accounted for using the purchase method for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Mirant adopted these statements on January 1, 2002.

     Upon initial application of SFAS No. 141, Mirant reassessed the classification of its intangible assets and determined that trading rights resulting from business combinations did not meet the new criteria for recognition apart from goodwill. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill as required by the Statement. The reclassification increased goodwill by $194 million, net of accumulated amortization of $18 million.

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

                                                                               Earnings Per Share
                                                                               ------------------
                                                          Net Income         Basic           Diluted
                                                          ----------         -----           -------
    As reported.....................................        $ 180           $ 0.53            $ 0.52
    Effect of goodwill and trading rights amortization         19             0.06              0.05
                                                            ------           -----            ------
    As adjusted.....................................        $ 199           $ 0.59            $ 0.57
                                                            =====           ======            ======

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

     In October 2001, the FASB issued SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. Mirant adopted SFAS No. 144 on January 1, 2002. Prior to SFAS No. 144, the disposition of State Line would not have been classified as a discontinued operation. Because SFAS No. 144 expanded the breadth of transactions subject to discontinued operations classification, the disposition of State Line is now required to be presented as a discontinued operation (Note I).

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Mirant will adopt SFAS No. 146 on January 1, 2003 and does not believe that it will have a material impact on its financial statements.

     In June 2002, the EITF reached consensus on certain issues related to EITF Issue 02-3. The Task Force reached a consensus that gains and losses on energy trading contracts (accounted for pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities,") should be reported net in the statements of income. Upon application of the consensus, comparative financial statements for prior periods are required to be reclassified. The reclassification will not impact Mirant's gross margin or net income, but rather will reduce equally, operating revenues and cost of fuel, electricity and other products line items in the consolidated statements of income.

     In October 2002, the Task Force reached the following consensus related to EITF Issue 02-3:

o EITF Issue 98-10 was rescinded. Accordingly, energy-related contracts that are not accounted for pursuant to SFAS No. 133, such as transportation contracts, storage contracts and tolling agreements, should be accounted for as executory contracts using the accrual method of accounting and not at fair value. Energy-related contracts that do meet the definition of a derivative pursuant to SFAS No. 133, should continue to be carried at fair value. Additionally, the Task Force observed that accounting for energy-related inventory at fair value by analogy to the consensus in EITF Issue 98-10 was no longer appropriate and that such inventory should be carried at the lower of cost or market in accordance with Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins," and not at fair value.

o The consensus reached is required to be applied prospectively to energy trading contracts entered into after October 25, 2002. Additionally, the consensus should be applied to all energy trading contracts and energy related inventory that existed on October 25, 2002 in periods beginning after December 15, 2002. Changes to the accounting for existing contracts as a result of the rescission of EITF Issue 98-10 should be reported as a cumulative effect of a change in accounting principle in accordance with APB 20. Changes in accounting for energy-related inventory should also be reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," unless information to calculate the impact of the change is not available. In that case, the carrying value of the energy-related inventory becomes the cost basis of the inventory at the effective date.

o The Task Force also reached a consensus that its previous conclusion on reporting gains and losses on derivatives in the statements of income should be expanded to include all trading activities. That is, gains and losses on any derivative contracts within the scope of SFAS No. 133 that are held for trading purposes should be reported net in the statements of income. The original consensus on net reporting of gains and losses on energy trading contracts is required for financial statements for periods ending after July 15, 2002.

o The Task Force agreed to rescind its previous consensus on EITF Issue 02-3 that required additional disclosures for energy trading contracts and activities and asked the FASB to reconsider the disclosures required by SFAS No. 133.

      Mirant estimates that the implementation of the EITF consensus in respect of netting all revenues and expenses on energy trading activities, would have reduced revenues and cost of fuel, electricity and other products by approximately $5 billion for the three months ended March 31, 2002 and approximately $7 billion for the three months ended March 31, 2001.

     The Company has not yet determined the impact of ceasing use of the fair value (or mark-to-market) method of accounting for non-derivative energy trading contracts and energy-related inventory held for trading purposes. The Company currently has certain storage and transportation agreements accounted for under the mark-to-market method of accounting under EITF 98-10, for which such accounting will cease upon adoption of EITF 02-3. The Company does not have long-term tolling agreements accounted for under the mark-to-market method of accounting under EITF 98-10.

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

Receivables Recovery. During the three months ended March 31, 2002, Mirant received $29 million as final payment related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. During the three months ended March 31, 2001, Mirant received $10 million related to these receivables. At the time of the Mirant Asia-Pacific Limited business acquisition, Mirant did not place value on the receivables due to the uncertain credit standing of the party with whom the receivables were secured.

Capitalization of Interest Cost. Mirant capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant or the life of the cooperation period of the various energy conversion agreements ("ECAs"). For the three months ended March 31, 2002 and 2001, the Company incurred $157 million and $150 million, respectively, in interest costs, of which $38 million and $7 million, respectively, were capitalized and included in construction work in process. The remaining interest was expensed during the period.

     As part of Mirant's restructuring plan announced in March of 2002, Mirant suspended construction on several projects and no longer capitalizes interest on these projects.

B.       Goodwill and Other Intangible Assets

     During the three months ended March 31, 2002, no goodwill was acquired, impaired or written off. Management currently believes there is no impairment of goodwill; however, Mirant's announced asset sale program and the overall conditions impacting the energy sector may materially impact the book value of goodwill in future periods. As of March 31, 2002, the North America Group's goodwill was $1.99 billion and the International Group's goodwill was $1.44 billion.

     Substantially all of Mirant's other intangible assets are subject to amortization. Other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $227 million, net of accumulated amortization of $18 million. These provisions of SFAS No. 141 do not apply to asset acquisitions, therefore trading rights resulting from asset acquisitions continue to be recognized apart from goodwill. During the three months ended March 31, 2002, Mirant transferred $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process. Intangible asset amortization expense for the three months ended March 31, 2002 was approximately $7 million. The components of other intangible assets as of March 31, 2002 and December 31, 2001 were as follows (in millions):

                                                  March 31, 2002                 December 31, 2001, as restated
                                          --------------------------------    -------------------------------------
                                           Gross Carrying    Accumulated       Gross Carrying      Accumulated
                                               Amount       Amortization           Amount          Amortization
                                          ----------------- --------------    ----------------- -------------------
    Trading rights....................          $    207    $  (29)                 $    453          $ (45)
    Development rights...............                252        (7)                      292             (9)
    Emissions allowances.............                131        (5)                      131             (4)
    Other intangibles................                 65        (9)                       59            (12)
                                                ----------  --------               ---------          ------
     Total other intangible assets...           $    655    $  (50)                 $    935          $ (70)
                                                =========   ========                ========          ======

     Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $25 million for the year ended December 31, 2002 and for each of the following four years.

C.   Comprehensive Income (Loss)

     Comprehensive income (loss) includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The effect of other comprehensive income (loss) is set forth in the accompanying unaudited condensed consolidated statements of stockholders' equity.

Components of accumulated other comprehensive loss consisted of the following (in millions):

Balance, December 31, 2001, as restated.........................       $ (112)

Other comprehensive income for the period:
  Net change in fair value of derivative hedging instruments,  net
    of tax effect of $33........................................           49
  Reclassification to earnings, net of tax effect of $22 (Note F)         (32)
  Cumulative translation adjustment ............................           (2)
  Share of affiliates' OCI......................................           (5)
                                                                        -------
Other comprehensive income......................................           10
                                                                        -------
Balance, March 31, 2002, as restated...........................         $(102)
                                                                        =======

     The $102 million balance of accumulated other comprehensive loss at March 31, 2002 includes the impact of $93 million related to interest rate hedges and interest rate swap breakage costs and $116 million of foreign currency translation losses, offset by $107 million of gains on commodity price management hedges.

     Mirant estimates that $27 million ($52 million of commodity hedge gains and $25 million of interest related losses) of net derivative after-tax gains included in OCI as of March 31, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts, foreign denominated contracts and interest payments are realized.

D.   Earnings (Loss) Per Share

     Mirant calculates basic earnings (loss) per share by dividing the income
(loss) available to common stockholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings
(loss) per share for the three months ended March 31, 2002 and 2001 (in millions, except per share data). Diluted earnings (loss) per share gives effect to stock options, as well as the assumed conversion of convertible trust preferred securities and related after-tax interest expense addback to net income of approximately $4 million for both the three months ended March 31, 2002 and 2001, respectively. Because of the loss during the quarter ended March 31, 2002, the anti-dilution provisions of SFAS No. 128, "Earnings per Share," preclude stating diluted loss per share above basic loss per share.

                                                          Three Months Ended
                                                               March 31,
                                                          Restated
                                                             2002        2001
                                                          --------       -----
(Loss) income from continuing operations...........           $(8)       $169
Discontinued operations............................             2          11
                                                          --------       -----
Net (loss) income                                             $(6)       $180
                                                          ========       =====
Basic
-----
Weighted average shares outstanding ...............         401.1       338.7
     (Loss) earnings per share from:
       Continuing operations.......................         $(0.02)      $0.50
       Discontinued operations.....................           0.01        0.03
                                                           --------     -------
       Net (loss) income...........................         $(0.01)      $0.53
                                                           ========     =======
Diluted
-------
Weighted average shares outstanding ..............                      338.7
Shares due to assumed exercise of stock
  options and equivalents .........................                       2.9
Shares due to assumed conversion of trust
  preferred securities............................                       12.5
                                                                        ------
Adjusted shares...................................                      354.1
                                                                        ======
      (Loss) earnings per share from:
       Continuing operations........                        $(0.02)     $0.49
       Discontinued operations......                          0.01       0.03
                                                           --------    -------
       Net (loss) income                                    $(0.01)     $0.52
                                                           ========    =======

E.   Debt

    At March 31, 2002, Mirant and its subsidiaries had revolving credit facilities with various lending institutions totaling approximately $3.19 billion of commitments. At March 31, 2002, commitment amounts utilized under such facilities (including drawn amounts and letters of credit) totaled $2.15 billion and were comprised of the following: commitments of $23 million drawn under the facility expiring in 2002, commitments of $975 million drawn or utilized under facilities expiring in 2003 (which included amounts outstanding under Mirant Corporation's 364-Day Credit Facility with an initial termination date of July 2002) and commitments of $1.15 billion drawn or utilized under the facilities expiring in 2004 and beyond. Under its $1.125 billion 364-Day Credit Facility, Mirant Corporation elected in July 2002 to convert all revolving credit advances outstanding into a term loan maturing not later than the first anniversary of the termination date. Except for the credit facility of Mirant Canada Energy Marketing, an indirect wholly owned subsidiary of Mirant Corporation, borrowings under these facilities are recorded as long-term debt in the accompanying unaudited condensed consolidated balance sheets. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments. The schedule below summarizes the revolving credit facilities held by Mirant Corporation and its subsidiaries as of March 31, 2002 (in millions).

                                                                Drawn Amount
                                                 Facility     including Letters   Amount
 Company                                          Amount         of Credit        Available
                                                 ------------ ------------------- -------------
 Mirant Corporation *.......................        $2,700       $1,904                $796
 Mirant Americas Generation.................           300           73                 227
 Mirant Canada Energy Marketing.............            44           23                  21
 Mirant Americas Energy Capital.............           150          150                   -
                                                 ------------ ------------------- -------------
   Total....................................        $3,194       $2,150              $1,044
                                                 ============ =================== =============

* The $1,904 million drawn amount includes $929 million of letters of credit outstanding.

                                       16

     Each of Mirant's credit facilities contain various covenants including, among other things, (i) limitations on (a) dividends, redemptions and repurchases of capital stock, (b) the incurrence of indebtedness and liens and
(c) limitations on the sale of assets, and (ii) affirmative covenants to (a) provide annual audited and quarterly unaudited financial statements prepared in accordance with US GAAP and (b) comply with legal requirements in the conduct of its business. In addition to other covenants and terms, each of Mirant's credit facilities includes minimum debt service coverage and a maximum leverage covenant. As of March 31, 2002, there were no events of default under such credit facilities.

      In connection with its review of the previously disclosed accounting issues, the Company identified various errors affecting the Company's historical financial statements. The Company believes that the errors it has identified do not constitute a breach of a covenant or an event of default under its credit facilities. If the Company were in default, or the type or amount of any adjustments arising from the announced reaudit of the Company's historical financial statements were to result in an event of default under its credit facilities, the lenders would have the right to accelerate the Company's obligations under its credit facilities. Any such acceleration would trigger cross-acceleration provisions in a substantial portion of the Company's other consolidated indebtedness. In such event, the Company would be required to seek waivers or other relief from its lenders and, absent such relief, approximately $4.5 billion of the Company's consolidated debt would be classified as short-term debt and could be accelerated. Further, in the event that its lenders accelerated such indebtedness, the Company can provide no assurances that it would be able to refinance such indebtedness in the existing credit markets and would likely have to seek bankruptcy court or other protection from its creditors.

    Mirant Canada Energy Marketing has extended its credit facility to June 30, 2003. The revolving credit facility of approximately $44 million (denominated as 70 million Canadian dollars) had outstanding borrowings of $23 million, at an interest rate of 4.75% at March 31, 2002. The credit facility is guaranteed by Mirant Corporation and is secured by a letter of credit in the amount of $46 million and security interests in the real and personal property of Mirant Canada Energy Marketing.

     In February 2002, Mirant, Mirant Americas Energy Marketing, Perryville and the lenders under its credit facility entered into the following transactions:
(i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement, (iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing lowered the ratings threshold in the tolling agreement with respect to Mirant Corporation, relating to the ratings below which Mirant Americas Energy Marketing agreed to post a letter of credit or other credit support, and (iv) the parties agreed to certain additional terms in support of the syndication of the credit facility. In June 2002, Mirant completed the sale of its 50% ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant as repayment of its subordinated loan, invested capital to date and other miscellaneous costs. In connection with the existing project financing, Mirant agreed to make a $25 million subordinated loan to the project. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The obligations of Mirant Americas Energy Marketing under the tolling agreement continue to be guaranteed by Mirant Corporation.

     In March 2002, Mirant Americas Energy Capital transferred the borrowing base assets under its credit facility to a special purpose vehicle and granted security interests in such assets. The special purpose vehicle is consolidated with Mirant.

    As part of its strategic restructuring, Mirant negotiated certain deferrals under its equipment purchase facility. Because the term of the deferred fabrication period for certain turbines exceeds the agreed fabrication period as permitted within the equipment procurement facilities, the Company will not have the option to enter into a lease arrangement for this equipment, thereby forcing Mirant to exercise its purchase option. Consequently, Mirant has included a $35 million liability for these turbines in "Other long-term debt" on its unaudited condensed consolidated balance sheet.

     In February 2002, Mirant completed the sale of its 44.8% indirect interest in Bewag for approximately $1.63 billion. Mirant received approximately $1.06 billion in net proceeds after repayment of approximately $550 million in related debt. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

     On January 23, 2002, Mirant Asia-Pacific, an indirect, wholly owned subsidiary of Mirant Corporation, borrowed $192 million under a new credit facility to repay, in part, its prior $792 million credit facility. The repayment of the balance of the prior credit facility was funded by Mirant Corporation. In March 2002, Mirant Asia-Pacific secured a second tranche of $62 million which has been used to repay part of the funding from Mirant Corporation. The new credit facility contains various business and financial covenants including, among other things, (i) limitations on dividends and distributions, including a prohibition on dividends if Mirant ceases to be rated investment grade by at least two of Fitch, S&P and Moody's, (ii) mandatory prepayments upon the occurrence of certain events, including certain asset sales and certain breaches of the Sual and the Pagbilao energy conversion agreements,
(iii) limitations on the ability to make investments and to sell assets, (iv) limitations on transactions with affiliates of Mirant and (v) maintenance of minimum debt service coverage ratios. As a result of the recent downgrades by Fitch and S&P, Mirant Asia-Pacific is prohibited under the terms of its credit facility from making distributions to Mirant Corporation.

     Each of the lenders under the Sual and Pagbilao facilities has executed temporary waivers of default with respect to the obligations to provide specific levels of insurance coverage which extend to the insurance renewal date of November 1, 2002. Effective as of October 24 and 28, 2002 for the Sual and Pagbilao facilities, respectively, each of the lenders has agreed to amend the insurance provisions of the loan agreements. The amendments state that, in the event Sual and Pagbilao do not obtain the levels of insurance specified in the loan agreements, Sual and Pagbilao will not be held in breach of the agreements provided they obtain all of the insurance coverage that is reasonably available and commercially feasible in the insurance market for similarly situated facilities, as certified by the lenders' insurance advisor. To avoid breaching the agreements, the coverage obtained must further be in amounts above threshold levels defined in the amendments. The Company believes that with these amendments (and the levels of minimum thresholds defined in the amendments) it will be able to obtain insurance coverage in the future that will allow it to remain in continued compliance with the loan agreements. The insurance coverage obtained for the November 1, 2002 renewal satisfies the amended terms of the loan agreements.

F.   Financial Instruments

Energy Marketing and Risk Management Activities

     Mirant provides energy marketing and risk management services to its customers in the North American markets. These services are provided through a variety of exchange-traded and OTC energy and energy-related contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements.

     These contractual commitments are presented as energy marketing and risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and are accounted for using the mark-to-market method of accounting in accordance with SFAS No. 133 and EITF No. 98-10. Accordingly, they are reflected at fair value in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. Attention is drawn to "Accounting Changes" in Note A -- Accounting and Reporting Policies where the EITF reached consensus on certain issues related to EITF Issue 02-3 under EITF Issues No. 98-10 and No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." EITF Issues No. 98-10 and No. 00-17 address various aspects of the accounting for contracts involved in energy trading and risk management activities (See Note A).

     The Company, through its energy marketing and risk management operations engages in risk management activities with counterparties. All such transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments related to these activities are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

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

    Certain financial instruments that Mirant uses to manage risk exposure to energy prices for its North American generation portfolio do not meet the hedge criteria under SFAS No. 133 and therefore, the fair values of these instruments are included in energy marketing and risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets.

    The fair values and average values of Mirant's energy marketing and risk management assets and liabilities as of March 31, 2002, net of credit reserves, are included in the following table (in millions). The average values are based on a monthly average for 2002.

                                            Energy Marketing and Risk    Energy Marketing and Risk
                                                Management Assets          Management Liabilities
                                          ----------------------------- ---------------------------
                                                            Value at                     Value at
                                             Average        March 31,       Average      March 31,
                                              Value           2002           Value         2002
                                          --------------- -------------- -------------- ------------
Energy commodity instruments:
Electricity............................        $566            $504           $481          $ 424
Natural gas............................         968           1,004          1,122          1,112
Crude oil..............................           7               3              8              3
Other..................................          46              26             48             25
                                           --------------- -------------- -------------- ------------
  Total................................      $1,587          $1,537         $1,659          1,564
                                           =============== ============== ============== ============

     In October 2001, the Company entered into a prepaid gas transaction with a counterparty and a simultaneous natural gas swap with a third-party independent to the prepaid gas transaction. The prepaid gas transaction resulted in the receipt of payments in 2001 in exchange for financial settlements to be made over a future three-year period. Approximately 10% of the contract notional quantity will settle in 2002 and 2003, respectively, and the remaining 80% will settle in 2004 based on fixed notional quantities of gas defined in the agreement at natural gas index prices on the date of each settlement. The natural gas swap served to fix the price of the gas to be settled under the prepaid gas agreement. At the date the transaction was consummated, the notional fixed future natural gas settlements totaled approximately $250 million and the fair value of such gas settlements was approximately $225 million. Since this transaction results in fixed payments through 2004 and no market price risk to the Company, its impact has been disclosed separately above.

Derivative Hedging Instruments

     Mirant uses derivative instruments to manage exposures arising from changes in interest rates, commodity prices and foreign currency exchange rates. Mirant's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

             Reclassified to operating income.......          $65
             Reclassified to interest expense.......          (11)
             Tax provision..........................           22
                                                              ----
             Net reclassification to earnings (Note C)        $32
                                                              ====

     The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three months ended March 31, 2002, $8 million of pre-tax losses arising from hedge ineffectiveness were recognized in other expense. The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

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

   Commodity Price Hedging

     Mirant enters into commodity financial instruments and other contracts in order to hedge its exposure to market prices for electricity expected to be produced by its generation assets. These contracts are primarily physical forward sales but may also include options and other financial instruments. Mirant also uses commodity financial instruments and other contracts to hedge its exposure to market prices for natural gas, coal and other fuels expected to be utilized by its generation assets. These contracts primarily include futures, options, and swaps. Where these contracts are derivatives and are designated as cash flow hedges, the gains and losses are deferred in OCI and are then recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At March 31, 2002, Mirant had a net commodity derivative hedging asset of approximately $150 million. The fair value of its commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At March 31, 2002, these contracts relate to periods through 2010. The net notional amount, or net open position, of the derivative hedging instruments at March 31, 2002 was 6 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, this amount is not a measure of market risk.

     Power sales agreements and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133 are not included in derivative hedging instruments in the accompanying unaudited condensed consolidated balance sheets.

    Foreign Currency Hedging

     From time to time, Mirant uses cross-currency swaps and currency forwards to hedge its net investments in certain foreign subsidiaries. Gains or losses on these derivatives designated as hedges of net investments are reflected in OCI, net of tax, and net of the translation effects.

     Mirant also utilizes currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. From time to time, Mirant utilizes cross-currency swaps that offset the effect of exchange rate fluctuations on foreign currency denominated debt and fixes the interest rate exposure. Certain other assets are exposed to foreign currency risk. Mirant designates currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. When these hedging strategies qualify as cash flow hedges, the gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings to the same revenue or expense category as the hedged transaction.

   Interest Rate and Currency Derivatives

     The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On virtually all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives mitigate Mirant's exposure arising from certain foreign currency transactions, such as cross-border sales and foreign equity investments.



                             Year of Maturity                          Number of        Notional       Unrealized
           Type               or Termination     Interest Rates     Counterparties       Amount        (Loss) Gain
--------------------------- -------------------- ---------------- -------------------- ------------ ------------------
                                                                                               (in millions)
Interest rate swaps....          2003-2012         3.85%-7.12%             4                 $624       $(34)


Currency forwards......          2002-2004             --                  3              (1)CAD117       (1)
                                   2003                --                  1            (pound)58          -
                                 2002-2003             --                  2                 (2)$14        -
                                                                                                        ------
                                                                                                        $(35)
                                                                                                        ======

(pound) - Denotes British pounds sterling
CAD - Denotes Canadian dollar

(1) CAD contracts with a notional amount of CAD106 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met.
(2) USD based contracts are utilized by a foreign subsidiary to hedge U.S.
dollar denominated sales contracts.

     The unrealized gain/loss for interest rate swaps is determined based on the estimated amount that Mirant would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrealized gain/loss for currency forwards is determined based on current foreign exchange rates.

G.   Business Developments

     Asset Sales

     In February 2002, Mirant completed the sale of its 44.8% indirect interest in Bewag for approximately $1.63 billion. Mirant received approximately $1.06 billion in net proceeds after repayment of approximately $550 million in related debt. The after-tax gain on the sale of Mirant's investment in Bewag was $167 million. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

     In February 2002, Mirant announced that it had entered into an agreement to sell its State Line generating facility for approximately $181 million plus an adjustment for working capital. The sale closed in June of 2002. The asset was sold at approximately book value.

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

     In June 2002, Mirant completed the sale of its 50% ownership interest in Perryville to Cleco. Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant as repayment of its subordinated loan, invested capital to date and other miscellaneous costs. The investment was sold at approximately book value based on the value of the investment at the date of sale. At such time, in connection with the existing project financing, Mirant agreed to make a $25 million subordinated loan to the project. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. The obligations retained by Mirant and not subject to indemnity relate primarily to the existing 20-year tolling agreement with Mirant Americas Energy Marketing as described in Note H. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The obligations of Mirant Americas Energy Marketing under the tolling agreement are guaranteed by Mirant Corporation.

   Restructuring Charge

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations (including its European trading and marketing business), canceling and suspending planned power plant developments, closing business development offices and severing employees. During the first quarter of 2002, Mirant recorded pre-tax restructuring charges of $562 million.

     During the three months ended March 31, 2002 Mirant recorded the following components of the restructuring charge:

o $285 million related to write-downs of capital previously invested, either directly into construction or in progress payments on equipment.

o $246 million related to costs to cancel equipment orders and service agreements per contract terms.

o $31 million related to severance of 500 employees worldwide and other employee termination-related charges.

     Mirant anticipates that it will record additional pre-tax restructuring charges of approximately $115 million in future periods, primarily over the next three quarters. These costs are associated with the cancellation of additional power plant developments, additional employee severance and related costs to be incurred in the near future.

H. Commitments and Contingent Matters

Litigation and Other Contingencies

     With respect to each of the following matters, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings. Refer to Note K - Subsequent Events for recent litigation and other contingencies occurring after March 31, 2002.

Western Power Markets Investigations: Several governmental entities have launched investigations into the western power markets, including activities by Mirant and several of its wholly owned subsidiaries. Those governmental entities include the FERC, the U.S. Department of Justice, the CPUC, the California Senate, the California State Auditor, California's Electricity Oversight Board, the General Accounting Office of the U.S. Congress, the San Joaquin District Attorney and the Attorney General's offices of Washington, Oregon and California. These investigations, some of which are civil and some criminal, have resulted in the issuance of civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories directed to several of Mirant's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. Each of these civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries. Despite the various measures taken to protect the confidentiality of sensitive information provided to these agencies, there remains a risk of governmental disclosure of the confidential, proprietary and trade secret information obtained by these agencies throughout this process.

     In September 2002, the CPUC issued a report that purported to show that on days in the fall of 2000 through the spring of 2001 during which the CAISO had to declare a system emergency requiring interruption of interruptible load or imposition of rolling blackouts, Mirant and the other four out of state purchasers of generation in California had generating capacity that either was not operated or was out of service due to an outage and that could have avoided the problem if operated. The report identified two specific days on which Mirant allegedly had capacity available that was not used or that was on outage and that if operated could have avoided the system emergency. Mirant has publicly responded to the report pointing out a number of material inaccuracies and errors that it believes cause the CPUC's conclusions to be wrong with respect to Mirant.

California Attorney General Litigation: On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries in San Francisco Superior Court. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The California Attorney General claims that this alleged behavior violated both the tariff of the CAISO and, more importantly, the California Unfair Competition Act. The suit seeks both restitution and penalties in unspecified amounts. Mirant removed this suit to United States District Court for the Northern District of California. This suit has been consolidated for joint administration with the California Attorney General suits filed on April 9, 2002, and April 15, 2002. Mirant has filed a motion seeking dismissal of the claims.

     On March 20, 2002, the California Attorney General filed a complaint with the FERC against certain power marketers and their affiliates, including Mirant and several of its wholly owned subsidiaries, alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest on any such refunded amounts. On May 31, 2002, the FERC issued an order dismissing the California Attorney General's complaint , and the FERC denied the California Attorney General's request for rehearing on September 23, 2002. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

     On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries in San Francisco Superior Court. The lawsuit alleges that the companies violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the Federal Energy Regulatory Commission as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees. Mirant removed this suit to United States District Court for the Northern District of California. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 15, 2002. Mirant has filed a motion seeking dismissal of the claims.

     On April 15, 2002, the California Attorney General filed a third civil lawsuit against Mirant and several of its wholly owned subsidiaries in the U.S. District Court for the Northern District of California. The lawsuit alleges that Mirant's acquisition and possession of its Potrero and Delta power plants has substantially lessened, and will continue to substantially lessen, competition in violation of the Clayton Act and the California Unfair Competition Act. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 9, 2002. Mirant has filed a motion seeking dismissal of the claims.

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

     On March 9, 2001, as a result of the nonpayments of SCE and Pacific Gas and Electric, the PX ceased operation and filed for bankruptcy protection. Mirant Americas Energy Marketing was appointed as a member of the official Participants Committee in the PX bankruptcy proceeding. The PX's ability to repay its debt is directly dependent on the extent to which it receives payment from Pacific Gas and Electric and SCE and on the outcome of its litigation with the California State government.

     On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California in San Francisco. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant. On September 20, 2001, Pacific Gas and Electric filed a proposed plan of reorganization. Subsequently the CPUC proposed a competing plan.

Although the plans differ in material respects, each contemplates payment of one hundred percent of all approved claims. Regardless of which plan gets approved, Mirant does not expect any payment to be made to it for power sold by it into the PX or CAISO markets and repurchased by Pacific Gas and Electric until the FERC issues a final ruling in the Western Power Markets Price Mitigation and Refund Proceedings. On March 1, 2002, SCE paid approximately $870 million to the PX in satisfaction of all claims of or through the PX and the CAISO through approximately January 18, 2001. The PX is not expected to make any payment to Mirant until the bankruptcy judge so orders, and the judge is not expected to rule until after the FERC issues a final ruling in the refund proceeding. Mirant cannot now determine the timing of such payment or the extent to which such payment would satisfy its claims.

RMR Agreements: Mirant's subsidiaries acquired generation assets from Pacific Gas and Electric in April 1999, subject to RMR agreements. These agreements allow the CAISO, under certain conditions, to require certain of Mirant's subsidiaries to run the acquired generation assets in order to support the reliability of the California electric transmission system. Under the RMR agreements, Mirant recovers a portion of the annual fixed revenue requirement (the "Annual Requirement") of the generation assets through fixed charges to the CAISO, and Mirant depends on revenues from sales of the output of the units at market prices to recover the remainder. The portion of the Annual Requirement that can be recovered through fixed charges to the CAISO is subject to the FERC's review and approval both as to the percentage and the amount of the Annual Requirement to which the percentage is applied.

    Mirant assumed the RMR agreements from Pacific Gas and Electric prior to the outcome of a FERC proceeding initiated in October 1997 (the "Fixed Portion Proceeding"). The Fixed Portion Proceeding will determine the percentage to be paid to Mirant by the CAISO under the RMR agreements of a $159 million Annual Requirement that was in effect through December 31, 2001, as well as any future Annual Requirement in effect through the final disposition of the Fixed Portion Proceeding. This $159 million Annual Requirement was negotiated as part of a prior settlement of a FERC rate proceeding. In the Fixed Portion Proceeding, Mirant contended that the amount paid by the CAISO should reflect an allocation based on the CAISO's right to call on the units (as defined by the RMR agreements) and the CAISO's actual calls, which would have resulted in the CAISO paying approximately $120 million, or 75% of the settled Annual Requirement in effect through December 31, 2001. Mirant currently collects 50% of the Annual Requirement from the CAISO, which charges are subject to refund once the FERC determines the percentage of the Annual Requirement that should be recovered by Mirant from the CAISO. The decision in the Fixed Portion Proceeding will affect the amount the CAISO will pay to Mirant for the period from June 1, 1999 through the final disposition of the Fixed Portion Proceeding, including any appeals. On June 7, 2000, the administrative law judge ("ALJ") in the Fixed Portion Proceeding issued an initial decision providing for the CAISO to pay approximately 3% of the Annual Requirement to Mirant. On July 7, 2000, Mirant appealed the ALJ's decision and the matter is pending at the FERC.

     In the Fall of 2001, Mirant filed with the FERC to increase the Annual Requirement for the generating assets subject to the RMR agreements from the $159 million amount that had been in effect to $199 million. That increase took effect January 1, 2002, subject to refund of any amount that the FERC may determine in a proceeding (the "Annual Requirement Proceeding") separate from the Fixed Portion Proceeding to be in excess of just and reasonable rates. The CAISO and Pacific Gas and Electric, which buys from the CAISO the electricity sold to the CAISO by Mirant under the RMR agreements, have contested the increase in the Annual Requirement at the FERC. The parties have reached a settlement agreement in principle regarding the increase in the Annual Requirement. Once all the details of the settlement agreement have been finalized, the agreement will be filed with the FERC for its approval. If finalized and approved by the FERC, the settlement agreement in principle would result in refunds being made by Mirant of a portion of the Annual Requirement currently being collected by Mirant. Mirant expects that the amount of such refunds would not vary materially from the amounts currently being reserved by Mirant with respect to the Annual Requirement issue. The percentage that ultimately results from the Fixed Portion Proceeding, discussed above, will be applied to the Annual Requirement for 2002 in the Annual Requirement Proceeding.

     Mirant has also exercised its right under the RMR agreements to recover 100% of the Annual Requirement specific to the Potrero plant through fixed charges to the CAISO beginning January 1, 2002. The Annual Requirement of the Potrero plant constitutes $35 million of the total $199 million Annual Requirement currently in effect for 2002, subject to refund as subsequently determined in the Annual Requirement Proceeding. As part of their challenge to the increase in the Annual Requirement in the Annual Requirement Proceeding, discussed above, the CAISO and Pacific Gas and Electric have contested the increase in the Annual Requirement for the Potrero plant. This issue is also part of the settlement agreement in principle that has been reached by the parties.

     If Mirant is unsuccessful in its appeal of the ALJ's decision in the Fixed Portion Proceeding, it will be required to refund certain amounts of the Annual Requirement paid by the CAISO for the period from June 1, 1999 through the final disposition of the appeal. If the challenges filed by the CAISO and Pacific Gas and Electric in the Annual Requirement Proceeding to the increases in the Annual Requirement for the generating assets are successful or if the settlement agreement in principle is finalized and approved by the FERC, Mirant will be required to refund certain additional amounts of the Annual Requirement paid by the CAISO for the period from January 1, 2002 until the final determination of the appropriate Annual Requirement for those generating assets or until final approval of the settlement agreement in principle. Mirant estimates that the amount of these refunds from both the Fixed Portion Proceeding and the Annual Requirement Proceeding, as of March 31, 2002, would have been approximately $240 million. This amount does not include interest that may be payable in the event of a refund. If resolution of the Fixed Portion Proceeding and Annual Requirement Proceeding results in refunds of that magnitude, no effect on net income for the periods under review would result as adequate reserves have been recorded. If Mirant is unsuccessful in its appeal of the ALJ's initial decision in the Fixed Portion Proceeding, Mirant plans to pursue other options available under the RMR agreements to mitigate the impact of the ALJ's decision upon its future operations.

Western Power Markets Price Mitigation and Refund Proceedings: On June 19, 2001, the FERC issued an order that provides for price mitigation in all hours in which power reserves fall below 7%. During these emergency hours, the FERC will use a formula based on the marginal costs of the highest cost generator called on to run to determine the overall market clearing price. This price mitigation includes all spot market sales in markets throughout the Western System Coordinating Council. This price mitigation was implemented on June 20, 2001 and was in effect until July 11, 2002, at which time the formula was replaced by a hard cap of $91.87/MWh, which was in place until October 30, 2002. The FERC requires that all public and non-public utilities which own or control non-hydroelectric generation in California must offer power in the CAISO's spot markets, to the extent the output is not scheduled for delivery in the hour.

     On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO/PX from October 2, 2000 through June 20, 2001. The administrative law judge has concluded evidentiary hearings in this proceeding, and the parties are awaiting the issuance of an initial decision by that administrative law judge. In addition, parties have appealed the FERC's June 19, 2001 and July 25, 2001 orders to the United States Court of Appeals for the Ninth Circuit, seeking review of various issues, including expanding the potential refund date to include periods prior to October 2, 2000. Any such expansion of the refund period could significantly increase Mirant's refund exposure in this proceeding. In response to an order by the Ninth Circuit allowing the California parties to include additional evidence in the record regarding purported market manipulation, on September 6, 2002, the California parties filed a motion for additional discovery in the refund case on the issue of purported market manipulation. That motion is pending with the FERC.

    In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including one of Mirant's subsidiaries, for bilateral sales of electricity to the DWR at the

California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant and of its subsidiaries totaled approximately $90 million. A FERC ALJ concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. On May 13, 2002 and May 24, 2002, the City of Tacoma, Washington and the City of Seattle, Washington, respectively, filed to reopen the evidentiary record in this proceeding as a result of the contents of three internal Enron Power Marketing, Inc. memoranda that had been obtained and publicly released by the FERC as part of its continuing investigation. The Company cannot predict the outcome of these proceedings. If the Company was required to refund such amounts, its subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf during the refund periods. In addition, its subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

     Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. Information from this investigation could be used in any existing or future complaints before the FERC involving long-term power sales contracts relevant to the matters being investigated, including the California refund proceeding. On August 13, 2002, the FERC Staff issued an initial report regarding its preliminary findings. The report recommended that the FERC initiate separate proceedings to further investigate specific instances of inappropriate conduct by several companies, none of which are affiliated with Mirant. In addition, the report recommended that the natural gas indices used for purposes of calculating potential refunds in the California refund case be replaced with indices at a different location plus a transportation component.

     On August 13, 2002, the FERC in the California refund proceeding requested comments from parties on whether the gas indices in the existing formula for calculating refunds should be replaced with different gas indices (plus transportation costs) as recommended by the FERC Staff in its report. If the FERC adopts the Staff's recommended gas formula for purposes of calculating refunds, it would increase Mirant's refund exposure in the California refund case.

     Lastly, the initial report of the FERC staff described its investigation of the effect on spot electric prices in the West of trading strategies employed by Enron subsidiaries and other entities but could not quantify the exact economic impact. The FERC staff will continue to investigate whether the questionable trading strategies had an indirect effect on other products sold in the West, such as long-term contracts. The staff report also recommended imposition of certain limitations on entities with market-based rate authority designed to prohibit trading strategies based on the submission of false information or the omission of material information to the FERC, independent system operators, or other market participants. The staff report is a preliminary report, and the staff continues to investigate a variety of matters. The Company cannot predict the impact of the initial staff report on any FERC action that might be taken in this investigation docket or any other ongoing proceeding at the FERC.

     Subsequent to the issuance of the FERC Staff's report, three companies that sell natural gas at wholesale have announced that certain of their employees did not correctly report transactional information to the trade press that publish natural gas spot price data. Mirant cannot at this time predict what effect, if any, such misreporting of information to the trade press will have upon the use of spot price data published by the trade press in the ongoing proceeding before FERC or upon other transactions to which Mirant is a party that utilize such published spot price data as part of the price terms. The FERC Staff has requested information from various market participants, including Mirant, regarding the reporting of transactional information to the trade press.

     On July 17, 2002, the FERC issued an order adopting new market design rules ("Market Design 2002") applicable to the California wholesale power markets as well as price caps and other requirements that are applicable to all West-wide wholesale power markets. Key elements of the Market Design 2002 that were supposed to be in place on October 1, 2002 included an increase in the amount sellers of electricity at wholesale may bid to the CAISO from $91.87/MWh to $250/MWh on bids into the California real-time energy and ancillary services markets, and a FERC imposed maximum price of $250/MWh for all spot market sales in the western markets. The FERC delayed implementation of the increase in the price cap until October 30, 2002. Sellers are still required to offer all available uncommitted capacity for sale in the region. The FERC also put in place, effective October 31, 2002, procedures in the CAISO market that will mitigate prices whenever a supplier bids greater than established thresholds.

DWR Power Purchases: On January 17, 2001, the Governor of California issued an emergency proclamation giving the DWR authority to enter into arrangements to purchase power in order to mitigate the effects of electrical shortages in the state. The DWR began purchasing power under that authority the next day. On February 1, 2001, the Governor of California signed Assembly Bill No. 1X authorizing the DWR to purchase power in the wholesale markets to supply retail consumers in California on a long-term basis. The Bill became effective immediately upon its execution by the Governor. The Bill did not, however, address the payment of amounts owed for power previously supplied to the CAISO or PX for purchase by SCE and Pacific Gas and Electric. The CAISO and PX have not paid the full amounts owed to Mirant's subsidiaries for power delivered to the CAISO and PX in prior months and are expected to pay less than the full amount owed on further obligations coming due in the future for power provided to the CAISO for sales that were not arranged by the DWR. The ability of the DWR to make future payments is subject to the DWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE and Pacific Gas and Electric for deliveries to their customers. On May 22, 2001, Mirant entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002.

     On February 25, 2002, the CPUC and the California Electricity Oversight Board ("EOB") filed separate complaints at the FERC against certain sellers of energy under long-term agreements with the California DWR, including the contract entered into by Mirant with the DWR dated May 22, 2001, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. In particular, the EOB claims that the contracts should be voidable at the option of the State of California. The complaints allege that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and the alleged market power of the sellers.

     Two lawsuits have also been filed that seek relief for contracts between the California DWR and certain marketers of electricity, including the May 22, 2001 contract between DWR and Mirant, that allegedly contain unfair terms. The plaintiffs allege that the terms of the contracts are unjust and unreasonable and that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and alleged market power of the sellers. Plaintiffs seek, among other things, a declaration that the contracts are void and unenforceable, enjoinment of the enforcement and performance of those contracts and restitution for funds allegedly obtained wrongfully under the contracts. The captions of each of the cases follow:

CAPTION                             DATE FILED           COURT OF ORIGINAL FILING
-------                             ----------           ------------------------

McClintock, et al.  v. Vikram       May 1, 2002          Superior Court of California - Los Angeles County
Budraja, et al.

Millar, et al.  v. Allegheny        May 13, 2002         Superior Court of California - San Francisco County
Energy Supply Company, LLC, et al.

     The Millar suit has been removed by the defendants to the United States District Court for the Northern District of California. On October 11, 2002, the federal judicial panel on multidistrict litigation ordered the Millar suit to be transferred to the United States District Court for the Southern District of California and consolidated for purposes of pretrial proceedings with the six rate payer suits already pending before that court described below in "California Rate Payer Litigation." The McClintock suit has been stayed pending a resolution of a separate action challenging the long term contracts that were entered into by the DWR, which suit does not include Mirant or any of its subsidiaries as parties.

California Rate Payer Litigation: A total of sixteen lawsuits have been filed asserting claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing, Mirant Delta and Mirant Potrero, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. One of the suits, the Hansen suit, has been voluntarily dismissed, and the other fifteen suits remain pending.

     Six of those suits were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts. Three of these suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant. A listing of these six cases is as follows:

   CAPTION                             DATE FILED           COURT OF ORIGINAL FILING
   -------                             ----------           -------------------------

   People of the State of California   January 18, 2001     Superior Court of California - San Francisco County
   v. Dynegy, et al.

   Gordon v. Reliant Energy, Inc.,     November 27, 2000    Superior Court of California - San Diego County
   et al.

   Hendricks v. Dynegy Power           November 29, 2000    Superior Court of California - San Diego County
   Marketing, Inc., et al.

   Sweetwater Authority, et al. v.     January 16, 2001     Superior Court of California - San Diego County
   Dynegy, Inc., et al.

   Pier 23 Restaurant v. PG&E Energy   January 24, 2001     Superior Court of California - San Francisco County
   Trading, et al.

   Bustamante, et al. v. Dynegy,       May 2, 2001          Superior Court of California - Los Angeles County
   Inc., et al.

     These six suits were coordinated for purposes of pretrial proceedings before the Superior Court for San Diego County. In the Spring of 2002, two of the defendants filed crossclaims against other market participants who were not parties to the actions. Some of those crossclaim defendants then removed the six coordinated cases to the United States District Court for the Southern District of California. The plaintiffs have filed motions seeking to have the actions remanded to the California state court, and the defendants have filed motions seeking to have the claims dismissed.

     Seven additional rate payer lawsuits were filed between April 23, 2002 and May 24, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant and several of its subsidiaries, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California. The suits are related to events in the California wholesale electricity market occurring over the last three years. Each of the complaints alleges violation of California's Unfair Competition Act. The RDJ Farms complaint also alleges violation of California's anti-trust statute. Each of the plaintiffs seeks class action status for their respective case. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. The captions of each of these seven cases follow:

 CAPTION                             DATE FILED           COURT OF ORIGINAL FILING
 -------                             ----------           -------------------------

 T&E Pastorino Nursery, et al. v.    April 23, 2002       Superior Court of California - San Mateo County
 Duke Energy Trading and
 Marketing, LLC, et al.

 RDJ Farms, Inc., et al.  v.         May 10, 2002         Superior Court of California - San Joaquin County
 Allegheny Energy Supply Company,
 LLC, et al.

 Century Theatres, Inc., et al.      May 14, 2002         Superior Court of California - San Francisco County
 v. Allegheny Energy Supply
 Company, LLC, et al.

 El Super Burrito, Inc., et al.      May 15, 2002         Superior Court of California - San Mateo County
 v. Allegheny Energy Supply
 Company, LLC, et al.

 Leo's Day and Night Pharmacy, et    May 21, 2002         Superior Court of California - San Francisco County
 al. v. Duke Energy Trading and
 Marketing, LLC, et al.

 J&M Karsant Family Limited          May 21, 2002         Superior Court of California - Alameda County
 Partnership, et al. v. Duke
 Energy Trading and Marketing, LLC, et al.

 Bronco Don Holdings, LLP, et al.    May 24, 2002         Superior Court of California - San Francisco County
 v. Duke Energy Trading and
 Marketing, LLC, et al.

     Each of the seven cases has been removed by the defendants to United States District Courts in California. The RDJ Farms suit was removed to the United States District Court for the Eastern District of California, and the other six cases were removed to the United States District Court for the Northern District of California. On October 11, 2002, the federal judicial panel on multidistrict litigation ordered the seven rate payer suits filed between April 23, 2002 and May 24, 2002 to be transferred to the United States District Court for the Southern District of California and consolidated for purposes of pretrial proceedings with the six rate payer suits already pending before that court.

     On June 3, 2002, a lawsuit, Hansen v. Dynegy Power Marketing, et al., was filed in the Superior Court for the County of San Francisco against various owners of electric generation facilities in California, including Mirant and several of its subsidiaries, alleging substantially similar claims to the ratepayer actions described above. The plaintiff sought class action status for the lawsuit and purported to represent residential ratepayers located in various public utility districts in the State of Washington. The complaint sought, among other things, injunctive relief, disgorgement of profits, restitution and treble damages. This action has been dismissed by the plaintiff.

     On July 15, 2002, an additional rate payer lawsuit, Public Utility District No. 1 of Snohomish Co. v. Dynegy Power Marketing, et al., was filed in the United States District Court for the Central District of California against various owners of electric generation facilities in California, including Mirant and its subsidiaries, by Public Utility District No. 1 of Snohomish County, which is a municipal corporation in the state of Washington that provides electric and water utility service. The plaintiff public utility district alleges that defendants violated California's antitrust statute by conspiring to raise wholesale power prices, injuring plaintiff through higher power purchase costs. The plaintiff also alleges that defendants acted both unfairly and unlawfully in violation of California's Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in "Enron-style" trading, and withholding power from the market. The plaintiff seeks restitution, disgorgement of profits, injunctive relief, treble damages, and attorney's fees. The federal judicial panel on multidistrict litigation has ordered the Snohomish suit to be transferred to the United States District Court for the Southern District of California and consolidated for purposes of pretrial proceedings with the six rate payer suits already pending before that court.


     On October 18, 2002, another rate payer lawsuit, Kurtz v. Duke Energy Trading et al., was filed in the Superior Court for the County of Los Angeles. The Kurtz suit alleges that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant and various of its subsidiaries, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California since early 1998 in violation of California's Unfair Competition Act. The Kurtz suit contains allegations of misconduct by the defendants, including the Mirant entities, that are similar to the allegations made in the previously filed rate payer suits, in the suits filed by the California Attorney General on March 11, 2002, and April 15, 2002, and in the suits filed challenging long-term agreements with the California DWR. The plaintiff seeks to represent a class consisting of all persons and entities that purchased energy that was sold into California by the defendants through sales to the CAISO, the PX or the DWR. The action seeks, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct.

Enron Bankruptcy Proceedings: Since December 2, 2001, Enron and a number of its subsidiaries, have filed for bankruptcy. As of March 31, 2002, the total amount owed to Mirant by Enron was approximately $82 million. Based on a reserve for potential bad debts recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

State Line: On July 28, 1998, an explosion occurred at the Company's State Line plant causing a fire and substantial damage to the plant. The precise cause of the explosion and fire has not been determined. Thus far, seven personal injury lawsuits have been filed against Mirant, five of which were filed in Cook County, Illinois. Mirant has settled the claims of five of these plaintiffs. The terms of the settlements involve cash payments to the plaintiffs, with such payments being fully covered by insurance. The outcome of these proceedings cannot now be determined and an estimated range of loss cannot be made; however, the Company has significant insurance coverage for losses occurring as a result of the explosion.

Edison Mission Energy Litigation: On March 8, 2002, two subsidiaries of Edison International (collectively, "EME") filed a breach of contract action against Mirant Corporation and two of its subsidiaries in the Superior Court of Orange County, California. In July 2001, Mirant and its subsidiaries entered into a contract with EME to purchase its 50% ownership interest in EcoElectrica Holdings Ltd. ("EcoElectrica"), a limited partnership owning a 540 MW liquefied natural gas fired combined cycle cogeneration facility in Puerto Rico together with various related facilities. EME alleges that Mirant and its subsidiaries breached the purchase agreement by failing to complete the purchase of EME's interest in EcoElectrica. The plaintiffs seek damages in excess of $50 million, plus interest and attorney fees. At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed.

Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999 Mirant New York received an information request from the State of New York concerning the air quality control implications of various repairs and maintenance activities at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the State. The State of New York issued notices of violation to some of the utilities being investigated. The State issued a notice of violation to the previous owner of Plant Lovett, Orange and Rockland Utilities, alleging violations associated with the operation of Plant Lovett prior to the acquisition of the plant by Mirant New York. To date, Mirant New

York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions, which the State of New York may require. If a violation is determined to have occurred at Plant Lovett, Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with Orange and Rockland Utilities for Plant Lovett, Orange and Rockland Utilities is responsible for fines and penalties arising from any violation associated with historical operations, but the state or federal government could seek fines and penalties from Mirant New York, the cost of which may be material. Mirant New York is engaged in discussions with the State to explore a resolution of this matter.

     In January 2001, the EPA, Region 3 issued a request for information to Mirant concerning the air permitting implications of past repair and maintenance activities at its Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant's ownership of the plants. Mirant has responded fully to this request. If a violation is determined to have occurred at any of the plants, Mirant may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company's acquisition of the plants, but the state or federal government could seek fines and penalties from Mirant, the cost of which may be material.

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

     In addition to the matters discussed above, Mirant is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position. The Company recognizes estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies."

Commitments and Capital Expenditures

     Mirant has made firm commitments to buy materials and services in connection with its ongoing operations and planned expansion and has made financial guarantees relative to certain of its investments.

     The material commitments are discussed in the following sections.

    Energy Marketing and Risk Management

    Mirant Corporation had approximately $903 million of trade credit support commitments outstanding as of March 31, 2002, which included $460 million of letters of credit, $56 million of net cash collateral posted and $387 million of parent guarantees.

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

     Mirant Americas Energy Marketing has a 20-year tolling agreement with Perryville under which Perryville will sell all the electricity generated by the facility to Mirant Americas Energy Marketing. At June 30, 2002, the total estimated notional commitment under this agreement was approximately $1.07 billion over the 20-year life of the contract. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay an existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The obligations of Mirant Americas Energy Marketing under the tolling agreement are guaranteed by Mirant Corporation.

     To the extent that Mirant Corporation does not maintain its current credit ratings, it could be required to provide alternative collateral to certain risk management and marketing counterparties based on the value of the Company's portfolio at such time, in order to continue its current relationship with those counterparties. Mirant could also be required to provide alternative collateral related to committed pipeline capacity charges. Such collateral might be in the form of cash and/or letters of credit. There is an additional risk that in the event of a reduction of Mirant's credit rating that certain counterparties may, without contractual justification, request additional collateral or terminate their obligations to Mirant.

   Turbine Purchases and Other Construction-Related Commitments

     During the three months ended March 31, 2002, Mirant committed itself to a strategic business plan designed to reduce capital spending and operating expenses. As a result, the Company recorded restructuring charges in the three months ended March 31, 2002 related to these changes. The reduced capital spending plan results in material changes to Mirant's commitments under its turbine purchase agreements and its turbine procurement facilities. Mirant has canceled and intends to cancel certain turbines under its purchase agreements and its off-balance sheet equipment procurement facilities by March 31, 2003. The commitments for turbines that Mirant has canceled and intends to cancel are included in Mirant's restructuring charge (Note G), and Mirant plans to formally terminate the orders for these turbines at various times within one year of the restructuring commitment date. Until these termination orders are issued Mirant continues to have the option to purchase the turbines.

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

     In addition to these commitments, Mirant, through certain of its subsidiaries, has two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to two separate, independent third-party owners. For the first facility, which is a $1.8 billion notional value facility, remaining contracts as of March 31, 2002 for 42 turbines (28 gas turbines and 14 steam turbines) have been assigned to a third-party trust. For the second facility, which at March 31, 2002 was a Euro 1.1 billion notional value facility, remaining contracts as of March 31, 2002 for six engineered equipment packages ("power islands") have been assigned to a third-party owner incorporated in The Netherlands (See Note K - Subsequent Events).

     As part of its strategic restructuring, Mirant negotiated certain deferrals under both equipment purchase facilities. Because the term of the deferred fabrication period for certain turbines included in the $1.8 billion notional value facility exceeds the agreed fabrication period as permitted within the equipment procurement facilities, the Company will not have the option to enter into a lease arrangement for this equipment, thereby forcing Mirant to exercise its purchase option. Consequently, Mirant has included a $35 million liability for these turbines on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2002, Mirant Corporation's guarantees in connection with the equipment procurement facilities, including certain payment obligations were approximately $373 million with respect to the turbines for which the facilities have a contractual obligation (excluding the $35 million which is now included in "Other long-term debt" on its unaudited condensed consolidated balance sheet). If Mirant had elected not to exercise its purchase options with respect to the remaining 11 turbines and power islands and to terminate the procurement contracts, minimum termination amounts due would have been $181 million at March 31, 2002 (See Note K - Subsequent Events.) If the purchase options or options to lease the remaining 11 turbines and power islands are exercised as planned, total commitments would be approximately $477 million.

   Long-Term Service Agreements

     Mirant has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of March 31, 2002, the minimum termination amounts for long-term service agreements associated with completed and shipped turbines were $536 million. As of March 31, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $684 million. These commitments are payable over the course of each agreement's term. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

     As a result of the turbine cancellations as part of Mirant's restructuring, the long-term service agreements associated with the canceled turbines will also be canceled. However, as stated above, canceling the long-term service agreements will result in little or no termination costs to Mirant. Mirant does not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, the Company's restructuring should not have an impact on the long-term service agreement commitments disclosed above.

 Obligations Under Energy Delivery and Purchase Commitments

     Under the asset purchase and sale agreement for the PEPCO generating assets, Mirant assumed and recorded net obligations of approximately $2.3 billion representing the fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements, which consist of five power purchase agreements ("PPAs") and two transition power agreements ("TPAs"). The PPAs are for a total capacity of 735 MW and expire over periods through 2021. The TPA agreements state that Mirant will sell a quantity of megawatthours over the life of the contracts based on PEPCO's load requirements and expire in January 2005. As actual megawatthours are purchased or sold under these agreements, Mirant releases a ratable portion of the obligation into gross margin. For the three months ended March 31, 2002, the Company released approximately $113 million, pre-tax. As of March 31, 2002, the remaining obligations recorded in the unaudited condensed consolidated balance sheet for the TPAs and PPAs totaled $1,209 million and $517 million, respectively, of which $462 million and $66 million, respectively, are current. At March 31,

2002, the estimated notional commitments under the PPA agreements were $1.63 billion based on the total remaining MW commitment at contractual prices.

     Other obligations under various agreements of approximately $156 million are also included in the unaudited condensed consolidated balance sheet.

   Fuel Commitments

     Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $602 million at March 31, 2002. These agreements will continue to be in effect through 2011. In addition, Mirant has a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the monthly spot rate then prevailing at each delivery point. The agreement will continue to be in effect through December 31, 2007, unless terminated sooner. The estimated commitment for the term of this agreement based on current spot prices is $6.29 billion as of March 31, 2002. Because this contract is based on the current spot price at the time of delivery, Mirant has the ability to sell the gas at the same spot price, thereby offsetting the full amount of its commitment related to this contract. In the event the Company does not maintain its current credit ratings, BP could request additional collateral. Based on the Company's current estimate and the pricing as of March 31, 2002, Mirant could be required to post approximately $266 million of additional collateral.

     Effective July 26, 2002, Mirant and BP have restructured their contract. The contract term has been extended to December 31, 2009, unless terminated sooner. Mirant has the ability to reduce the purchase obligation on this contract annually. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices is $2.2 billion as of September 30, 2002. The contract is now subject to the North American Master Netting Agreement between Mirant and BP, dated December 1, 2001 (the "Master Netting Agreement") and a new collateral annex to the Master Netting Agreement. Together, the Master Netting Agreement and Collateral Annex provide that the amounts due to BP under the contract will be netted against payments due between Mirant and BP under various other gas and power contracts, and that collateral will be posted by one party to the other based on the net amount of exposure.

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

I.  Discontinued Operations

     In February 2002, Mirant announced that it had entered into an agreement to sell its State Line generating facility for $181 million plus an adjustment for working capital. The sale was completed in June 2002. State Line was previously reported in Mirant's North America Group operations. In addition, income from discontinued operations for the three months ended March 31, 2001 includes SE Finance, which was contributed to Southern on March 5, 2001 as part of Mirant's spin-off from Southern.

     Mirant's results of discontinued operations for the three months ended March 31, 2002 and 2001 were as follows (in millions):

                                                               For the Three Months
                                                                 Ended March 31,
                                                                 2002         2001
                                                               -------       ------
          Revenue................................................. $15           $14
          Leveraged lease income..................................   -            10
          Expense.................................................   9             9
          Impairment loss.........................................   2             -
          Equity in income/(loss) of affiliates..................    -            (3)
          Pre-tax income.........................................    4            12
          Taxes..................................................    2             1
                                                                   ----         -----
          Net income.............................................   $2           $11
                                                                   ====         =====

    The table below presents the components of State Line's balance sheet accounts classified as current assets and liabilities held for sale as of March 31, 2002 and December 31, 2001 (in millions):

                                                       March 31, 2002       December 31, 2001
                                                      -----------------    --------------------
          Current Assets:
          Accounts receivable....................            $5                   $5
          Inventory..............................             3                    3
          Other..................................             1                    1
          Property, plant and equipment..........           173                  175
          Intangibles............................             9                    9
                                                           ------              ------
             Total current assets held for sale..          $191                 $193
                                                           ======              ======
          Current Liabilities:
          Taxes and other payables...............           $10                  $10
          Deferred taxes.........................            15                   15
                                                           -------             -------
             Total current liabilities related to
              assets held for sale                          $25                  $25
                                                           =======             =======

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

                            Financial Data by Segment
               For the Three Months Ended March 31, 2002 and 2001
                                  (In Millions)

                                                                                         Corporate and
                                                   North America      International       Eliminations       Consolidated
                                               ------------------- ------------------- ----------------- -------------------
                                                  2002      2001      2002      2001      2002     2001     2002       2001
                                               --------- --------- --------- --------- --------- ------- ---------- --------
Operating Revenues:
   Generation and energy marketing              $6,346     $8,039    $ 435      $ 87       $ -      $ -    $6,781   $ 8,126
   Distribution & integrated utility revenues      108         36        -         -         -        -       108        36
   Other                                            11          -        8         6         -        -        19         6
                                               --------- --------- --------- --------- --------- -------- --------- --------
   Total operating revenues                      6,465      8,075      443        93         -        -     6,908     8,168

Operating Expenses:
   Cost of fuel, electricity and other products  5,988      7,368      310        13         -        -     6,298     7,381
                                               --------- --------- --------- --------- --------- -------- --------- --------
   Gross Margin                                    477        707      133        80         -        -       610       787
Other Operating Expenses:
   Depreciation and amortization                    52         51       23        33         2        1        77        85
   Maintenance                                      27         22        5         5         -        -        32        27
   Selling, general, and administrative            100        223       34        28        14       45       148       296
   Impairment loss                                   -          4        -         -         -        -         -         4
   Restructuring charges                           486          -       65         -        11        -       562         -
   Other operating expenses                         98         92        2         3         7        4       107        99
                                               --------- --------- --------- --------- --------- -------- --------- --------
   Total other operating expenses                  763        392      129        69        34       50       926       511
                                               --------- --------- --------- --------- --------- -------- --------- --------
Operating (Loss) Income                           (286)       315        4        11       (34)     (50)     (316)      276

Other Income (Expense):
   Interest expense, net                           (33)       (37)     (29)      (29)      (40)     (25)     (102)      (91)
   Equity in income of affiliates                    7          7       71        72         -        -        78        79
   Gain on sales of assets, net                      -          -      291         -         -        -       291         -
   Other                                             5         (1)      19         8         -        -        24         7


(Loss) Income From Continuing Operations       --------- --------- --------- --------- --------- -------- --------- --------
   Before Income Taxes and Minority Interest      (307)       284      356        62       (74)     (75)      (25)      271

(Benefit) Provision for income taxes              (120)       115      115       (20)      (28)      (7)      (33)       88
Minority interest                                    2          1        8         8         6        5        16        14
                                               --------- --------- --------- --------- --------- -------- --------- --------
(Loss) Income From Continuing Operations          (189)       168      233        74       (52)     (73)       (8)      169

Income From Discontinued Operations,
    Net of Tax Benefit                               2          6        -         -         -        5         2        11
                                               --------- --------- --------- --------- --------- -------- --------- --------
Net (Loss) Income                                $(187)     $ 174    $ 233      $ 74     $ (52)    $(68)     $ (6)    $ 180
                                               ========= ========= ========= ========= ========= ======== ========= ========

                  Selected Balance Sheet Information by Segment
                                At March 31, 2002
                                  (In Millions)

                                                                                 Corporate and
                                      North America          International        Eliminations            Total
                                     ---------------        ---------------     ---------------        ----------
Current assets                              $ 6,629               $  934            $ (1,815)            $ 5,748

Property, plant & equipment,
  including leasehold interest                5,967                1,766                 112               7,845

Total assets                                 13,338                5,215               1,815              20,368

Total debt                                    5,068                1,413                 758               7,239

Common equity                                 4,142                2,851              (1,529)              5,464



K.       Subsequent Events

    Convertible Senior Notes

     In July 2002, Mirant Corporation completed the issuance of $370 million of convertible senior notes. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $361 million.

     The notes mature on July 15, 2007 with an annual interest rate of 5.75%. Holders of the notes may convert their notes into 131.9888 shares of Mirant common stock for each $1,000 principal amount of the notes at any time prior to July 15, 2007. This conversion rate is equivalent to the initial conversion price of $7.58 per share based on the issue price of the notes. Mirant has the right to redeem for cash, some or all of the notes at any time on or after July 20, 2005, upon not less than 30 nor more than 60 days' notice by mail to holders of the notes, for a price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to the redemption date.

   Liquidity

     To enhance Mirant's liquidity and reduce reliance on external financing, Mirant has designed and launched an additional phase for its restructuring plan. In 2002, Mirant announced its plan to sell additional assets, including WPD, to raise $700 million to $1 billion. In addition, Mirant's board has authorized the expenditure of up to $500 million for the repurchase of debt securities as the Company's liquidity permits through 2003.

     In July 2002, Mirant Corporation fully drew the commitments under its $1.125 billion 364-Day Credit Facility, and elected to convert all advances outstanding into a term loan maturing in July 2003. Effective with the Company's third quarter reporting, this credit facility will be reclassified from long-term debt to short-term debt as it will be due within 12 months. The Company expects that this reclassification will potentially cause the Company to have a negative working capital balance. The Company is evaluating various potential financing transactions to repay and/or refinance the credit facility prior to its maturity. As a result of present market conditions and other factors, including the reaudit of its historical financial statements, Mirant cannot provide assurance that it will be successful in entering into a new credit facility. If Mirant is successful in entering into a new credit facility, it expects the facility will likely be smaller and will have higher pricing and more restrictive terms than the current facility.

     In July 2002, Mirant Corporation and Mirant Americas Generation drew down most of their available revolving credit commitments. The schedule below summarizes the outstanding borrowings under the credit facilities held by Mirant Corporation and its subsidiaries as of September 30, 2002 (in millions).

                                                         Drawn Amount excluding      Letters of Credit
       Company                                              Letters of Credit           Outstanding
                                                       ---------------------------- ---------------------
       Mirant Corporation ........................                $1,551(1)                 $1,048
       Mirant Americas Generation.................                    300                      -
       Mirant Canada Energy Marketing.............                     44                      -
       Mirant Americas Energy Capital.............                    150                      -
(1)Amount includes fully drawn commitments under Mirant's $1.125 billion 364-Day
Credit Facility that was converted in July 2002 to a term loan maturing in July
2003.

   Income Taxes

     The IRS has completed its audit of Mirant for all tax years through 1995. The IRS is currently auditing the tax years 1996-1999. Subsequent to June 30, 2002, the IRS issued Notices of Proposed Adjustments for this period for several tax return filing positions affecting taxable income. While Mirant believes it has substantial authority for the positions it has taken, it continues to review this situation. The negative liquidity impact of these adjustments, if accepted by Mirant, could be as much as $100 million. Management has not yet determined the income statement impact of these potential adjustments.

   Turbine Commitments

     In October 2002, Mirant terminated contracts for three turbines that Mirant did not anticipate terminating as of June 30, 2002. At the termination in October 2002, the total net termination expense of these turbines was approximately $34 million.

   Asset Sales

     In May 2002, Mirant completed the sale of its 60% ownership interest in the 750 MW Kogan Creek power project, located near Chinchilla in southeast Queensland, Australia, and associated coal deposits for approximately $29 million. The after-tax gain on the sale of Mirant's investment in Kogan Creek was approximately $17 million.

     In May 2002, Mirant completed the sale of its 9.99% ownership interest in SIPD, located in the Shandong Province, China, for approximately $120 million. The after-tax loss on the sale of Mirant's investment in SIPD was approximately $9 million.

     In July 2002, Mirant announced that it had entered into an agreement to sell its Neenah generating facility ("Neenah") in the state of Wisconsin to Alliant Energy Resources, Inc. for approximately $109 million. The sale of Mirant's investment in Neenah will be near book value. The sale is expected to close in the fourth quarter of 2002.

     In August 2002, Mirant completed the sale of its wholly owned subsidiary MAP Fuels Limited, which fully owned Allied Queensland Coalfields Pty Ltd. ("AQC"), in Queensland, Australia, for approximately $21 million. The asset was sold at approximately book value. The sale included both the Wilkie Creek Coal Mine and the Horse Creek coal deposits.

    The table below presents the components of Neenah's and AQC's balance sheet accounts as of March 31, 2002 (in millions):

          Assets:
          Accounts receivable....................            $4
          Inventory..............................             2
          Other current assets...................            10
          Property, plant and equipment..........           112
          Intangibles............................             5
                                                          ------
             Total assets........................          $133
                                                          ======
          Liabilities:
          Taxes and other payables...............           $20
                                                          ------
             Total liabilities...................           $20
                                                          ======

     In September 2002, Mirant completed the sale of its 49% economic interest in, and shared management control of, Western Power Distribution Holdings Limited and WPD Investment Holdings (both identified jointly as WPD) for approximately $235 million. Prior to the sale, Mirant recorded a write-down of approximately $306 million, including $11 million of related income tax benefits, during the second quarter of 2002 to reflect the difference between the carrying value of its investment and its fair value. The after-tax loss on the sale of Mirant's investment in WPD was approximately $306 million. The WPD assets include the electricity distribution networks for Southwest England and South Wales.
                                       40

   Write Down of Asset

     In September 2002, Mirant recorded an after-tax write down of $37 million reflecting the fair market value of Mirant Americas Production Company. Mirant Americas Production Company is an oil and gas exploration, development and production company that Mirant has a plan to sell within a year. Mirant Americas Production Company is included in the North America Group.

    Suspended Construction

    In August 2002, Mirant announced suspension of construction of the 298 MW natural gas-fired Mint Farm Generating Station in Longview, Washington due to weak market conditions. The project was about 60% complete and had an expected commercial operating date of June 2003. Costs incurred of $42 million are included in "Construction work in progress" on Mirant's condensed consolidated balance sheet at March 31, 2002. The site will be maintained to preserve the completed work and allow for restart of construction when market conditions become more favorable.

    Commencement of Operations

      In June 2002, the Ilijan facility located in the Philippines, in which Mirant has a 20% ownership interest, commenced commercial operations.

     In July 2002, Mirant commenced operation of the second phase at its Zeeland, Michigan generating plant, operation at its Wrightsville, Arkansas generating plant and operation of the first phase at its Sugar Creek generating plant near Terre Haute, Indiana. Upon completion of the projects, $678 million in costs were transferred from "Construction work in progress" to "Property, plant and equipment."

     In October 2002, JPSCo, in which Mirant has an 80% ownership interest, commenced operation of a new unit at its Bogue generating plant in Montego Bay, Jamaica. Upon completion of the project, approximately $80 million in costs were transferred from "Construction work in progress" to "Property, plant and equipment."

   Pagbilao Put Options

     The Pagbilao project shareholder agreement grants minority shareholders put option rights, such that they can require Mirant Asia-Pacific Limited to purchase their interests in the project. Two of the three Pagbilao project minority shareholders have served notice of their intent to exercise their respective put options which aggregate to 8.52% ownership interest in the project. The current intent of Mirant is to fund the purchase of the put interests with amounts available at Mirant Asia-Pacific and/or its subsidiaries.

   West Georgia Generating Company, LLC

     West Georgia Generating Company, LLC ("West Georgia"), a wholly owned subsidiary acquired by Mirant in August 2001, has an approximately $144 million project finance credit facility ($144 million drawn balance at June 30, 2002). Under the terms of that credit facility, West Georgia is required to deliver audited financial statements to the lenders thereunder within 120 days of fiscal year end. On May 24, 2002, within the thirty day cure period under the credit agreement, the agent under the credit facility extended the period for delivery of such audited financial statements until the end of July. In July 2002, the required audited financial statements were delivered to the lenders as required under the terms of the credit facility.

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

    Fuel Purchase Agreement

    In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic will purchase a minimum of 2.4 million tons of fuel per annum through December 2007. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices it is expected that the annual purchase commitment will be approximately $100 million. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002.

     In July 2002, in conjunction with the commencement of Mirant Mid-Atlantic's minimum synthetic fuel purchase commitments, Mirant Americas Energy Marketing arranged for the synthetic fuel supplier to contract with the coal supplier to purchase coal directly from the supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal purchased by Mirant Americas Energy Marketing under the contracts, which are included in the fixed volumetric purchase commitment of $602 million disclosed in Note H.

   Litigation

Shareholder Litigation: Twenty lawsuits have been filed since May 29, 2002 against Mirant and four of its officers alleging, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misrepresentations and omissions to the investing public regarding Mirant's business operations and future prospects during the period from January 19, 2001 through May 6, 2002. The suits have each been filed in the United States District Court for the Northern District of Georgia, with the exception of the Thomas, Purowitz, and Delgado suits, which were filed in the United States District Court for the Northern District of California. The complaints seek unspecified damages, including compensatory damages and the recovery of reasonable attorneys' fees and costs. Additional "copy cat" law suits may be filed. The captions of each of the cases follow:

   CAPTION                                            DATE FILED

   Kornfeld v. Mirant Corp., et al.                   May 29, 2002

   Holzer v. Mirant Corp., et al.                     May 31, 2002

   Abrams v. Mirant Corp., et al.                     June 1, 2002

   Kellner  v. Mirant Corp., et al.                   June 14, 2002

   Sved  v. Mirant Corp., et al.                      June 14, 2002

   Teaford  v. Mirant Corp., et al.                   June 14, 2002

   Woff  v. Mirant Corp., et al.                      June 14, 2002

   Purowitz v. Mirant Corp., et al.                   June 10, 2002

   Peruchi  v. Mirant Corp., et al.                   June 14, 2002

   Froelich  v. Mirant Corp., et al.                  June 4, 2002

   Rand  v. Mirant Corp., et al.                      June 5, 2002

   Thomas  v. Mirant Corp., et al.                    June 18, 2002

   Urgenson v. Mirant Corp., et al.                   June 18, 2002

   Orlofsy v. Mirant Corp., et al.                    June 18, 2002

   Jannett v. Mirant Corp.                            June 28, 2002

   Green v. Mirant Corp., et al.                      July 9, 2002

   Greenberg v. Mirant Corp., et al.                  July 16, 2002

   Law v. Mirant Corp., et al.                        July 17, 2002

   Russo v. Mirant Corp., et al.                      July 18, 2002

   Delgado v. Mirant Corp., et al.                    October 4, 2002

     The seventeen suits filed in the United States District Court for the Northern District of Georgia have been consolidated.

     SEC Informal Investigation and U.S. Department of Justice and CFTC
Inquiries: In August 2002, Mirant received a notice from the Division of Enforcement of the Securities and Exchange Commission that it was conducting an investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues, including the issues announced on July 30, 2002 and August 14, 2002; energy trading matters (including round trip trades); Mirant's accounting for transactions involving special purpose entities; and information related to shareholder litigation. Mirant intends to cooperate fully with the Securities and Exchange Commission.

     In addition, the Company has been contacted by the U.S. Department of Justice regarding the Company's disclosure of its accounting issues and energy trading matters. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and it intends to cooperate fully.

     In August 2002, the Commodities Futures Trading Commission ("CFTC") asked the Company for information about a small number of buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC in mid August, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999, through June 17, 2002.

Shareholder Derivative Litigation: On July 2, 2002, Mirant received notice that a purported shareholders' derivative lawsuit had been filed in the Superior Court of Fulton County, Georgia against Mirant and its directors. Subsequently two other purported shareholders' derivative suits were filed against Mirant, its directors and certain officers of the Company. The Pettingill suit was filed in the Court of the Chancery for New Castle County, Delaware and the White suit in the Superior Court of Fulton County. The captions of each of the cases follow:

   CAPTION                                            DATE FILED

   Kester v. Correll, et al.                          June 26, 2002

   Pettingill v. Fuller, et al.                       July 30, 2002

   White v. Correll, et al.                           August 9, 2002

     These lawsuits allege that the directors breached their fiduciary duties by allowing the Company to engage in alleged unlawful or improper practices in the California energy market during 2000 and 2001. The company practices complained of in the purported derivative lawsuits largely mirror those complained of in the shareholder litigation, the rate payer litigation and the California attorney general lawsuits that have been previously disclosed by the Company. The Pettingill suit also alleges that the defendant officers engaged in insider trading. The complaints seek unspecified damages on behalf of the Company, including attorneys' fees, costs and expenses and punitive damages. The Kester and White suits have been consolidated and stayed until discovery begins in the seventeen consolidated suits pending in the United States District Court for the Northern District of Georgia described in Shareholder Litigation. The Pettingill suit is also stayed until discovery begins in those seventeen consolidated suits.

Philippines IPP Review: Pursuant to the Electric Power Industry Reform Act of 2001 a governmental Inter-Agency Review Committee ("Committee") was established to review all contracts with IPPs in the Philippines, including those of the Company, to determine whether such contracts have provisions which are grossly disadvantageous or onerous to the government of the Philippines. On July 5, 2002, it was reported that 29 of the 35 contracts reviewed had legal or financial issues requiring further review or action. These included several of Mirant's contracts. Mirant Philippines, the Power Sector Assets and Liabilities Management Corporation ("PSALM"), the Department of Energy, and the Department of Justice have entered into a letter agreement establishing a general framework ("Framework Agreement") for resolving all outstanding issues raised by the Committee about Mirant's IPP contracts. The Department of Energy has announced that the parties "have successfully resolved, through bilateral agreement, between the Philippine Government and the firm, all outstanding issues" on Mirant's IPP contracts. The key terms of the new agreements are: Pagbilao will no longer nominate capacity beyond the plant's nominal capacity; Pagbilao will agree to settle certain issues on interpretation of its ECA relating to penalties resulting from forced outages and waive past claims relating thereto; the ECAs for Navotas I and II will be terminated and Mirant will acquire rights to the Navotas I and II plants in return for a net payment of approximately US$12 million; Mirant will be free to sell Navotas and excess Pagbilao energy output in the open market; and Sual and Pagbilao will waive their claims to be reimbursed for local business taxes. The benefits to Mirant are confirmation that the original contracts for Sual and Pagbilao remain intact and will be reaffirmed; no resultant material net income impact; reduction in potential penalty payments due to outages at Pagbilao; acquisition of ownership rights of Navotas I and II; and facilitation of further energy sales from Sual, Pagbilao and Navotas I and II. The Framework Agreement has numerous conditions precedent and its implementation will require many other agreements involving project companies, and in some cases other parties and government agencies. The parties have agreed to complete the measures within 90 days from the date of the Framework Agreement. Any issue with respect to Ilijan is outside the terms of the Framework Agreement.

Wallula Power Project: On June 20, 2002, Wallula Generation, LLC ("Wallula") sent a letter to Mirant Americas Energy Marketing, a wholly-owned subsidiary of Mirant, requesting a letter of credit in the amount of $166 million in connection with a tolling arrangement pursuant to a Conversion Services Agreement (the "Agreement") between Mirant Americas Energy Marketing and Wallula for the planned Wallula Power Project to be constructed by Wallula in the State of Washington by October 2004, which date could be extended pursuant to the Agreement. Mirant Americas Energy Marketing disagreed with Wallula's interpretation of the collateral and credit requirements of the Agreement.

     By letter dated July 10, 2002, Wallula requested that Mirant arbitrate the issue of whether Mirant was obligated to provide a letter of credit in the amount of $166 million. In September, Mirant and Wallula entered into an agreement settling their outstanding dispute. Under that settlement agreement, Mirant has paid Wallula an amount that will not have a materially adverse impact on the Company. In addition, the Agreement between Mirant Americas Energy Marketing and Wallula has been terminated.

Panda-Brandywine, L.P. Power Purchase Agreement: On July 18, 2002, the Maryland Court of Special Appeals ruled that a Power Purchase Agreement ("Panda PPA") between Panda-Brandywine, L.P. ("Panda") and PEPCO had been improperly assigned to Mirant and that PEPCO had improperly delegated its duties under the Panda PPA to Mirant. The Panda PPA is a long term power purchase agreement that expires in 2021. At the time that Mirant purchased the Mid-Atlantic assets from PEPCO in 2000, Mirant and PEPCO entered into a contractual arrangement (the "Back-to-Back Agreement") with respect to the Panda PPA under which (1) PEPCO agreed to resell to Mirant all "capacity, energy, ancillary services and other benefits" to which it is entitled from Panda under the Panda PPA; (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits; and (3) PEPCO irrevocably and unconditionally appointed Mirant to deal directly with Panda with respect to all matters arising under the Panda PPA. Mirant has also entered into an agreement with PEPCO that the Back-to-Back Agreement would be terminated and an adjustment would be made to the price paid by Mirant under the asset purchase and sale agreement if the Back-to-Back Agreement was found to be void by a binding court order within the period ending in March 2005. The amount of the purchase price adjustment is to be set so as to compensate PEPCO for the termination of the benefit to PEPCO of the back-to-back arrangement while also holding Mirant economically indifferent from any such court order. In December 2000, Mirant estimated that the charges to be paid by PEPCO for electricity under the Panda PPA exceeded the then existing market prices for electricity by $365 million on a net present value basis. In its July 18, 2002 decision, the Court of Special Appeals also ruled, however, that the Maryland PSC has the authority to approve the transfer of rights, duties and obligations under the Panda PPA to Mirant on public policy grounds despite the assignment provision and remanded the case to the Maryland PSC. PEPCO and Panda have each filed a petition seeking to appeal the decision made by the Court of Special Appeals to the Maryland Court of Appeals, its highest court. Mirant does not believe that it will ultimately be required to make the purchase price adjustment, but the ultimate outcome cannot now be determined.

     With respect to each of these lawsuits, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
Mirant Corporation:

We have reviewed the condensed consolidated balance sheet of Mirant Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month period ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.





/s/ KPMG LLP

Atlanta, Georgia
November 6, 2002

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     We are a global competitive energy company that delivers value primarily by producing and selling electricity in the U.S., Philippines, China and the Caribbean. In the U.S. we optimize the value of our extensive power plant asset base by buying and selling power and natural gas utilizing our risk management and marketing expertise. In the Philippines and China we have long-term contracts to sell the majority of the power produced from our power plants and in the Caribbean we also own fully integrated electric utilities with generation, transmission and distribution capabilities. As of September 30, 2002, we owned or controlled more than 22,500 MW of electric generating capacity around the world and expect to bring online approximately 1,200 MW by December 2003. In North America, we also control access to approximately 3.8 billion cubic feet per day of natural gas production, more than 3.6 billion cubic feet per day of natural gas transportation and approximately 49 billion cubic feet of natural gas storage.

     With the sale of our investments in Bewag, WPD and our restructuring, we have changed our principal business segments from Americas, Asia-Pacific and Europe to North America and International. North America includes our United States, Canadian and Caribbean operations and International includes our Asia-Pacific, European and Brazilian operations. The other reportable business segment is Corporate. In the fourth quarter of 2002, we launched an additional phase of our restructuring plan, which moved our Caribbean operations from our North America Group to our International Group.

     As a result of the ongoing downward trend in market conditions, we have modified our business strategy to focus on our North American, Caribbean and Philippines operations. As part of this new focus, we will continue to reduce the level of our trading and marketing activity, particularly with respect to physical natural gas, as well as continue our asset sales program. As a result of this contraction, we expect to record additional restructuring charges during the remainder of 2002. Our current portfolio of power plants and electric utilities gives us a net ownership and leasehold interest of over 18,900 MW of electric generating capacity around the world, and control of over 3,600 MW of additional generating capacity through management contracts. Our business also includes managing risks associated with market price fluctuations of energy and energy-linked commodities. We use our risk management capabilities to optimize the value of our U.S. asset portfolio and offer risk management services to gas producers.

   Changes in Senior Management

     In August 2002, Larry Westbrook, was named as the Company's Senior Vice President and Interim Principal Accounting Officer. Mr. Westbrook is a retired Chief Financial Officer of the Southern Company and has primary responsibility for overseeing the resolution of the accounting issues that were discussed in the Company's August 14, 2002 Form 8-K. In September 2002, James Ward, Mirant's Controller and Principal Accounting Officer, retired from service with the Company.

     In October 2002, the Company announced that at the end of October 2002, Randy Harrison, Senior Vice President - East Region, would be retiring and that Gary Morsches, Senior Vice President - West Region, would be leaving the Company.

    Accounting Errors and Reaudit of Historical Financial Statements

     As disclosed in a press release dated July 30, 2002, the Company identified several accounting issues related to its risk management and marketing operations. Subsequent to its July 30, 2002 press release, the Company determined that there is no $100 million overstatement of an account payable and reconciled the potential $68 million overstatement of an accounts receivable asset referenced in the July 30 press release. The resolution of the $68 million item did, however, indicate that earnings for the first quarter of 2002 were understated by $16 million, and previously reported second quarter 2002 earnings were overstated by $16 million. This first quarter 2002 correction has been reflected in the accompanying unaudited condensed consolidated statements of income for the three months ended March 31, 2002.

     The Company also determined the cumulative impact of the previously disclosed $85 million overstatement of a natural gas asset and recorded after-tax charges totaling $42 million in its December 31, 2001 retained earnings balance. The specific interim periods within previous years to which the $42 million relates have not been determined at this time; accordingly, the December 31, 2001 retained earnings balance in the accompanying condensed consolidated balance sheets has been adjusted but not the accompanying 2001 condensed consolidated statements of income. The interim periods to which the $42 million relates will be determined in connection with the reaudit described below.

    As a result of the identification of the initial accounting issues described in the July 30, 2002 press release, the Company retained the law firm of King & Spalding with the support of a nationally recognized accounting firm to conduct an independent review and to report to the Company's Audit Committee. King and Spalding has concluded that there was no fraudulent conduct on the part of any Mirant employee or officer related to the identified accounting issues.

    In the course of resolving the previously announced accounting issues discussed above, and the concurrent review of Mirant's interim financial statements, errors affecting Mirant's historical financial statements were identified. A summary of these adjustments is as follows (in millions):

                                                                Increase (Decrease) in Net Income
                                                              --------------------------------------
                                                              2001 and Prior    First Quarter 2002
                                                              ---------------- ---------------------
U.S. income taxes on Asian income (a)....................           $42
Natural gas asset (b)....................................           (42)
Other corrections of prior years' income ................           (15)
Accrued power revenues (c)..............................            (29)              $8
WPD income taxes (d).....................................           (17)
Other corrections of items impacting 2002 and prior year(s)          10                6
$68 million gas accrual (e)                                                           16
Accrued gas revenues (f)                                                              12
Other corrections of items impacting 2002 interim results                             (6)
                                                              ---------------- ---------------------
  Total corrections                                                ($51)             $36
                                                              ================ =====================

(a) excess U.S. income tax on Asia income of $10 million in each of 1999 and 2000, and $22 million in 2001
(b) the cumulative impact of the previously disclosed $85 million overstatement of a natural gas asset
(c) $48 million of overstated physical power sales were accrued through December 31, 2001; $13 million of expenses were originally recorded in the first quarter of 2002 related to this item
(d) $17 million of deferred tax expenses related to the Company's investment in WPD were originally recorded in the second quarter of 2002. These expenses relate to 1999, 2000 and 2001.
(e) earnings for the first quarter of 2002 were understated by $16 million
(f) correction of accrued gas revenues that decreased first quarter net loss by $12 million

     The Company has also restated its previously reported financial statements as of and for the three months ended March 31, 2002. The Company has restated its financial position by reducing its originally reported assets and liabilities by $225 million, the major details of which are shown below. The Company has restated its previously reported results of operations for the three months ended March 31, 2002 to a net loss of $6 million from an originally reported net loss of $42 million. The Company has restated its previously reported first quarter 2002 statement of cash flows, increasing originally reported cash provided from operations by $46 million to reflect cash receipts and disbursements in the appropriate period, and increasing cash provided by investing activities by $11 million. These corrections have been reflected in the accompanying 2002 unaudited condensed consolidated financial statements.

     A summary comparison of the previously reported and restated March 31, 2002 unaudited condensed consolidated balance sheet follows (in millions):

                                                         March 31, 2002, as        March 31, 2002, as
                                                        Previously Reported             Restated
                                                      ------------------------- --------------------------
    Total current assets..............................         $5,889                    $5,748
    Noncurrent assets.................................         14,704                    14,620
                                                             ---------                 ---------
        Total assets..................................        $20,593                   $20,368
                                                             =========                 =========
    Total current liabilities.........................         $5,999                    $5,870
    Other liabilities.................................          9,127                     9,034
    Stockholders' equity..............................          5,467                     5,464
                                                              --------                  --------
         Total liabilities and stockholders' equity.          $20,593                   $20,368
                                                              ========                  ========

    A summary of the adjustments to the previously filed first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                Three Months Ended March 31, 2002
                            ------------------------------------------
                             As Previously
                                 Filed              As Restated
                            ----------------- ------------------------
  Operating revenues........   $7,037               $6,908
  Operating expenses........    6,465                6,298
                               --------             --------
  Gross margin..............      572                  610
  Other.....................     (614)                (616)
                               --------             ---------
  Net (loss)................   $  (42)              $   (6)
                               ========             =========

    The Company has also resolved its announced balance sheet reclassifications that reduce both energy risk management and marketing assets and liabilities in the Company's December 31, 2000 and 2001 consolidated balance sheets by $1.53 billion and $820 million, respectively. These reclassifications relate primarily to intra-company eliminations and do not have any effect on the Company's results of operations, revenues, expenses, net income, liquidity or cash flow.

    The Company's independent auditors assessed the Company's internal controls of its North American energy marketing and risk management operations as part of the interim review for the second quarter. The independent auditors provided the Company with detailed process improvement recommendations to address internal control deficiencies in existence at June 30, 2002. The independent auditors have advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. The Company has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies. Management has discussed its proposed actions with the Audit Committee and its independent auditors. The Company has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in the Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements despite the presence of the control weaknesses as noted above.

    In October 2002, the Company engaged KPMG to reaudit the Company's 2000 and 2001 financial statements for two primary reasons: (i) to address accounting errors identified during reviews of the Company's previously disclosed accounting issues; and (ii) to enable its independent auditors to provide an opinion on Mirant's 2000 and 2001 financial statements in accordance with the new accounting standards of EITF Issue 02-3 and SFAS No. 144. The Company expects the reaudit to result in a restatement of its statement of income for either or both of 2000 and 2001 and potentially for interim periods in 2001 and 2002.

 RESULTS OF OPERATIONS

             FIRST QUARTER 2002, As Restated vs. FIRST QUARTER 2001

Significant income statement items appropriate for discussion include the following:

                                                    Increase (Decrease)
                                                      First Quarter
                                                ---------------------------
                                                      (in millions)

Operating revenues                                     $(1,260)        (15%)
Cost of fuel, electricity and other products.....       (1,083)        (15%)
Other operating expenses
   Maintenance...................................            5          19%
   Depreciation and amortization.................           (8)         (9%)
   Selling, general and administrative...........         (148)        (50%)
   Restructuring charge..........................          562           -
Other income/expense
   Interest income...............................          (35)        (67%)
   Interest expense..............................          (24)        (17%)
   Gain on sale of assets........................          291           -
   Equity in income of affiliates................           (1)         (1%)
   Receivables recovery..........................           19         190%
(Benefit) provision for income
   taxes.........................................         (121)       (138%)


      Operating revenues. Our operating revenues for the three months ended March 31, 2002 were $6,908 million, a decrease of $1,260 million over the same period in 2001. The following factors were responsible for the decrease in operating revenues:

o Revenues from generation and energy marketing products for the three months ended March 31, 2002, were $6,781 million, compared to $8,126 million for the same period in 2001. This decrease of $1,345 million resulted primarily from decreased prices for natural gas and power and reduced generation primarily in the western U.S., which was partially offset by higher revenues from our European energy marketing operations due to higher physical volumes in the German market, the commencement of operations at our Michigan plant in June 2001 and the commencement of the second phase of our Texas plant in June 2001.

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

     Cost of fuel, electricity and other products. Cost of fuel, electricity and other products for the three months ended March 31, 2002, was $6,298 million, compared to $7,381 million for the same period in 2001. This decrease of $1,083 million was primarily attributable to decreased prices for natural gas and reduced generation primarily in the western U.S., partially offset by higher costs from our European energy marketing operations due to higher physical volumes in the German market and the operating expenses in the first quarter of 2002 from our Jamaican investment which was acquired in March 2001. The decrease was offset by the commencement of operations at our Michigan plant in June 2001 and of the second phase of our Texas plant in June 2001.

     Other operating expenses. Other operating expenses for the three months ended March 31, 2002, were $926 million, an increase of $415 million over the same period in 2001. The following factors were responsible for the decrease in operating expenses:

o Depreciation and amortization expense for the three months ended March 31, 2002, was $77 million, compared to $85 million for the same period in 2001. This decrease of $8 million resulted primarily from the elimination of goodwill amortization of approximately $18 million, offset by additional depreciation from our Jamaican investment which was acquired in March 2001, from the commencement of operations at our Michigan plant in June 2001 and from commencement of the second phase of our Texas plant in June 2001.

o Maintenance expense for the three months ended March 31, 2002, was $32 million, compared to $27 million for the same period in 2001. This increase of $5 million resulted primarily from the plants and businesses we acquired in North America.

o Selling, general and administrative expense for the three months ended March 31, 2002, was $148 million, compared to $296 million for the same period in 2001. The majority of the decrease of $148 million resulted from provisions for potential losses taken in the first quarter of 2001 related to uncertainties in the California power markets. In addition, the amount of stock related compensation was higher in 2001. These decreases were offset somewhat by operating expenses in the first quarter of 2002 from our Jamaican investment which was acquired in March 2001.

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

          Total other income (expense). Other income for the three months ended March 31, 2002 was $291 million, compared to other expense of $5 million for the same period in 2001. The increase in other income of $296 million was primarily due to the following:


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

o Interest expense for the three months ended March 31, 2002, was $119 million, compared to $143 million for the same period in 2001. This decrease of $24 million was primarily due to higher capitalized interest in the first quarter of 2002. Capitalized interest for the three months ended March 31, 2002 was $38 million, compared to $7 million for the same period in 2001. The increase in capitalized interest resulted from higher levels of construction in progress in the first quarter of 2002. In addition, we had interest expense of approximately $12 million from the Capital Funding subsidiary transferred to Southern in March 2001.

o Equity in income of affiliates for both the three months ended March 31, 2002 and 2001 was $78 million. There was a decrease due to lower earnings from Bewag, offset by higher earnings from our Shajiao C venture due to forced outages in 2001 and higher earnings from CEMIG primarily due to a tariff settlement.

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

     (Benefit) provision for income taxes. The benefit for income taxes for the three months ended March 31, 2002, was $33 million, compared to a provision of $88 million for the same period in 2001. This represents a change of $121 million primarily due to restructuring charges taken, the decrease in income generated in North America in the first quarter of 2002 and additional provisions related to our consolidated tax position taken in the first quarter of 2001. This change was offset somewhat by additional taxes related to the gain on the sale of our investment in Bewag in February 2002 and additional taxes in 2002 related to SIPD.

Earnings

     Our consolidated net loss for the three months ended March 31, 2002, was $6 million ($.01 per diluted share) compared to net income of $180 million ($0.52 per diluted share) for the corresponding period of 2001. The decrease in net income of $186 million from the same period in 2001 is attributable to our business segments as follows:

   North America
    Net loss for the North America Group totaled $187 million for the three months ended March 31, 2002. This represents a decrease in income of $361 million from the same period in 2001 and is primarily attributable to restructuring charges of $294 million, decreased prices for natural gas and power and reduced generation primarily in the western U.S. This was partly offset by the elimination of goodwill amortization in 2002. In addition, 2001 net income includes a $147 million ($245 million pre-tax) provision for the uncertainties in the California power market recorded in the first quarter of 2001. The total amount of provisions made in relation to these uncertainties was $177 million ($295 million pre-tax). As of March 31, 2002, the total amount owed to us by the CAISO and the PX was $355 million.

    International
     Net income for the International Group totaled $233 million for the three months ended March 31, 2002, an increase of $159 million from the same period in 2001. This increase was primarily attributable to the after-tax gain of $167 million from the sale of our interest in Bewag, higher amounts received related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition, the elimination of goodwill amortization, higher earnings from our Shajiao C venture due to forced outages in 2001 and higher earnings from CEMIG primarily due to a tariff settlement. The increase was partially offset by restructuring charges of $43 million and lower income from operations of Bewag and SIPD in the first quarter of 2002.

   Corporate
     After-tax corporate expenses produced a net loss from continuing operations of $52 million for the three months ended March 31, 2002. The decreased costs for the quarter resulted from higher compensation in 2001 and additional tax provisions related to our consolidated tax position in 2001. These decreases were offset somewhat by increased interest expense in 2002 on corporate borrowings used to fund working capital and construction.

FINANCIAL CONDITION

     Liquidity and Capital Resources

     Historically, we have obtained cash from operations, borrowings under credit facilities and issuance of senior notes, proceeds from equity issuances, capital contributions from Southern and proceeds from non-recourse project financing. These funds have been used to finance operations, service debt obligations, fund the acquisition, development and construction of generating facilities and distribution businesses, finance capital expenditures and meet other cash and liquidity needs. In addition, the Company has used cash and letters of credit to meet the collateral requirements for its trading and marketing activities. Over the next several years, we will be required to repay bank credit facilities and capital market obligations which are significant. Because of the general deteriorating conditions in our industry and because our credit ratings have been lowered, we do not expect to be able to refinance these obligations in the same amounts or on terms as favorable as our existing borrowings. We expect that we will meet our liquidity needs through a combination of re-financing transactions, use of our existing cash balances and asset sales. In addition, planned contractions in the level of our trading and marketing activity are expected to reduce the need for collateral posted through letters of credit and cash. However, in the event we were unable to refinance a substantial portion of our indebtedness, we could be required to seek bankruptcy court or other protection from creditors.

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

   Operating Activities

      Net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows totaled $321 million for the three months ended March 31, 2002, as compared to net cash used in operating activities of $111 million for the same period in 2001. This increase was due to the following items:

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

     Excluding the effects of working capital reflected as "Changes in certain assets and liabilities, excluding effects from acquisitions" in our unaudited condensed consolidated statements of cash flows, our operating cash flows for the three months ended March 31, 2002 increased by $188 million compared to the same period in 2001. This increase was due to a higher portion of our gross margin being realized in cash in the first three months of 2002 compared to the first three months of 2001. This increase was partially offset by lower prices and margins in 2002 compared to 2001.

     For the three months ended March 31, 2002, net income included the release of approximately $68 million in after-tax provisions recorded in connection with the PEPCO acquisition compared to $73 million for the same period in 2001. Our after-tax funding obligation for the energy delivery and purchase agreements associated with this acquisition was $20 million for the first three months of 2002, compared to $98 million for the same period in 2001.The total after-tax assumed obligation recorded in purchase accounting was $1.4 billion, which was our estimate of actual after-tax cash payments we expected to make over the term of the contracts as a result of assuming the out-of-market contracts from PEPCO, based on future price and volume estimates at the time of our acquisition.

    Investing Activities

     Net cash provided by investing activities totaled $1,035 million for the three months ended March 31, 2002, as compared to net cash used in investing activities of $548 million for the same period in 2001. For the three months ended March 31, 2002, we received proceeds from the sale of our indirect interest in Bewag of approximately $1.63 billion. This was offset by capital expenditures of approximately $499 million. The 2001 investing activities included capital expenditures in North America and the acquisition of our Jamaican investment in March 2001. Cash flows from investing activities also include the repayment of notes receivable in the form of shareholder's loans to Shajiao C in the amount of $7 million in 2002 and $52 million in 2001. Of these amounts, we are entitled to approximately $7 million and $47 million respectively, after repayments to minority shareholders.

   Financing Activities

     Net cash used for financing activities totaled $1,229 million for the three months ended March 31, 2002, as compared to net cash provided by financing activities of $790 million for the same period in 2001. The decrease is primarily attributable to higher repayments of long-term debt, much of which was completed using the proceeds received from the sale of our indirect interest in Bewag and other asset sales.

      Our cash from operations, asset sales, existing credit facilities and cash position, along with existing credit facilities at our subsidiaries, is expected to provide sufficient liquidity for working capital and capital expenditures, including letters of credit, over the next 12 months. In addition, we expect our cash from operations will be sufficient to fund our interest costs on an ongoing basis.

     Our liquidity could be impacted by changing prices resulting from abnormal weather, excess capacity, the ability to complete asset sales, changes in credit ratings and other factors. In addition, a significant part of Mirant Corporation's investments are in subsidiaries financed with project or subsidiary level indebtedness to be repaid solely from the respective subsidiary's cash flows. Subsidiaries financed in this manner are often restricted by their respective project credit documents in their ability to pay dividends and management fees periodically to Mirant Corporation. These limitations usually require that debt service payments be current, debt service coverage and leverage ratios be met and there be no default or event of default under the relevant credit documents. There are also additional limitations that are adapted to the particular characteristics of each subsidiary and its assets.

     To enhance Mirant's liquidity and reduce reliance on external financing, Mirant has designed and launched an additional phase for its restructuring plan. In 2002, Mirant announced its plan to sell additional assets, including WPD, to raise $700 million to $1 billion. Mirant's board has authorized the expenditure of up to $500 million for the repurchase of debt securities as the Company's liquidity permits through 2003.

   Income Taxes

     Due to the uncertainty regarding restructuring and foreign asset sales, Mirant may not be in a position to fully utilize all of its future foreign tax credits. Failure to fully utilize Mirant's foreign tax credits would have the effect of increasing its effective tax rate, thereby decreasing the Company's net income, and potentially cash flow in the affected periods. Mirant expects to fully utilize all of its foreign tax credits through 2002.

     In September 2002, the IRS refunded $195 million in overpaid income taxes to Mirant for the tax period April 3 to December 31, 2001.

     The IRS has completed its audit of Mirant for all tax years through 1995. The IRS is currently auditing the tax years 1996-1999. Subsequent to June 30 2002, the IRS issued Notices of Proposed Adjustments for this period for several tax return filing positions affecting taxable income. While Mirant believes it has substantial authority for the positions it has taken, it continues to review this situation. The negative liquidity impact of these adjustments, if accepted by Mirant, could be as much as $100 million. Management has not yet determined the income statement impact of these potential adjustments.

   Common Stock

    The market price of our common stock at March 31, 2002 was $14.45 per share and the book value was $13.61 per share based on the 401,495,567 shares outstanding at March 31, 2002, representing a market-to-book ratio of 106%.

   Credit Ratings

     The following table presents the current credit ratings on Mirant and its subsidiaries from the three major rating agencies. The outlooks for all credit ratings are negative.

                                            S&P          Moody's         Fitch
                                          -----         --------      ----------
Mirant Corporation......................    BB             B1             BB
Mirant Americas Generation...............   BB             Ba3            BB
Mirant Mid-Atlantic......................   BB             Ba3            BB+
Mirant Americas Energy Marketing.........   BB             Ba3         Not rated
Mirant Trust I...........................    B             B3             B+

      On June 24, 2002, Fitch lowered its rating on Mirant's senior notes and convertible senior notes to BBB- from BBB, and on October 15, 2002, Fitch further lowered its rating on Mirant's senior notes and convertible senior notes to BB from BBB-. Fitch's new ratings on Mirant securities each include a negative outlook. Fitch also lowered its rating on the following of the Company's subsidiaries or subsidiary issues: Mirant Trust I, Mirant Americas Generation and Mirant Mid-Atlantic.

     On October 10, 2002, Moody's lowered its rating on Mirant's senior unsecured debt to B1 from Ba1. Moody's new rating on Mirant debt includes a negative outlook. Moody's also lowered its rating on the following of the Company's subsidiaries or subsidiary issues: Mirant Americas Energy Marketing, Mirant Trust I, Mirant Americas Generation and Mirant Mid-Atlantic.

     On October 21, 2002, S&P lowered its rating on Mirant's senior unsecured debt to BB from BBB-. S&P's new rating on Mirant debt includes a negative outlook. S&P also lowered its rating on the following of the Company's subsidiaries or subsidiary issues: Mirant Americas Energy Marketing, Mirant Trust I, Mirant Americas Generation and Mirant Mid-Atlantic.

     As a result of Moody's, Fitch and S&P lowering their ratings in October 2002 on our senior unsecured debt, as of October 30, 2002, we have had to post approximately $150 million of new collateral in the form of cash and letters of credit and have agreed to post approximately $90 million of additional collateral. As a result of the recent downgrades by Fitch and S&P, Mirant Asia-Pacific is prohibited under the terms of its credit facility from making distributions to Mirant Corporation.

     While the foregoing indicates the ratings from these agencies, we note that these ratings are not a recommendation to buy, sell or hold our securities, that the ratings may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgement, circumstances so warrant. Further, we note that each of the rating agencies continues to monitor Mirant's credit profile, with increased scrutiny arising from the reported financial difficulties of other market participants, the uncertainty and turmoil in the financial markets generally and in the energy sector specifically and our pending reaudit. In addition, we note the risk factors related to a downgrade in our credit ratings as disclosed in our Form 10-K filed in March 2002.

   Turbine Commitments

     In October 2002, Mirant terminated contracts for three turbines that Mirant did not anticipate terminating as of June 30, 2002. At the termination in October 2002, the total net termination expense of these turbines was approximately $34 million.

     As of June 30, 2002, Mirant disclosed total turbine commitments of $555 million with a termination cost of $212 million. If Mirant had anticipated the termination of the above mentioned turbines, Mirant's total turbine commitments as of June 30, 2002, would have been $462 million with a termination cost of $178 million.

   Asset Sales

     In February 2002, we completed the sale of our 44.8% indirect interest in Bewag for approximately $1.63 billion. We received approximately $1.06 billion in net proceeds after repayment of approximately $550 million in related debt. The after-tax gain on the sale of our investment in Bewag was $167 million. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

     In May 2002, we completed the sale of our 60% ownership interest in the Kogan Creek power project, located near Chinchilla in southeast Queensland,

Australia, and associated coal deposits for approximately $29 million. The after-tax gain on the sale of our investment in Kogan Creek was approximately $17 million.

     In May 2002, we completed the sale of our 9.99% ownership interest in SIPD, located in the Shandong Province, China, for approximately $120 million. The after-tax loss on the sale of our investment in SIPD was approximately $9 million.

     In June 2002, we completed the sale of our State Line generating facility for approximately $181 million plus an adjustment for working capital. The asset was sold at approximately book value.

     In June 2002, we completed the sale of our 50% ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. In connection with such sale, Cleco assumed our $13 million future equity commitment to Perryville and paid approximately $55 million in cash to us as repayment of the subordinated loan, invested capital to date and other miscellaneous costs. Our investment was sold at approximately book value based on the value of the investment at the date of sale. At such time, in connection with the existing project financing, we agreed to make a $25 million subordinated loan to the project. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, we retain certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. The obligations retained by us and not subject to indemnity relate primarily to the existing 20-year tolling agreement between Mirant Americas Energy Marketing and Perryville as described in "-Contractual Obligations and Commitments - Energy Marketing and Risk Management." The obligations of Mirant Americas Energy Marketing under the tolling agreement are guaranteed by Mirant Corporation.

     In July 2002, we announced that we had entered into an agreement to sell our Neenah generating facility to Alliant Energy Resources, Inc. for approximately $109 million. The sale of Mirant's investment in Neenah will be near book value. The sale is expected to close in the fourth quarter of 2002.

     In August 2002, we completed the sale of our wholly owned subsidiary, MAP Fuels Limited, which fully owned Allied Queensland Coalfields Pty Ltd., in Queensland, Australia, for approximately $21 million. The asset was sold at approximately book value. The sale included both the Wilkie Creek Coal Mine and the Horse Creek coal deposits.

     In September 2002, we completed the sale of our 49% economic interest in, and shared management control of, Western Power Distribution Holdings Limited and WPD Investment Holdings (both identified jointly as WPD) for approximately $235 million. The after-tax loss on the sale of our investment in WPD was approximately $306 million. The WPD assets include the electricity distribution networks for Southwest England and South Wales.

   Write Down of Asset

     In September 2002, Mirant recorded an after-tax write down of $37 million reflecting the fair market value of Mirant Americas Production Company. Mirant Americas Production Company is an oil and gas exploration, development and production company that Mirant has a plan to sell within a year. Mirant Americas Production Company is included in the North America Group.

    Suspended Construction

    In August 2002, we announced suspension in construction of the 298 MW natural gas-fired Mint Farm Generating Station in Longview, Washington due to weak market conditions. The project was about 60% complete and had an expected commercial operating date of June 2003. Costs incurred of $42 million are included in "Construction work in progress" on Mirant's condensed consolidated balance sheet at March 31, 2002. The site will be maintained to preserve the completed work and allow for restart of construction when market conditions become more favorable.

    Commencement of Operations

      In June 2002, the Ilijan facility located in the Philippines, in which Mirant has a 20% ownership interest, commenced commercial operations.

    In July 2002, we commenced operation of the second phase at our Zeeland, Michigan generating plant, operation at our Wrightsville, Arkansas generating plant and operation of the first phase at our Sugar Creek generating plant near Terre Haute, Indiana. Upon completion of the projects, $678 million of costs were transferred from "Construction work in progress" to "Property, plant and equipment."

     In October 2002, JPSCo, in which we have an 80% ownership interest, commenced operation of a new unit at its Bogue generating plant in Montego Bay, Jamaica. Upon completion of the project, approximately $80 million in costs were transferred from "Construction work in progress" to "Property, plant and equipment."

   Available Liquidity and Related Debt to Capitalization Ratios

   The following table contains our available liquidity as of March 31, 2002 and December 31, 2001 (in millions):

                                                       Liquidity
                                         ---------------------------------------
                                          As of March 31,     As of December 31,
                                               2002                2001
                                         ------------------ --------------------
Cash at Mirant Corporation..........          $441               $406
Cash at subsidiaries................           546                454
Availability of credit facilities:
  Mirant Corporation...............            796                867
  Mirant Americas Generation........           227                227
  Mirant Canada Energy Marketing...             21                 18
Cash at subsidiaries not available for
   immediate payment to parent (1).           (327)              (293)
                                           --------            -------
Total .............................         $1,704             $1,679
                                           ========            =======

(1) Represents estimated cash at the subsidiary level that is required for operating, working capital or investment purposes at the respective subsidiary and that is not available for immediate payment to Mirant Corporation.

     The following table contains some of our key debt to capitalization ratios as of March 31, 2002 and December 31, 2001:

                                             March 31,      December 31, 2001
                                                2002
                                          ----------------- ------------------
Recourse Debt /Total Recourse Capital.         34.6%              34.9%
Total Debt /Total Capital.............         59.2%              62.3%
Balance Sheet Debt/Balance Sheet
 Capital............................           58.1%              61.8%

     Total Debt is calculated as the sum of Short-term Debt, Current Portion of Long-term Debt, Notes Payable, Other Long-term Debt, and two balance sheet adjustments to reflect the operating lease at Mirant Mid-Atlantic and 89.9% "the guaranteed portion" of the drawn amounts on the equipment procurement facilities. The Mirant Mid-Atlantic operating lease figure represents the present value of the future lease payments discounted at 10%. Recourse Debt is calculated as the portion of Total Debt that is a direct obligation of Mirant Corporation or an obligation at a subsidiary that has a guarantee from Mirant Corporation. Total Capital is calculated as the sum of Total Debt (as defined above), Preferred Stock, Minority Interest in Subsidiaries, Company Obligated Mandatorily Redeemable Securities of a Subsidiary Holding Solely Parent Company Debentures, and Total Stockholders' Equity.

 Debt
    The following table sets forth our short-term and long-term debt as of December 31, 2001 and March 31, 2002 (in millions):

                                                                 March 31,     December 31,
                                                                   2002            2001
                                                               ------------   --------------
Short-term debt
      Mirant Canada Energy Marketing.........................    $   23        $     26
      Jamaica Public Service Company.........................        23              22
      Mirant Asia-Pacific Limited  -  Mirant Asia-Pacific
        Singapore Pte Ltd. ..................................         7               7
                                                               --------        --------
           Total short-term debt.............................        53              55
Current portion of long-term debt
      Mirant Asia-Pacific....................................        14             792
      Sual and Pagbilao project term loans...................     1,118           1,201
      Mirant Asia-Pacific Ltd - Shajiao C....................         1               -
      Mirant Holdings Beteiligungsgesellschaft term loan.....         -             566
      Mirant Americas, Inc. - deferred acquisition price.....        21              21
      West Georgia Generating Company........................         5               5
      Capital leases - Jamaica...............................         9               9
      Jamaica Public Service Company.........................         -               8
      Grand Bahama Power Company.............................         2               2
                                                               --------        --------
           Total current portion of long-term debt...........     1,170           2,604
Notes Payable
      Mirant Corporation senior notes .......................       700             700
      Mirant Americas Generation senior notes................     2,500           2,500
      Mirant Americas Generation revolving credit facilities.        73              73
      Mirant Americas, Inc. - deferred acquisition price.....        45              45
      Mirant Asia-Pacific....................................       240               -
      West Georgia Generating Company*.......................       140             140
      Mirant Americas Energy Capital ........................       150             150
      Mirant Grand Bahamas...................................        16              16
      Grand Bahama Power Company.............................        29              30
      Mirant Trinidad bonds..................................        73              73
      Mirant Asia-Pacific Limited - Shajiao C................        26              27
         Unamortized debt premium/ discounts on notes.......         (3)             (3)
                                                               ---------       ---------
           Total notes payable...............................     3,989           3,751
Other long-term debt
      Mirant Corporation convertible senior debentures.......       750             750
      Mirant Corporation revolving credit facilities.........       975           1,075
      Mirant Americas Development Capital....................        35               -
      Jamaica Public Service Company.........................       133             125
      Mirant Caribe..........................................         9               0
      Capital leases  - North America........................        11              10
      Capital leases  - Jamaica..............................       114             108
                                                               --------        --------
           Total other long-term debt........................     2,027           2,068
                                                               --------        --------
                Total debt..................................   $  7,239        $  8,478
                                                               ========        ========

*After the initial maturity in December 2003, all cash generated by the project is used to repay indebtedness until final maturity in 2009.


     We have revolving credit facilities with various lending institutions totaling approximately $3.19 billion of commitments. At March 31, 2002, commitments utilized under such facilities (including drawn amounts and letters of credit) totaled $2.15 billion and are comprised of the following: commitments of $23 million drawn under the facility expiring in 2002, commitments of $975 million drawn or utilized under facilities expiring in 2003 (which included amounts outstanding under Mirant Corporation's 364-Day Credit Facility with an initial termination date of July 2002) and commitments of $1.15 billion drawn or utilized under the facilities expiring in 2004 and beyond. Except for the credit facility of Mirant Canada Energy Marketing, an indirect wholly owned subsidiary of Mirant Corporation, borrowings under these facilities are recorded as long-term debt in the unaudited condensed consolidated balance sheet. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments. The schedule below summarizes amounts available on these facilities held by Mirant Corporation and the specified subsidiaries as of December 31, 2001 and March 31, 2002 and September 30, 2002 (in millions).

                                                                          Amount Available
                                                        ------------------------------------------------------
  Company                                    Facility   September 30, 2002                     December 31,
                                             Amount                          March 31, 2002        2001
  ------------------------------------------ ---------- ------------------- ----------------- ----------------
  Mirant Corporation *....................      $2,700       $101                $796              $867
  Mirant Americas Generation .............         300          -                 227               227
  Mirant Canada Energy Marketing.........           44          1                  21                18
  Mirant Americas Energy Capital..........         150          -                   -                 -
                                             ---------- ------------------- ----------------- ----------------
     Total...............................       $3,194       $102              $1,044            $1,112
                                             ========== =================== ================= ================

*At March 31, 2002, there was $1,904 million of drawn amounts which included
$929 million of letters of credit outstanding compared to $1,833 million of drawn amounts which included $758 million of letters of credit outstanding at December 31, 2001. At September 30, 2002, there was $2,599 million of utilized commitments which included $1,048 million of letters of credit outstanding.

     In July 2002, Mirant Corporation fully drew the commitments under its $1.125 billion 364-Day Credit Facility and elected to convert all revolving credit advances outstanding into a term loan maturing in July 2003. Effective with our third quarter reporting this Facility will be reclassified from long-term debt to short-term debt as it will be due within 12 months. The Company expects that this reclassification will potentially cause the Company to have a negative working capital balance. In order to mitigate concerns about a negative working capital balance, the Company is evaluating various potential financing transactions to repay and/or refinance the Facility prior to its maturity. As a result of present market conditions and other factors, including reaudit of its historical financial statements, Mirant cannot provide assurance that it will be successful in entering into a new credit facility. If Mirant is successful in entering into a new credit facility, it expects the facility will likely be smaller and will have higher pricing and more restrictive terms than the current facility.

     In July 2002, Mirant Corporation and Mirant Americas Generation drew down most of their available revolving credit commitments. The schedule below summarizes the outstanding borrowings under the credit facilities held by Mirant Corporation and its subsidiaries as of September 30, 2002 (in millions).

                                            Drawn Amount
                                         excluding Letters   Letters of Credit
Company                                      of Credit          Outstanding
                                         ------------------- -------------------
Mirant Corporation ...................     $1,551(1)              $1,048
Mirant Americas Generation............         300                   -
Mirant Canada Energy Marketing........          44                   -
Mirant Americas Energy Capital........         150                   -
(1)Amount includes fully drawn commitments under Mirant's $1.125 billion 364-Day Credit Facility that was converted in July 2002 to a term loan maturing in July 2003.

    Each of Mirant's credit facilities contains various covenants including, among other things, (i) limitations on (a) dividends, redemptions and repurchases of capital stock, (b) the incurrence of indebtedness and liens and
(c) limitations on the sale of assets, and (ii) affirmative covenants to (a) provide annual audited and quarterly unaudited financial statements prepared in accordance with US GAAP and (b) comply with legal requirements in the conduct of its business. In addition to other covenants and terms, each of Mirant's credit facilities includes minimum debt service coverage and a maximum leverage covenant. As of March 31, 2002, there were no events of default under such credit facilities.

      In connection with its review of the previously disclosed accounting issues, the Company identified various errors affecting the Company's historical financial statements. The Company believes that the errors it has identified do not constitute a breach of a covenant or an event of default under its credit facilities. If the Company were in default, or the type or amount of any adjustments arising from the announced reaudit of the Company's historical financial statements were to result in an event of default under its credit facilities, the lenders would have the right to accelerate the Company's obligations under its credit facilities. Any such acceleration would trigger cross-acceleration provisions in a substantial portion of the Company's other consolidated indebtedness. In such event, the Company would be required to seek waivers or other relief from its lenders and, absent such relief, approximately $4.5 billion of the Company's consolidated debt would be classified as short-term debt and could be accelerated. Further, in the event that its lenders accelerated such indebtedness, the Company can provide no assurances that it would be able to refinance such indebtedness in the existing credit markets and would likely have to seek bankruptcy court or other protection from its creditors.

    Mirant Canada Energy Marketing has extended its credit facility to June 30, 2003. The revolving credit facility of approximately $44 million (denominated as 70 million Canadian dollars) had outstanding borrowings of $23 million, at an interest rate of 4.75% at March 31, 2002. The credit facility is guaranteed by Mirant Corporation and is secured by a letter of credit in the amount of $46 million and security interests in the real and personal property of Mirant Canada Energy Marketing.

     In February 2002, Mirant, Mirant Americas Energy Marketing, Perryville and the lenders under its credit facility entered into the following transactions:
(i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement, (iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing lowered the ratings threshold in the tolling agreement with respect to Mirant related to the ratings below which Mirant Americas Energy Marketing has agreed to post a letter of credit or other credit support, and
(iv) the parties agreed to certain additional terms in support of the syndication of the credit facility. In June 2002, Mirant completed the sale of its 50% ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant as repayment of its subordinated loan, invested capital to date and other miscellaneous costs. At such time, Mirant agreed to make a $25 million subordinated loan to the project.

     Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. The obligations retained by Mirant which are not subject to indemnity relate primarily to the existing 20-year tolling agreement with Mirant Americas Energy Marketing as described in "--Contractual Obligations and Commitments - Energy Marketing and Risk Management."

     In March 2002, Mirant Americas Energy Capital transferred the borrowing base assets under its credit facility to a special purpose vehicle and granted security interests in such assets. The special purpose vehicle is consolidated with Mirant.

     As part of its strategic restructuring, Mirant negotiated certain deferrals under its equipment purchase facility. Because the term of the deferred fabrication period for certain turbines exceeds the agreed fabrication period as permitted within the equipment procurement facilities, Mirant will not have the option to enter into a lease arrangement for this equipment, thereby forcing Mirant to exercise its purchase option. Consequently, Mirant has included a $35 million liability for these turbines in "Other long-term debt" on its unaudited condensed consolidated balance sheet.

     On January 23, 2002, Mirant Asia-Pacific, an indirect, wholly owned subsidiary of Mirant Corporation, borrowed $192 million under a new credit facility to repay, in part, its prior $792 million credit facility. The repayment of the balance of the prior credit facility was funded by Mirant Corporation. In March 2002, Mirant Asia-Pacific secured a second tranche of $62 million which has been used to repay part of the funding from Mirant Corporation. The new credit facility contains various business and financial covenants including, among other things, (i) limitations on dividends and distributions, including a prohibition on dividends if Mirant ceases to be rated investment grade by at least two of Fitch, S&P and Moody's, (ii) mandatory prepayments upon the occurrence of certain events, including certain asset sales and certain breaches of the Sual and the Pagbilao energy conversion agreements,
(iii) limitations on the ability to make investments and to sell assets, (iv) limitations on transactions with affiliates of Mirant and (v) maintenance of minimum debt service coverage ratios. As a result of the recent downgrades by Fitch and S&P, Mirant Asia-Pacific is prohibited under the terms of its credit facility from making distributions to Mirant Corporation.

     Each of the lenders under the Sual and Pagbilao facilities has executed temporary waivers of default with respect to the obligations to provide specific levels of insurance coverage which extend to the insurance renewal date of November 1, 2002. Effective as of October 24 and 28, 2002 for the Sual and Pagbilao facilities, respectively, each of the lenders has agreed to amend the insurance provisions of the loan agreements. The amendments state that, in the event Sual and Pagbilao do not obtain the levels of insurance specified in the loan agreements, Sual and Pagbilao will not be held in breach of the agreements provided they obtain all of the insurance coverage that is reasonably available and commercially feasible in the insurance market for similarly situated facilities, as certified by the lenders' insurance advisor. To avoid breaching the agreements, the coverage obtained must further be in amounts above threshold levels defined in the amendments. The Company believes that with these amendments (and the levels of minimum thresholds defined in the amendments) it will be able to obtain insurance coverage in the future that will allow it to remain in continued compliance with the loan agreements. The insurance coverage obtained for the November 1, 2002 renewal satisfies the amended terms of the loan agreements.

     West Georgia Generating Company, LLC ("West Georgia"), a wholly owned subsidiary acquired by Mirant in August 2001, has an approximately $144 million project finance credit facility ($144 million drawn balance at June 30, 2002). Under the terms of that credit facility, West Georgia is required to deliver audited financial statements to the lenders thereunder within 120 days of fiscal year end. On May 24, 2002, within the thirty day cure period under the credit agreement, the agent under the credit facility extended the period for delivery of such audited financial statements until the end of July. In July 2002, the required audited financial statements were delivered to the lenders as required under the terms of the credit facility.

   Convertible Senior Notes

     In July 2002, Mirant Corporation completed the issuance of $370 million of convertible senior notes. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $361 million.

     The notes mature on July 15, 2007 with an annual interest rate of 5.75%. Holders of the notes may convert their notes into 131.9888 shares of Mirant common stock for each $1,000 principal amount of the notes at any time prior to July 15, 2007. This conversion rate is equivalent to the initial conversion price of $7.58 per share based on the issue price of the notes. The initial conversion rate may be subject to adjustment. Mirant has the right to redeem for cash, some or all of the notes at any time on or after July 20, 2005, upon not less than 30 nor more than 60 days' notice by mail to holders of the notes, for a price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to the redemption date.

Contractual Obligations and Commitments

      Energy Marketing and Risk Management

    Certain financial instruments that we use to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133.The fair values of these instruments are recorded in energy marketing and risk management assets and liabilities on our accompanying unaudited condensed consolidated balance sheets.

    The following table provides a summary of the factors impacting the change in net fair value of the energy marketing and risk management asset and liability accounts during the three months ended March 31, 2002 (in millions).

      Net fair value of portfolio at January 1December 31, 2002...................      $(76)
      Gains (losses) recognized in the period, net (1)............................        68
      Contracts settled during the period, net....................................       (72)
      Change in fair value as a result of a change in valuation technique (2).....         -
      Other changes in fair value, net (3)........................................       (24)
      Deferred option premiums, net...............................................        77
                                                                                      ---------
      Net fair value of portfolio at March 31, 2002...............................      $(27)
                                                                                      =========
(1)      This amount includes approximately $5 million which represents management's estimate of initial value of new contracts entered into during the three months ended March 31, 2002.
(2)      Mirant's modeling methodology has been consistently applied for the three months ended March 31, 2002.
(3)      Consists primarily of purchase accounting and other adjustments to energy marketing and risk management assets
         (liabilities).

    The fair values and average values of our energy marketing and risk management assets and liabilities, net of credit reserves, as of March 31, 2002 are included in the following table (in millions). The average values are based on a monthly average for 2002.

                                                                                        Net Energy Marketing
                             Energy Marketing and Risk    Energy Marketing and Risk      and Risk Management
                                 Management Assets          Management Liabilities       Assets (Liabilities)
                             --------------------------   --------------------------   -----------------------
                                             Value at                      Value at
                               Average       March 31,       Average       March 31,          Net Value at
                                Value         2002           Value          2002            March 31, 2002
                             ------------- -------------  -------------- ------------  ------------------------
Energy commodity
  instruments:
Electricity..................  $  566       $  504         $  481         $  424             $  80
Natural gas..................     968        1,004          1,122          1,112              (108)
Crude oil....................       7            3              8              3                 -
Other........................      46           26             48             25                 1
                              ------------- ---------  -------------- ------------  ------------------------
  Total....................    $1,587       $1,537         $1,659         $1,564             $ (27)
                              ============= =========  ============== ============  =========================

     The following table represents the net energy and risk management assets and liabilities by tenor, complexity and liquidity. As of March 31, 2002, approximately 65% of the net value, excluding the prepaid gas transaction discussed below, was calculated using low complexity models with high price discovery. These include forwards, swaps and options at actively traded locations. Also, as of March 31, 2002, approximately 69% of the net value, excluding the prepaid gas transaction discussed below, was expected to be realized by the end of 2003. Examples of medium and high complexity models include natural gas storage and transportation renewal options, respectively.

                                           Fair Value of Energy Marketing and Risk Management
                                              Assets and Liabilities as of March 31, 2002
                                                             (in millions)
                   --------------------------------------------------------------------------------------------------

                    Low Complexity Models      Medium Complexity Models         High Complexity Models
                       Price Discovery              Price Discovery                Price Discovery
                   ------------------------- ------------------------------ ------------------------------- ---------
                     High   Medium     Low    High    Medium        Low         High     Medium     Low      Total
                    -----   -------   -----   -----  -------        ----        ----     ------     -----    ------
2002...........     $25      $4         $2    $25    $  -         $  -          $1        $  -       $  -      $57
2003..........       52      11          5     10       1            -           1           -          -       80
2004...........      (1)      5          4      3       1            -           -           -          -       12
2005...........      22     (12)        (4)     3       -            1           -           -          -       10
2006..........       28       -        (16)     3       -            -           -           -          -       15
Thereafter ....       3       1        (15)     4      22            9           -           -          -       24
                    -----   -----     -----   -----   -----        ----        -----       -----      -----    ------
Net assets
(liabilities)
excluding
prepaid gas
transaction...     $129      $9       $(24)   $48     $24          $10          $2        $  -       $  -     $198
                  ======    =====     =====   ====    ====         ====         ====      ======     ======
Adjustment for
prepaid gas
transaction (1)                                                                                              ($225)
                                                                                                             ------
 Net
(liabilities)                                                                                                 ($27)
                                                                                                              ======

(1) In October 2001, the Company entered into a prepaid gas transaction with a counterparty and a simultaneous natural gas swap with a third-party independent to the prepaid gas transaction. The prepaid gas transaction resulted in the receipt of payments in 2001 in exchange for financial settlements to be made over a future three-year period. Approximately 10% of the contract notional quantity will settle in 2002 and 2003, respectively, and the remaining 80% will settle in 2004 based on fixed notional quantities of gas defined in the agreement at natural gas index prices on the date of each settlement. The natural gas swap served to fix the price of the gas to be settled under the prepaid gas agreement. At the date the transaction was consummated, the notional fixed future natural gas settlements totaled approximately $250 million and the fair value of such gas settlements was approximately $225 million. Since this transaction results in fixed payments through 2004 and no market price risk to the Company, its impact has been disclosed separately above.

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

     Additionally, the process of model development, independent testing and verification of model robustness, system implementation and security, and version control are all covered by the oversight activities of our Model Oversight Committee which is chaired by the Assistant Global Risk Control Officer. Documentation covering this process, including independent testing of model results by the Risk Control organization, is maintained for audit and oversight purposes.

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

     Mirant Americas Energy Marketing has a 20-year tolling agreement with Perryville in which Perryville will sell all the electricity generated by the facility to Mirant Americas Energy Marketing. At March 31, 2002, the total estimated notional commitment under this agreement was approximately $1.07 billion over the 20-year life of the contract. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay an existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The obligations of Mirant Americas Energy Marketing under the tolling agreement are guaranteed by Mirant Corporation.

     To the extent that Mirant Corporation does not maintain its current credit ratings, it could be required to provide alternative collateral to certain risk management and energy marketing counterparties based on the value of our portfolio at such time, in order to continue our current relationship with them. Mirant could also be required to provide alternative collateral related to committed pipeline capacity charges. Such collateral could be in the form of cash and/or letters of credit. There is an additional risk that in the event of a further reduction of Mirant's credit rating, certain counterparties may, without contractual justification, request additional collateral or terminate their obligations to Mirant. As of October 29, 2002, the Company has a credit rating of B1 (non-investment grade), with a negative outlook by Moody's, BB (non-investment grade) with a negative outlook by S&P and BB (non-investment grade) with a negative outlook by Fitch. While the foregoing indicates the ratings from the various agencies, we note that these ratings are not a recommendation to buy, sell or hold the Company's securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Further, the Company notes that, given the reported financial difficulties of other market participants, the uncertainty and turmoil in the financial markets generally and in the energy sector specifically and the Company's pending accounting review, each of the credit rating agencies continues to monitor its credit position closely. The Company notes the risk factors related to a downgrade in the Company's credit ratings as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001, which was filed in March 2002.

    Turbine Purchases and Other Construction-Related Commitments

     During the three months ended March 31, 2002, Mirant committed itself to a strategic business plan designed to reduce capital spending and operating expenses. As a result, we recorded restructuring charges during the three months ended March 31, 2002 related to these changes. The reduced capital spending plan results in material changes to our commitments under our turbine purchase agreements and our turbine procurement facilities. We have canceled and intend to cancel certain turbines under our purchase agreements and off-balance sheet equipment procurement facilities within the next 12 months. The commitments for turbines that we have canceled and intend to cancel are included in our restructuring charge. We plan to formally terminate the orders for the turbines that we intend to cancel at various times within one year of the restructuring commitment date. Our financial plan does not contemplate purchasing the turbines that we have designated for termination. From a contractual perspective, however, until the contracts are cancelled, we have the option to purchase the turbines designated for termination at various times up to and through 2003.

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

     As part of our strategic restructuring, we negotiated certain deferrals under both equipment purchase facilities. Because the term of the deferred fabrication period for certain turbines included in the $1.8 billion notional value facility exceeds the agreed fabrication period, as permitted within the equipment procurement facilities, we will not have the option to enter a lease arrangement for this equipment, thereby forcing us to exercise our purchase option. Consequently, we have included a $35 million liability for these turbines on our accompanying unaudited condensed consolidated balance sheet.

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

   Long-Term Service Agreements

     We have entered into long-term service agreements for the maintenance and repair by third parties of many of our combustion-turbine generating plants. Generally these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of March 31, 2002, the minimum termination amounts for long-term service agreements associated with completed and shipped turbines were $536 million. As of March 31, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $684 million. These commitments are payable over the course of each agreement's term. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

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

    Obligations Under Energy Delivery and Purchase Commitments

     Under the asset purchase and sale agreement for the PEPCO generating assets, Mirant assumed and recorded net obligations of approximately $2.3 billion representing the fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements, which consist of five power purchase agreements ("PPAs") and two transition power agreements ("TPAs"). The PPAs are for a total capacity of 735 MW and expire over periods through 2021. The TPA agreements state that Mirant will sell a quantity of megawatthours over the life of the contracts based on PEPCO's load requirements and expire in January 2005. As actual megawatthours are purchased or sold under these agreements, Mirant releases a ratable portion of the obligation into gross margin. For the three months ended March 31, 2002, the Company released approximately $113 million, pre-tax. As of March 31, 2002, the remaining obligations recorded in the unaudited condensed consolidated balance sheet for the TPAs and PPAs totaled $1,209 million and $517 million, respectively, of which $462 million and $66 million, respectively, are current. At March 31, 2002, the estimated notional commitments under the PPA agreements were $1.63 billion based on the total remaining MW commitment at contractual prices.

     Other obligations under various agreements of approximately $156 million are also included in the unaudited condensed consolidated balance sheet.

   Fuel Commitments

     We have fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $602 million at March 31, 2002. These agreements will continue to be in effect through 2011. In addition, we have a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the monthly spot rate then prevailing at each delivery point. The estimated commitment for the term of this agreement based on monthly spot prices is $6.29 billion as of March 31, 2002. Because this contract is based on the monthly spot price at the time of delivery, we have the ability to sell the gas at the same spot price, thereby offsetting the full amount of our commitment related to this contract. Effective July 26, 2002, Mirant and BP have restructured this contract. The contract term has been extended to December 31, 2009, unless terminated sooner. Mirant has the ability to reduce the purchase obligation on this contract annually. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices is $2.2 billion as of September 30, 2002. The contract is now subject to the North American Master Netting Agreement between Mirant and BP, dated December 1, 2001 (the "Master Netting Agreement") and a new collateral annex to the Master Netting Agreement. Together, the Master Netting Agreement and Collateral Annex provide that the amounts due to BP under the contract will be netted against payments due between Mirant and BP under various other gas and power contracts, and that collateral will be posted by one party to the other based on the net amount of exposure.

    In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic will purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in June 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices it is expected that the annual purchase commitment will be approximately $100 million.

     In July 2002, in conjunction with the commencement of Mirant Mid-Atlantic's minimum synthetic fuel purchase commitments, Mirant Americas Energy Marketing arranged for the synthetic fuel supplier to contract with the coal supplier to purchase coal directly from the supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal purchased by Mirant Americas Energy Marketing under the contracts, which are included in the fixed volumetric purchase commitment of $602 million noted above.

   Operating Leases

     We have commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $31 million and $30 million during the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, estimated minimum rental commitments for non-cancelable operating leases were $3.61 billion.

     Of this amount, we have approximately $2.9 billion in total notional minimum lease payments for the remaining life of the leases related to the PEPCO acquisition. The leases are treated as operating leases for accounting purposes whereby one of our subsidiaries records periodic lease rental expenses.

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

Litigation and Other Contingencies

     Reference is made to Notes H and K to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

o        Western Power Markets Investigations
o        California Attorney General Litigation
o Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX
o        RMR Agreements
o        Western Power Markets Price Mitigation and Refund Proceedings

o        DWR Power Purchases
o        California Rate Payer Litigation
o        Enron Bankruptcy Proceedings
o        State Line
o        Edison Mission Energy Litigation
o        Environmental Information Requests
o        Shareholder Litigation
o        SEC Informal Investigation and U.S. Department of Justice and CFTC
         Inquiries
o        Shareholder Derivative Litigation
o        Panda Brandywine, L.P. Power Purchase Agreement

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

Market Risk

     Market risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Our exposure to market risk is determined by a number of factors, including the size, tenor, composition and diversification of positions held and the absolute and relative levels of commodity prices, interest rates, as well as market volatility of the commodity prices and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. We manage market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of our hedging policies and strategies through our risk oversight committees. Our risk oversight committee reviews and monitors compliance with risk management policies that limit the amount of total net exposure during the stated periods. Our Global Risk Control Officer is a member of the risk oversight committee, which also includes senior commercial, legal and finance management personnel as members, thereby ensuring that information is communicated to our senior management and audit committee as needed.

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

     The fair values of our energy marketing and risk management assets recorded in the unaudited condensed consolidated balance sheet at March 31, 2002, were comprised primarily of approximately 33% electricity and 65% natural gas. The fair values of our energy marketing and risk management liabilities recorded in the unaudited condensed consolidated balance sheet at March 31, 2002, were comprised primarily of approximately 27% electricity and 71% natural gas. Because of the expected contraction in our natural gas trading and marketing activities, the percentage of natural gas positions would be expected to decline.

Credit Risk

     In conducting our energy marketing and risk management activities, we regularly transact business with a broad range of entities and a wide variety of end users, energy companies and financial institutions. To examine and manage credit risk, we look at credit risk from our stance as being exposed to potential default by our counterparties. Credit risk is measured by the loss we would record if our counterparties failed to perform pursuant to the terms of their contractual obligations, and the value of collateral held by us, if any, was not adequate to cover such losses. We have established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral and use master netting agreements whenever possible to mitigate our exposure to counterparty credit risk. Master netting agreements enable us to net certain assets and liabilities by counterparty. We also net across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, we may require counterparties to pledge additional collateral when deemed necessary. We try to manage the portfolio of our positions such that the average credit quality of our portfolio falls inside an authorized range. We use published ratings of counterparties to guide us in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. Where external ratings are not available, we conduct internal assessments of counterparties. The average credit quality is monitored on a regular basis and reported to the risk oversight committee on a periodic basis together with steps initiated to bring credit exposures into line within the authorized range. The weighted average credit rating of the counterparties, based on outstanding balances and management's internal assessment, included in the net fair value of our energy marketing and risk management assets was BBB+ at March 31, 2002 and September 30, 2002.

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

   Foreign Currency Hedging

     From time to time, we use cross-currency swaps and currency forwards to hedge our net investments in certain foreign subsidiaries. Gains or losses on these derivatives are designated as hedges of net investments and are offset against the foreign currency translation effects reflected in OCI, net of tax.

     We also utilize currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. From time to time, we also utilize cross-currency swaps that offset the effect of exchange rate fluctuations on foreign currency denominated debt and fix the interest rate exposure. Certain other assets are exposed to foreign currency risk. We designate currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. When these hedging strategies qualify as cash flow hedges, the gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings in the same revenue or expense category as the hedged transaction.

   Interest Rate and Currency Derivatives

     The interest rates noted in the following table represent the range of fixed interest rates that we pay on the related interest rate swaps. On virtually all of these interest rate swaps, we receive floating interest rate payments at LIBOR. The currency derivatives mitigate our exposure arising from certain foreign currency transactions, such as cross border sales and foreign equity investments.


                             Year of Maturity                         Number of        Notional       Unrealized
           Type               or Termination     Interest Rates    Counterparties       Amount       (Loss) Gain
--------------------------- -------------------- ---------------- ------------------ ------------- -----------------
                                                                                             (in millions)
Interest rate swaps....          2003-2012         3.85%-7.12%            4            $624          $(34)


Currency forwards......          2002-2004              -                 3        (1)CAD117           (1)
                                   2003                 -                 1        (pound)58            -
                                 2002-2003              -                 2           (2)$14            -
                                                                                                    --------
                                                                                                     $(35)
                                                                                                    ========

(pound) - Denotes British pounds sterling
CAD - Denotes Canadian dollar
(1)CAD contracts with a notional amount of CAD106 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met.
(2) USD contracts are utilized by a foreign subsidiary to hedge U. S. dollar denominated sales contracts.

     The unrealized gain/loss for interest rate swaps is determined based on the estimated amount that we would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrealized gain/loss for cross-currency forwards is determined based on current foreign exchange rates.

Controls and Procedures

     Effective April 1, 2002, the Company implemented a new IT system ("ENDUR") for its gas trading and marketing activities in North America. Because of ENDUR's improved capabilities over the legacy systems, management views the implementation of ENDUR as a significant change in internal controls. In addition, the Company recently modified its power trading and marketing IT system to improve reporting of realized and unrealized income associated with power transactions.

     The Company's independent auditors assessed the Company's internal controls of its North American energy marketing and risk management operations as part of the interim review for the second quarter. The Company has received detailed process improvement recommendations during October 2002 from its independent auditors which address internal control deficiencies in existence at June 30, 2002, the most significant of which relate to the Company's systems and processes and include:

     (i)  Inadequate   actualization   analysis,   documentation   and  internal
          communication;

     (ii) Inadequate reconciliation of the risk report and general ledger;

     (iii) Inadequate systems integration and data reconciliation; and

     (iv) Untimely balance sheet discrepancy resolution.

     The Company's independent auditors have advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60 ("SAS No. 60"). The Company has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies. Management has discussed its proposed actions with the Audit Committee and its independent auditors. The Company has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in the

Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements, despite the presence of control weaknesses as noted above.

     The following short-term corrective actions are being implemented:

     (i)  Additional training and replacement of certain individuals;

     (ii) Additional management oversight and detailed reviews;

     (iii)Reports submitted monthly to the CFO and CEO certifying that the balance sheet reconciliations have been completed, the accounts appropriately adjusted and any discrepancies listed;

     (iv) Involvement of the Company's internal audit personnel to monitor certain critical monthly and quarterly closing processes; and

     (v) Use of outside resources to supplement Company employees in evaluating and implementing the internal control recommendations.

     Longer-term corrective actions, some of which the Company has already begun to implement, will include:


     (i) Implementation of the ENDUR system for power transactions in the second quarter of 2003;

     (ii) Evaluation of the feasibility of automated interfaces between the Company's various systems, including risk management, scheduling and general ledger;

     (iii)Process   mapping  and   evaluation   to  assure   timely  review  and
          reconciliation between risk management systems and the Company's accounting systems;

     (iv) Evaluation of accounting organization structure to align roles and responsibilities with process and control changes;

     (v) Re-evaluation of the role and resources devoted to internal auditing to assure compliance with accounting requirements;

     (vi) Re-evaluation of the Chief Risk Officer's duties to assure adequate controls; and

     (vii)Re-evaluation of the Company's Risk Oversight Committee's role and focus to include monthly reporting and tracking of progress on the completion of all controls enhancements and to ensure controls are appropriate for the ongoing size and level of activities in the business.

     Separately, the Company expects that the anticipated significant reduction in its physical gas volumes and longer-term, structured transactions will have an additional mitigating effect on the impact of the identified controls weaknesses.

     Apart from the changes made as a result of the evaluation noted above, no significant changes have been made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company continues to evaluate the effectiveness of its overall controls and procedures and will take such further actions as dictated by such continuing reviews.

Critical Accounting Estimates

     The accounting policies described in the Company's Form 10-K and below are viewed by management as "critical" because their correct application requires the use of material estimates and because they have a material impact on its financial results and position. To aid in the Company's application of these critical accounting policies, management invests substantial human and financial capital in the development and maintenance of models and other forecasting tools and operates a robust environment of internal controls surrounding these areas in particular. These tools, in part, facilitate the measurement of less liquid financial instruments accounted for at fair value and ensure that such measurements are applied consistently across periods. In addition, separate tools enable management to forecast the Company's global income tax position to ensure that tax charges are appropriate in each period.

     Additionally, in 2002, the Company adopted SFAS Nos. 141, 142 and 144. These new pronouncements, among other things, change the accounting model for impairing the balance sheet value of assets held for use and held for sale, as well as the book value of goodwill and other intangible assets. The Company's announced asset sale program, as well as overall conditions affecting the Company and its sector, may materially impact the carrying values of its property plant and equipment, its construction work in progress, its investment in suspended construction, its goodwill and its other intangible assets. The Company will assess the book values of its goodwill late in the fourth quarter of 2002, after completing its annual financial planning process for 2003. This process provides management with the best information from which to analyze the book values of its assets under the new accounting models prescribed by the above-referenced GAAP. Management expects the outcome of these analyses to be completed prior to reporting its 2002 results. Currently, Mirant does not believe that the suspended "Construction work in progress" is subject to an impairment loss under SFAS No. 144.

     As discussed above, Mirant adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires a two-step impairment analysis process. The first step of the test compares the estimated fair value of a reporting unit to its net book value to determine if there is potential goodwill impairment. If no impairment is indicated in step one the test is complete. If the net book value of the reporting unit exceeds the fair value in step one, the second step of the impairment test is required. Step two measures the amount of the impairment charge by comparing the estimated fair value of the reporting unit goodwill to its book value. The excess of the book value of goodwill to its estimated fair value is recognized as an impairment charge. Management currently believes there is no impairment of goodwill; however, Mirant's announced asset sale program and the overall conditions impacting the energy sector may materially impact the book value of goodwill. This assessment may result in impairments at one or more subsidiaries that do not result in impairments in Mirant's consolidated financial statements.

Audit Committee Pre-Approval of Audit and Non-Audit Services

     Mirant's Audit Committee has approved all audit and audit related services performed by its independent auditor, KPMG. In addition, the Audit Committee has delegated to its Chair the ability to pre-approve other non-audit services by KPMG, and the Audit Committee Chair has pre-approved certain tax work. The fees for such non-audit work for 2002 are not currently expected to exceed $1.3 million.

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

     The discussions concerning the following legal matters are hereby incorporated by reference from Notes H and K in the consolidated financial statements that are a part of this quarterly report on Form 10-Q:

o        Western Power Markets Mitigation and Refund Proceedings
o        California Attorney General Litigation
o        California Rate Payer Litigation
o        Shareholder Litigation
o        Environmental Information Requests
o        Shareholder Derivative Litigation
o        SEC Informal Investigation, U.S. Department of Justice and
         CFTC Inquiries

     With respect to each of the preceding matters, we cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

10.64        Form of Change in Control Agreement for Edwin H. Adams,
             Randall E. Harrison, William J. Holden and Gary J. Morsches
10.65        Form of Retention Agreement with Edwin H. Adams, Randall E.
             Harrison, Gary J. Morsches
15           KPMG Awareness Letter to Mirant Corporation


(b)  Reports on Form 8-K.

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

    MIRANT CORPORATION




    By  /s/ Raymond D. Hill
            Raymond D. Hill
            Executive Vice President and
              Chief Financial Officer
            (Principal Financial Officer)

                                                        Date: November 7, 2002

                                 CERTIFICATIONS

I, Marce Fuller, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Mirant Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




Date: November 7, 2002                         /s/ S. Marce Fuller
                                                   -------------------
                                                   S. Marce Fuller
                                                   President, Chief Executive
                                                     Officer
                                                  (Principal Executive Officer)


--------------------------------------------------------------------------------


I, Raymond Hill, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Mirant Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: November 7, 2002                     /s/ Raymond D. Hill
                                               ---------------
                                               Raymond D. Hill
                                               Executive Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)