Form 10-Q
period 2002-06-30
MIRANT CORP
filed 2002-11-07
CIK 1010775

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2002
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                               MIRANT CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                              58-2056305
------------------------------------------- ------------------------------------
     (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

 1155 Perimeter Center West, Suite 100, Atlanta, Georgia               30338
-------------------------------------------------------- -----------------------
          (Address of Principal Executive Offices)                  (Zip Code)

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

                       Mirant Corporation and Subsidiaries

                                      INDEX

                  For the Quarterly Period Ended June 30, 2002

                                                                                                               Page
                                                                                                              Number
DEFINITIONS                                                                                                        1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                                         3
                                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                                                               5
         Condensed Consolidated Balance Sheets                                                                     6
         Condensed Consolidated Statement of Stockholders' Equity                                                  8
         Condensed Consolidated Statements of Cash Flows                                                           9
         Notes to the Condensed Consolidated Financial Statements                                                 10
         Independent Accountants' Review Report                                                                   47
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition                     48
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                73

Item 4. Controls and Procedures                                                                                   76
                                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                         79
Item 2. Changes in Securities and Use of Proceeds                                                       Inapplicable
Item 3. Defaults Upon Senior Securities                                                                 Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                                       79
Item 5. Other Information                                                                               Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                          79
Signatures
Certifications





                                   DEFINITIONS
TERM                                                 MEANING
----                                                 -------
APB                                                  Accounting Principles Board
Bewag                                                Bewag AG
BP                                                   BP p.l.c.
CAISO                                                California Independent System Operator
CEMIG                                                Companhia Energetica de Minas Gerais
Cleco                                                Cleco Midstream Resources, LLC
the Company                                          Mirant Corporation and its subsidiaries
CPUC                                                 California Public Utilities Commission
DWR                                                  California Department of Water Resources
EITF                                                 Emerging Issues Task Force
Enron                                                Enron Corporation and its affiliates
EPA                                                  U. S. Environmental Protection Agency
FASB                                                 Financial Accounting Standards Board
FERC                                                 Federal Energy Regulatory Commission
Fitch                                                Fitch, Inc.
GAAP                                                 Generally accepted accounting principles
Hyder                                                Hyder Limited
JPSCo                                                Jamaica Public Service Company Limited
Kogan Creek                                          MAP Australia (BVI) Limited
LIBOR                                                London Interbank Offering Rate
Mirant Americas Energy Marketing                     Mirant Americas Energy Marketing, L. P.
Mirant Americas Energy Capital                       Mirant Americas Energy Capital, LP
Mirant Americas Generation                           Mirant Americas Generation, LLC
Mirant Americas                                      Mirant Americas, Inc.
Mirant Asia-Pacific                                  Mirant Asia-Pacific Ventures, Inc.
Mirant Canada Energy Marketing                       Mirant Canada Energy Marketing, Ltd.
Mirant                                               Mirant Corporation and its subsidiaries
Mirant Delta                                         Mirant Delta, LLC
Mirant Mid-Atlantic                                  Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New England                                   Mirant New England, LLC
Mirant New York                                      Mirant New York, Inc., Mirant New York
                                                       Investments, Inc., and subsidiaries
Mirant Potrero                                       Mirant Potrero, LLC
Moody's                                              Moody's Investors Service
MW                                                   Megawatts
NPC                                                  National Power Corporation
OCI                                                  Other comprehensive income
OTC                                                  Over-the-counter
Pacific Gas and Electric                             Pacific Gas and Electric Co.
PEPCO                                                Potomac Electric Power Company
Perryville                                           Perryville Energy Partners, LLC
PX                                                   California Power Exchange Corporation
RMR                                                  Reliability-Must-Run
SCE                                                  Southern California Edison
SEC                                                  Securities and Exchange Commission
SFAS                                                 Statement of Financial Accounting Standards
Shajiao C                                            Guangdong Guanghope Power Company Limited
SIPD                                                 Shandong International Power Development
                                                        Company Limited
Southern                                             Southern Company

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

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

o legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry;
o the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;
o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;
o political, legal and economic conditions and developments and state, federal and other rate regulations in the United States and in foreign countries in which our subsidiaries and affiliates operate;
o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;
o financial market conditions and the results of our financing or refinancing efforts;
o changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates;
o    weather and other natural phenomena;
o developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;
o the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war;
o the direct or indirect effects on our business resulting from the financial difficulties of competitors of Mirant, including, but not limited to, their effects on liquidity in the trading and power industry, and their effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past;
o the direct or indirect effects on our business of a further lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us;
o the disposition of the pending litigation described in our Form 10-K/A filed on March 11, 2002, our Form 10-Q filed on May 13, 2002, as amended on November 7, 2002, our Form 8-K filed on June 27, 2002 and this Form 10-Q;
o the direct or indirect effects of the accounting issues discussed in Notes A and L in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q and the additional issues arising from the weaknesses identified by the internal control and procedures review discussed in Item 4 of this Form 10-Q;
o the direct or indirect ramifications of the results of the reaudit of our 2000 and 2001 financial statements and the restatements that will be required as a result of these reaudits including potential effects on our financing arrangements and refinancing efforts;
o the direct or indirect effects of informal inquiries by the U.S. Securities & Exchange Commission and the U.S. Department of Justice and the Commodities Futures Trading Commission regarding, among other things, the accounting issues described in the Company's July 30 and August 14, 2002 press releases and energy trading issues;

o the direct or indirect effects on our business of our or our subsidiaries' failure to timely file our or their Form 10-Q for the quarter ended June 30, 2002; and
o other factors discussed in this Form 10-Q and in our reports filed from time to time with the SEC (including our Form 10-K filed on March 11, 2002, as amended by Form 10-K/A, filed on March 11, 2002 and our Form 10-Q filed on May 13, 2002, as amended by Form 10-Q/A, filed on November 7, 2002).

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

                       MIRANT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 For the Three Months         For the Six Months
                                                                    Ended June 30,              Ended June 30,
                                                                   2002        2001           2002          2001
                                                                ----------- ------------  -------------  ------------
                                                                         (in millions, except per share data)

Operating Revenues:                                                 $6,134       $7,915        $13,042       $16,083
                                                                ----------- ------------  -------------  ------------
Operating Expenses:
Cost of fuel, electricity and other products                         5,554        7,127         11,852        14,508
                                                                ----------- ------------  -------------  ------------
  Gross Margin                                                         580          788          1,190         1,575
                                                                ----------- ------------  -------------  ------------
Other Operating Expenses:
  Depreciation and amortization                                         79           94            156           179
  Maintenance                                                           29           41             61            68
  Selling, general and administrative                                  168          187            316           483
  Impairment loss (Note D)                                               -           89              -            93
  Restructuring charge (Note H)                                         28            -            590             -
  Gain on sales of assets, net (Note H)                                (27)           -            (27)            -
  Other                                                                119          129            226           228
                                                                ----------- ------------  -------------  ------------
Total operating expenses                                               396          540          1,322         1,051
                                                                ----------- ------------  -------------  ------------
Operating Income (Loss)                                                184          248           (132)          524
                                                                ----------- ------------  -------------  ------------
Other Expense, net:
  Interest income                                                       15           36             32            88
  Interest expense                                                    (107)        (143)          (226)         (286)
  Gain/(loss) on sales of assets, net (Note H)                          (9)           2            282             2
  Equity in income of affiliates                                        42           47            120           126
  Impairment loss on minority owned affiliates (Note D)               (317)           -           (317)            -
  Receivables recovery (Note A)                                          -            -             29            10
  Other, net                                                             4            3             (1)            -
                                                                ----------- ------------  -------------  ------------
Total other expense, net                                              (372)         (55)           (81)          (60)
                                                                ----------- ------------  -------------  ------------
(Loss) Income From Continuing Operations
  Before Income Taxes and Minority Interest                           (188)         193           (213)          464
Provision (Benefit) for Income Taxes                                    16           54            (17)          142
Minority Interest                                                       18           16             34            30
                                                                ----------- ------------  -------------  ------------
(Loss) Income From Continuing Operations                              (222)         123           (230)          292
                                                                ----------- ------------  -------------  ------------
Income from Discontinued Operations, net of tax provision
  of $1 for both the three months ended June 30, 2002 and
  2001, and $3 and $2 for the six months ended June 30,
  2002 and 2001, respectively                                            2            1              4            12
                                                                ----------- ------------  -------------  ------------
Net (Loss) Income                                                    $(220)       $ 124         $ (226)        $ 304
                                                                =========== ============  =============  ============

(Loss) Earnings Per Share:
  Basic                                                            $ (0.55)      $ 0.36        $ (0.56)       $ 0.90
  Diluted                                                          $ (0.55)      $ 0.36        $ (0.56)       $ 0.88


  The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                              (Note A)
                                                                                             (Restated)
                                                                        At June 30,        At December 31,
ASSETS:                                                                     2002                2001
                                                                      -----------------  -------------------
                                                                                  (in millions)
Current Assets:
Cash and cash equivalents                                                        $ 957                $ 860
Receivables:
  Customer accounts, less provision for uncollectibles
    of $154 and $159 for 2002 and 2001, respectively                             1,605                1,957
  Other, less provision for uncollectibles
    of $26 and $32 for 2002 and 2001, respectively                                 370                  774
  Notes receivable                                                                  30                   24
Energy marketing and risk management assets (Note G)                             1,106                  911
Derivative hedging instruments (Notes C and G)                                     167                  253
Deferred income taxes                                                              453                  405
Inventories                                                                        344                  363
Assets held for sale (Note J)                                                        -                  193
Other                                                                              305                  380
                                                                      -----------------  -------------------
    Total current assets                                                         5,337                6,120
                                                                      -----------------  -------------------
Property, Plant and Equipment:
Property, plant and equipment                                                    4,601                4,356
Less accumulated provision for depreciation and depletion                         (424)                (333)
                                                                      -----------------  -------------------
                                                                                 4,177                4,023
Leasehold interest, net of accumulated amortization
  of $338 and $297 for 2002 and 2001, respectively                               1,721                1,751
Construction work in progress                                                    1,664                1,921
Investment in suspended construction                                               509                    -
                                                                      -----------------  -------------------
    Total property, plant and equipment, net                                     8,071                7,695
                                                                      -----------------  -------------------

Noncurrent Assets:
Investments (Note H)                                                               731                2,247
Notes and other receivables, less provision for uncollectibles
  of $125 and $116 for 2002 and 2001, respectively                                 377                  287
Energy marketing and risk management assets (Note G)                               735                  508
Goodwill, net of accumulated amortization
  of $293 and $275 for 2002 and 2001, respectively (Notes A and B)               3,445                3,195
Other intangible assets, net of accumulated amortization
  of $57 and $70 for 2002 and 2001, respectively (Notes A and B)                   583                  865
Derivative hedging instruments (Notes C and G)                                     132                   95
Deferred income taxes                                                              202                  423
Other                                                                              214                  252
                                                                      -----------------  -------------------
    Total noncurrent assets                                                      6,419                7,872
                                                                      -----------------  -------------------
    Total assets                                                              $ 19,827             $ 21,687
                                                                      =================  ===================





              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                               (Note A)
                                                                                              (Restated)
                                                                         At June 30,        At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                        2002                2001
                                                                       -----------------  -------------------
                                                                           (in millions, except share data)
Current Liabilities:
Short-term debt                                                                    $ 94                 $ 55
Current portion of long-term debt (Note F):
  Sual and Pagbilao project loans                                                 1,117                1,201
  Mirant Asia-Pacific                                                                14                  792
  Mirant Holdings Beteiligungsgesellschaft (Note H)                                   -                  566
  Other                                                                              39                   45
Accounts payable and accrued liabilities                                          2,101                2,586
Taxes accrued                                                                        11                  152
Energy marketing and risk management liabilities (Note G)                         1,136                  862
Obligations under energy delivery and purchase commitments (Note I)                 608                  635
Derivative hedging instruments (Notes C and G)                                      117                  232
Accrued restructuring charges                                                       248                    -
Liabilities related to assets held for sale (Note J)                                  -                   25
Other                                                                               151                  151
                                                                       -----------------  -------------------
    Total current liabilities                                                     5,636                7,302
                                                                       -----------------  -------------------

Noncurrent Liabilities:
Notes payable (Note F)                                                            3,988                3,751
Other long-term debt (Note F)                                                     1,976                2,068
Energy marketing and risk management liabilities (Note G)                           640                  633
Deferred income taxes                                                               105                   76
Obligations under energy delivery and purchase commitments (Note I)               1,141                1,376
Derivative hedging instruments (Notes C and G)                                       55                   47
Other                                                                               369                  354
                                                                       -----------------  -------------------
    Total noncurrent liabilities                                                  8,274                8,305
                                                                       -----------------  -------------------

Minority Interest in Subsidiary Companies                                           293                  281
Company Obligated Mandatorily Redeemable Securities of a
  Subsidiary Holding Solely Parent Company Debentures                               345                  345

Commitments and Contingent Matters (Notes I and L)

Stockholders' Equity:
  Common stock, $.01 par value, per share                                             4                    4
  Authorized -- 2,000,000,000 shares
  Issued   -- June 30, 2002:  402,084,743 shares;
           -- December 31, 2001:   400,880,937 shares
  Treasury   -- June 30, 2002:  100,000 shares
             -- December 31, 2001:  100,000 shares
Additional paid-in capital                                                        4,900                4,886
Retained earnings                                                                   452                  678
Accumulated other comprehensive loss                                                (75)                (112)
Treasury stock, at cost                                                              (2)                  (2)
                                                                       -----------------  -------------------
    Total stockholders' equity                                                    5,279                5,454
                                                                       -----------------  -------------------

    Total liabilities and stockholders' equity                                 $ 19,827             $ 21,687
                                                                       =================  ===================




              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                      Accumulated
                                                         Additional                      Other
                                             Common       Paid-In       Retained      Comprehensive      Treasury   Comprehensive
                                             Stock        Capital       Earnings          Loss            Stock          Loss
                                          ------------- ------------- ------------- -----------------  ----------- -----------------
                                                                             (in millions)
Balance, December 31, 2001, as
   previously reported                             $ 4       $ 4,886         $ 729            $ (119)        $ (2)
Restatement adjustments (Note A)                     -             -           (51)                7            -
                                          ------------- ------------- ------------- ------------------------------
Balance, December 31, 2001, as
   restated                                          4         4,886           678              (112)          (2)
 Net loss                                            -             -          (226)                -            -          $ (226)
 Other comprehensive income (Note C)                 -             -             -                37            -              37
                                                                                                                   -----------------
 Comprehensive loss                                                                                                        $ (189)
                                                                                                                   =================
 Issuance of common stock                            -            14             -                 -            -
                                          ------------- ------------- ------------- -----------------  -----------
Balance, June 30, 2002                             $ 4       $ 4,900         $ 452             $ (75)        $ (2)
                                          ============= ============= ============= =================  ===========






              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                           2002            2001
                                                                      --------------- --------------
                                                                              (in millions)
Cash Flows from Operating Activities:
Net (loss) income                                                            $ (226)          $ 304
                                                                      --------------- --------------
Adjustments to reconcile net (loss) income to net cash
  provided by (used in)operating activities:
  Equity in income of affiliates                                               (120)           (123)
  Dividends received from equity investments                                     20              75
  Depreciation and amortization                                                 171             194
  Obligations under energy delivery and purchase commitments                   (261)           (148)
  Impairment loss                                                               317              93
  Energy marketing and risk management activities, net                         (141)            (28)
  Restructuring charge                                                          555               -
  Deferred income taxes                                                         142             183
  Gain on sales of assets                                                      (309)             (2)
  Minority interest                                                              23              31
  Other, net                                                                     31              29
  Changes in certain assets and liabilities, excluding effects from acquisitions:
    Receivables, net                                                            666           1,665
    Other current assets                                                        122             (95)
    Other assets                                                                  6              13
    Accounts payable and accrued liabilities                                   (466)         (2,028)
    Taxes accrued                                                              (146)             77
    Other current liabilities                                                    (2)             32
    Other liabilities                                                           (29)            (32)
                                                                      --------------- ---------------
      Total adjustments                                                         579             (64)
                                                                      --------------- ---------------
        Net cash provided by operating activities                               353             240
                                                                      --------------- ---------------
Cash Flows from Investing Activities:
Capital expenditures                                                           (811)           (650)
Cash paid for acquisitions                                                      (68)           (651)
Issuance of notes receivable                                                   (177)           (103)
Repayments on notes receivable                                                  107             377
Disposal of Southern Company affiliates and other companies                       -             (77)
Proceeds from the sale of investments, net                                    1,968               -
Property insurance proceeds                                                       7               -
Other                                                                           (18)              -
                                                                      --------------- ---------------
        Net cash provided by (used in) investing activities                   1,008          (1,104)
                                                                      --------------- ---------------
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt                                      1,322           3,044
Repayment of long-term debt                                                  (2,653)         (2,193)
Proceeds from issuance of common stock                                           14              27
Capital contributions from minority interests                                    17              11
Payment of dividends to minority interests                                       (7)             (1)
Issuance of short-term debt, net                                                 37             130
Change in debt service reserve fund                                               7              12
                                                                      --------------- ---------------
        Net cash (used in) provided by financing activities                  (1,263)          1,030
                                                                      --------------- ---------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                               (1)             19
                                                                      --------------- ---------------
Net Increase in Cash and Cash Equivalents                                        97             185
Cash and Cash Equivalents, beginning of period                                  860           1,049
                                                                      --------------- ---------------
Cash and Cash Equivalents, end of period                                      $ 957         $ 1,234
                                                                      =============== ===============
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                            $ 209         $   244
Refunds received for income taxes                                             $ (84)        $   (27)
Business Acquisitions:
Fair value of assets acquired                                                 $  71         $ 1,002
Less cash paid                                                                   68             651
                                                                      --------------- ---------------
Liabilities assumed                                                           $   3         $   351
                                                                      =============== ===============


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

                                                          Increase (Decrease)
                                                           December 31, 2001
                                                           Retained Earnings
                                                     ---------------------------
Receivables - Other  (a).........................            $  (117)
Current deferred income tax assets (b)...........                 47
Non-current deferred income tax liabilities (c)..                 25
Other, net.......................................                 (6)
                                                                 ----
                                                             $   (51)
                                                                 ====

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

     The Company has engaged its independent auditors to reaudit the Company's 2000 and 2001 financial statements to address these and other accounting errors that have been identified, which are expected to result in a restatement of its statement of income for either or both of 2000 and 2001 and potentially for interim periods in 2001 and 2002. In addition, the Company would have been required to have its independent auditors reaudit the Company's 2000 and 2001 financial statements as a result of the Company's adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," and the change in reporting energy trading activities required by EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," both of which require significant modifications to the Company's previously issued financial statements.

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

     The Company has also restated its previously reported results of operations for the first quarter of 2002 to a net loss of $6 million from an originally reported net loss of $42 million. These corrections have been reflected in the accompanying 2002 unaudited condensed consolidated statements of income. The Company has restated its previously reported first quarter 2002 statement of cash flows, increasing originally reported cash provided from operations by $46 million to reflect cash receipts and disbursements in the appropriate period, and increasing cash provided by investing activities by $11 million.

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                Three Months Ended March    Three Months Ended March 31,
                                 31, 2002, as Previously         2002, as Restated
                                       Reported
                             ----------------------------- ------------------------------
     Operating revenues......         $   7,037                   $  6,908
     Operating expenses......             6,465                      6,298
                                       -----------                 ----------
     Gross margin............               572                        610
     Other...................              (614)                      (616)
                                        ---------                  ----------
     Net loss ...............         $     (42)                  $     (6)
                                        ==========                 ==========

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

     Management believes that the accompanying unaudited condensed consolidated financial statements as of June 30, 2002 and for the three and six months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

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

     As a result of the adoption of SFAS No. 142, Mirant discontinued amortization of goodwill effective January 1, 2002. During the first quarter of 2002, Mirant completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill. Net income and earnings per share (basic and diluted) for the three and six months ended June 30, 2001 have been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions, except per share data).

                                                         Three Months Ended                Six Months Ended
                                                           June 30, 2001                     June 30, 2001
                                                  --------------------------------- --------------------------------
                                                               Earnings Per Share                Earnings Per Share
                                                  Net Income    Basic     Diluted   Net Income    Basic    Diluted
                                                  ----------   ------     -------   ----------    -----    -------

As reported.....................................     $ 124     $  0.36    $ 0.36       $ 304      $0.90     $ 0.88
Effect of goodwill and trading rights
Amortization....................................        19        0.06      0.05          38       0.11       0.10
                                                     -------   -------    ------      -------    ------     -------
As adjusted.....................................     $ 143     $  0.42    $ 0.41       $ 342      $1.01     $ 0.98
                                                     =====     =======    ======      ======      =====      ======

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

     In October 2001, the FASB issued SFAS No. 144 which supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. Mirant adopted SFAS No. 144 on January 1, 2002. Prior to SFAS No. 144, the disposition of State Line would not have been classified as a discontinued operation. Because SFAS No. 144 expanded the breadth of transactions subject to discontinued operations classification, the disposition of State Line is now required to be presented as a discontinued operation (Note J).

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

     In October 2002, the Task Force reached the following consensus related to EITF Issue 02-3:

o EITF Issue 98-10 was rescinded. Accordingly, energy-related contracts that are not accounted for pursuant to SFAS No. 133 such as transportation contracts, storage contracts and tolling agreements, should be accounted for as executory contracts using the accrual method of accounting and not at fair value. Energy-related contracts that do meet the definition of a derivative pursuant to SFAS No. 133 should continue to be carried at fair value. Additionally, the Task Force observed that accounting for energy-related inventory at fair value by analogy to the consensus in EITF Issue 98-10 was no longer appropriate and that such inventory should be carried at the lower of cost or market in accordance with Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins," and not at fair value.

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

     Mirant estimates that the implementation of the EITF consensus in respect of netting all revenues and expenses on energy trading activities, would have reduced revenues and cost of fuel, electricity and other products by approximately $5 billion and $10 billion for the three and six months ended June 30, 2002, respectively and approximately $6 billion and $13 billion for the three and six months ended June 30, 2001, respectively.

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

Concentration of Revenues and Credit Risk. For the three and six months ended June 30, 2002, revenues earned from a single customer did not exceed 10% of Mirant's total operating revenues. For the three and six months ended June 30, 2001, revenues earned from Enron through energy marketing and risk management operations approximated 24% and 19%, respectively, of Mirant's total operating revenues.

     As of June 30, 2002, no amounts owed from a single customer represented more than 10% of Mirant's total credit exposure. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for energy marketing and risk management and derivative hedging activities and netted against offsetting payables and posted collateral, as appropriate.

Receivables Recovery. During the six months ended June 30, 2002, Mirant received $29 million as final payment related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. During the six months ended June 30, 2001, Mirant received $10 million related to these receivables. At the time of the Mirant Asia-Pacific Limited business acquisition, Mirant did not place value on the receivables due to the uncertain credit standing of the party with whom the receivables were secured.

Capitalization of Interest Cost. Mirant capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant or the life of the cooperation period of the various energy conversion agreements ("ECAs"). For the three and six months ended June 30, 2002, the Company incurred $137 million and $294 million, respectively, in interest costs, of which $30 million and $68 million, respectively, were capitalized and included in construction work in process. For the three and six months ended June 30, 2001, the Company incurred $154 million and $305 million, respectively, in interest costs, of which $11 million and $19 million were capitalized and included in construction work in process. The remaining interest was expensed during the periods.

     As part of Mirant's restructuring plan announced in March of 2002, Mirant suspended construction on several projects and no longer capitalizes interest on these projects. The construction cost related to these projects is shown as "Investment in suspended construction" on the unaudited condensed consolidated balance sheet.

B.       Goodwill and Other Intangible Assets

     During the six months ended June 30, 2002, goodwill was increased by $58 million related to purchase accounting adjustments for JPSCo. Management currently believes there is no impairment of goodwill; however, Mirant's announced asset sale program and the overall conditions impacting the energy sector may materially impact the book value of goodwill in future periods. As of June 30, 2002, the North America Group's goodwill was $2.01 billion and the International Group's goodwill was $1.44 billion.

     Substantially all of Mirant's other intangible assets are subject to amortization. Other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. There were no material acquisitions of intangible assets during the second quarter of 2002. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $227 million, net of accumulated amortization of $18 million. These provisions of SFAS No. 141 do not apply to asset acquisitions, therefore trading rights resulting from asset acquisitions continue to be recognized apart from goodwill. During the three and six months ended June 30, 2002, Mirant transferred $0 and $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process. Intangible asset amortization expense was approximately $6 million for the second quarter and $13 million for the six months ended June 30, 2002. The components of other intangible assets as of June 30, 2002 and December 31, 2001 were as follows (in millions):

                                                   June 30, 2002                 December 31, 2001(as restated)
                                          --------------------------------    -------------------------------------
                                           Gross Carrying    Accumulated       Gross Carrying      Accumulated
                                               Amount       Amortization           Amount          Amortization
                                          ----------------- --------------    ----------------- -------------------
    Trading rights................. ..          $   207      $      (31)            $   453           $ (45)
    Development rights..............                252              (9)                292              (9)
    Emissions allowances............                131              (6)                131              (4)
    Other intangibles...............                 50             (11)                 59             (12)
                                                ---------     ----------           ----------         -------
       Total other intangible assets.           $   640       $     (57)            $   935           $ (70)
                                                =======       =========             =======           ======

     Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $25 million for the year ended December 31, 2002 and for each of the following four years.

C    Comprehensive Income (Loss)

     Comprehensive income (loss) includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The following table sets forth the comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 (in millions):

                                             Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                          -------------------------     ----------------------
                                              2002         2001             2002       2001
                                          ------------- -----------     ------------- --------
    Net (loss) income.................       $(220)     $    124           $ (226)     $ 304
    Other comprehensive income.......           27           441               37         50
                                           ---------     ---------       ------------ --------
      Comprehensive (loss) income......      $(193)     $    565           $ (189)     $ 354
                                           =========     =========        =========== ========

Components of accumulated other comprehensive loss consisted of the following (in millions):

        Balance, December 31, 2001, as restated..............................    $       (112)
        Other comprehensive income for the period:
          Net change in fair value of derivative hedging instruments,  net
            of tax effect of $30.............................................              44
          Reclassification to earnings, net of tax effect of $20 (Note G)                 (30)
          Cumulative translation adjustment .................................              22
          Share of affiliates' OCI...........................................               1
                                                                                   --------------
        Other comprehensive income...........................................              37
                                                                                   --------------
        Balance, June 30, 2002.........................................          $        (75)
                                                                                   ==============

     The $75 million balance of accumulated other comprehensive loss at June 30, 2002 includes the impact of $106 million related to interest rate hedges and interest rate swap breakage costs and $96 million of foreign currency translation losses, offset by $120 million of gains on commodity price management hedges and $7 million representing Mirant's share of accumulated other comprehensive income of unconsolidated affiliates.

     Mirant estimates that $39 million ($62 million of commodity hedge gains, $24 million of interest related losses and $1 million of currency gains) of net derivative after-tax gains included in OCI as of June 30, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts, foreign denominated contracts and interest payments are realized.

D.      Write-Down of Assets

     As part of its strategic restructuring, Mirant sold its 49% ownership interest in WPD in September 2002. As a result, Mirant recorded a write-down of approximately $306 million, including $11 million of related income tax benefits, during the second quarter of 2002 to reflect the difference between the carrying value of its investment and its fair value. In the second quarter of 2001, Mirant wrote off its remaining investment in EDELNOR of $88 million ($57 million after tax).

E.       Earnings (Loss) Per Share

     Mirant calculates basic earnings (loss) per share by dividing the income
(loss) available to common stockholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings
(loss) per share for the three and six months ended June 30, 2002 and 2001 (in millions, except per share data). Diluted earnings (loss) per share gives effect to stock options, as well as the assumed conversion of convertible trust preferred securities and related after-tax interest expense addback to net income of approximately $3 million for the three months ended June 30, 2001 and $7 million for the six months ended June 30, 2001. Because of the net loss for the three and six months ended June 30, 2002, the anti-dilution provisions of SFAS No. 128, "Earnings per Share," preclude stating diluted loss per share above basic loss per share.


                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                          2002         2001           2002          2001
                                                          ----         ----           ----          ----
(Loss) Income from continuing operations...........      $(222)     $    123      $    (230)     $    292
Discontinued operations............................          2             1              4            12
                                                        -------     ---------      ----------     -------
Net (loss) income..................................       (220)     $    124      $    (226)     $    304
                                                        -------      ========      ==========     =======
Basic
Weighted average shares outstanding ...............       401.9         340.1          401.5        339.4
     (Loss) earnings per share from:
       Continuing operations.......................    $  (0.55)      $ 0.36       $    (0.57)    $  0.86
       Discontinued operations.....................        0.00         0.00             0.01        0.04
                                                         -------     --------      ----------    ----------
       Net (loss) income...........................    $  (0.55)      $ 0.36       $    (0.56)    $  0.90
                                                       =========      =======      ===========    =========
Diluted
Weighted average shares outstanding ..............                      340.1                       339.4
Shares due to assumed exercise of stock
  options and equivalents ........................                        4.2                         2.9
Shares due to assumed conversion of trust
  preferred securities............................                       12.5                        12.5
                                                                        -----                      ------
Adjusted shares...................................                      356.8                       354.8
                                                                        =====                      ======

     (Loss) earnings per share from:
       Continuing operations                           $  (0.55)      $  0.36        $  (0.57)    $  0.85
       Discontinued operations                             0.00          0.00            0.01        0.03
                                                       ----------    --------        ---------     --------
       Net (loss) income                               $  (0.55)     $   0.36        $  (0.56)    $  0.88
                                                        =========    ========        =========     =======

F.       Debt

      At June 30, 2002, Mirant and its subsidiaries had revolving credit facilities with various lending institutions totaling approximately $3.20 billion of commitments. At June 30, 2002, commitment amounts utilized under such facilities (including drawn amounts and letters of credit) totaled $2.26 billion and were comprised of the following: commitments of $42 million drawn under the facility expiring in 2002, commitments of $775 million drawn or utilized under facilities expiring in 2003 (which included amounts outstanding under Mirant Corporation's 364-Day Credit Facility with an initial termination date of July
2002) and commitments of $1.45 billion drawn or utilized under the facilities expiring in 2004 and beyond. Under its $1.125 billion 364-Day Credit Facility, Mirant Corporation elected in July 2002 to convert all revolving credit advances outstanding into a term loan maturing not later than the first anniversary of the termination date (See Note L - Subsequent Events). Except for the credit facility of Mirant Canada Energy Marketing, an indirect, wholly owned subsidiary of Mirant Corporation, borrowings under these facilities are recorded as long-term debt in the accompanying unaudited condensed consolidated balance sheets. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments. The schedule below summarizes the revolving credit facilities held by Mirant Corporation and its subsidiaries as of June 30, 2002 (in millions).

                                                 Utilized Amount     Letters of
                                    Facility    Excluding Letters      Credit        Amount
Company                              Amount         of Credit       Outstanding     Available
                                   ------------ ------------------- ------------- --------------
Mirant Corporation ................  $ 2,700          $ 925            $1,074         $ 701
Mirant Americas Generation.........      300             73                 -           227
Mirant Canada Energy Marketing.....       46             42                 -             4
Mirant Americas Energy Capital.....      150            150                 -             -
                                   ------------ ------------------- ------------- --------------
  Total............................  $ 3,196       $  1,190            $1,074         $ 932
                                   ============ =================== ============= ==============

     Each of Mirant's credit facilities contain various covenants including, among other things, (i) limitations on (a) dividends, redemptions and repurchases of capital stock, (b) the incurrence of indebtedness and liens and
(c) limitations on the sale of assets, and (ii) affirmative covenants to (a) provide annual audited and quarterly unaudited financial statements prepared in accordance with US GAAP and (b) comply with legal requirements in the conduct of its business. In addition to other covenants and terms, each of Mirant's credit facilities includes minimum debt service coverage and a maximum leverage covenant. As of June 30, 2002, there were no events of default under such credit facilities.

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

    Mirant Canada Energy Marketing has extended its credit facility to June 30, 2003. The revolving credit facility of approximately $46 million (denominated as 70 million Canadian dollars) had outstanding borrowings of $42 million, at an interest rate of 4.06% at June 30, 2002. The credit facility is guaranteed by Mirant Corporation and is secured by a letter of credit in the amount of $46 million and security interests in the real and personal property of Mirant Canada Energy Marketing.

     In February 2002, Mirant, Mirant Americas Energy Marketing, Perryville and the lenders under its credit facility, entered into the following transactions:
(i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement, (iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing lowered the ratings threshold in the tolling agreement with respect to Mirant Corporation, relating to the ratings below which Mirant Americas Energy Marketing agreed to post a letter of credit or other credit support, and (iv) the parties agreed to certain additional terms in support of the syndication of the credit facility. In June 2002, Mirant completed the sale of its 50%ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant as repayment of its subordinated loan, invested capital to date and other miscellaneous costs. In connection with the existing project financing, Mirant agreed to make a $25 million subordinated loan to the project. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The obligations of Mirant Americas Energy Marketing under the tolling agreement continue to be guaranteed by Mirant Corporation.

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

G.   Financial Instruments

Energy Marketing and Risk Management Activities

     Mirant provides energy marketing and risk management services to its customers in the North American markets. These services are provided through a variety of exchange-traded and OTC energy and energy-related contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements.

     These contractual commitments are presented as energy marketing and risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and are accounted for using the mark-to-market method of accounting in accordance with SFAS No. 133, and EITF No. 98-10. Accordingly, they are reflected at fair value in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. Attention is drawn to "Accounting Changes" in Note A - Accounting and Reporting Policies, where the EITF reached consensus on certain issues related to EITF Issue 02-3, under EITF Issues No. 98-10 and No. 00-17, 'Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10.'" EITF Issues No. 98-10 and No. 00-17 address various aspects of the accounting for contracts involved in energy trading and risk management activities(See Note A).

     The Company, through its energy marketing and risk management operations, engages in risk management activities with counterparties. All such transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments related to these activities are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     During the first quarter of 2002, Mirant substantially exited its European trading and marketing business. The volumetric weighted average maturity, or weighted average tenor of the North American portfolio, at June 30, 2002 was 3.3 years. The net notional amount, or net open position, of the energy marketing and risk management assets and liabilities at June 30, 2002 was approximately 3 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

     Certain financial instruments that Mirant uses to manage risk exposure to energy prices for its North American generation portfolio do not meet the hedge criteria under SFAS No. 133 and therefore, the fair values of these instruments are included in energy marketing and risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets.

    The fair values and average values of Mirant's energy marketing and risk management assets and liabilities as of June 30, 2002, net of credit reserves, are included in the following table (in millions). The average values are based on a monthly average for 2002.

                                 Energy Marketing and Risk     Energy Marketing and Risk
                                     Management Assets          Management Liabilities
                                ---------------------------- -----------------------------
                                  Average         Value at        Average     Value at
                                   Value       June 30, 2002      Value      June 30, 2002
                                -------------- -------------- -------------- -------------
Energy commodity instruments:
Electricity.....................    $  503      $      492      $     403      $     389
Natural gas.....................     1,033           1,306          1,148          1,347
Crude oil.......................        11              19             11             18
Other...........................        36              24             36             22
                                   ----------   -------------- ------------- --------------
  Total.........................     1,583           1,841          1,598          1,776
                                    ==========   ============== ============= ==============

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

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. After-tax derivative net losses of $3 million and net gains of $30 million during the three and six months ended June 30, 2002, respectively, were reclassified as follows (in millions):

                                            Three Months         Six Months
                                          Ended June 30,      Ended June 30,
                                                 2002                2002
                                          ------------------  -----------------
Reclassified to operating income.......        $    6              $   71
Reclassified to interest expense.......           (10)                (21)
Tax benefit (provision)................             1                 (20)
                                                -------             --------
Net reclassification to earnings (Note C)      $   (3)             $   30
                                                =======             ========

     The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three and six months ended June 30, 2002, an immaterial amount of pre-tax gains and $8 million of pre-tax losses arising from hedge ineffectiveness were recognized in other expense. The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

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

     At June 30, 2002, Mirant had a net commodity derivative hedging asset of approximately $182 million. The fair value of its commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At June 30, 2002, these contracts relate to periods through 2010. The net notional amount, or net open position, of the derivative hedging instruments at June 30, 2002 was 9 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, this amount is not a measure of market risk.

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

   Interest Rate and Currency Derivatives

     The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On virtually all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives mitigate Mirant's exposure arising from certain foreign currency transactions, such as cross border sales and foreign equity investments.



                             Year of Maturity                          Number of        Notional        Unrealized
           Type               or Termination     Interest Rates     Counterparties       Amount        (Loss) Gain
--------------------------- -------------------- ---------------- -------------------- ------------ ------------------
                                                                                               (in millions)
Interest rate swaps....          2003-2012         3.85%-7.12%             3                 $549    $       (48)
Currency forwards......          2002-2004             --                  3              1CAD163             (1)
                                   2003                --                  1            (pound)58             (8)
                                 2002-2003             --                  1                 2$13              1
                                                                                                      -----------
                                                                                                     $       (56)
                                                                                                       ==========
(pound) - Denotes British pounds sterling
CAD - Denotes Canadian dollar
1 CAD contracts with a notional amount of CAD153 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met. 2 USD based contracts are utilized by a foreign subsidiary to hedge U.S. dollar denominated sales contracts.

     The unrealized gain/loss for interest rate swaps is determined based on the estimated amount that Mirant would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrealized gain/loss for currency forwards is determined based on current foreign exchange rates.

H.   Business Developments

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

     In June 2002, Mirant completed the sale of its State Line generating facility for approximately $181 million plus an adjustment for working capital. The asset was sold at approximately book value.

     In June 2002, Mirant completed the sale of its 50% ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant as repayment of its subordinated loan, invested capital to date and other miscellaneous costs.

The investment was sold at approximately book value based on the value of the investment at the date of sale. At such time, in connection with the existing project financing, Mirant agreed to make a $25 million subordinated loan to the project. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. The obligations retained by Mirant and not subject to indemnity relate primarily to the existing 20-year tolling agreement with Mirant Americas Energy Marketing as described in Note I. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The obligations of Mirant Americas Energy Marketing under the tolling agreement are guaranteed by Mirant Corporation.

  Commencement of Operation

     In June 2002, the Ilijan facility located in the Philippines, in which Mirant has a 20% ownership interest, commenced commercial operations.

 Restructuring Charge

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations (including its European trading and marketing business), canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three and six months ended June 30, 2002, Mirant recorded pre-tax restructuring charges of $28 million and $590 million, respectively.

     During the three and six months ended June 30, 2002, Mirant recorded the following components of the restructuring charge, respectively (in millions):

                                                                          Three Months     Six Months Ended
                                                                         Ended June 30,      June 30, 2002
                                                                              2002*
                                                                        ------------------ ------------------
    Write-downs of capital previously  invested, either directly into
       Construction or in progress payments on equipment...........           $ --            $  285
    Costs to cancel equipment orders and service agreements per
       Contract terms..............................................             --               246
    Severance of approximately 500 employees worldwide and other
       Employee termination-related charges .......................             26                57
    Costs incurred to suspend construction projects in progress....              2                 2
                                                                              ----------   ---------
       Total .....................................................            $ 28            $  590
                                                                              ========        ======
       * Net of adjustments

     Mirant anticipates that it will record additional pre-tax restructuring charges of approximately $90 million in future periods, primarily over the next two quarters. These costs are associated with the cancellation of additional power plant developments, additional employee severance and related costs to be incurred in the near future. As of June 30, 2002, Mirant has terminated 451 employees as part of its restructuring. At June 30, 2002, Mirant's restructuring accrual balance was approximately $247 million. During the three months ended June 30, 2002, Mirant adjusted the accrual as a result of revisions to restructuring estimates (primarily relating to severance for U.S. expatriates, European office closures and pension costs) and utilized the accrual as summarized in the following table. Mirant made net adjustments to the accrual balance of less than $1 million that offset the original restructuring expense.

                                                Balance at         Adjustments' P&L Impact      Balance at
                                              March 31, 2002  Increases  Decreases  Utilization June 30, 2002
                                             ------------------------------------------------------------------
                                                                       (in millions)
Costs to cancel equipment and projects.......      $256            $ --       $ --     $(22)         $234
Costs to sever employees and other
   Employee-termination related costs........        24              10        (10)     (11)           13
                                             ------------------------------------------------------------------
   Total1...................................       $280             $10       $(10)    $(33)         $247
                                             ==================================================================
     1Beginning accrual balance includes $13 million of long-term accruals previously included in other long-term liabilities at March 31, 2002, that were reclassified as short-term accruals during the second quarter.

I.   Commitments and Contingent Matters

Litigation and Other Contingencies

      With respect to each of the following matters, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings. Refer to Note L - Subsequent Events for recent litigation and other contingencies occurring after June 30, 2002.

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

     On March 20, 2002, the California Attorney General filed a complaint with the FERC against certain power marketers and their affiliates, including Mirant and several of its wholly owned subsidiaries, alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest on any such refunded amounts. On May 31, 2002, the FERC issued an order dismissing the California Attorney General's complaint, and the FERC denied the California Attorney General's request for rehearing on September 23, 2002. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

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

Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX: On January 16 and 17, 2001, the credit and debt ratings of SCE and Pacific Gas and Electric were lowered by Moody's and S&P to "junk" status. On January 16, 2001, SCE suspended indefinitely certain payment obligations to the PX and to the CAISO. Pacific Gas and Electric similarly suspended payments. The failure of SCE and Pacific Gas and Electric to make these payments prevented the PX and CAISO from making payments to Mirant. As of June 30, 2002, the total amount owed to Mirant by the CAISO and the PX as a result of these defaults was $352 million. During 2000 and 2001, Mirant took provisions in relation to these and other uncertainties arising from the California power markets of $295 million pre-tax.

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

     If Mirant is unsuccessful in its appeal of the ALJ's decision in the Fixed Portion Proceeding, it will be required to refund certain amounts of the Annual Requirement paid by the CAISO for the period from June 1, 1999 through the final disposition of the appeal. If the challenges filed by the CAISO and Pacific Gas and Electric in the Annual Requirement Proceeding to the increases in the Annual Requirement for the generating assets are successful or if the settlement agreement in principle is finalized and approved by the FERC, Mirant will be required to refund certain additional amounts of the Annual Requirement paid by the CAISO for the period from January 1, 2002 until the final determination of the appropriate Annual Requirement for those generating assets or until final approval of the settlement agreement in principle. Mirant estimates that the amount of these refunds from both the Fixed Portion Proceeding and the Annual Requirement Proceeding, as of June 30, 2002, would have been approximately $267 million. This amount does not include interest that may be payable in the event of a refund. If resolution of the Fixed Portion Proceeding and Annual Requirement Proceeding results in refunds of that magnitude, no effect on net income for the periods under review would result as adequate reserves have been recorded. If Mirant is unsuccessful in its appeal of the ALJ's initial decision in the Fixed Portion Proceeding, Mirant plans to pursue other options available under the RMR agreements to mitigate the impact of the ALJ's decision upon its future operations.

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

   CAPTION                             DATE FILED           COURT OF ORIGINAL FILING

   People of the State of California   January 18, 2001     Superior Court of California - San Francisco County
   v. Dynegy, et al.

   Gordon v. Reliant Energy, Inc.,     November 27, 2000    Superior Court of California-San Diego County
   et al.

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

Shareholder Litigation: Twenty lawsuits have been filed since May 29, 2002 against Mirant and four of its officers alleging, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misrepresentations and omissions to the investing public regarding Mirant's business operations and future prospects during the period from January 19, 2001 through May 6, 2002. The suits have each been filed in the United States District Court for the Northern District of Georgia, with the exception of the Thomas, Purowitz and Delgado suits, which were filed in the United States District Court for the Northern District of California. The complaints seek unspecified damages, including compensatory damages and the recovery of reasonable attorneys' fees and costs. Additional "copy cat" law suits may be filed. The captions of each of the cases follow:

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

Wallula Power Project: On June 20, 2002, Wallula Generation, LLC ("Wallula") sent a letter to Mirant Americas Energy Marketing, a wholly-owned subsidiary of Mirant, requesting a letter of credit in the amount of $166 million in connection with a tolling arrangement pursuant to a Conversion Services Agreement (the "Agreement") between Mirant Americas Energy Marketing and Wallula for the planned Wallula Power Project to be constructed by Wallula in the State of Washington by October 2004, which date could be extended pursuant to the Agreement. Mirant Americas Energy Marketing disagreed with Wallula's interpretation of the collateral and credit requirements of the Agreement. By letter dated July 10, 2002, Wallula requested that Mirant arbitrate the issue of whether Mirant was obligated to provide a letter of credit in the amount of $166 million. In September Mirant and Wallula entered into an agreement settling their outstanding dispute. Under that settlement agreement, Mirant has paid Wallula an amount that will not have a materially adverse impact on the Company. In addition, the Agreement between Mirant Americas Energy Marketing and Wallula has been terminated.

Enron Bankruptcy Proceedings: Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of June 30, 2002, the total amount owed to Mirant by Enron was approximately $82 million. Based on a reserve for potential bad debts recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

    Energy Marketing and Risk Management

    Mirant Corporation had approximately $906 million of trade credit support commitments outstanding as of June 30, 2002, which included $614 million of letters of credit, $3 million of net cash collateral posted and $289 million of parent guarantees.

     Mirant Corporation has also guaranteed the performance of its obligations under a multi-year agreement entered into by Mirant Americas Energy Marketing with Brazos Electric Power Cooperative ("Brazos"). Mirant Corporation's guarantee was $60 million at June 30, 2002, a decrease of $5 million from December 31, 2001. Mirant Corporation is subject to regulatory and commercial risks under this energy requirements contract. Mirant Corporation believes, but cannot guarantee, that it has adequately provided for the potential risks related to this contract, which terminates at the end of 2003.

     Mirant Corporation also has a guarantee related to Pan Alberta Gas, Ltd. of $64 million issued in 2000 and outstanding at June 30, 2002.

     Vastar, a subsidiary of BP, and Mirant Corporation had issued certain financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant Corporation has agreed to indemnify BP against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At June 30, 2002, such guarantees amounted to approximately $85 million.

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

   Turbine Purchases and Other Construction-Related Commitments

     During the six months ended June 30, 2002, Mirant committed itself to a strategic business plan designed to reduce capital spending and operating expenses. As a result, the Company recorded restructuring charges in the six months ended June 30, 2002 related to these changes. The reduced capital spending plan results in material changes to Mirant's commitments under its turbine purchase agreements and its turbine procurement facilities. Mirant has canceled and intends to cancel certain turbines under its purchase agreements and its off-balance sheet equipment procurement facilities by March 31, 2003. The commitments for turbines that Mirant has canceled and intends to cancel are included in Mirant's restructuring charge (Note H), and Mirant plans to formally terminate the orders for these turbines at various times within one year of the restructuring commitment date. Until these termination orders are issued Mirant continues to have the option to purchase the turbines.

     As of June 30, 2002, Mirant had agreements to purchase 35 turbines (26 gas turbines and 9 steam turbines) to support the Company's ongoing and planned construction efforts (see table on next page). In addition Mirant's other construction-related commitments totaled approximately $758 million at June 30, 2002.

     In addition to these commitments, Mirant, through certain of its subsidiaries, has two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to two separate, independent third-party owners. For the first facility, which is a $1.8 billion notional value facility, remaining contracts for 42 turbines (28 gas turbines and 14 steam turbines) have been assigned to a third-party trust. For the second facility, which at June 30, 2002 was a Euro 550 million (approximately $544 million) notional value facility, remaining contracts for four engineered equipment packages ("power islands") have been assigned to a third-party owner incorporated in the Netherlands.

     As part of its strategic restructuring, Mirant negotiated certain deferrals under both equipment purchase facilities. Because the term of the deferred fabrication period for certain turbines included in the $1.8 billion notional value facility exceeds the agreed fabrication period as permitted within the equipment procurement facilities, the Company will not have the option to enter into a lease arrangement for this equipment, thereby forcing Mirant to exercise its purchase option. Consequently, Mirant has included a $35 million liability for these turbines on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2002, Mirant Corporation's guarantees in connection with the equipment procurement facilities, including certain payment obligations were approximately $406 million with respect to the turbines for which the facilities have a contractual obligation (excluding the $35 million which is now included in "Other long-term debt" on its unaudited condensed consolidated balance sheet). The $406 million was based on the drawn amounts related to all turbines and power islands (including those to be terminated) included in the equipment procurement facilities as of June 30, 2002.

     The table below presents the components of Mirant's commitments on its contracts and procurement facilities related to turbines and power islands.

                                                                                      Total
                                                   Purchase        Procurement      Turbines &
                                                  Commitments      Facilities     Power Islands
Turbine Count                                      (Turbine)       (Turbines)
                                                ---------------- ---------------- ---------------
Total contracted turbines/power islands at
   December 31, 2001.......................            48               55              103
Turbines/power islands terminated during
   the six months ended June 30, 2002......            (8)              (9)             (17)
Turbines/power islands placed in service
   during the six months ended June 30, 2002           (5)               -               (5)
                                                ----------         -------        ----------
   Total contracted turbines/power islands at
     June 30, 2002.........................            35               46               81
Turbines / power islands to be terminated
    or sold in the future per Restructuring           (11)             (35)             (46)
                                                 ---------          -------        ---------
   Total remaining contracted turbines / power
     islands at June 30, 2002 (after
     Restructuring)........................            24               11               35
                                                   ======            =====            =====

        Commitments for Remaining Contracted
         Turbines / Power Islands after Restructuring
        (in millions)
Total commitments at June 30, 2002 ........          $ 45             $510             $555
Cost to terminate at June 30, 2002..........         $  7             $205             $212

   Long-Term Service Agreements

     Mirant has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of June 30, 2002, the minimum termination amounts for long-term service agreements associated with completed and shipped turbines were $546 million. As of June 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $692 million. These commitments are payable over the course of each agreement's term. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

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

 Obligations Under Energy Delivery and Purchase Commitments

     Under the asset purchase and sale agreement for the PEPCO generating assets, Mirant assumed and recorded net obligations of approximately $2.3 billion representing the fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements, which consist of five power purchase agreements ("PPAs") and two transition power agreements ("TPAs"). The PPAs are for a total capacity of 735 MW and expire over periods through 2021. The TPA agreements state that Mirant will sell a quantity of megawatthours over the life of the contracts based on PEPCO's load requirements and expire in January 2005. As actual megawatthours are purchased or sold under these agreements, Mirant releases a ratable portion of the obligation into gross margin. For the three and six months ended June 30, 2002, the Company released approximately $121 million and $234 million, pre-tax, respectively. As of June 30, 2002, the remaining obligations recorded in the unaudited condensed consolidated balance sheet for the TPAs and PPAs totaled $1,105 million and $500 million, respectively, of which $469 million and $65 million, respectively, are current. At June 30, 2002, the estimated notional commitments under the PPA agreements were $1.58 billion based on the total remaining MW commitment at contractual prices.

     Other obligations under various agreements of approximately $144 million are also included in the unaudited condensed consolidated balance sheet.

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

     Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $554 million at June 30, 2002. These agreements will continue to be in effect through 2012.

     In addition, in April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. This minimum purchase commitment became effective upon the commencement of operations of the synthetic fuel plant in July 2002 at the Morgantown facility. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million.

     In July 2002, in conjunction with the commencement of Mirant Mid-Atlantic's minimum synthetic fuel purchase commitments, Mirant Americas Energy Marketing arranged for the synthetic fuel supplier to contract with the coal supplier to purchase coal directly from the supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal purchased by Mirant Americas Energy Marketing under the contracts, which are included in the fixed volumetric purchase commitment of $554 million noted above.

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

   Operating Leases

     Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $40 million and $32 million during the three months ended June 30, 2002 and 2001, respectively, and approximately $76 million and $62 million during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, estimated minimum rental commitments for non-cancelable operating leases were $3.63 billion.

J.  Discontinued Operations

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

     Mirant's results of discontinued operations for the three and six months ended June 30, 2002 and 2001 were as follows (in millions):

                                          For the Three Months      For the Six Months
                                             Ended June 30,            Ended June,
                                            2002         2001        2002        2001
                                            ----         ----        ----        ----
 Revenue....................................$ 9          $ 13        $ 24        $ 27
 Leveraged lease income.....................  -             -           -          10
 Expense...................................   6            11          15          20
 Impairment loss............................  -             -           2           -
 Equity in income/(loss) of affiliates.....   -             -           -          (3)
                                            -----        ------      -----     -------
 Pre-tax income.............................  3             2           7          14
 Taxes......................................  1             1           3           2
                                            -----        ------      ------    -------
 Net income.................................$ 2           $ 1         $ 4        $ 12
                                            =====        ======      ======    =======

    The table below presents the components of State Line's balance sheet accounts classified as current assets and liabilities held for sale as of December 31, 2001 (in millions):

          Current Assets:
          Accounts receivable....................            $   5
          Inventory..............................                3
          Other..................................                1
          Property, plant and equipment..........              175
          Intangibles............................                9
                                                             -----
            Total current assets held for sale..             $ 193
                                                             =====
          Current Liabilities:
          Taxes and other payables...............            $  10
          Deferred taxes.........................               15
                                                             -----
            Total current liabilities related to assets
              held for sale                                  $  25
                                                             =====

K. Segment Reporting

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

                            Financial Data by Segment
                For the Three Months Ended June 30, 2002 and 2001
                                  (In Millions)
                                                                                                 Corporate and
                                                         North America       International      Eliminations        Consolidated
                                                      ------------------- ------------------ ------------------ -------------------
                                                          2002      2001     2002      2001      2002     2001      2002      2001
                                                      --------- --------- -------- --------- --------- -------- --------- ---------
Operating Revenues:
    Generation and energy marketing                      $5,862    $7,592    $ 133     $ 172       $ -      $ -    $5,995   $ 7,764
    Distribution & integrated utility revenues              126       144        -         -         -        -       126       144
    Other                                                     6         2        7         5         -        -        13         7
                                                      --------- --------- -------- --------- --------- -------- --------- ---------
    Total operating revenues                              5,994     7,738      140       177         -        -     6,134     7,915

Operating Expenses:
    Cost of fuel, electricity and other products          5,550     7,079        4        48         -        -     5,554     7,127
                                                      --------- --------- -------- --------- --------- -------- --------- ---------
    Gross Margin                                            444       659      136       129         -        -       580       788

Other Operating Expenses:
    Depreciation and amortization                            53        61       23        32         3        1        79        94
    Maintenance                                              24        35        5         6         -        -        29        41
    Selling, general, and administrative                    112       127       33        37        23       23       168       187
    Impairment loss                                           -        89        -         -         -        -         -        89
    Restructuring charges                                     8         -        7         -        13        -        28         -
    Gain on sales of assets, net                              -         -      (27)        -         -        -       (27)        -
    Other operating expenses                                108       120        6         4         5        5       119       129
                                                      --------- --------- -------- --------- --------- -------- --------- ---------
    Total other operating expenses                          305       432       47        79        44       29       396       540
                                                      --------- --------- -------- --------- --------- -------- --------- ---------
Operating Income (Loss)                                     139       227       89        50       (44)     (29)      184       248

Other Income (Expense):
    Interest expense, net                                   (33)      (45)     (22)      (29)      (37)     (33)      (92)     (107)
    Equity in income of affiliates                            5         8       37        39         -        -        42        47
    Impairment loss on minority owned affiliates              -         -     (317)        -         -        -      (317)        -
    Gain/(loss) on sales of assets, net                      (2)        1       (7)        1         -        -        (9)        2
    Other                                                     6        (3)       1         3        (3)       3         4         3

Income (Loss) From Continuing Operations
                                                       -------- ---------- -------- --------- --------- -------- --------- --------
    Before Income Taxes and Minority Interest               115       188     (219)       64       (84)     (59)     (188)      193

Provision (Benefit) for income taxes                         45        83        4       (10)      (33)     (19)       16        54
Minority interest                                             4         3        9         8         5        5        18        16
                                                       -------- ---------- -------- --------- --------- -------- --------- --------
Income (Loss) From Continuing Operations                     66       102     (232)       66       (56)     (45)     (222)      123

Income From Discontinued Operations,
Net of Tax Benefit                                            2         1        -         -         -        -         2         1
                                                       -------- ---------- -------- --------- --------- -------- --------- --------
Net Income (Loss)                                          $ 68     $ 103   $ (232)     $ 66     $ (56)    $(45)   $ (220)    $ 124
                                                       ======== ========== ======== ========= ========= ======== ========= ========


                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                            Financial Data by Segment
                 For the Six Months Ended June 30, 2002 and 2001
                                  (In Millions)

                                                                                       Corporate and
                                                   North America      International     Eliminations        Consolidated
                                                ------------------- ----------------- ---------------- ----------------------
                                                    2002      2001      2002    2001     2002    2001       2002        2001
                                                --------- --------- --------- ------- -------- ------- ---------- -----------
Operating Revenues:
    Generation and energy marketing             $ 12,208   $ 15,631    $ 568    $ 259     $ -     $ -    $12,776    $ 15,890
    Distribution & integrated utility revenues       234        180        -        -       -       -        234         180
    Other                                             17          2       15       11       -       -         32          13
                                                --------- --------- --------- ------- -------- ------- ---------- -----------
    Total operating revenues                      12,459     15,813      583      270       -       -     13,042      16,083

Operating Expenses:
    Cost of fuel, electricity and other products  11,538     14,447      314       61       -       -     11,852      14,508
                                                --------- --------- --------- ------- -------- ------- ---------- -----------
    Gross Margin                                     921      1,366      269      209       -       -      1,190       1,575
Other Operating Expenses:
    Depreciation and amortization                    105        112       46       65       5       2        156         179
    Maintenance                                       51         57       10       11       -       -         61          68
    Selling, general, and administrative             212        350       67       65      37      68        316         483
    Impairment loss                                    -         93        -        -       -       -          -          93
    Restructuring charges                            494          -       72        -      24       -        590           -
    Gain on sales of assets, net                       -          -      (27)       -       -       -        (27)          -
    Other operating expenses                         206        212        8        7      12       9        226         228
                                                --------- --------- --------- ------- -------- ------- ---------- -----------
    Total other operating expenses                 1,068        824      176      148      78      79      1,322       1,051
                                                --------- --------- --------- ------- -------- ------- ---------- -----------
Operating (Loss) Income                             (147)       542       93       61     (78)    (79)      (132)        524

Other Income (Expense):
    Interest expense, net                            (66)       (82)     (51)     (58)    (77)    (58)      (194)       (198)
    Equity in income of affiliates                    12         15      108      111       -       -        120         126
    Gain/(loss) on sales of assets, net               (2)         1      284        1       -       -        282           2
    Impairment loss on minority owned affiliates       -          -     (317)       -       -       -       (317)          -
    Other                                             11         (4)      20       11      (3)      3         28          10

(Loss) Income From Continuing Operations        --------- --------- --------- ------- -------- ------- ---------- -----------
    Before Income Taxes and Minority Interest       (192)       472      137      126    (158)   (134)      (213)        464

(Benefit) Provision for income taxes                 (75)       198      119      (30)    (61)    (26)       (17)        142
Minority interest                                      6          4       17       16      11      10         34          30
                                                --------- --------- --------- ------- -------- ------- ---------- -----------
 (Loss) Income From Continuing Operations           (123)       270        1      140    (108)   (118)      (230)        292

Income From Discontinued Operations,
    Net of Tax Benefit                                 4          7        -        -       -       5          4          12
                                                --------- --------- --------- ------- -------- ------- ---------- -----------
Net (Loss) Income                                 $ (119)     $ 277      $ 1    $ 140   $(108)  $(113)    $ (226)      $ 304
                                                ========= ========= ========= ======= ======== ======= ========== ===========

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  Selected Balance Sheet Information by Segment
                                At June 30, 2002
                                  (In Millions)

                                                                                 Corporate and
                                      North America          International        Eliminations           Total
                                    ----------------        ---------------     ---------------      -------------
Current assets                              $ 5,569                $ 706              $ (938)            $ 5,337

Property, plant & equipment,
  including leasehold interest                6,232                1,754                  85               8,071

Total assets                                 16,178                4,599                (950)             19,827

Total debt                                    3,444                1,412               2,372               7,228

Common equity                                 6,140                2,553              (3,414)              5,279


L.       Subsequent Events

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

     In July 2002, Mirant Corporation fully drew the commitments under its $1.125 billion 364-Day Credit Facility, and elected to convert all advances outstanding into a term loan maturing in July 2003. Effective with the Company's third quarter reporting, this Facility will be reclassified from long-term debt to short-term debt as it will be due within 12 months. The Company expects that this reclassification will potentially cause the Company to have a negative working capital balance. The Company is evaluating various potential financing transactions to repay and/or refinance the Facility prior to its maturity. As a result of present market conditions and other factors, including the reaudit of its historical financial statements, Mirant cannot provide assurance that it will be successful in entering into a new credit facility. If Mirant is successful in entering into a new credit facility, it expects the facility will likely be smaller and will have higher pricing and more restrictive terms than the current facility.

     In July 2002, Mirant Corporation and Mirant Americas Generation drew down most of their available revolving credit commitments. The schedule below summarizes the outstanding borrowings under the credit facilities held by Mirant Corporation and its subsidiaries as of September 30, 2002 (in millions).

                                     Drawn Amount excluding        Letters of
Company                                 Letters of Credit            Credit
                                                                   Outstanding
                                   -------------------------- ------------------
Mirant Corporation ..................       $ 1,551(1)               $1,048
Mirant Americas Generation...........           300                       -
Miran Canada Energy Marketing.......             44                       -
Mirant Americas Energy Capital.......           150                       -
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

    The table below presents the components of Neenah's and AQC's balance sheet accounts as of June 30, 2002 (in millions):

          Assets:
           Accounts receivable....................          $  4
           Inventory..............................             2
           Prepayments............................             3
           Other current assets...................             9
           Property, plant and equipment..........           108
           Intangibles............................             5
                                                          ------
              Total assets...........                     $  131
                                                          ======
          Liabilities:
          Taxes and other payables...............         $  20
                                                          -----
             Total liabilities..................          $  20
                                                          =====

    Write Down of Asset

     In September 2002, Mirant recorded an after-tax write down of $37 million reflecting the fair market value of Mirant Americas Production Company. Mirant Americas Production Company is an oil and gas exploration, development and production company that Mirant has a plan to sell within a year. Mirant Americas Production Company is included in the North America Group.

   Suspended Construction

    In August 2002, Mirant announced suspension of construction of the 298 MW natural gas-fired Mint Farm Generating Station in Longview, Washington due to weak market conditions. The project was about 60% complete and had an expected commercial operating date of June 2003. Costs incurred of $119 million are included in "Construction work in progress" on Mirant's condensed consolidated balance sheet at June 30, 2002. The site will be maintained to preserve the completed work and allow for restart of construction when market conditions become more favorable.

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

   Litigation

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

   CAPTION                                            DATE FILED

   Kester v. Correll, et al.                          June 26, 2002

   Pettingill v. Fuller, et al.                       July 30, 2002

   White v. Correll, et al.                           August 9, 2002

     These lawsuits allege that the directors breached their fiduciary duties by allowing the Company to engage in alleged unlawful or improper practices in the California energy market during 2000 and 2001. The Company practices complained of in the purported derivative lawsuits largely mirror those complained of in the shareholder litigation, the rate payer litigation and the California attorney general lawsuits that have been previously disclosed by the Company. The Pettingill suit also alleges that the defendant officers engaged in insider trading. The complaints seek unspecified damages on behalf of the Company, including attorneys' fees, costs and expenses and punitive damages. The Kester and White suits have been consolidated and stayed until discovery begins in the seventeen consolidated suits pending in the United States District Court for the Northern District of Georgia described in Shareholder Litigation in Note I. The Pettingill suit is also stayed until discovery begins in those seventeen consolidated suits.

SEC Informal Investigation and U.S. Department of Justice and CFTC Inquiries: In August 2002, Mirant received a notice from the Division of Enforcement of the Securities and Exchange Commission that it was conducting an investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues including the issues announced on July 30, 2002 and August 14, 2002; energy trading matters (including round trip trades); Mirant's accounting for transactions involving special purpose entities; and information related to shareholder litigation. Mirant intends to cooperate fully with the Securities and Exchange Commission.

     In addition, the Company has been contacted by the U.S. Department of Justice regarding the Company's disclosure of accounting issues and energy trading matters. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and it intends to cooperate fully.

     In August 2002, the Commodities Futures Trading Commission ("CFTC") asked the Company for information about a small number of buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC in mid August, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002.

Philippines IPP Review: Pursuant to the Electric Power Industry Reform Act of 2001 a governmental Inter-Agency Review Committee ("Committee") was established to review all contracts with IPPs in the Philippines, including those of the Company, to determine whether such contracts have provisions which are grossly disadvantageous or onerous to the government of the Philippines. On July 5, 2002 it was reported that 29 of the 35 contracts reviewed had legal or financial issues requiring further review or action. These included several of Mirant's contracts. Mirant Philippines, the Power Sector Assets and Liabilities Management Corporation ("PSALM"), the Department of Energy, and the Department of Justice have entered into a letter agreement establishing a general framework ("Framework Agreement") for resolving all outstanding issues raised by the Committee about Mirant's IPP contracts. The Department of Energy has announced that the parties "have successfully resolved, through bilateral agreement, between the Philippine Government and the firm, all outstanding issues" on Mirant's IPP contracts. The key terms of the new agreements are: Pagbilao will no longer nominate capacity beyond the plant's nominal capacity; Pagbilao will agree to settle certain issues on interpretation of its ECA relating to penalties resulting from forced outages and waive past claims relating thereto; the ECAs for Navotas I and II will be terminated and Mirant will acquire rights to the Navotas I and II plants in return for a net payment of approximately US$12 million; Mirant will be free to sell Navotas and excess Pagbilao energy output in the open market; and Sual and Pagbilao will waive their claims to be reimbursed for local business taxes. The benefits to Mirant are confirmation that the original contracts for Sual and Pagbilao remain intact and will be reaffirmed; no resultant material net income impact; reduction in potential penalty payments due to outages at Pagbilao; acquisition of ownership rights of Navotas I and II; and facilitation of further energy sales from Sual, Pagbilao and Navotas I and II. The Framework Agreement has numerous conditions precedent and its implementation will require many other agreements involving project companies, and in some cases other parties and government agencies. The parties have agreed to complete the measures within 90 days from the date of the Framework Agreement. Any issue with respect to Ilijan is outside the terms of the Framework Agreement.

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

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
Mirant Corporation:

We have reviewed the condensed consolidated balance sheet of Mirant Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002, and the related statements of stockholders' equity and cash flows for the six-month period ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001, and the related statement of cash flows for the six-month period ended June 30, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.





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

Accounting Errors and Reaudit of Historical Financial Statements

     As disclosed in a press release dated July 30, 2002, the Company identified several accounting issues related to its risk management and marketing operations. Subsequent to its July 30, 2002 press release, the Company determined that there is no $100 million overstatement of an account payable and reconciled the potential $68 million overstatement of an accounts receivable asset referenced in the July 30 press release. The resolution of the $68 million item did, however, indicate that earnings for the first quarter of 2002 were understated by $16 million, and previously reported second quarter 2002 earnings were overstated by $16 million. This correction has been reflected in the accompanying unaudited condensed consolidated statements of income.

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

A summary of these adjustments is as follows (in millions):

                                                                          Increase (Decrease) in Net Income
                                                              ----------------------------------------------------------
                                                              2001 and Prior    First Quarter 2002     Second Quarter
                                                                                                            2002
                                                              ---------------- --------------------- -------------------
U.S. income taxes on Asian income (a)...................                $ 42
Natural gas asset (b)...................................                 (42)
Other corrections of prior years' income................                 (15)
Accrued power revenues (c) ..............................                (29)        $ 8               $ (7)
WPD income taxes (d).....................................                (17)                            17
Other corrections of items impacting 2002 and prior year(s)               10           6                (10)
$68 million gas accrual (e).............................                              16                (16)
Accrued gas revenues (f).................................                             12                 (8)
Accrued power sales (g)..................................                                               (10)
Other corrections of items impacting 2002 interim results                             (6)                 8
                                                                      -------      ---------          ----------
   Total corrections.....................................               $(51)        $36              $ (26)
                                                                      =======      =========          ==========
Finalization of WPD impairment upon September sale                                                      (42)
Total reduction of previously announced second quarter 2002
results of operations...................................                                               $(68)
                                                                                                      ==========
(a)  excess  U.S.  income tax on Asia  income of $10 million in each of 1999 and
     2000, and $22 million in 2001
(b)  the cumulative impact of the previously disclosed $85 million overstatement of a natural gas asset
(c)  $48  million  of  overstated  physical  power  sales were  accrued  through
     December 31, 2001; $13 million of expenses and $11 million of revenues were originally recorded in the first and second quarters of 2002, respectively, related to this item

(d) $17 million of deferred tax expenses related to the Company's investment in WPD were originally recorded in the second quarter of 2002. These expenses relate to 1999, 2000 and 2001.
(e) earnings for the first quarter of 2002 were understated by $16 million, and earnings for the second quarter of 2002 were overstated by $16 million
(f) correction of accrued gas revenues that decreased first quarter net loss by $12 million and increased second quarter net loss by $8 million
(g) correction of our power revenue accrual in the second quarter increased our net loss by $10 million

    Second quarter 2002 loss from operations has been increased by $42 million to reflect the September 2002 sales price of the Company's investment in WPD. In addition, the 2002 condensed consolidated operating cash flows for the six month period ended June 30, 2002 have been increased by $12 million and net cash provided by investing activities increased by $35 million.

     A summary of the adjustments to the previously filed first quarter 2002 unaudited condensed consolidated statement of income, and the previously released statements of income for the three and six month periods ended June 30, 2002 follows (in millions):


                            Three Months Ended March 31, 2002    Three Months Ended June 30,      Six Months Ended June 30,
                                                                             2002                           2002
                            ----------------------------------- ------------------------------- ------------------------------

                             As Previously                          As Previously    As         As Previously         As
                                 Filed          As Restated         Released      Reported          Released       Reported
                            ----------------- ----------------- --------------- --------------- ---------------- -------------
  Operating revenues.......     $7,037           $6,908              $ 6,370      $  6,134           $13,407      $  13,042
  Operating expenses.......      6,465            6,298                5,707         5,554            12,172         11,852
                                ------           --------            --------     ---------           -------       --------
  Gross margin.............        572              610                  663           580             1,235          1,190
  Other....................       (614)            (616)                (815)         (800)           (1,429)        (1,416)
                                ------           --------            --------    ----------      -------------    -----------
 Net (loss)................     $  (42)              (6)              $ (152)     $   (220)          $  (194)      $   (226)
                                ======           ========             =========  ==========       =============   ============

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

RESULTS OF OPERATIONS

     Results of operations for the three and six months ended June 30, 2002 include amounts which were hedged with higher margins in 2001 than are currently available based on forward curves. For example, our power sales agreement with California DWR expires in December 2002 and is above current market prices. Our inability to enter into contracts with similar margins is expected to adversely impact our future operating results.

     Since June 30, 2002 we have seen lower trading volumes in forward markets for both gas and electricity. Trading volumes are expected to further decline as a result of a number of our competitors exiting the trading business and as a result of our plan to reduce significantly the size of our physical natural gas operations.

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

        Significant income statement items appropriate for discussion include the following:

                                                                                Increase (Decrease)
                                                                 Second Quarter              Year-to-Date
                                                             ----------------------- -------------------------
                                                                                (in millions)

      Operating revenues..................................   $(1,781)     (23%)       $(3,041)         (19%)
      Cost of fuel, electricity and other products.....       (1,573)     (22%)        (2,656)         (18%)
      Gross margin.....................................         (208)     (26%)          (385)         (24%)
      Other operating expenses
         Depreciation and amortization...................        (15)     (16%)           (23)         (13%)
         Maintenance.....................................        (12)     (29%)            (7)         (10%)
         Selling, general and administrative.............        (19)     (10%)          (167)         (35%)
         Impairment loss.................................        (89)       NM            (93)           NM
         Restructuring charge............................         28        NM            590            NM
         Gain on sale of assets........................           27        NM             27            NM
      Other income/expense
         Interest income.................................        (21)     (58%)           (56)         (64%)
         Interest expense................................        (36)     (25%)           (60)         (21%)
         Gain/(loss) on sale of assets...................        (11)       NM            280            NM
         Equity in income of affiliates..................         (5)     (11%)            (6)          (5%)
         Impairment loss on minority owned affiliates....        317        NM            317            NM
         Receivables recovery............................          -        -              19          190%
         Other...........................................          1       33%             (1)           NM
      (Benefit) provision for income
         taxes...........................................        (38)     (70%)          (159)        (112%)
      Minority interest..................................          2       13%              4           13%
Note: NM indicates not meaningful.

      Operating revenues. Our operating revenues for the three and six months ended June 30, 2002 were $6,134 million and $13,042 million, respectively, a decrease of $1,781 million and $3,041 million over the same periods in 2001. The following factors were responsible for the decrease in operating revenues:

o Revenues from generation and energy marketing products for the three and six months ended June 30, 2002, were $5,995 million and $12,776 million, respectively, compared to $7,764 million and $15,890 million for the same periods in 2001. These decreases of $1,769 million and $3,114 million resulted primarily from decreased prices for natural gas and power and reduced generation primarily in the western U.S. offset somewhat by higher sales volumes and the commencement of operations at our Michigan plant in June 2001 and the commencement of the second phase of our Texas plant in June 2001. In North America, the average price for power and natural gas decreased more than 50% while sales volumes increased by more than 40% and 70%, respectively. In addition, our power production decreased by approximately 15%. The decrease for the second quarter 2002 is also due to exiting our European energy marketing operations. The year-to-date decrease was partially offset by higher revenues from our European energy marketing operations due to higher physical volumes in the German market in the first quarter of 2002.

o Distribution and integrated utility revenues for the three and six months ended June 30, 2002, were $126 million and $234 million, respectively, compared to $144 million and $180 million for the same periods in 2001. The decrease of $18 million for the three months ended June 30, 2002 was primarily due to the elimination of revenue due to the sale of our Chilean operations in December 2001. The increase of $54 million for the six months ended June 30, 2002 was attributable to our Jamaican investment, which was acquired in March 2001, offset somewhat by the elimination of revenue due to the sale of our Chilean operations in December 2001.

o Other revenues for the three and six months ended June 30, 2002, were $13 million and $32 million, respectively, compared to $7 million and $13 million for the same periods in 2001. These increases of $6 million and $19 million were primarily attributable to revenues related to the gas and oil operations we acquired from Castex in August 2001.

     Cost of fuel, electricity and other products. Cost of fuel, electricity and other products for the three and six months ended June 30, 2002, was $5,554 million and $11,852 million, respectively, compared to $7,127 million and $14,508 million for the same periods in 2001. These decreases of $1,573 million and $2,656 million were primarily attributable to decreased prices for natural gas and power and reduced generation primarily in the western U.S., offset somewhat by higher purchases and the commencement of operations at our Michigan plant in June 2001 and the commencement of the second phase of our Texas plant in June 2001. In North America the average price for power and natural gas decreased more than 50% while sales volumes increased by more than 40% and 70%, respectively. In addition, our power production decreased by approximately 15%. The decrease for the second quarter is also due to exiting our European energy marketing operations. The year to date decrease was partially offset by higher costs from our European energy marketing operations due to higher physical volumes in the German market in the first quarter of 2002 and the operating expenses during the six months ended June 30, 2002 from our Jamaican investment which was acquired in March 2001.

     Gross margin. Gross margin for the three and six months ended June 30, 2002, was $580 million and $1,190 million, respectively, compared to $788 million and $1,575 million for the same periods in 2001. The decreases of $208 million and $385 million were primarily attributable to lower prices for electricity as well as lower production from our assets in the western U.S. offset somewhat by higher margins from our controlled assets in the central U.S.

     Other operating expenses. Other operating expenses for the three and six months ended June 30, 2002, were $396 million and $1,322 million, respectively, a decrease of $144 million for the three months ended June 30, 2002 and an increase of $271 million for the six months ended June 30, 2002 over the same periods in 2001. The following factors were responsible for the changes in operating expenses:

o Depreciation and amortization expense for the three and six months ended June 30, 2002, was $79 million and $156 million, respectively, compared to $94 million and $179 million for the same periods in 2001. These decreases of $15 million and $23 million resulted primarily from the cessation of amortization of goodwill and trading rights recognized in business combinations of approximately $19 million and $38 million for the three and six months ended June 30, 2002, respectively, offset by additional depreciation from our Jamaican investment which was acquired in March 2001, our West Georgia operation which was acquired in August 2001, from the commencement of operations at our Michigan plant in June 2001 and from the commencement of the second phase of our Texas plant in June 2001.

o Maintenance expense for the three and six months ended June 30, 2002, was $29 million and $61 million, respectively, compared to $41 million and $68 million for the same periods in 2001. These decreases of $12 million and $7 million were primarily due to higher maintenance requirements in 2001 from our plants in the western U.S. as a result of the increased demand on those plants in that period.

o Selling, general and administrative expense for the three and six months ended June 30, 2002, was $168 million and $316 million, respectively, compared to $187 million and $483 million for the same periods in 2001. The majority of the quarterly decrease of $19 million resulted from higher stock related compensation in the second quarter of 2001 and reduced cost due to exiting the European trading and marketing operations offset somewhat by expenses from new acquisitions and assets coming on line. In addition, the majority of the year-to-date decrease of $167 million resulted from provisions for potential losses taken in the first quarter of 2001 related to uncertainties in the California power markets.

o Impairment loss for the three and six months ended June 30, 2001 was $89 million and $93 million, respectively. In the second quarter of 2001, we wrote-off $88 million of our investment in our Chilean subsidiary, EDELNOR.

o Restructuring charge for the three and six months ended June 30, 2002, was $28 million and $590 million, respectively. The components of the restructuring charge for the three and six months ended June 30, 2002, respectively, include:
     - $0 and $285 million related to write-downs of capital previously invested, either directly into construction or in progress payments on equipment;

     - $0 and $246 million related to costs to cancel equipment orders and service agreements per contract terms;

     -    $26 million and $57 million related to the severance of  approximately
          500  employees   worldwide  and  other  employee   termination-related
          charges; and

     - $2 million related to costs incurred to suspend construction projects in progress.

o Gain on sale of assets for both the three and six months ended June 30, 2002 was $27 million. This resulted from the gain on the sale of our investment in Kogan Creek in the second quarter of 2002.

     Total other income (expense). Other expense for the three and six months ended June 30, 2002 was $372 million and $81 million, respectively, compared to other expense of $55 million and $60 million for the same periods in 2001. The increase in other expense of $317 million and $21 million for the three and six months ended June 30, 2002, respectively, was primarily due to the following:

o Interest income for the three and six months ended June 30, 2002, was $15 million and $32 million, respectively, compared to $36 million and $88 million for the same periods in 2001. These decreases of $21 million and $56 million were primarily due to lower interest revenue from our loan receivables related to Shajiao C and Hyder, lower overall bank balances and lower interest rates earned on those balances. In addition, we had interest income in the first quarter of 2001 of approximately $12 million from the Capital Funding subsidiary transferred to Southern in March 2001.

o Interest expense for the three and six months ended June 30, 2002, was $107 million and $226 million, respectively, compared to $143 million and $286 million for the same periods in 2001. These decreases of $36 million and $60 million were primarily due to higher capitalized interest during 2002. Capitalized interest for the three and six months ended June 30, 2002 was $30 million and $68 million, respectively, compared to $11 million and $19 million for the same periods in 2001. The increase in capitalized interest resulted from higher levels of construction in progress in 2002. In addition, we had interest expense in the first quarter of 2001 of approximately $12 million from the Capital Funding subsidiary transferred to Southern in March 2001.

o Gain/(loss) on sale of assets for the three and six months ended June 30, 2002, was $(9) million and $282 million, respectively, compared to $2 million for the same periods in 2001. The majority of the year-to-date increase of $280 million resulted from the gain on the sale of our investment in Bewag in February 2002 of $290 million. In addition, we recognized a net loss of approximately $9 million on the sale of our investments in SIPD and Perryville in the second quarter of 2002.

o Equity in income of affiliates for the three and six months ended June 30, 2002 and 2001 was $42 million and $120 million, respectively, compared to $47 million and $126 million for the same periods in 2001. These decreases were primarily due to the elimination of earnings from Bewag and SIPD resulting from our sale of those assets in 2002, offset by higher current year earnings from our Shajiao C venture due to forced outages in 2001 and higher 2002 earnings from CEMIG primarily due to a tariff settlement.

o Impairment loss on minority owned affiliates for both the three and six months ended June 30, 2002 was $317 million. We recorded a write-down of approximately $317 million during the second quarter of 2002 for our investment in WPD.

o Receivables of $29 million were recovered by us during the first quarter of 2002 as final payment related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. During the first quarter of 2001, we received $10 million related to these receivables. At the time of the purchase, we did not place value on the receivables due to the uncertain credit standing of the party with whom the receivables were secured.

     (Benefit) provision for income taxes. The provision for income taxes for the three months ended June 30, 2002 was $16 million and the benefit for the six months ended June 30, 2002 was $17 million, compared to a provision of $54 million and $142 million for the same periods in 2001. This represents a decrease of $38 million in the provision for income taxes for the three months ended June 30, 2002 and a decrease of $159 million in the provision for the six months ended June 30, 2002. Decreases in the provision for the quarter are primarily due to a reduction in income offset by an additional tax impact related to the impairment of WPD. In addition, 2001 results reflected a $32 million benefit related to our additional impairment charge for EDELNOR and there were higher taxes in 2002 related to net gains on asset sales. The year to date decrease is primarily due to restructuring charges taken in 2002, the decrease in income generated in North America in the first quarter of 2002 and additional provisions related to our consolidated tax position taken in the first quarter of 2001. This change was partially offset by additional taxes related to the gain on the sale of our investment in Bewag in February 2002 and additional taxes in 2002 related to SIPD.

     Minority interest. Minority interest for the three and six months ended June 30, 2002 was $18 million and $34 million, compared to $16 million and $30 million for the same periods in 2001. The increases of $2 million and $4 million were primarily attributable to higher income from Jamaica, Shajiao C and our Philippine operations offset somewhat by elimination of income after the sale of our investment in our Chilean subsidiary, EDELNOR.

Earnings

     Our consolidated net loss for the three and six months ended June 30, 2002, was $220 million ($0.55 per diluted share) and $226 million ($0.56 per diluted share), respectively, compared to net income of $124 million ($0.36 per diluted share) and $304 million ($0.88 per diluted share) for the corresponding periods of 2001. The decrease in net income of $344 million for the three months ended June 30, 2002 and the decrease in net income of $530 million for the six months ended June 30, 2002 from the same periods in 2001 are attributable to our business segments as follows:

   North America
    Net income for the North America Group totaled $68 million for the three months ended June 30, 2002 and net loss totaled $119 million for the six months ended June 30, 2002. This represents a decrease in income of $35 million and $396 million from the same periods in 2001. The decrease for the quarter is primarily attributable to decreased prices for natural gas and power and reduced generation primarily in the western U.S. and a net restructuring charge of $6 million offset by the write-off of $57 million of our investment in our Chilean subsidiary, EDELNOR, in the second quarter of 2001 and by the elimination of goodwill amortization in 2002. In addition, the decrease for the year is primarily attributable to a net restructuring charge of $300 million. In addition, 2001 net income includes a $147 million ($245 million pre-tax) provision for the uncertainties in the California power market recorded in the first quarter of 2001. The total amount of provisions made in relation to these uncertainties was $177 million ($295 million pre-tax). As of June 30, 2002, the total amount owed to us by the CAISO and the PX was $352 million.

  International
     Net loss for the International Group totaled $232 million for the three months ended June 30, 2002 and net income totaled $1 million for the six months ended June 30, 2002, a decrease of $298 million and $139 million, respectively, from the same periods in 2001. The decreases were primarily attributable to the write-down of our investment in WPD of approximately $306 million ($317 million pre-tax) in the second quarter of 2002. These decreases were also attributable to the net restructuring charges of $3 million and $46 million for the three and six months ended June 30, 2002, and lower income from operations of Bewag and SIPD due to our sale of those assets in 2002. These decreases were offset somewhat by the after-tax gain of $8 million from the sale of our interests in SIPD and Kogan Creek in the second quarter of 2002, the after-tax gain of $167 million from the sale of our interest in Bewag in the first quarter of 2002 and by the elimination of goodwill amortization and higher current year earnings from our Shajiao C venture due to forced outages in 2001. The year-to-date decreases were further offset by higher amounts received related to receivables recoveries that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition and higher 2002 earnings from CEMIG primarily due to a tariff settlement.

   Corporate
     After-tax corporate expenses produced a net loss from continuing operations of $56 million and $108 million for the three and six months ended June 30, 2002; an increase of $11 million for the second quarter and a decrease of $5 million for the six months ended June 30, 2002. The increased costs for the quarter resulted primarily from restructuring charges of $9 million and increased interest expense in 2002 on corporate borrowings used to fund working capital and construction. The year-to-date decrease resulted primarily from higher compensation in 2001 and additional tax provisions related to our consolidated tax position in 2001, offset somewhat by 2002 restructuring charges of $16 million and increased interest expense in 2002 on corporate borrowings used to fund working capital and construction.

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

   Operating Activities

      Net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows totaled $353 million for the six months ended June 30, 2002, as compared to $240 million for the same period in 2001. This increase was due to the following items:

o We made payments in the first quarter of 2001 to fuel suppliers and others of approximately $140 million, which were accrued in 2000 and related to amounts owed to us and not collected from the CAISO and California PX.

o We received $189 million of net cash collateral in the first six months of 2002, compared to a net payment of cash collateral of $145 million in the first six months of 2001. The receipts in 2002 were due primarily to a reduction in our energy marketing credit exposure as a result of lower prices in 2002 and expanding the use of our master netting agreements.

o We realized lower gross margins and a lower portion of our gross margin in cash during the first six months of 2002 compared to the first six months of 2001. This was attributable to higher prices and margins in 2001 as well as a shorter tenor in our energy marketing and risk management net positions in 2001.

     Excluding the effects of working capital reflected as "Changes in certain assets and liabilities, excluding effects from acquisitions" in our unaudited condensed consolidated statements of cash flows, our operating cash flows for the six months ended June 30, 2002 decreased by $406 million compared to the same period in 2001. This decrease was primarily attributable to the significant amount of cash realized in 2001 compared to 2002 due to higher prices and margins in 2001.

     For the six months ended June 30, 2002 and 2001, net income included the release of approximately $141 million in after-tax provisions recorded in connection with the PEPCO acquisition. Our after-tax funding obligation for the energy delivery and purchase agreements associated with this acquisition was $38 million for the first six months of 2002 compared to $156 million for the same period in 2001. The total after-tax assumed obligation recorded in purchase accounting was $1.4 billion, which was our estimate of actual after-tax cash payments we expected to make over the term of the contracts as a result of assuming the out-of-market contracts from PEPCO, based on future price and volume estimates at the time of our acquisition.

    Investing Activities

     Net cash provided by investing activities totaled $1,008 million for the six months ended June 30, 2002, as compared to net cash used in investing activities of $1,104 million for the same period in 2001. For the six months ended June 30, 2002, we received proceeds from the sale of our indirect interest in Bewag of approximately $1.63 billion and approximately $336 million from our other asset sales. These inflows were offset by capital expenditures of approximately $811 million. The 2001 investing activities included capital expenditures in North America, acquisition of an additional 18.8% interest in Bewag and the acquisition of our Jamaican subsidiary in March 2001. Cash flows from investing activities also include the repayment of notes receivable in the form of shareholder's loans to Shajiao C in the amount of $10 million in 2002 and $89 million in 2001. Of these amounts, we are entitled to approximately $9 million and $74 million respectively, after repayments to minority shareholders.

  Financing Activities

     Net cash used for financing activities totaled $1,263 million for the six months ended June 30, 2002, as compared to net cash provided by financing activities of $1,030 million for the same period in 2001. The decrease is primarily attributable to net borrowings in 2001 to finance acquisitions and construction activities compared to net repayments of long-term debt in 2002, much of which was completed using the proceeds received from the sale of our indirect interest in Bewag and other asset sales.

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

In 2002,Mirant announced its plan to sell additional assets, including WPD, to raise $700 million to $1 billion. Mirant's board has authorized the expenditure of up to $500 million for the repurchase of debt securities as the Company's liquidity permits through 2003.

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

   Common Stock

    The market price of our common stock at June 30, 2002 was $7.30 per share and the book value was $13.13 per share based on the 402,084,743 shares outstanding at June 30, 2002, representing a market-to-book ratio of 56%.

   Credit Ratings

      The following table presents the current credit ratings on Mirant and its subsidiaries from the three major rating agencies. The outlooks for all credit ratings are negative.

                                           S&P            Moody's        Fitch
                                          -----           -------     ----------
Mirant Corporation......................    BB             B1             BB
Mirant Americas Generation...............   BB             Ba3            BB
Mirant Mid-Atlantic......................   BB             Ba3            BB+
Mirant Americas Energy Marketing.........   BB             Ba3         Not rated
Mirant Trust I...........................    B             B3             B+

      On June 24, 2002, Fitch lowered its rating on Mirant's senior notes and convertible senior notes to BBB- from BBB, and on October 15, 2002, Fitch further lowered its rating on Mirant's senior notes and convertible senior notes to BB from BBB-. Fitch,s new ratings on Mirant securities each include a negative outlook. Fitch also lowered its rating on the following of the Company's subsidiaries or subsidiary issues: Mirant Trust I, Mirant Americas Generation and Mirant Mid-Atlantic.

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

    Suspended Construction

    In August 2002, we announced suspension in construction of the 298 MW natural gas-fired Mint Farm Generating Station in Longview, Washington due to weak market conditions. The project was about 60% complete and had an expected commercial operating date of June 2003. Costs incurred of $119 million included in "Construction work in progress" on Mirant's condensed consolidated balance sheet at June 30, 2002. The site will be maintained to preserve the completed work and allow for restart of construction when market conditions become more favorable.

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

   Available Liquidity and Related Debt to Capitalization Ratios

   The following table contains our available liquidity as of June 30, 2002 and December 31, 2001 (in millions):

                                                       Liquidity
                                         ---------------------------------------
                                          As of June 30,    As of December 31,
                                               2002                2001
                                         ------------------ --------------------
Cash at Mirant Corporation..........          $    397            $  406
Cash at subsidiaries................               560               454
Availability of credit facilities:
  Mirant Corporation...............                701               867
  Mirant Americas Generation........               227               227
  Mirant Canada Energy Marketing...                  4                18
Cash at subsidiaries not available for
   Immediate payment to parent (1).               (383)             (293)
                                                 -------          ---------
Total .............................           $  1,506            $1,679
                                                 =======          =========

(1) Represents estimated cash at the subsidiary level that is required for operating, working capital or investment purposes at the respective subsidiary and that is not available for immediate payment to Mirant Corporation.

     The following table contains some of our key debt to capitalization ratios as of June 30, 2002 and December 31, 2001:

                                                June 30,      December 31, 2001
                                                  2002
                                            ----------------- ------------------
  Recourse Debt /Total Recourse Capital.         35.3%              34.9%
  Total Debt /Total Capital.............         60.0%              62.3%
  Balance Sheet Debt/Balance Sheet
                                                 58.9%              61.8%
  Capital............................

 Total Debt is calculated as the sum of Short-term Debt, Current Portion of Long-term Debt, Notes Payable, Other Long-term Debt, and two balance sheet adjustments to reflect the operating lease at Mirant Mid-Atlantic and 89.9% "the guaranteed portion" of the drawn amounts on the equipment procurement facilities. The Mirant Mid-Atlantic operating lease figure represents the present value of the future lease payments discounted at 10%.Recourse Debt is calculated as the portion of Total Debt that is a direct obligation of Mirant Corporation or an obligation at a subsidiary that has a guarantee from Mirant Corporation. Total Capital is calculated as the sum of Total Debt (as defined above), Preferred Stock, Minority Interest in Subsidiaries, Company Obligated Mandatorily Redeemable Securities of a Subsidiary Holding Solely Parent Company Debentures, and Total Stockholders Equity.

   Debt

    The following table sets forth our short-term and long-term debt, excluding the effects of hedges, as of December 31, 2001 and June 30, 2002 (in millions):

                                                                       Recourse/      Stated
                                              December 31,  June 30,  Non-recourse   Interest                  Maximum
                                                  2001        2002                     Rate       Maturity    Balance *
                                              ----------------------  --------------------------------------------------
                                                  (in millions)                                              (in millions)
Short-term debt
    Mirant Canada Energy Marketing (has
       a Mirant Corp. guarantee)..............    $ 26       $ 42      Recourse           4.06%    Aug-02       $ 46
                                              ----------------------
         Total recourse short-term debt........     26         42
    Jamaica Public Service Company............       -          2      Non-recourse      10.85%    Nov-02
    Jamaica Public Service Company............       -          4      Non-recourse       9.75%    Mar-03
    Jamaica Public Service Company............       -          3      Non-recourse      10.00%    Oct-02
    Jamaica Public Service Company............      22         30      Non-recourse       9.00%    Apr-03
    Jamaica Public Service Company............       -          5      Non-recourse      10.00%    Dec-02
    Mirant Asia-Pacific Ltd - Mirant
      Asia-Pacific Singapore Pte Ltd..........       7          8      Non-recourse       5.00%  On demand
                                              ----------------------
      Total non-recourse short-term debt......      29         52
                                              ----------------------
    Total short-term debt.....................      55         94
Current portion of long-term debt
    Mirant Americas, Inc. - deferred
    acquisition price.........................      21         21      Recourse           0.00%    Oct-02
                                              ----------------------
        Total recourse current portion of
          long-term debt......................      21         21


    Mirant Asia-Pacific.......................     792         14      Non-recourse     L+3.75%    Jan-07**
    Mirant Holdings Beteiligungsgesellschaft
    term loan.................................     566          -      Non-recourse       5.14%    Jun-02
    Mirant Pagbilao project loan..............      23         20      Non-recourse      10.25%    Jan-07
    Mirant Pagbilao project loan..............       9          6      Non-recourse       9.75%    Jan-03
    Mirant Pagbilao project loan..............      34         31      Non-recourse      10.25%    Jan-07
    Mirant Pagbilao project loan..............       4          3      Non-recourse       9.50%    Jan-04
    Mirant Pagbilao project loan..............     122        111      Non-recourse       7.46%    Jan-07
    Mirant Pagbilao project loan..............      81         74      Non-recourse     L+2.15%    Jan-07
    Mirant Pagbilao project loan..............     101         92      Non-recourse       7.16%    Jan-07
    Mirant Sual project loan..................      19         17      Non-recourse       9.70%    Jul-06
    Mirant Sual project loan..................     352        335      Non-recourse       5.95%    Jan-12
    Mirant Sual project loan..................      37         36      Non-recourse       8.26%    Jan-12
    Mirant Sual project loan..................     105        100      Non-recourse       5.95%    Jan-12
    Mirant Sual project loan..................      30         28      Non-recourse       8.78%    Jan-12
    Mirant Sual project loan..................     102         97      Non-recourse       7.35%    Jan-12
    Mirant Sual project loan..................      28         27      Non-recourse      10.56%    Jan-12
    Mirant Sual project loan..................      37         36      Non-recourse       9.40%    Jan-12
    Mirant Sual project loan..................     117        104      Non-recourse     L+2.50%    Jan-06
    Mirant Asia-Pacific Ltd - Shajiao C.......       -          1      Non-recourse       0.00%    Jan-05
    West Georgia Generating Company...........       5          5      Non-recourse       3.53%    Dec-02
    Capital Leases - Jamaica.................        9          9      Non-recourse      12.51%    Aug-16
    Jamaica Public Service Company............       8          -      Non-recourse      10.00%    Feb-03
    Mirant Grand Bahamas .....................       1          1      Non-recourse     L+1.25%    Oct-02
    Grand Bahama Power Company................       1          1      Non-recourse     L+1.00%    Apr-03
    Grand Bahama Power Company................       -          1      Non-recourse     L+1.25%    Feb-03
                                              ----------------------
      Total non-recourse current portion of
        long-term debt........................   2,583      1,149
                                               ----------------------
    Total current portion of long-term debt...   2,604      1,170



Notes Payable
    Mirant Corporation senior notes ..........     200          200    Recourse           7.40%    Jul-04
    Mirant Corporation senior notes ..........     500          500    Recourse           7.90%    Jul-09
    Mirant Americas Energy Capital (has a
    Mirant Corporation guarantee)............      150          150    Recourse           4.06%    Sep-04
    Mirant Americas, Inc. - deferred
      acquisition price........................     22           22    Recourse           0.00%    Oct-03
    Mirant Americas, Inc. - deferred
     acquisition price........................      23           23    Recourse           0.00%    Oct-04
                                                   ----------------------
      Total recourse notes payable............     895          895

    Mirant Asia-Pacific.......................       -          240    Non-recourse     L+3.75%    Jan-07
    Mirant Americas Generation - senior notes.     500          500    Non-recourse      7.625%    May-06
    Mirant Americas Generation - senior notes.     850          850    Non-recourse      8.300%    May-11
    Mirant Americas Generation - senior notes.     400          400    Non-recourse      9.125%    May-31
    Mirant Americas Generation - senior notes.     300          300    Non-recourse       7.20%    Oct-08
    Mirant Americas Generation - senior notes.     450          450    Non-recourse       8.50%    Oct-21
    Mirant Americas Generation - credit
   facility..................................       -            -     Non-recourse     L+1.25%    Oct-04             50
    Mirant Americas Generation - credit
    facility..................................      73           73    Non-recourse     L+1.25%    Oct-04            250
    West Georgia Generating Company...........     140          140    Non-recourse       3.53%    Dec-03***
    Mirant Grand Bahamas .....................       9            9    Non-recourse     L+1.25%    Aug-06
    Mirant Grand Bahamas .....................       6            6    Non-recourse     L+1.25%    Aug-04
    Grand Bahama Power Company................      18           17    Non-recourse     L+1.00%    Apr-05
    Grand Bahama Power Company................      13           12    Non-recourse     L+1.25%    Feb-07
    Mirant Trinidad notes.....................      73           73    Non-recourse      10.20%    Jan-06
    Mirant Asia-Pacific Ltd - Shajiao C.......      27           26    Non-recourse       0.00%    Jan-05
    Unamortized debt premium/ discounts on
    notes.....................................      (3)          (3)   Non-recourse
                                              ----------------------
      Total non-recourse notes payable........   2,856        3,093
                                              ----------------------
    Total notes payable.......................   3,751        3,988

Other long-term debt
    Mirant Corporation convertible senior
       debentures.............................     750          750    Recourse           2.50%  Dec-21****
    Mirant Corporation CSFB 364-day Revolving
       Credit Facility........................   1,075          775    Recourse         L+1.05%    Jul-03          1,125
    Mirant Corporation CSFB 4-year Revolving
       Credit Facility........................       -            -    Recourse         L+1.00%    Jul-05          1,125
    Mirant Corporation Citibank C Credit
       Facility...............................       -          150    Recourse        L+0.975%    Apr-04            450
    Mirant Americas Development Capital.......       -           35    Recourse           3.38%    Apr-04
                                               ----------------------
      Total recourse other long-term debt.....   1,825        1,710

    Jamaica Public Service Company............       -            80   Non-recourse      11.90%    Aug-06
    Jamaica Public Service Company............       -            51   Non-recourse      10.75%    Sep-06
    Jamaica Public Service Company............       -             1   Non-recourse      10.00%    Feb-05
    Jamaica Public Service Company............     125             2   Non-recourse       4.50%    Dec-30
    Mirant Curacao Investments - deferred                                                0.00%
       acquisition price.....................        -             9   Non-recourse                Apr-05
    Capital Leases - Americas / Zeeland.......      10            11   Non-recourse       9.50%    Dec-12
    Capital Leases - Jamaica..................     108           112   Non-recourse      12.51%     2016
                                              ----------------------
      Total non-recourse other long-term debt.     243           266
                                              ----------------------
    Total other long-term debt................   2,068         1,976

TOTAL RECOURSE DEBT.........................     2,767         2,668
TOTAL NON-RECOURSE DEBT.....................     5,711         4,560
                                              ----------------------
TOTAL BALANCE SHEET DEBT....................   $ 8,478        $7,228
                                              ======================


* Maximum Balance is provided for revolving credit facilities. This number reflects the total amounts available under each facility for bank draws and letters of credit.
** Facility was refinanced in January and March 2002.
*** After the initial maturity in December 2003, all cash generated by the project is used to repay indebtedness until final maturity in 2009.
**** The holders may require us to purchase all or a portion of their debentures on June 15, 2004, June 15, 2006, June 15, 2011 and June 15, 2016 at a price equal to 100% of the principal amount of the debentures to be purchased plus accrued and unpaid interest to such purchase date.

                                       63

     We have revolving credit facilities with various lending institutions totaling approximately $3.2 billion of commitments. At June 30, 2002, commitments utilized under such facilities (including drawn amounts and letters of credit) totaled $2.26 billion and are comprised of the following: commitments of $42 million drawn under the facility expiring in 2002, commitments of $775 million drawn or utilized under facilities expiring in 2003 (which included amounts outstanding under Mirant Corporation's 364-Day Credit Facility with an initial termination date of July 2002) and commitments of $1.447 billion drawn or utilized under the facilities expiring in 2004 and beyond.

     In July 2002, Mirant Corporation fully drew the commitments under its $1.125 billion 364-Day Credit Facility and elected to convert all revolving credit advances outstanding into a term loan maturing in July 2003. Effective with our third quarter reporting, this Facility will be reclassified from long-term debt to short-term debt as it will be due within 12 months. The Company expects that this reclassification will potentially cause the Company to have a negative working capital balance. In order to mitigate concerns about a negative working capital balance, the Company is evaluating various potential financing transactions to repay and/or refinance the Facility prior to its maturity. As a result of present market conditions and other factors, including reaudit of its historical financial statements, Mirant cannot provide assurance that it will be successful in entering into a new credit facility. If Mirant is successful in entering into a new credit facility, it expects the facility will likely be smaller and will have higher pricing and more restrictive terms than the current facility.

     In July 2002, Mirant Corporation and Mirant Americas Generation drew down most of their available revolving credit commitments. The schedule below summarizes the outstanding borrowings under the credit facilities held by Mirant Corporation and its subsidiaries as of September 30, 2002 (in millions).

                                          Drawn Amount
                                        excluding Letters   Letters of Credit
 Company                                    of Credit          Outstanding
                                        ------------------- -------------------
 Mirant Corporation ....................     $ 1,551(1)             $1,048
 Mirant Americas Generation.............         300                    -
 Mirant Canada Energy Marketing.........          44                    -
 Mirant Americas Energy Capital.........         150                    -
(1)Amount includes fully drawn commitments under Mirant's $1.125 billion 364-Day Credit Facility that was converted in July 2002 to a term loan maturing in July 2003.

    Except for the credit facility of Mirant Canada Energy Marketing, an indirect wholly owned subsidiary of Mirant Corporation, borrowings under these revolving facilities are recorded as long-term debt in the unaudited condensed consolidated balance sheet as of June 30, 2002. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments. The schedule below summarizes amounts available on these facilities held by Mirant Corporation and the specified subsidiaries as of December 31, 2001, June 30, 2002 and September 30, 2002 (in millions).

                                                               Amount Available
                                            --------------------------------------------------------
  Company                        Facility                                            December 31,
                                 Amount      September 30, 2002  June 30, 2002          2001
  ----------------------------------------- ------------------- ------------------- ----------------
  Mirant Corporation *...........   $2,700         $101               $ 701             $  867
  Mirant Americas Generation ....      300            -                 227                227
  Mirant Canada Energy Marketing.       46            1                   4                 18
  Mirant Americas Energy Capital.      150            -                   -                  -
                                 ---------- ------------------- ------------------- ----------------
     Total.......................   $3,196        $ 102                $932             $1,112
                                 ========== =================== =================== ================

* At June 30, 2002, there was $1,999 million of utilized commitments which included $1,074 million of letters of credit outstanding compared to $1,833 million of utilized commitments which included $758 million of letters of credit outstanding at December 31, 2001. At September 30, 2002, there was $2,599 million of utilized commitments which included $1,048 million of letters of credit outstanding.

     Each of Mirant's credit facilities contains various covenants including, among other things, (i) limitations on (a) dividends, redemptions and repurchases of capital stock, (b) the incurrence of indebtedness and liens and
(c) limitations on the sale of assets, and (ii) affirmative covenants to (a) provide annual audited and quarterly unaudited financial statements prepared in accordance with US GAAP and (b) comply with legal requirements in the conduct of its business. In addition to other covenants and terms, each of Mirant's credit facilities includes minimum debt service coverage and a maximum leverage covenant. As of June 30, 2002, there were no events of default under such credit facilities.

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

     Mirant Canada Energy Marketing has extended its credit facility to June 30, 2003. The revolving credit facility of approximately $46 million (denominated as 70 million Canadian dollars) had outstanding borrowings of $42 million, at an interest rate of 4.06% at June 30, 2002. The credit facility is guaranteed by Mirant Corporation and is secured by a letter of credit in the amount of $46 million and security interests in the real and personal property of Mirant Canada Energy Marketing.

     In February 2002, Mirant, Mirant Americas Energy Marketing, Perryville, the lenders under its credit facility, entered into the following transactions:
(i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement, (iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing lowered the ratings threshold in the tolling agreement with respect to Mirant, related to the ratings below which Mirant Americas Energy Marketing has agreed to post a letter of credit or other credit support, and (iv) the parties agreed to certain additional terms in support of the syndication of the credit facility. In June 2002, Mirant completed the sale of its 50% ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant as repayment of its subordinated loan, invested capital to date and other miscellaneous costs. At such time, Mirant agreed to make a $25 million subordinated loan to the project. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. The obligations retained by Mirant which are not subject to indemnity relate primarily to the existing 20-year tolling agreement with Mirant Americas Energy Marketing as described in "--Contractual Obligations and Commitments - Energy Marketing and Risk Management."

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

    The following table provides a summary of the factors impacting the change in net fair value of the energy marketing and risk management asset and liability accounts during the six months ended June 30, 2002 (in millions).

 Net fair value of portfolio at December 31, 2001.......................$   (76)
 Gains (losses) recognized in the period, net (1).......................    222
 Contracts settled during the period, net...............................   (134)
 Change in fair value as a result of a change in valuation technique (2)      -
 Other changes in fair value, net (3)....................................   (23)
 Deferred option premiums, net...........................................    76
                                                                        --------
 Net fair value of portfolio at June 30, 2002........................... $   65
                                                                        ========
(1) This amount includes approximately $11.5 million which represents management's estimate of initial value of new contracts entered into in the first six months of 2002.
(2) Mirant's modeling methodology has been consistently applied through the second quarter of 2002.
(3) Consists primarily of purchase accounting and other adjustments to energy marketing and risk management assets (liabilities).

     The fair values and average values of our energy marketing and risk management assets and liabilities, net of credit reserves, as of June 30, 2002 are included in the following table (in millions). The average values are based on a monthly average for 2002.

                                                                                         Net Energy Marketing
                              Energy Marketing and Risk    Energy Marketing and Risk     and Risk Management
                                 Management Assets          Management Liabilities       Assets (Liabilities)
                           ------------------------------ --------------------------- --------------------------
                               Average      Value at        Average        Value at           Net Value at
                                Value     June 30, 2002      Value       June 30, 2002       June 30, 2002
Energy commodity            ------------ ----------------- ------------- -------------- --------------------------
  Instruments:
Electricity.................   $  503        $  492           $  403           $  389              $   103
Natural gas.................    1,033         1,306            1,148            1,347                  (41)
Crude oil...................       11            19               11               18                    1
Other.......................       36            24               36               22                    2
  Total.....................  ---------- -----------------  ----------------  ------------  -----------------------
                               $1,583        $1,841           $1,598           $1,776              $    65
                              ========== =================  ================  ============  =======================

     The following table represents the net energy and risk management assets and liabilities by tenor, complexity and liquidity. As of June 30, 2002, approximately 88% of the Net Value at 2003, excluding the prepaid gas transaction discussed below, was calculated using low complexity models with high price discovery. These include forwards, swaps and options at actively traded locations. Also, as of June 30, 2002, approximately 80% of the Net Value at 2003, excluding the prepaid gas transaction discussed below, was expected to be realized by the end of 2003. Examples of medium and high complexity models include natural gas storage and transportation renewal options, respectively.

                                       Fair Value of Energy Marketing and Risk Management
                                           Assets and Liabilities as of June 30, 2002
                                                       (in millions)
                   --------------------------------------------------------------------------------------------------
                    Low Complexity Models      Medium Complexity Models         High Complexity Models
                       Price Discovery              Price Discovery                Price Discovery
                   ------------------------- ------------------------------ ------------------------------- ---------
                   High    Medium     Low    High    Medium        Low         High     Medium     Low      Total
                   ----    ------     ---    -----   ------        ---         ----     ------     ---      -----
2002                $ 91      $ 3     $(2)    $25   $   -       $   -       $    1      $   -      $   -    $  118
2003                  84       13       5       9       1           -            -          -          1       113
2004                  24      (11)      2       -       4           1            -          -          -        20
2005                  24       (4)    (17)      -       -           4            -          -          -         7
2006                  33       (1)    (20)      -       -           4            -          -          -        16
Thereafter ....        -        4     (26)      -      12          26            -          -          -        16
                   -----   ---------  ----   -----   -------     ------       ------     ------     ------   -------
Net assets
excluding
prepaid gas
transaction...     $ 256      $ 4     $(58)   $34    $ 17        $ 35          $ 1        $ -     $    1     $ 290
                    =====     =====   =====   ====   =====       =====         =====      =====    ======
Adjustment for
prepaid gas
transaction (1)                                                                                              ($225)
                                                                                                            -------
 Net assets...                                                                                                $ 65
                                                                                                             ======
Model Complexity:
o    Low - Transactions  involving exchange,  or exchange  look-a-like  products with no operational or other constraints.
o    Medium - Transactions  involving some  operational  constraints,  but where these constraints are not the primary drivers of value/risk.
o    High  -  Transactions   involving  much  more  complex  operational  and/or
     contractual  constraints,  incorporating  factors such as temperature,  and where these items can be the primary drivers of value/risk.
Level of Price Discovery:
o    High -  Large,  liquid  markets  with  multiple  daily  third-party  and/or exchange settled price quotes available.
o    Medium - Less liquid markets with periodic external price quotes available, or price  levels  which are  validated,  on a daily  basis,  indirectly  as temporal and/or locational spreads off of "High" price discovery data.
o    Low - Illiquid  markets with little or no external  price quotes,  or where the underlying  transactions  constitute a large portion of the totality of the transactions in the market.

1.   In October 2001, the Company entered into a prepaid gas transaction  with a counterparty  and a  simultaneous  natural  gas  swap  with  a  third-party independent  to the prepaid gas  transaction.  The prepaid gas  transaction resulted  in the receipt of  payments  in 2001 in  exchange  for  financial settlements to be made over a future three-year  period.  Approximately 10%
     of  the  contract   notional   quantity  will  settle  in  2002  and  2003,
     respectively,  and the  remaining  80% will  settle in 2004  based on fixed notional  quantities  of gas defined in the  agreement at natural gas index prices on the date of each  settlement.  The natural gas swap served to fix the price of the gas to be settled under the prepaid gas agreement.  At the date the transaction was consummated, the notional fixed future natural gas settlements  totaled  approximately $250 million and the fair value of such
     gas settlements was  approximately  $225 million.   Since this  transaction
     results  in fixed  payments  through  2004 and no market  price risk to the
     Company, its impact has been disclosed separately above.

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

    Mirant Corporation had approximately $906 million trade credit support commitments outstanding as of June 30, 2002, which included $614 million of letters of credit, $3 million of net cash collateral posted and $289 million of parent guarantees.

     Mirant Corporation has also guaranteed the performance of its obligations under a multi-year agreement entered into by Mirant Americas Energy Marketing with Brazos. Under the agreement, effective January 1999, Mirant Corporation provides all the electricity required to meet the needs of the distribution cooperatives served by Brazos. Mirant Corporation is entitled to the output of Brazos' generation facilities and its rights to electricity under power purchase agreements Brazos has entered into with third parties. Mirant Corporation's guarantee was $60 million at June 30, 2002, a decrease of $5 million from December 31, 2001. Mirant Corporation is subject to regulatory and commercial risks under this energy requirements contract. Mirant Corporation believes that it has adequately provided for the potential risks related to this contract, which terminates at the end of 2003; however, no assurance can be given that additional losses will not occur.

     Mirant Corporation also has a guarantee related to Pan Alberta Gas of $64 million issued in 2000 and outstanding at June 30, 2002.

     Vastar, a subsidiary of BP, and Mirant Corporation had issued financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant Corporation has agreed to indemnify BP against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At June 30, 2002, such guarantees amounted to approximately $85 million.

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

    Turbine Purchases and Other Construction-Related Commitments

     During the six months ended June 30, 2002, Mirant committed itself to a strategic business plan designed to reduce capital spending and operating expenses. As a result, the Company recorded restructuring charges during the six months ended June 30, 2002 related to these changes. The reduced capital spending plan results in material changes to Mirant's commitments under its turbine purchase agreements and its turbine procurement facilities. Mirant has canceled and intends to cancel certain turbines under its purchase agreements and its off-balance sheet equipment procurement facilities by March 31, 2003.

The commitments for turbines that Mirant has canceled and intends to cancel are included in Mirant's restructuring charge, and Mirant plans to formally terminate the orders for these turbines at various times within one year of the restructuring commitment date. Until these termination orders are issued Mirant continues to have the option to purchase the turbines.

     As of June 30, 2002, Mirant had agreements to purchase 35 turbines (26 gas turbines and 9 steam turbines) to support the Company's ongoing and planned construction efforts (see table below). In addition Mirant's other construction-related commitments totaled approximately $758 million at June 30, 2002.

     In addition to these commitments, Mirant, through certain of its subsidiaries, has two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to two separate, independent third-party owners. For the first facility, which is a $1.8 billion notional value facility, remaining contracts for 42 turbines (28 gas turbines and 14 steam turbines) have been assigned to a third-party trust. For the second facility, which at June 30, 2002 was a Euro 550 million (approximately $544 million) notional value facility, remaining contracts for four engineered equipment packages ("power islands") have been assigned to a third-party owner incorporated in the Netherlands.

     As part of its strategic restructuring, Mirant negotiated certain deferrals under both equipment purchase facilities. Because the term of the deferred fabrication period for certain turbines included in the $1.8 billion notional value facility exceeds the agreed fabrication period as permitted within the equipment procurement facilities, the Company will not have the option to enter into a lease arrangement for this equipment, thereby forcing Mirant to exercise its purchase option. Consequently, Mirant has included a $35 million liability for these turbines on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2002, Mirant Corporation's guarantees in connection with the equipment procurement facilities, including certain payment obligations were approximately $406 million with respect to the turbines for which the facilities have a contractual obligation (excluding the $35 million which is now included in "Other long-term debt" on its unaudited condensed consolidated balance sheet). The $406 million was based on the drawn amounts related to all turbines and power islands (including those to be terminated) included in the equipment procurement facilities as of June 30, 2002.

     The table below presents the components of Mirant's commitments on its contracts and procurement facilities related to turbines and power islands.

                                                   Purchase        Procurement
                                                  Commitments      Facilities      Total Turbines &
Turbine Count                                      (Turbine)       (Turbines)       Power Islands
                                                 --------------- ---------------- -------------------
Total contracted turbines/power islands at
   December 31, 2001.......................             48              55              103
Turbines/power islands terminated during
   the six months ended June 30, 2002......             (8)             (9)             (17)
Turbines/power islands placed in service
   during the six months ended June 30, 2002            (5)              -               (5)
                                                 ----------        -------        ----------
   Total contracted turbines/power islands at
     June 30, 2002.........................             35              46               81
Turbines / power islands to be terminated
    or sold in the future per Restructuring            (11)            (35)             (46)
                                                  ---------         -------        ---------
   Total remaining contracted turbines / power
     islands at June 30, 2002 (after                    24              11               35
                                                    ======           =====            =====
Restructuring)..............................
        Commitments for Remaining Contracted
         Turbines / Power Islands after
        Restructuring (in millions)
Total commitments at June 30, 2002 ........           $45             $510             $555
Cost to terminate at June 30, 2002..........         $  7             $205             $212

   Long-Term Service Agreements

     We have entered into long-term service agreements for the maintenance and repair by third parties of many of our combustion-turbine generating plants. Generally these agreements may be terminated at little or no cost in the event that the shipment of the associated turbine is canceled. As of June 30, 2002, the minimum termination amounts for long-term service agreements associated with completed and shipped turbines were $546 million. As of June 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $692 million. These commitments are payable over the course of each agreement's term. The terms are projected to range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

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

   Obligations Under Energy Delivery and Purchase Commitments

     Under the asset purchase and sale agreement for the PEPCO generating assets, we assumed and recorded net obligations of approximately $2.3 billion representing the fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements, which consist of five power purchase agreements ("PPAs") and two transition power agreements ("TPAs"). The PPAs are for a total capacity of 735 MW and expire over periods through 2021. At June 30, 2002, the estimated commitments under the PPA agreements were $1.58 billion based on the total MW commitment at contractual prices. The TPA agreements state that we will sell a quantity of megawatthours over the life of the contracts based on PEPCO's load requirements and expire in January 2005. As actual megawatthours are purchased or sold under these agreements, we release a ratable portion of the obligation into gross margin. For the three and six months ended June 30, 2002, we released approximately $121 million and $234 million, pre-tax, respectively. As of June 30, 2002, the obligations recorded in the unaudited condensed consolidated balance sheet for the TPAs and PPAs totaled $1,105 million and $500 million, respectively, of which $469 million and $65 million, respectively, are current.

     Other obligations under various agreements of approximately $144 million are also included in the unaudited condensed consolidated balance sheet.

  Fuel Commitments

     Mirant has a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the monthly spot rate then prevailing at each delivery point. Because this contract is based on the monthly spot price at the time of delivery, Mirant has the ability to sell the gas at the same spot price, thereby offsetting the full amount of its commitment related to this contract. Effective July 26, 2002, Mirant and BP have restructured this contract. The contract term has been extended to December 31, 2009, unless terminated sooner. Mirant has the ability to reduce the purchase obligation on this contract annually. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices is $2.2 billion as of September 30, 2002. The contract is now subject to the North American Master Netting Agreement between Mirant and BP, dated December 1, 2001 (the "Master Netting Agreement") and a new collateral annex to the Master Netting Agreement. Together, the Master

Netting Agreement and Collateral Annex provide that the amounts due to BP under the contract will be netted against payments due between Mirant and BP under various other gas and power contracts, and that collateral will be posted by one party to the other based on the net amount of exposure.

     We have fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $554 million at June 30, 2002. These agreements will continue to be in effect through 2012.

In addition, in April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices it is expected that the annual purchase commitment will be approximately $100 million.

     In July 2002, in conjunction with the commencement of Mirant Mid-Atlantic's minimum synthetic fuel purchase commitments, Mirant Americas Energy Marketing arranged for the synthetic fuel supplier to contract with the coal supplier to purchase coal directly from the supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal purchased by Mirant Americas Energy Marketing under the contracts, which are included in the fixed volumetric purchase commitment of $554 million noted above.

   Operating Leases

     We have commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $40 million and $32 million during the three months ended June 30, 2002 and 2001, respectively, and approximately $76 million and $62 million during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, estimated minimum rental commitments for non-cancelable operating leases were $3.63 billion. Of this amount, we have approximately $2.9 billion in total notional minimum lease payments for the remaining life of the leases related to the PEPCO acquisition. The leases are treated as operating leases for accounting purposes whereby one of our subsidiaries records periodic lease rental expenses.

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

Litigation and Other Contingencies

     Reference is made to Notes I and L to the financial statements filed as part of this Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

o        Western Power Markets Investigations
o        California Attorney General Litigation
o Defaults by SCE and Pacific Gas and Electric and the Bankruptcies of Pacific Gas and Electric and the PX
o        RMR Agreements
o        Western Power Markets Price Mitigation and Refund Proceedings
o        DWR Power Purchases
o        California Rate Payer Litigation
o        Shareholder Derivative Litigation
o        Shareholder Litigation
o        SEC Informal Investigation and U.S. Department of Justice and CFTC
         Inquiries
o        Enron Bankruptcy Proceedings
o        State Line
o        Edison Mission Energy Litigation
o        Panda Brandywine, L.P. Power Purchase Agreement
o        Environmental Information Requests

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

     For the six months ended June 30, 2002, the average VaR, using various holding periods and a 95% confidence interval, was $35.1 million and the VaR as of June 30, 2002, was $43.8 million, compared to $54.4 million and $45.9 million for the same periods in 2001. In order to enable comparison on a common base with our peers in the sector, we also report the portfolio VaR levels using a one-day holding period for all positions and commitments in our portfolio. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio VaR was $14.2 million at June 30, 2002 and the average over the six months ended June 30, 2002 was $11.5 million, compared to $15.2 million and $17.5 million for the same periods in 2001. During the six months ended June 30, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation three times, which falls within our 95% confidence interval. During the second quarter of 2002, we implemented a new trading system to administer our natural gas transactions. As a result, the natural gas component of our total VaR calculation was held constant for a period of approximately 45 days. We believe this was a reasonable estimate of our average VaR calculations for 2002 and we would not have had additional instances of exceeding our VaR limits if the natural gas portion of the total VaR calculation would not have been held flat. In addition to VaR, we utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components. In stress testing, we stress both the price and volatility curves for the entire portfolio in 10% increments to determine the effects on the fair value.

     The fair values of our energy marketing and risk management assets recorded in the unaudited condensed consolidated balance sheet at June 30, 2002, were comprised primarily of approximately 27% electricity and 71% natural gas. The fair values of our energy marketing and risk management liabilities recorded in the unaudited condensed consolidated balance sheet at June 30, 2002, were comprised primarily of approximately 22% electricity and 76% natural gas. Because of the expected contraction in our natural gas trading and marketing activities, the percentage of natural gas positions would be expected to decline.

Credit Risk

     In conducting our energy marketing and risk management activities, we regularly transact business with a broad range of entities and a wide variety of end users, energy companies and financial institutions. To examine and manage credit risk, we look at credit risk from our stance as being exposed to potential default by our counterparties. Credit risk is measured by the loss we would record if our counterparties failed to perform pursuant to the terms of their contractual obligations, and the value of collateral held by us, if any, was not adequate to cover such losses. We have established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral and use master netting agreements whenever possible to mitigate our exposure to counterparty credit risk. Master netting agreements enable us to net certain assets and liabilities by counterparty. We also net across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, we may require counterparties to pledge additional collateral when deemed necessary. We try to manage the portfolio of our positions such that the average credit quality of our portfolio falls inside an authorized range. We use published ratings of counterparties to guide us in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. Where external ratings are not available, we conduct internal assessments of counterparties. The average credit quality is monitored on a regular basis and reported to the risk oversight committee on a periodic basis together with steps initiated to bring credit exposures into line within the authorized range. The weighted average credit rating of the counterparties, based on outstanding balances and management's internal assessment, included in the net fair value of our energy marketing and risk management assets was BBB+ at June 30, 2002 and September 30, 2002.

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

     As of June 30, 2002, no amounts owed from a single customer represented more than 10% of Mirant's total credit exposure. Our total credit exposure is computed as total accounts and notes receivable, adjusted for energy marketing, risk management and derivative hedging activities and netted against offsetting payables and posted collateral as appropriate. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

     We also utilize currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. From time to time we also utilize cross-currency swaps that offset the effect of exchange rate fluctuations on foreign currency denominated debt and fix the interest rate exposure. Certain other assets are exposed to foreign currency risk. We designate currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. When these hedging strategies qualify as cash flow hedges, the gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings in the same revenue or expense category as the hedged transaction.

   Interest Rate and Currency Derivatives

     The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On virtually all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives mitigate Mirant's exposure arising from certain foreign currency transactions, such as cross border sales and foreign equity investments.



                             Year of Maturity                          Number of        Notional      Unrealized
           Type               or Termination     Interest Rates     Counterparties       Amount        (Loss) Gain
--------------------------- -------------------- ---------------- -------------------- ------------ ------------------
                                                                                               (in millions)
Interest rate swaps....          2003-2012         3.85%-7.12%             3                 $549    $      (48)
Currency forwards......          2002-2004              -                  3              1CAD163            (1)
                                   2003                 -                  1            (pound)58            (8)
                                 2002-2003              -                  1                 2$13             1
                                                                                                      ----------
                                                                                                     $      (56)

(pound) - Denotes British pounds sterling
CAD - Denotes Canadian dollar
1 CAD contracts with a notional amount of CAD153 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met. 2 USD contracts are utilized by a foreign subsidiary to hedge U.S. dollar denominated sales contracts.

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

PART II     OTHER INFORMATION

Item 1.       Legal Proceedings

     The discussions concerning the following legal matters is hereby incorporated by reference from Notes I and L to the consolidated financial statements that are a part of this quarterly report:

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

Item 4.        Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on April 25, 2002. The following resolutions were voted upon at this meeting:

     (1) Each nominee for director of Mirant for the term ending 2005 received the requisite plurality of votes. The vote tabulation was as follows:

     Nominees                                Shares for        Shares Withheld
     --------                                ----------        ---------------
     A. W. Dahlberg                          336,535,961          5,443,747
     Stuart E. Eizenstat                     334,622,414          7,357,294

     (2) Other directors whose term of office as director continued after our annual meeting were A. D. Correll, Carlos Ghosn, S. Marce Fuller, David J. Lesar, James F. McDonald and Ray M. Robinson.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.
         ----------

10.66    Employee Retention Agreement with John W. Holden
15       KPMG Awareness Letter to Mirant Corporation


(b)  Reports on Form 8-K.
     --------------------

     During the quarter ended June 30, 2002, we filed a Current Report on Form 8-K dated May 15, 2002. Items 4 and 7 were reported and no financial statements were filed.

     During the quarter ended June 30, 2002, we filed a Current Report on Form 8-K dated June 27, 2002. Items 5 and 7 were reported and no financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT CORPORATION




    By  /s/ Raymond D. Hill
        --------------------------------------
          Raymond D. Hill
          Executive Vice President and
          Chief Financial Officer
          (Principal Financial Officer)

                                                          Date: November 7, 2002

================================================================================

                                 CERTIFICATIONS

I, Marce Fuller, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Mirant Corporation;

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




Date: November 7, 2002                   /s/ S. Marce Fuller
                                         --------------------------
                                             S. Marce Fuller
                                             President, Chief Executive Officer
                                            (Principal Executive Officer)


--------------------------------------------------------------------------------


I, Raymond Hill, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Mirant Corporation;

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


Date: November 7, 2002                  /s/ Raymond D. Hill
                                        -------------------------------
                                            Raymond D. Hill
                                            Executive Vice President and
                                            Chief Financial Officer
                                           (Principal Financial Officer)