Form 10-Q
period 2002-09-30
MIRANT CORP
filed 2002-12-23
CIK 1010775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _____TO_____

                        COMMISSION FILE NUMBER: 001-16107

                               MIRANT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                     58-2056305
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1155 Perimeter Center West, Suite 100, Atlanta, Georgia                 30338
       (Address of Principal Executive Offices)                      (Zip Code)

                                 (678) 579-5000

              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, par value
             $0.01 per share, at December 16, 2002 was 403,910,772.

                       MIRANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
DEFINITIONS                                                                                                    1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                                     2
                         PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements (Unaudited):
        Condensed Consolidated Statements of Income                                                            4
        Condensed Consolidated Balance Sheets                                                                  5
        Condensed Consolidated Statement of Stockholders' Equity                                               7
        Condensed Consolidated Statements of Cash Flows                                                        8
        Notes to the Condensed Consolidated Financial Statements                                               9
        Independent Accountants' Review Report                                                                50
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition                 51
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                            80
Item 4. Controls and Procedures                                                                               83
                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                     85
Item 2. Changes in Securities and Use of Proceeds                                                   Inapplicable
Item 3. Defaults Upon Senior Securities                                                             Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                         Inapplicable
Item 5. Other Information                                                                           Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                      85
Signatures
Certifications

                                   DEFINITIONS

TERM                                MEANING
----                                -------
APB                                 Accounting Principles Board
AQC                                 Allied Queensland Coalfields Pty Ltd.
Bewag                               Bewag AG
BP                                  BP p.l.c.
CAISO                               California Independent System Operator
CEMIG                               Companhia Energetica de Minas Gerais
Cleco                               Cleco Midstream Resources, LLC
the Company                         Mirant Corporation and its subsidiaries
CPUC                                California Public Utilities Commission
DWR                                 California Department of Water Resources
EITF                                Emerging Issues Task Force
Enron                               Enron Corporation and its affiliates
EPA                                 U. S. Environmental Protection Agency
FASB                                Financial Accounting Standards Board
FERC                                Federal Energy Regulatory Commission
Fitch                               Fitch, Inc.
GAAP                                Generally accepted accounting principles
Hyder                               Hyder Limited
IPP                                 Independent Power Producers
JPSCo                               Jamaica Public Service Company Limited
Kogan Creek                         MAP Australia (BVI) Limited
LIBOR                               London Interbank Offering Rate
Mirant Americas                     Mirant Americas, Inc.
Mirant Americas Energy Marketing    Mirant Americas Energy Marketing, L. P.
Mirant Americas Energy Capital      Mirant Americas Energy Capital, LP
Mirant Americas Generation          Mirant Americas Generation, LLC
Mirant Asia-Pacific                 Mirant Asia-Pacific Ventures, Inc.
Mirant Canada Energy Marketing      Mirant Canada Energy Marketing, Ltd.
Mirant                              Mirant Corporation and its subsidiaries
Mirant Delta                        Mirant Delta, LLC
Mirant Mid-Atlantic                 Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant New England                  Mirant New England, LLC
Mirant New York                     Mirant New York, Inc., Mirant New York
                                      Investments, Inc., and subsidiaries
Mirant Potrero                      Mirant Potrero, LLC
Moody's                             Moody's Investors Service
MW                                  Megawatts
Neenah                              Mirant Corporation's Neenah generating facility
NPC                                 National Power Corporation
OCI                                 Other comprehensive income
OTC                                 Over-the-counter
Pacific Gas and Electric            Pacific Gas and Electric Co.
PEPCO                               Potomac Electric Power Company
Perryville                          Perryville Energy Partners, LLC
PX                                  California Power Exchange Corporation
RMR                                 Reliability-Must-Run
SCE                                 Southern California Edison
SEC                                 Securities and Exchange Commission
SFAS                                Statement of Financial Accounting Standards
Shajiao C                           Guangdong Guanghope Power Company Limited
SIPD                                Shandong International Power Development
                                       Company Limited
Southern                            Southern Company
S&P                                 Standard & Poor's
State Line                          State Line Energy, L.L.C.
Vastar                              Vastar Resources Inc.
WPD                                 Western Power Distribution group headed by
                                       WPD 1953 Limited

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

      Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

- legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry;

- the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;

- our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

- political, legal and economic conditions and developments and state, federal and other rate regulations in the United States and in foreign countries in which our subsidiaries and affiliates operate;

- changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

- financial market conditions and the results of our financing or refinancing efforts;

- changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates;

-     weather and other natural phenomena;

- developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;

- the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war;

- the direct or indirect effects on our business resulting from the financial difficulties of competitors of Mirant, including, but not limited to, their effects on liquidity in the trading and power industry, and their effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past;

- the direct or indirect effects on our business of a further lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us;

- the disposition of the pending litigation described in our Form 10-K/A filed on March 11, 2002, our Form 10-Q filed on May 13, 2002, as amended on November 7, 2002, our Form 10-Q filed on November 7, 2002, our Form 8-K filed on June 27, 2002 and this Form 10-Q;

- the direct or indirect effects of the accounting issues discussed in Note A in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q and the additional issues arising from the weaknesses identified by the internal control and procedures review discussed in Item 4 of Part I of this Form 10-Q;

- the direct or indirect ramifications of the results of the reaudit of our 2000 and 2001 financial statements and the restatements that will be required as a result of these reaudits including potential effects on our financing arrangements and refinancing efforts;

- the direct or indirect effects of inquiries by the U.S. Securities & Exchange Commission and the U.S. Department of Justice and the Commodities Futures Trading Commission regarding, among other things, the accounting issues described in the Company's July 30 and August 14, 2002 press releases and energy trading issues;

- the direct or indirect effects on our business of our or our subsidiaries' failure to timely file our or their Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002; and

- other factors discussed in this Form 10-Q and in our reports filed from time to time with the SEC (including our Form 10-K filed on March 11, 2002, as amended by Form 10-K/A, filed on March 11, 2002, our Form 10-Q filed on May 13, 2002, as amended by Form 10-Q/A, filed on November 7, 2002 and our Form 10-Q filed on November 7, 2002).

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

                       MIRANT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         For the Three Months   For the Nine Months
                                                          Ended September 30,   Ended September 30,
                                                           2002       2001       2002        2001
                                                          -------    -------    -------    -------
                                                              (in millions, except per share data)
OPERATING REVENUES (NOTE A):                              $ 2,258    $ 2,484    $ 4,981    $ 7,049
                                                          -------    -------    -------    -------
OPERATING EXPENSES (NOTE A):
Cost of fuel, electricity and other products, excluding
   depreciation                                             1,473      1,611      3,027      4,593
                                                          -------    -------    -------    -------
GROSS MARGIN                                                  785        873      1,954      2,456
                                                          -------    -------    -------    -------
OTHER OPERATING EXPENSES:

Depreciation and amortization                                  82         98        236        275
Maintenance                                                    31         30         92         98
Selling, general and administrative                           172        178        479        653
Impairment loss (Note D)                                      204          3        204         96
Restructuring charges (Note H)                                  8         --        598         --
Gain on sales of assets, net (Note H)                          (5)        --        (33)        --
Other                                                         137        116        363        370
                                                          -------    -------    -------    -------
Total other operating expenses                                629        425      1,939      1,492
                                                          -------    -------    -------    -------
OPERATING INCOME                                              156        448         15        964
                                                          -------    -------    -------    -------
OTHER (EXPENSE) INCOME, NET:
Interest income                                                28         29         60        117
Interest expense                                             (128)      (141)      (354)      (423)
Gain/(loss) on sales of assets, net (Note H)                   (4)        (1)       276          1
Equity in income of affiliates                                 25         38        145        164
Impairment loss on minority owned affiliates (Note D)         (18)        --       (335)        --
Receivables recovery (Note A)                                  --         --         29         10
Other, net                                                     (4)        10         (1)        10
                                                          -------    -------    -------    -------
Total other expense, net                                     (101)       (65)      (180)      (121)
                                                          -------    -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS

  BEFORE INCOME TAXES AND MINORITY INTEREST                    55        383       (165)       843
PROVISION FOR INCOME TAXES                                     38        135         19        276
MINORITY INTEREST                                              20         18         54         48
                                                          -------    -------    -------    -------
(LOSS) INCOME FROM CONTINUING OPERATIONS                       (3)       230       (238)       519
                                                          -------    -------    -------    -------
INCOME FROM DISCONTINUED OPERATIONS, NET
  OF TAX PROVISION OF $3 AND $2 FOR THE
  THREE MONTHS ENDED SEPTEMBER 30, 2002
  AND 2001, AND $8 FOR BOTH THE NINE
  MONTHS ENDED SEPTEMBER 30, 2002 AND 2001,
  RESPECTIVELY                                                  2          4         11         19
                                                          -------    -------    -------    -------
NET (LOSS) INCOME                                         $    (1)   $   234    $  (227)   $   538
                                                          =======    =======    =======    =======
(LOSS) EARNINGS PER SHARE:
Basic                                                     $    --    $  0.69    $ (0.56)   $  1.58
Diluted                                                   $    --    $  0.67    $ (0.56)   $  1.55

         The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                           (Note A)
                                                                                          (Restated)
                                                                     AT SEPTEMBER 30,   At December 31,
                                                                          2002                2001
                                                                     ---------------    ---------------
                                                                              (in millions)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                               $  2,283           $    856
Receivables:
 Customer accounts, less provision for uncollectibles
  of $153 and $159 for 2002 and 2001, respectively                         1,852              1,954
 Other, less provision for uncollectibles
  of $34 and $32 for 2002 and 2001, respectively                             204                773
 Notes receivable                                                              4                 24
Energy marketing and risk management assets (Note G)                       1,186                911
Derivative hedging instruments (Notes C and G)                               145                253
Deferred income taxes                                                        363                405
Inventories                                                                  326                362
Assets held for sale (Note J)                                                105                323
Other                                                                        305                377
                                                                        --------           --------
  Total current assets                                                     6,773              6,238
                                                                        --------           --------
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment                                              5,127              4,241
Less accumulated provision for depreciation and depletion                   (469)              (326)
                                                                        --------           --------
                                                                           4,658              3,915
Leasehold interest, net of accumulated amortization
  of $356 and $297 for 2002 and 2001, respectively                         1,697              1,751
Construction work in progress                                              1,044              1,921
Investment in suspended construction (Note H)                                732                 --
                                                                        --------           --------
  Total property, plant and equipment, net                                 8,131              7,587
                                                                        --------           --------
NONCURRENT ASSETS:
Investments (Note H)                                                         522              2,247
Notes and other receivables, less provision for uncollectibles
  of $131 and $116 for 2002 and 2001, respectively                           462                287
Energy marketing and risk management assets (Note G)                         747                508
Goodwill, net of accumulated amortization
  of $293 and $275 for 2002 and 2001, respectively (Notes A and B)         3,422              3,190
Other intangible assets, net of accumulated amortization
  of $63 and $70 for 2002 and 2001, respectively (Notes A and B)             581                865
Derivative hedging instruments (Notes C and G)                               110                 95
Deferred income taxes                                                        342                423
Other                                                                        285                247
                                                                        --------           --------
Total noncurrent assets                                                    6,471              7,862
                                                                        --------           --------
TOTAL ASSETS                                                            $ 21,375           $ 21,687
                                                                        ========           ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                 (Note A)
                                                                                                (Restated)
                                                                       AT SEPTEMBER 30,        At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                        2002                   2001
                                                                       ----------------        ---------------
                                                                          (in millions, except share data)
CURRENT LIABILITIES:
Short-term debt                                                           $    109                $     55
Current portion of long-term debt (Note F):
  Mirant Corporation term loan                                               1,125                      --
  Sual and Pagbilao project loans                                              163                   1,201
  Mirant Asia-Pacific                                                           34                     792
  Mirant Holdings Beteiligungsgesellschaft (Note H)                             --                     566
  Other                                                                        224                      45
Accounts payable and accrued liabilities                                     2,381                   2,580
Taxes accrued                                                                   56                     150
Energy marketing and risk management liabilities (Note G)                    1,140                     862
Obligations under energy delivery and purchase commitments (Note I)            598                     635
Derivative hedging instruments (Notes C and G)                                  91                     232
Accrued restructuring charges                                                  197                      --
Liabilities related to assets held for sale (Note J)                            12                      37
Other                                                                          182                     151
                                                                          --------                --------
  Total current liabilities                                                  6,312                   7,306
                                                                          --------                --------
NONCURRENT LIABILITIES:
Notes payable (Note F)                                                       5,066                   3,751
Other long-term debt (Note F)                                                1,848                   2,068
Energy marketing and risk management liabilities (Note G)                      700                     633
Deferred income taxes                                                          113                      72
Obligations under energy delivery and purchase commitments (Note I)            976                   1,376
Derivative hedging instruments (Notes C and G)                                  96                      47
Other                                                                          384                     354
                                                                          --------                --------
  Total noncurrent liabilities                                               9,183                   8,301
                                                                          --------                --------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                      304                     281
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF A
   SUBSIDIARY HOLDING SOLELY PARENT COMPANY DEBENTURES                         345                     345
COMMITMENTS AND CONTINGENT MATTERS (NOTES I AND L)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, per share                                          4                       4
  Authorized -- 2,000,000,000 shares
  Issued   -- September 402,585,030 shares;
           -- December 31, 2001:  400,880,937 shares
  Treasury -- September 30, 2002:  100,000 shares
           -- December 31, 2001:  100,000 shares

Additional paid-in capital                                                   4,901                   4,886
Retained earnings                                                              451                     678
Accumulated other comprehensive loss                                          (123)                   (112)
Treasury stock, at cost                                                         (2)                     (2)
                                                                          --------                --------
  Total stockholders' equity                                                 5,231                   5,454
                                                                          --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 21,375                $ 21,687
                                                                          ========                ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                      MIRANT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                              ACCUMULATED
                                                      ADDITIONAL                 OTHER
                                         COMMON        PAID-IN    RETAINED   COMPREHENSIVE     TREASURY    COMPREHENSIVE
                                         STOCK         CAPITAL    EARNINGS       LOSS            STOCK         LOSS
                                         -----         -------    --------       ----            -----         ----
                                                                        (in millions)

BALANCE, DECEMBER 31, 2001, AS
   PREVIOUSLY REPORTED                    $4           $4,886      $  729       $ (119)         $   (2)
Restatement adjustments (Note A)          --              --         (51)           7               --
                                          --           ------      ------       ------           ------
BALANCE, DECEMBER 31, 2001, AS
   RESTATED                                4           4,886         678          (112)            (2)
   Net loss                               --              --        (227)           --             --         $ (227)
   Other comprehensive loss (Note C)      --              --          --           (11)            --            (11)
                                                                                                              ------
   Comprehensive loss                                                                                         $ (238)
                                                                                                              ======
   Issuance of common stock               --              15          --            --             --
                                          --           ------      ------       ------         ------
BALANCE, SEPTEMBER 30, 2002               $4           $4,901      $  451       $ (123)        $   (2)
                                          ==           ======      ======       ======         ======

         The accompanying notes are an integral part of these condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                                  -------------------
                                                                                  2002          2001
                                                                                  ----          ----
                                                                                     (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $  (227)      $   538
                                                                                 -------       -------
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
 Equity in income of affiliates                                                     (145)         (162)
 Dividends received from equity investments                                           29            81
 Depreciation and amortization                                                       258           306
 Amortization of obligations under energy delivery and purchase commitments:
  Power purchase agreements                                                          (42)          (19)
  Transition power agreements                                                       (320)         (322)
  Other agreements                                                                   (74)           38
 Impairment loss                                                                     539            96
 Energy marketing and risk management activities, net                               (169)           23
 Restructuring charge, net of amounts paid                                           541            --
 Deferred income taxes                                                               101            92
 Gain on sales of assets                                                            (309)           (1)
 Minority interest                                                                    38            48
 Other, net                                                                           65            14
 Changes in operating assets and liabilities, excluding effects from acquisitions:
   Receivables, net                                                                  609         1,946
   Other current assets                                                              106          (121)
   Other assets                                                                      (72)          (32)
   Accounts payable and accrued liabilities                                         (200)       (2,375)
   Taxes accrued                                                                     (52)          188
   Other current liabilities                                                          23            30
   Other liabilities                                                                 (16)           16
                                                                                 -------       -------
     Total adjustments                                                               910          (154)
                                                                                 -------       -------
     Net cash provided by operating activities                                       683           384
                                                                                 -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (1,111)       (1,183)
Cash paid for acquisitions                                                           (94)         (864)
Issuance of notes receivable                                                        (329)         (116)
Repayments on notes receivable                                                       142           511
Disposal of Southern Company affiliates and other companies                           --           (77)
Proceeds from the sale of assets                                                     242            --
Proceeds from the sale of minority owned investments                               1,987            --
Property insurance proceeds                                                            7            13
Other                                                                                (18)           --
                                                                                 -------       -------
     Net cash provided by (used in) investing activities                             826        (1,716)
                                                                                 -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                           2,562         3,200
Repayment of long-term debt                                                       (2,765)       (2,341)
Proceeds from issuance of common stock                                                15            28
Capital contributions from minority interests                                         17            31
Payment of dividends to minority interests                                           (17)           (2)
Purchase of treasury stock                                                            --            (2)
Issuance of short-term debt, net                                                      52           607
Change in debt service reserve fund                                                   47           138
                                                                                 -------       -------
     Net cash (used in) provided by financing activities                             (89)        1,659
                                                                                 -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                     7            18
                                                                                 -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,427           345
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     856         1,049
                                                                                 -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 2,283       $ 1,394
                                                                                 =======       =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized                               $   294       $   409
Refunds received for income taxes                                                $   276       $    11
BUSINESS ACQUISITIONS:
Fair value of assets acquired                                                    $    97       $ 1,530
Less cash paid                                                                        94           864
                                                                                 -------       -------
  Liabilities assumed                                                            $     3       $   666
                                                                                 =======       =======

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                       MIRANT CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    ACCOUNTING AND REPORTING POLICIES

GENERAL

      Mirant Corporation (formerly Southern Energy, Inc.) was incorporated in Delaware in 1993. Mirant Corporation and its subsidiaries (collectively, "Mirant" or the "Company") are a global competitive energy company that delivers value primarily by producing and selling electricity in the U.S., Philippines, China and the Caribbean. Mirant's business includes independent power projects, integrated utilities and energy marketing and risk management operations.

ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS. Prior to filing its second quarter 2002 Form 10-Q, the Company identified accounting errors in its previously issued financial statements, primarily related to its risk management and marketing operations. The Company restated its December 31, 2001 balance sheet, reducing retained earnings for after tax charges totaling approximately $51 million. The principal reasons and effects of the adjustments on the accompanying 2001 balance sheet from amounts previously reported on the Company's Form 10-K/A are summarized below (in millions):

                                                           INCREASE (DECREASE)
                                                            DECEMBER 31, 2001
                                                            RETAINED EARNINGS
                                                            -----------------
Receivables - Other  (a)                                          $(117)
Current deferred income tax assets (b)                               47
Non-current deferred income tax liabilities (c)                      25
Other, net                                                           (6)
                                                                  -----
                                                                  $ (51)
                                                                  =====

a) reflects the correction of the overstatement of a natural gas asset and the correction of accrued revenues at December 31, 2001.

b)    reflects the income tax benefits related to the corrections discussed in
      (a) above.

c) reflects the correction of $42 million of excess income tax provisions recorded in Asia, offset by $17 million of additional income tax expenses related to WPD.

      The Company also reduced both energy marketing and risk management assets and liabilities in its December 31, 2001 consolidated balance sheets from amounts previously reported in its Form 10-K/A by $820 million to eliminate intracompany transactions. These adjustments do not have any effect on the Company's consolidated results of operations or cash flows.

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

      The specific interim periods within previous years to which $70 million of the charges (described in (a) and (b) above) relate have not been determined at this time; accordingly, their effect has not been reflected in the accompanying 2001 interim condensed consolidated statements of income. The interim periods to which the $70 million relates will be determined in connection with the reaudit. Rather than correct the 2001 results of operations and cash flows to reflect a portion of these accounting errors, the Company has presented the comparative 2001 amounts as previously reported until the review of accounting issues is resolved and the reaudit is completed. The Company expects to correct the financial statements, as needed, for each reporting period in 2000 or 2001. Until the reaudit is completed, the Company does not believe it is appropriate to revise the historical results for the interim periods. There may be significant changes in previously reported amounts of operating revenues, operating income, equity in income of affiliates, provision for income taxes, net income and operating cash flows.

      In its first quarter 2002 Form 10-Q/A, the Company also restated its previously reported results of operations for the first quarter of 2002 to a net loss of $6 million from an originally reported net loss of $42 million. These corrections have been reflected in the accompanying 2002 unaudited condensed consolidated statements of income. The Company also restated its previously reported first quarter 2002 statement of cash flows, increasing originally reported cash provided from operations by $46 million to reflect cash receipts and disbursements in the appropriate period, and increasing cash provided by investing activities by $11 million.

      A summary comparison of the previously reported on Form 10-Q and restated on Form 10-Q/A first quarter 2002 unaudited condensed consolidated statements of income follows (in millions):

                         THREE MONTHS ENDED     THREE MONTHS ENDED
                         MARCH 31, 2002, AS       MARCH 31, 2002,
                        PREVIOUSLY REPORTED         AS RESTATED
                        -------------------         -----------
Operating revenues            $ 7,037                 $ 6,908
Operating expenses              6,465                   6,298
                              -------                 -------
Gross margin                      572                     610
Other                            (614)                   (616)
                              -------                 -------
Net loss                      $   (42)                $    (6)
                              =======                 =======

BASIS OF ACCOUNTING. These unaudited condensed consolidated financial statements should be read in conjunction with Mirant's audited 2000 and 2001 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2001. As previously discussed, the Company has engaged its independent auditors to reaudit its 2000 and 2001 financial statements. As discussed below, in the quarter ended September 30, 2002, the Company adopted the June 2002 consensus reached by the EITF related to EITF Issue 02-3. This effect of the consensus significantly reduces the amounts of revenues and costs of sales in the accompanying financial statements, but has no impact on gross margin or net income.

      The results for interim periods are not necessarily indicative of the results for the entire year. Specifically, Mirant has sold its investments in Bewag and WPD, which contributed substantial earnings to the Company's historical results of operations in the first and fourth fiscal quarters.

     Management believes that the accompanying unaudited condensed consolidated financial statements as of September 30, 2002 and 2001 and for the three and nine months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

      Certain prior-year amounts have been reclassified to conform with current-year financial statement presentation.

REVENUE RECOGNITION. Mirant recognizes revenue from the sale of energy commodities when it is earned and reasonably assured of collection. The Company's wholesale electric generating operations record revenue when the electric power is delivered to the customer pursuant to contractual commitments that specify volume, price and delivery requirements. When the contractual sales agreement includes formula pricing, Mirant recognizes revenues at the lower of the amount of the formula pricing or the amount billable under the contract. When a long-term electric power agreement conveys the right to use the generating capacity of Mirant's plant to the buyer of the electric power, that agreement is evaluated to determine if it is a lease of the generation asset rather than a sale of electric power.

      When Mirant hedges the forward sale of electricity produced by its generation assets, the settlement of that hedging derivative is netted against the hedged revenue. When economical, the Company may choose to not operate its plants and, alternatively, purchase electric power in the wholesale power markets to physically meet its sales commitments. The resale of electric power purchased is reflected as revenue and the cost of power purchased is reflected as operating expense.

      The Company, through its energy marketing and risk management operations (see Note G), engages in risk management activities with counterparties. All such transactions and related expenses are recorded on a trade-date basis. Financial instruments and contractual commitments related to these activities, which includes energy related contracts for storage and transportation, are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments. The net gain or loss resulting from the change in the fair value of these energy trading contracts and derivative instruments are reported as operating revenues.

ACCOUNTING CHANGES. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and for business combinations accounted for using the purchase method for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles (Note H). SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Mirant adopted these statements on January 1, 2002.

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

      As a result of the adoption of SFAS No. 142, Mirant discontinued amortization of goodwill effective January 1, 2002. During the first quarter of 2002, Mirant completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill (Note H). Net income and earnings per share (basic and diluted) for the three and nine months ended September 30, 2001 have been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions, except per share data).

                                                             Three Months Ended                            Nine Months Ended
                                                             September 30, 2001                           September 30, 2001
                                                             Earnings Per Share                           Earnings Per Share
                                                             ------------------                           ------------------
                                           Net Income       Basic         Diluted       Net Income       Basic         Diluted
                                           ----------       -----         -------       ----------       -----         -------
As reported                                $     234      $    0.69      $    0.67      $     538      $    1.58      $    1.55
Effect of goodwill and trading rights             17           0.05           0.05             55           0.16           0.15
amortization                               ---------      ---------      ---------      ---------      ---------      ---------

As adjusted                                $     251      $    0.74      $    0.72      $     593      $    1.74      $    1.70
                                           =========      =========      =========      =========      =========      =========

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

      In October 2001, the FASB issued SFAS No. 144 which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets (Note H). Mirant adopted SFAS No. 144 on January 1, 2002. Prior to SFAS No. 144, the dispositions of State Line, AQC and Neenah would not have been classified as discontinued operations. Because SFAS No. 144 expanded the breadth of transactions subject to discontinued operations classification, the dispositions of State Line, AQC and Neenah are now required to be presented as a discontinued operations (Note J).

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Mirant will adopt SFAS No. 146 on January 1, 2003 and management has not determined the impact on its consolidated financial statements.

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

      In October 2002, the Task Force reached the following additional consensus related to EITF Issue 02-3:

      - EITF Issue 98-10 was rescinded. Accordingly, energy-related contracts that are not accounted for pursuant to SFAS No. 133 such as transportation contracts, storage contracts and tolling agreements, should be accounted for as executory contracts using the accrual method of accounting and not at fair value. Energy-related contracts that do meet the definition of a derivative pursuant to SFAS No. 133 should continue to be carried at fair value. Additionally, the Task Force observed that accounting for energy-related inventory at fair value by analogy to the consensus in EITF Issue 98-10 was no longer appropriate and that such inventory should be carried at the lower of cost or market in accordance with Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins," and not at fair value.

      - The consensus reached as part of the rescission of EITF Issue 98-10 above is required to be applied prospectively to energy trading contracts entered into after October 25, 2002. Additionally, the consensus should be applied to all energy trading contracts and energy related inventory that existed on October 25, 2002 in periods beginning after December 15, 2002. Changes to the accounting for existing contracts as a result of the rescission of EITF Issue 98-10 will be reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, ("Accounting Changes"). Changes in accounting for energy-related inventory will also be reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 unless information to calculate the impact of the change is not available. In that case, the carrying value of the energy-related inventory becomes the cost basis of the inventory at the effective date.

      - The Task Force also reached a consensus that its previous conclusion on reporting gains and losses on derivatives in the statements of income should be expanded to include all trading activities. That is, gains and losses on any derivative contracts within the scope of SFAS No. 133 that are held for trading purposes should be reported net in the statements of income. The original (June 2002) consensus on net reporting of gains and losses on energy trading contracts is required for financial statements for periods ending after July 15, 2002.

      - The Task Force agreed to rescind its previous consensus on EITF Issue 02-3 that required additional disclosures for energy trading contracts and activities and asked the FASB to reconsider the disclosures required by SFAS No. 133.

     The implementation of the EITF consensus with respect to netting revenues and expenses on energy trading activities has been reflected in the accompanying condensed consolidated statements of income/(loss) and has reduced revenues and cost of fuel, electricity and other products for all periods presented. The reclassification did not impact Mirant's gross margin or net income. The following table reconciles gross revenues from generation and energy marketing products and cost of fuel, electricity and other products to revenues from generation and energy marketing products and cost of fuel, electricity and other products reported after the effects of the adoption of EITF Issue 02-3 (in millions).

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                       -------------             -------------
                                                     2002         2001         2002         2001
                                                   -------      -------      -------      -------
Gross revenues from generation and energy
  marketing products                               $ 8,893      $ 8,012      $21,684      $23,897
Costs from generation and energy marketing
  products netted per EITF Issue 02-3                6,793        5,695       17,122       17,206
                                                   -------      -------      -------      -------
Reported net revenues from generation and
  energy marketing products                        $ 2,100        2,317      $ 4,562      $ 6,691
                                                   =======        =====      =======      =======

Gross cost of fuel, electricity and other
  products                                         $ 8,266      $ 7,306      $20,149      $21,799
Cost of fuel, electricity and other products
  netted per EITF Issue 02-3                         6,793        5,695       17,122       17,206
                                                   -------      -------      -------      -------
Reported net cost of fuel, electricity and
  other products                                   $ 1,473      $ 1,611      $ 3,027      $ 4,593
                                                   =======      =======      =======      =======

      The Company has not yet determined the impact of ceasing use of the fair value (or mark-to-market) method of accounting for non-derivative energy trading contracts and energy-related inventory held for trading purposes. The Company currently has certain storage and transportation agreements accounted for under the mark-to-market method of accounting under EITF Issue 98-10, which will be required to be accounted for as executory contracts and not mark-to-market upon adoption of EITF Issue 02-3. The Company does not have long-term tolling agreements accounted for under the mark-to-market method of accounting under EITF Issue 98-10.

CONCENTRATION OF REVENUES AND CREDIT RISK. For the three and nine months ended September 30, 2002, revenues earned from a single customer did not exceed 10% of Mirant's total operating revenues.

For the three and nine months ended September 30, 2001, gross operating revenues earned from Enron, through energy marketing and risk management operations, approximated 19% for both periods of Mirant's total gross operating revenues, prior to netting of gains and losses under EITF Issue 02-03.

      As of September 30, 2002, the CAISO owed Mirant approximately $238 million, which represented more than 10% of Mirant's total credit exposure. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for energy marketing and risk management and derivative hedging activities and netted against offsetting payables and posted collateral, as appropriate.

RECEIVABLES RECOVERY. During the nine months ended September 30, 2002, Mirant received $29 million as final payment related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. During the nine months ended September 30, 2001 Mirant received $10 million related to these receivables. At the time of the Mirant Asia-Pacific Limited business acquisition, Mirant did not place value on the receivables due to the uncertain credit standing of the party from whom the receivables were due.

CAPITALIZATION OF INTEREST COST. Mirant capitalizes interest on projects during the advanced stages of development and the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method." The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant or the life of the cooperation period of the various energy conversion agreements ("ECAs"). For the three and nine months ended September 30, 2002, the Company incurred $152 million and $445 million, respectively, in interest costs, of which $24 million and $91 million, respectively, were capitalized and included in construction work in process. For the three and nine months ended September 30, 2001, the Company incurred $155 million and $457 million, respectively, in interest costs, of which $14 million and $34 million were capitalized and included in construction work in progress. The remaining interest was expensed during the periods.

      As part of Mirant's operational restructuring plan announced in March of 2002 (the "March 2002 Plan"), Mirant suspended construction on several projects and no longer capitalizes interest on these projects. The construction cost related to these projects is shown as "Investment in suspended construction" on the unaudited condensed consolidated balance sheet.

INVESTMENT IN SUSPENDED CONSTRUCTION. Mirant reviews suspended construction projects for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires long-lived assets that are held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. If changes in circumstances or events suggest that an impairment may exist, an impairment loss is recognized if the sum of the estimated future undiscounted cash flows is less than the carrying value of the assets. During the nine months ended September 30, 2002, Mirant postponed construction on certain plants which it intends to resume construction on at a later date. Upon a determination that the plants will not be completed, the carrying value of the projects would be assessed for impairment.

B.    GOODWILL AND OTHER INTANGIBLE ASSETS

      During the nine months ended September 30, 2002, goodwill was increased by $58 million related to purchase accounting adjustments for JPSCo and reduced by $23 million related to tax adjustments in the International Group and Mirant Americas Energy Marketing. Management currently believes there is no impairment of goodwill and is in the process of completing its annual planning process for 2003, from which the carrying value of goodwill can be assessed. This plan should be completed in early 2003. Mirant's announced asset sale program and the overall conditions impacting the energy sector may materially impact the book value of goodwill in future periods (Note H). As of September 30, 2002, the North America Group's goodwill was $2.01 billion and the International Group's goodwill was $1.41 billion.

      Substantially all of Mirant's other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, up to 40 years. There were no material acquisitions of intangible assets during the third quarter of 2002. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $227 million, net of accumulated amortization of $18 million. These provisions of SFAS No. 141 do not apply to asset acquisitions, therefore trading rights resulting from asset acquisitions continue to be recognized apart from goodwill. The trading rights represent Mirant's ability to create additional cash flows by incorporating Mirant's trading organization activities with generation assets. In a deregulated marketing structure, trading rights are the ability to create value beyond that of the tangible assets through developing markets. During the three and nine months ended September 30, 2002, Mirant transferred $0 and $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process. Development rights represent the ability to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower generation facilities. This ability to repower or expand is at significant cost savings compared to greenfield construction. Intangible asset amortization expense was approximately $6 million for the third quarter and $18 million for the nine months ended September 30, 2002. The components of other intangible assets as of September 30, 2002 and December 31, 2001 were as follows (in millions):

                                         SEPTEMBER 30, 2002       DECEMBER 31, 2001 (AS RESTATED)
                                         ------------------       -------------------------------
                                    Gross Carrying  Accumulated    Gross Carrying  Accumulated
                                        Amount      Amortization       Amount      Amortization
                                        ------      ------------       ------      ------------
Trading rights                        $     207      $     (28)      $     453      $     (45)
Development rights                          252            (16)            292             (9)
Emissions allowances                        131             (7)            131             (4)
Other intangibles                            54            (12)             59            (12)
                                      ---------      ---------       ---------      ---------
   Total other intangible assets      $     644      $     (63)      $     935      $     (70)
                                      =========      =========       =========      =========

      Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $25 million for the year ending December 31, 2002 and for each of the following four years.

C.    COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, as well as the translation effects of foreign net investments. The following table sets forth the comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 (in millions):

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
                                    -------------          -------------
                                  2002        2001        2002        2001
                                  ----        ----        ----        ----
Net (loss) income                $  (1)      $ 234       $(227)      $ 538
Other comprehensive loss           (48)        (61)        (11)        (11)
                                 -----       -----       -----       -----
Comprehensive (loss) income      $ (49)      $ 173       $(238)      $ 527
                                 =====       =====       =====       =====

Components of accumulated other comprehensive loss consisted of the following (in millions):

BALANCE, DECEMBER 31, 2001, AS RESTATED                                $  (112)

Other comprehensive income (loss) for the period:
  Net change in fair value of derivative hedging instruments,
    net of tax effect of $25                                                18
  Reclassification to earnings, net of tax effect of $41 (Note G)          (48)
  Cumulative translation adjustment                                         32
  Share of affiliates' OCI                                                 (13)
                                                                       -------
Other comprehensive loss                                                   (11)
                                                                       -------
BALANCE, SEPTEMBER 30, 2002                                            $  (123)
                                                                       =======

      The $123 million balance of accumulated other comprehensive loss as of September 30, 2002 includes the impact of $43 million related to interest rate hedges, $78 million related to interest rate swap breakage costs, $87 million of foreign currency translation losses and $8 million representing Mirant's share of accumulated other comprehensive loss of unconsolidated affiliates, offset by $93 million of net gains on commodity price management hedges.

      Mirant estimates that $25 million ($51 million of commodity hedging gains and $26 million of interest rate hedging losses) of net derivative after-tax gains included in OCI as of September 30, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts, foreign denominated contracts and interest payments are realized. Mirant is exposed to currency risks with its investment in CEMIG in Brazil. These risks have not been hedged due to the high cost and the uncertain effectiveness of implementing such a hedge. In December 2002, management committed to a plan to divest its investment in CEMIG. As a result, currency translation losses of approximately $84 million included in OCI will be recognized in the statement of income when evaluating the investment for impairment in the fourth quarter of 2002.

D.    WRITE-DOWN OF ASSETS

      As part of its strategic restructuring, Mirant sold its 49% ownership interest in WPD in September 2002. Mirant had recorded a write-down of approximately $304 million, including $13 million of related income tax benefits, during the second quarter of 2002 to reflect the difference between the carrying value of its investment and its estimated fair value. In the third quarter, Mirant recorded an additional write-down of approximately $8 million offsetting the net income recognized from its equity investment in WPD for that quarter prior to closing the sale. In the second quarter of 2001, Mirant wrote off its remaining investment in EDELNOR of $88 million ($57 million after-tax). In September 2002, Mirant recorded a write down of $61 million ($37 million after-tax) reflecting the fair market value of Mirant Americas Production Company. In November 2002, Mirant entered into an agreement to sell the assets of Mirant Americas Production Company for $150 million and in December 2002, the sale of these assets was completed. Mirant Americas Production Company is an oil and gas exploration, development and production company reported in Mirant's North America Group operations. The table below represents the components of Mirant Americas Production Company's balance sheet accounts as of September 30, 2002 (in millions):

CURRENT ASSETS:
Risk management assets             $     2
PROPERTY, PLANT AND EQUIPMENT          149
                                   -------
   Total assets                    $   151
                                   =======
CURRENT LIABILITIES:
Risk management liabilities        $     1
                                   -------
   Total liabilities               $     1
                                   =======

      In the quarter ended September 30, 2002, the Company assessed for impairment certain costs associated with two power islands related to its proposed development project in Europe and one power island that the Company originally intended to use as part of a development project in Korea. Based on management's current estimate of recoverability of the costs of these power islands and the related projects, an impairment loss of $153 million ($98 million after-tax) was recorded in the quarter ended September 30, 2002 (which includes the $132 million impairment loss on turbines/power islands disclosed in
Note I). Approximately $6
million of project cost remains on the Company's condensed consolidated balance sheet as of September 30, 2002, which reflects management's estimate of the fair market value of these projects.

E.    EARNINGS (LOSS) PER SHARE

      Mirant calculates basic earnings (loss) per share by dividing the income
(loss) available to common stockholders by the weighted average number of common shares outstanding. The following table shows the computation of basic earnings
(loss) per share for the three and nine months ended September 30, 2002 and 2001 (in millions, except per share data). Diluted earnings (loss) per share gives effect to stock options, as well as the assumed conversion of convertible trust preferred securities and related after-tax interest expense addback to net income of approximately $4 million for the three months ended September 30, 2001 and $11 million for the nine months ended September 30, 2001. Because of the net loss for the three and nine months ended September 30, 2002, the anti-dilution provisions of SFAS No. 128, "Earnings per Share," preclude stating diluted loss per share above basic loss per share.

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                     -------------               -------------
                                                 2002           2001          2002           2001
                                               --------       --------      --------       --------
(Loss) Income from continuing operations       $     (3)      $    230      $   (238)      $    519
Discontinued operations                               2              4            11             19
                                               --------       --------      --------       --------
Net (loss) income                              $     (1)      $    234      $   (227)      $    538
                                               ========       ========      ========       ========

Basic
Weighted average shares outstanding               402.3          340.4         401.8          339.7
     (Loss) earnings per share from:
       Continuing operations                   $  (0.01)      $   0.68      $  (0.59)      $   1.53
       Discontinued operations                     0.01           0.01          0.03           0.05
                                               --------       --------      --------       --------
       Net (loss) income                       $  (0.00)      $   0.69      $  (0.56)      $   1.58
                                               ========       ========      ========       ========
Diluted
Weighted average shares outstanding                              340.4                        339.7
Shares due to assumed exercise of stock
  options and equivalents                                          2.8                          2.9
Shares due to assumed conversion of trust
  preferred securities                                            12.5                         12.5
                                                              --------                     --------
Adjusted shares                                                  355.7                        355.1
                                                              ========                     ========

  Earnings per share from:
  Continuing operations                                       $   0.66                     $   1.49
  Discontinued operations                                         0.01                         0.06
                                                              --------                     --------
  Net income                                                  $   0.67                     $   1.55
                                                              ========                     ========

F.    DEBT

      The following table sets forth Mirant's short-term and long-term debt as of September 30, 2002 and December 31, 2001 (in millions):

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2002           2001
                                                  ----           ----
SHORT-TERM DEBT
        Recourse short-term debt                 $   44         $   26
        Non-recourse short-term debt                 65             29
                                                 ------         ------
    Total short-term debt                           109             55
                                                 ------         ------

CURRENT PORTION OF LONG-TERM DEBT
        Recourse current portion of
        long-term debt                            1,312             21
        Non-recourse current portion
        of long-term debt                           234          2,583
                                                 ------         ------
    Total current portion of long-term debt       1,546          2,604
                                                 ------         ------

NOTES PAYABLE
      Recourse notes payable                        895            895
      Non-recourse notes payable                  4,171          2,856
                                                 ------         ------
    Total notes payable                           5,066          3,751
                                                 ------         ------

OTHER LONG-TERM DEBT
      Recourse other long-term debt               1,582          1,825
      Non-recourse other long-term debt             266            243
                                                 ------         ------
    Total other long-term debt                    1,848          2,068
                                                 ------         ------

TOTAL DEBT                                       $8,569         $8,478
                                                 ======         ======

TOTAL RECOURSE DEBT                              $3,833         $2,767
TOTAL NON-RECOURSE DEBT                           4,736          5,711
                                                 ------         ------
TOTAL DEBT                                       $8,569         $8,478
                                                 ======         ======

CREDIT FACILITIES

      At September 30, 2002, Mirant and its subsidiaries had revolving credit facilities, included in the table above, with various lending institutions totaling approximately $3.19 billion of commitments. At September 30, 2002, commitment amounts utilized under such facilities (including drawn amounts and letters of credit) totaled $3.09 billion and were comprised of the following: commitments of $1.17 billion drawn or utilized under facilities expiring in 2003 and commitments of $1.92 billion drawn or utilized under the facilities expiring in 2004 and beyond.

      In July 2002, Mirant Corporation fully drew the commitments under its $1.125 billion 364-Day Credit Facility, and elected to convert all advances outstanding into a term loan maturing in July 2003. The outstanding balance was reclassified to short-term debt. The Company is evaluating various potential financing transactions to repay and/or refinance the Facility prior to its maturity. As a result of present market conditions and other factors, including the reaudit of its historical financial statements, Mirant cannot provide assurance that it will be successful in entering into a new credit facility. If Mirant is successful in entering into a new credit facility, it expects the facility will likely be smaller and will have higher pricing and more restrictive terms than the current facility.

      Except for the credit facility of Mirant Canada Energy Marketing, an indirect, wholly owned subsidiary of Mirant Corporation and the $1.125 billion 364-Day Credit Facility, which was converted into a term loan maturing in July 2003, borrowings under these facilities are recorded as long-term debt in the accompanying unaudited condensed consolidated balance sheets. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments. The schedule below summarizes the revolving credit facilities held by Mirant Corporation and its subsidiaries as of September 30, 2002 (in millions).

                                                                     UTILIZED AMOUNT  LETTERS OF
                                     FACILITY     EXCLUDING LETTERS      CREDIT         AMOUNT
       COMPANY                        AMOUNT          OF CREDIT        OUTSTANDING     AVAILABLE
       -------                        ------          ---------        -----------     ---------
Mirant Corporation                  $   2,700           $ 1,551(1)      $   1,048      $     101
Mirant Americas Generation                300               300                --             --
Mirant Canada Energy Marketing             44                44                --             --
Mirant Americas Energy Capital            150               150                --             --
                                    ---------           -------         ---------      ---------
    Total                           $   3,194           $ 2,045         $   1,048      $     101
                                    =========           =======         =========      =========

(1) Amount includes fully drawn commitments under Mirant's $1.125 billion 364-Day Credit Facility that was converted in July 2002 to a term loan maturing in July 2003.

      Each of Mirant's credit facilities contain various covenants including, among other things, (i) limitations on (a) dividends, redemptions and repurchases of capital stock, (b) the incurrence of indebtedness and liens and
(c) the sale of assets, and (ii) affirmative covenants to (a) provide annual audited and quarterly unaudited financial statements prepared in accordance with US and local GAAP and (b) comply with legal requirements in the conduct of its business. In addition to other covenants and terms, each of Mirant's credit facilities includes minimum debt service coverage and a maximum leverage covenant. As of September 30, 2002, there were no events of default under such credit facilities.

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

      Mirant Canada Energy Marketing has extended its credit facility to June 30, 2003. The revolving credit facility of approximately $44 million (denominated as 70 million Canadian dollars) had outstanding borrowings of $44 million, at an interest rate of 3.64% at September 30, 2002. The credit facility is guaranteed by Mirant Corporation and is secured by a letter of credit in the amount of $46 million and security interests in the real and personal property of Mirant Canada Energy Marketing.

      In February 2002, Mirant, Mirant Americas Energy Marketing, Perryville and the lenders under its credit facility entered into the following transactions:
(i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement, (iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing lowered the ratings threshold in the tolling agreement with respect to Mirant Corporation, relating to the ratings below which Mirant Americas Energy Marketing agreed to post a letter of credit or other credit support, and (iv) the parties agreed to certain additional terms in support of the syndication of the credit facility. In June 2002, Mirant completed the sale of its 50% ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant as repayment of its subordinated loan, invested capital to date and other miscellaneous costs. In connection with the existing project financing, Mirant agreed to make a $25 million subordinated loan to the project. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with its operational restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The obligations of Mirant Americas Energy Marketing under the tolling agreement continue to be guaranteed by Mirant Corporation.

      As discussed below in Note I "Commitments and Contingent Matters - Turbine Purchases and Other Construction-Related Commitments" Mirant negotiated deferrals of the shipment dates of certain turbines under both equipment procurement facilities as part of the March 2002 Plan, and additionally made unreimbursed direct payments to vendors related to certain turbines/power islands in the equipment procurement facilities. Consequently, Mirant has included a $225 million liability for these turbines (equal to the costs incurred to date in constructing these turbines) as of September 30, 2002, of which $40 million is reported as "Other long-term debt" and $185 million is reported in "Current portion of long-term debt" on the accompanying unaudited condensed consolidated balance sheet at September 30, 2002.

      In the fourth quarter of 2002, Mirant has negotiated deferrals of the shipment dates and made unreimbursed direct payments to vendors for certain other turbines, and will be recognizing approximately $79 million additional "Current portion of long-term debt" and approximately $31 million additional "Other long-term debt" on its balance sheet as of December 31, 2002.

      On January 23, 2002, Mirant Asia-Pacific, an indirect, wholly owned subsidiary of Mirant Corporation, borrowed $192 million under a new credit facility to repay, in part, its prior $792 million credit facility. The repayment of the balance of the prior credit facility was funded by Mirant Corporation. In March 2002, Mirant Asia-Pacific secured a second tranche of $62 million which has been used to repay part of the funding from Mirant Corporation. The new credit facility contains various business and financial covenants including, among other things, (i) limitations on dividends and distributions, including a prohibition on dividends if Mirant ceases to be rated investment grade by at least two of Fitch, S&P and Moody's, (ii) mandatory prepayments upon the occurrence of certain events, including certain asset sales and certain breaches of the Sual and the Pagbilao energy conversion agreements,
(iii) limitations on the ability to make investments and to sell assets, (iv) limitations on transactions with affiliates of Mirant and (v) maintenance of minimum debt service coverage ratios. As a result of the October 2002 downgrades by Fitch and Moody's, Mirant Asia-Pacific is prohibited under the terms of its credit facility from making distributions to Mirant Corporation. However, in connection with the sale of the Shajiao C power project discussed in Note H, the Company expects to repay the Mirant Asia-Pacific credit facility.

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

      These contractual commitments are presented as energy marketing and risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and are accounted for using the mark-to-market method of accounting in accordance with SFAS No. 133 and EITF Issue 98-10. Accordingly, they are reflected at fair value in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. Attention is drawn to "Accounting Changes" in Note A - Accounting and Reporting Policies, where the EITF reached consensus on certain issues related to EITF Issue 02-3, under EITF Issues 98-10 and 00-17, "Measuring the

Fair Value of Energy-Related Contracts in Applying Issue 98-10." EITF Issues 98-10 and 00-17 address various aspects of the accounting for contracts involved in energy trading and risk management activities.

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

      During the first quarter of 2002, Mirant substantially exited its European trading and marketing business. The volumetric weighted average maturity, or weighted average tenor of the North American portfolio, at September 30, 2002 was 2.9 years. The net notional amount, or net open position, of the energy marketing and risk management assets and liabilities at September 30, 2002 was approximately 3 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

      Certain financial instruments that Mirant uses to manage risk exposure to energy prices for its North American generation portfolio do not meet the hedge criteria under SFAS No. 133 and therefore, the fair values of these instruments are included in energy marketing and risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets.

      The fair values and average values of Mirant's energy marketing and risk management assets and liabilities as of September 30, 2002, net of credit reserves, are included in the following table (in millions). The average values are based on a monthly average for 2002.

                                    ENERGY MARKETING AND RISK     ENERGY MARKETING AND RISK
                                        MANAGEMENT ASSETS           MANAGEMENT LIABILITIES
                                        -----------------           ----------------------
                                                   VALUE AT                      VALUE AT
                                    AVERAGE      SEPTEMBER 30,     AVERAGE     SEPTEMBER 30,
                                     VALUE           2002           VALUE          2002
                                     -----           ----           -----          ----
Energy commodity instruments:
Electricity                        $     479      $     345       $     388      $     285
Natural gas                            1,121          1,559           1,235          1,519
Crude oil                                 20             32              15             30
Other                                     51             (3)             32              6
                                   ---------      ---------       ---------      ---------
  Total                            $   1,671      $   1,933       $   1,670      $   1,840
                                   =========      =========       =========      =========

      In October 2001, the Company entered into a prepaid gas transaction with a counterparty and a simultaneous natural gas swap with a third-party independent to the prepaid gas transaction. The prepaid gas transaction resulted in the receipt of payments in 2001 in exchange for financial settlements to be made over a future three-year period. Approximately 10% of the contract notional quantity will settle in 2002, 10% in 2003 and the remaining 80% will settle in 2004 based on fixed notional quantities of gas defined in the agreement at the natural gas index prices on the date of each settlement. The natural gas swap served to fix the price of the gas to be settled under the prepaid gas agreement. At the date the transaction was consummated, the notional fixed future natural gas settlements totaled approximately $250 million and the fair value of such gas settlements was approximately $225 million.

DERIVATIVE HEDGING INSTRUMENTS

      Mirant uses derivative instruments to manage exposures arising from changes in interest rates, commodity prices and foreign currency exchange rates. Mirant's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures and to provide a measure of stability to the Company's cash flows in a time of volatile changes.

      Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. After-tax derivative net gains of $18 million and $48 million during the three and nine months ended September 30, 2002, respectively, were reclassified as follows (in millions):

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                     2002                 2002
                                                     ----                 ----
Reclassified to operating income                  $        48         $       119
Reclassified to interest expense                           (9)                (30)
Tax provision                                             (21)                (41)
                                                  -----------         -----------
Net reclassification to earnings (Note C)         $        18         $        48
                                                  ===========         ===========

      The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three and nine months ended September 30, 2002, $1 million of pre-tax losses and $9 million of pre-tax losses, respectively, arising from hedge ineffectiveness were recognized in other expense. In addition, a $4 million pre-tax loss in both the three and nine months ended September 30, 2002 arising from hedge ineffectiveness was recognized in "Cost of fuel, electricity and other products, excluding depreciation." The maximum term over which Mirant is hedging exposures to the variability of cash flows is through 2012.

Interest Rate Hedging

      Mirant's policy is to manage its exposure to interest rates by using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. Swaps that fix the interest rate exposure of variable-rate debt and qualify for hedge treatment are treated as cash flow hedges, where the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense over the life of the swaps. Gains and losses resulting from the termination of qualifying cash flow hedges prior to their stated maturities are recognized ratably over the original remaining life of the hedging instrument, provided the underlying hedged transactions are still probable. Otherwise, the gains and losses will be recorded currently in earnings. Swaps that hedge underlying fixed-rate debt and qualify for hedge treatment are treated as fair value hedges, where the changes in the fair value of gains and losses of the swaps are recognized currently in interest expense together with the changes in the fair value of the hedged debt. Mirant currently only utilizes cash flow hedges.

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

      At September 30, 2002, Mirant had a net commodity derivative hedging asset of approximately $142 million. The fair value of its commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

      At September 30, 2002, these contracts relate to periods through 2010. The net notional amount, or net open position, of the derivative hedging instruments at September 30, 2002 was 3 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, this amount is not a measure of market risk.

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

      Mirant also utilizes currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. From time to time, Mirant utilizes cross-currency swaps that not only offset the effect of exchange rate fluctuations on the hedged principal amount of the foreign currency denominated debt, but also fix the interest expense arising from that hedged debt. Mirant designates currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. When these hedging strategies qualify as cash flow hedges, the gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings to the same revenue or expense category as the hedged transaction.

Interest Rate and Currency Derivatives

      The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives mitigate Mirant's exposure arising from certain foreign currency transactions, such as cross border sales.

                              YEAR OF MATURITY                         NUMBER OF         NOTIONAL      UNREALIZED
        TYPE                   OR TERMINATION    INTEREST RATES     COUNTERPARTIES        AMOUNT      (LOSS) GAIN
        ----                   --------------    --------------     --------------        ------      -----------
                                                                                              (IN MILLIONS)
Interest rate swaps              2003-2012         3.85%-7.12%             3                 $549       $   (74)
Currency swaps                     2003                --                  1                CAD$8            (1)
                                                                                                        --------
                                                                                                        $   (75)
                                                                                                        =======

CAD - Denotes Canadian dollar

      Canadian dollar contracts with a notional amount of CAD$266 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met. As of September 30, 2002, the unrealized loss was $3 million.

      The unrealized gain/loss for interest rate swaps is determined based on the estimated amount that Mirant would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrealized gain/loss for currency forwards is determined based on current foreign exchange rates.

H.    BUSINESS DEVELOPMENTS

MODIFICATION OF BUSINESS STRATEGY

      As a result of the ongoing downward trend in market conditions, the Company has modified its business strategy to focus on its North American, Caribbean and Philippines operations. As part of this new focus, the Company will continue to reduce the level of its trading and marketing activity, particularly with respect to physical natural gas, as well as continue its asset sales program. As a result of this contraction, the Company expects to record additional restructuring charges upon completion of the next phase of the restructuring plan.

      Additionally, in 2002, the Company adopted SFAS No.'s 141, 142 and 144. These new pronouncements, among other things, change the accounting model for recognizing impairments of the carrying value of assets held for use and held for sale, as well as the carrying value of goodwill and other intangible assets. The Company's announced asset sale program, as well as overall conditions affecting the Company and its sector, may materially impact the fair values of its property plant and equipment, its construction work in progress, its investment in suspended construction, its goodwill and its other intangible assets. Management does not currently believe that this reduction in fair value will result in an impairment of its goodwill. The Company will complete the annual assessment of the carrying values of its goodwill in early 2003, after completing its annual planning process for 2003. This process provides management with the best information from which to analyze the goodwill for impairment. Currently, Mirant does not believe that its "Investment in suspended construction" is subject to an impairment loss under SFAS No. 144.

      Asset Sales

      In February 2002, Mirant completed the sale of its 44.8% interest in Bewag for approximately $1.63 billion. Mirant received approximately $1.06 billion in net proceeds after repayment of approximately $550 million in related debt. The gain on the sale of Mirant's investment in Bewag was $290 million ($167 million after-tax) and is included in "Other (expense) income, net -- Gain/(loss) on sales of assets, net" on Mirant's accompanying unaudited condensed consolidated statements of income. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

      In May 2002, Mirant completed the sale of its 60% ownership interest in the Kogan Creek power project, located near Chinchilla in southeast Queensland, Australia, and associated coal deposits for approximately $29 million. The gain on the sale of Mirant's investment in Kogan Creek was approximately $26 million ($17 million after-tax) and is included in "Gain on sales of assets, net" on Mirant's accompanying unaudited condensed consolidated statements of income.

      In May 2002, Mirant completed the sale of its 9.99% ownership interest in SIPD, located in the Shandong Province, China, for approximately $120 million. The loss on the sale of Mirant's investment in SIPD was approximately $10 million ($9 million after-tax) and is included in "Other (expense) income, net -- Gain/(loss) on sales of assets, net" on Mirant's accompanying unaudited condensed consolidated statements of income.

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

      In July 2002, Mirant announced that it had entered into an agreement to sell its Neenah generating facility to Alliant Energy Resources, Inc. for approximately $109 million. The sale of Mirant's investment in Neenah will approximate book value. The sale is expected to close in the first quarter of 2003.

      In August 2002, Mirant completed the sale of its wholly owned subsidiary MAP Fuels Limited, which wholly owned AQC, in Queensland, Australia, for approximately $21 million. The asset was sold at approximately book value. The sale included both the Wilkie Creek Coal Mine and the Horse Creek coal deposits.

      In September 2002, Mirant completed the sale of its 49% economic interest in Western Power Distribution Holdings Limited and WPD Investment Holdings (both identified jointly as WPD) for approximately $235 million. As a result of the announced sale in the second quarter of 2002, Mirant recorded a write-down of its investment in WPD by approximately $317 million ($304 million after-tax) which is included in "Impairment loss on minority owned affiliates" on Mirant's accompanying unaudited condensed consolidated statements of income. Upon completion of the sale, in the third quarter of 2002, Mirant recorded a loss of $4 million ($1 million after-tax) on the sale of this investment. The WPD assets include the electricity distribution networks for Southwest England and South Wales.

      In November 2002, Mirant entered into an agreement to sell the assets of Mirant Americas Production Company for $150 million and in December 2002, the sale of these assets was completed. Mirant Americas Production Company is an oil and gas exploration, development and production company reported in Mirant's North America Group operations.

      On December 20, 2002, certain subsidiaries of Mirant entered into a share sale agreement with China Resources Power Holdings Co. Ltd, to sell its indirect 33% interest in the 1,980 MW Shajiao C power project (Guangdong Province, China) for $300 million. Mirant expects to record a gain on the sale. The transaction is expected to close by the end of 2002. In connection with the sale, Mirant expects to repay the approximately $254 million balance under the credit facility for Mirant Asia-Pacific. Repayment of the credit facility will eliminate the existing prohibition on distributions included therein.

Suspended Construction

      The table below presents the suspended construction projects included in "Investment in suspended construction" which is classified as property, plant and equipment on Mirant's condensed consolidated balance sheet at September 30, 2002 (in millions):

Mirant Wyandotte, LLC          $  198
Mirant Bowline, LLC               200
Mint Farm Generation, LLC         162
Mirant Delta, LLC                 170
Other                               2
                               ------
   Total                       $  732
                               ======

Restructuring Charges

      As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, in March 2002, Mirant adopted the March 2002 Plan to restructure its operations by exiting certain business operations (including its European trading and marketing business), canceling and suspending planned power plant developments, closing business development offices and severing employees. During the three and nine months ended September 30, 2002, Mirant recorded pre-tax restructuring charges of $8 million and $598 million, respectively.

      During the three and nine months ended September 30, 2002, Mirant recorded the following components of the restructuring charges, respectively (in millions):

                                                                                            NINE MONTHS
                                                                     THREE MONTHS              ENDED
                                                                   ENDED SEPTEMBER         SEPTEMBER 30,
                                                                      30, 2002*                2002
                                                                      ---------                ----
Write-downs of work in progress and progress payments on
   Equipment                                                            $ --                   $285
Costs to cancel equipment orders and service agreements per
   contract terms                                                         (6)                   240
Severance of approximately 575 employees worldwide and other
   employee termination-related charges                                   10                     67
Costs incurred to suspend construction projects in progress                4                      6
                                                                        ----                   ----
   Total                                                                $  8                   $598
                                                                        ====                   ====

*     Net of adjustments

      Mirant anticipates that it will record additional restructuring charges related to the March 2002 Plan by the end of the first quarter of 2003. These costs are associated with additional employee severance and related costs to be incurred in the near future. As of September 30, 2002, Mirant has terminated approximately 525 employees as part of its restructuring. At September 30, 2002, Mirant's restructuring accrual balance was approximately $197 million. During the nine months ended September 30, 2002, Mirant adjusted the accrual as a result of revisions to restructuring estimates (primarily relating to European and domestic office closures and adjustments to equipment termination costs ) and made payments against the accrual as summarized in the following table (in millions):


                                                                                                            RECLASS TO
                                                       ADJUSTMENTS                                           CURRENT
                                                     (P & L IMPACT)                                         PORTION OF    BALANCE AT
                                    INITIAL          --------------             CASH           OTHER        LONG-TERM     SEPTEMBER
                                    ACCRUAL     INCREASES      DECREASES      PAYMENTS      ADJUSTMENTS       DEBT        30, 2002
                                    -------     ---------      ---------      --------      -----------       ----        --------
Costs to cancel equipment and
   projects                        $    256      $     --      $     (6)      $    (37)      $      5       $    (31)      $    187
Costs to sever employees and
   other employee-termination
   related costs                         24            18           (15)           (14)            (3)            --             10
                                   --------      --------      --------       --------       --------       --------       --------
   Total                           $    280      $     18      $    (21)      $    (51)      $      2       $    (31)      $    197
                                   ========      ========      ========       ========       ========       ========       ========

      As discussed above, continuing modifications of Mirant's business strategy during 2002 are likely to result in restructuring charges beyond those contemplated in the March 2002 Plan.

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

      In December 2002, the Company commenced operation of its expansion project at its Kendall facility located in Cambridge, Massachusetts.

   Pagbilao Put Options

      The Pagbilao project ("MPagC") shareholder agreement grants minority shareholders put option rights, such that they can require Mirant Asia-Pacific Limited and/or its subsidiaries to purchase their interests in the project. The put option can be exercised (i) between August 5, 2002 and August 5, 2008, the sixth and twelfth anniversaries of the completion of the project construction or, (ii) in the event of any change in control, a change in MPagC's charter documents or the transfer of sponsor in violation of the sponsor completion support agreement. The put option may be exercised on the earlier of the date of such changes/events or August 5, 2008, the twelfth anniversary of the completion of project construction. The price would be determined by a formula including the discounted future annual net cash flow less the total liabilities outstanding plus the current assets as of the date of the put notice. Discounted future annual net cash flow is comprised of capacity and energy fees less operating and maintenance costs less capital expenditures. If, at any time, MPagC proposes to transfer shares to any proposed transferee (other than in a public offering), MPagC shall afford each of the minority shareholders the opportunity to participate proportionately in such stock transfer. Two of the three Pagbilao project minority shareholders have served notice to exercise their respective put options, collectively representing an 8.52% ownership interest in the project. The current intent of Mirant is to fund the purchase of these interests during the first quarter of 2003 with amounts available at Mirant Asia-Pacific Limited and/or its subsidiaries.

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

      Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. Information from this investigation could be used in any existing or future complaints before the FERC relevant to the matters being investigated, including the California refund proceeding described below in Western Power Markets Price Mitigation and Refund Proceedings. On August 13, 2002, the FERC Staff issued an initial report regarding its preliminary findings. The report recommended that the FERC initiate separate proceedings to further investigate specific instances of inappropriate conduct by several companies, none of which are affiliated with Mirant. In addition, the report recommended that the natural gas indices used for purposes of calculating potential refunds in the California refund case be replaced with indices at a different location plus a transportation component.

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

      Subsequent to the issuance of the FERC Staff's report, some companies that sell natural gas at wholesale have announced that certain of their employees did not correctly report transactional information to the trade press that publish natural gas spot price data. Mirant cannot at this time predict what effect, if any, such misreporting of information to the trade press will have upon the use of spot price data published by the trade press in the ongoing proceeding before FERC or upon other transactions to which Mirant is a party that utilize such published spot price data as part of the price terms. The FERC Staff has requested information from various market participants, including Mirant, regarding the reporting of transactional information to the trade press.

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

      In November 2002, Mirant received a subpoena from the Department of Justice acting through the United States Attorney's office for the Northern District of California requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requests information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant intends to cooperate fully with the United States Attorney's office in this investigation.

California Attorney General Litigation: On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The California Attorney General claims that this alleged behavior violated both the tariff of the CAISO and, more importantly, the California Unfair Competition Act. The suit seeks both restitution and penalties in unspecified amounts. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. This suit has been consolidated for joint administration with the California Attorney General suits filed on April 9, 2002, and April 15, 2002. Mirant has filed a motion seeking dismissal of the claims.

      On March 20, 2002, the California Attorney General filed a complaint with the FERC against certain power marketers and their affiliates, including Mirant and several of its wholly owned subsidiaries, alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest on any such refunded amounts. The FERC has dismissed the California Attorney General's complaint and denied the California Attorney General's request for rehearing. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

      On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries. The lawsuit alleges that the companies violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the Federal Energy Regulatory Commission as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 15, 2002. Mirant has filed a motion seeking dismissal of the claims.

      On April 15, 2002, the California Attorney General filed a third civil lawsuit against Mirant and several of its wholly owned subsidiaries in the United States District Court for the Northern District of California. The lawsuit alleges that Mirant's acquisition and possession of its Potrero and Delta power plants has substantially lessened, and will continue to substantially lessen, competition in violation of the Clayton Act and the California Unfair Competition Act. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 9, 2002. Mirant has filed a motion seeking dismissal of the claims.

Defaults by SCE and Pacific Gas and Electric, and the Bankruptcies of Pacific Gas and Electric and the PX: On January 16, 2001, SCE suspended indefinitely certain payment obligations to the PX and to the CAISO. Pacific Gas and Electric similarly suspended payments. The failure of SCE and Pacific Gas and Electric to make these payments prevented the PX and CAISO from making payments to Mirant. As of September 30, 2002, the total amount owed to Mirant by the CAISO and the PX as a result of these defaults was $352 million. During 2000 and 2001, Mirant took provisions in relation to these and other uncertainties arising from the California power markets (discussed elsewhere in this Note) of $295 million pre-tax.

      On March 9, 2001, as a result of the nonpayments of SCE and Pacific Gas and Electric, the PX ceased operation and filed for bankruptcy protection. The PX's ability to repay its debt is directly dependent on the extent to which it receives payment from Pacific Gas and Electric and SCE and on the outcome of its litigation with the California State government.

      On April 6, 2001, Pacific Gas and Electric filed a voluntary petition under Chapter 11 of the Bankruptcy Code. It is not known at this time what effect the bankruptcy filing will have on the ultimate recovery of amounts owed to Mirant. Pacific Gas and Electric and the CPUC have each filed proposed plans of reorganization for Pacific Gas and Electric, and each of these competing proposed plans contemplates payment of one hundred percent of all approved claims. Mirant does not expect any payment to be made to it for power sold by it into the PX or CAISO markets and repurchased by Pacific Gas and Electric until the FERC issues a final ruling in the Western Power Markets Price Mitigation and Refund Proceedings.

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

      In the Fall of 2001, Mirant filed with the FERC to increase the Annual Requirement for the generating assets subject to the RMR agreements from the $159 million amount that had been in effect to $199 million. That increase took effect January 1, 2002, subject to refund of any amount that the FERC may determine in a proceeding (the "Annual Requirement Proceeding") separate from the Fixed Portion Proceeding to be in excess of just and reasonable rates. The CAISO and Pacific Gas and Electric, which buys from the CAISO the electricity sold to the CAISO by Mirant under the RMR agreements, have contested the increase in the Annual Requirement at the FERC. On November 22, 2002, the parties filed with the FERC for its approval a settlement agreement regarding the increase in the Annual Requirement that would set the Annual Requirement through 2004. If approved by the FERC, the settlement agreement will result in refunds being made by Mirant of a portion of the Annual Requirement currently being collected by Mirant for 2002. Mirant expects that the amount of such refunds would not materially exceed the amounts currently being reserved by Mirant with respect to the Annual Requirement issue. The percentage that ultimately results from the Fixed Portion Proceeding, discussed above, will be applied to the Annual Requirement for 2002 in the Annual Requirement Proceeding.

      Mirant has also exercised its right under the RMR agreements to recover 100% of the Annual Requirement specific to the Potrero plant through fixed charges to the CAISO beginning January 1, 2002. The Annual Requirement of the Potrero plant constitutes $35 million of the total $199 million Annual Requirement currently in effect for 2002, subject to refund as subsequently determined in the Annual Requirement Proceeding. As part of their challenge to the increase in the Annual Requirement in the Annual Requirement Proceeding, discussed above, the CAISO and Pacific Gas and Electric have contested the increase in the Annual Requirement for the Potrero plant. This issue is also part of the settlement agreement that was filed on November 22, 2002 with the FERC for its approval. By exercising this right under the RMR agreement, Mirant has limited its potential refund liability resulting from the Fixed Portion Proceeding related to the Potrero plant, if any, to the period June 1, 1999 through December 31, 2001.

      On October 1, 2002, the CAISO notified Mirant that it was electing to receive service under the RMR agreements during 2003 from Contra Costa Units 4-7, Pittsburg Units 5-7, and Potrero Units 3-6. On November 26, 2002, Mirant exercised its right under the RMR agreements to recover 100% of the Annual Requirement specific to all of its plants and units subject to RMR agreements, except for the Pittsburg Unit 5, through fixed charges to the CAISO, beginning January 1, 2003. The result of this election is that any refund amounts that might be owed by Mirant upon resolution of the Fixed Portion Proceeding would be limited to the period June 1, 1999 through December 31, 2002 for the units subject to the RMR agreements other than Pittsburg Unit 5 and the Potrero plant, as discussed above.

      If Mirant is unsuccessful in its appeal of the ALJ's decision in the Fixed Portion Proceeding, it will be required to refund certain amounts of the Annual Requirement paid by the CAISO for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through the final disposition of the appeal. Mirant estimates that the amount of such refunds, together with the refunds potentially resulting from resolution of the Annual Requirement Proceeding described above, as of September 30, 2002, would have been approximately $298 million. This amount does not include interest that may be payable in the event of a refund. If resolution of the Fixed Portion Proceeding and the Annual Requirement Proceeding results in refunds of that magnitude, no effect on net income for the periods under review would result as adequate reserves have been recorded.

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

      On July 25, 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or PX from October 2, 2000 through June 20, 2001. Parties have appealed the FERC's June 19, 2001 and July 25, 2001 orders to the United States Court of Appeals for the Ninth Circuit, seeking review of various issues, including expanding the potential refund date to include periods prior to October 2, 2000. Any such expansion of the refund period could significantly increase Mirant's refund exposure in this proceeding. In response to an order by the Ninth Circuit allowing the California parties to include additional evidence in the record regarding purported market manipulation, on September 6, 2002, the California parties filed a motion for additional discovery in the refund case on the issue of purported market manipulation. On November 20, 2002, the FERC issued an order permitting additional discovery in this proceeding commencing on the date of the order and continuing through

February 28, 2003. Following that period for additional discovery, the parties to the proceeding will be allowed to introduce additional evidence for the FERC's consideration in determining the refund issues.

     In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the DWR filed to recover certain refunds from parties, including one of Mirant's subsidiaries, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant and of its subsidiaries totaled approximately $90 million. A FERC ALJ concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept or reject this preliminary ruling and the FERC's decision may itself be appealed. On May 13, 2002 and May 24, 2002, the City of Tacoma, Washington and the City of Seattle, Washington, respectively, filed to reopen the evidentiary record in this proceeding as a result of the contents of three internal Enron Power Marketing, Inc. memoranda that had been obtained and publicly released by the FERC as part of its continuing investigation. On December 19, 2002, the FERC granted in part the motion to reopen the record, allowing parties the opportunity to conduct additional discovery through February 28, 2003 on claims of purported market manipulation. Upon the completion of that period for additional discovery, parties can submit directly to the FERC any additional evidence and proposed findings of fact that they wish the FERC to consider in evaluating the ALJ's initial decision. The Company cannot predict the outcome of these proceedings. If the Company were required to refund such amounts, its subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf during the refund periods. In addition, its subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

      On August 13, 2002, the FERC in the California refund proceeding requested comments from parties on whether the gas indices in the existing formula for calculating refunds should be replaced with different gas indices (plus transportation costs) as recommended by the FERC Staff in its report (as described in Western Power Markets Investigations above). If the FERC adopts the staff's recommended gas formula for purposes of calculating refunds, it would increase Mirant's refund exposure in the California refund case.

      On December 12, 2002, the ALJ in the California refund proceeding issued an initial decision providing for a method to implement the FERC's mitigated market clearing price methodology set forth in its July 25, 2001 order and a preliminary determination of what refunds are owed under that methodology. In addition, the ALJ determined the preliminary amounts currently owed to each supplier in the proceeding. The ALJ determined that the initial amounts owed to Mirant from the CAISO and the PX totaled approximately $292 million and that Mirant owed the CAISO and the PX refunds totaling approximately $170 million. The ALJ recommended that any refunds owed by a supplier to the CAISO and PX should be offset against any outstanding amounts owed to that supplier by the CAISO and PX. Under this approach, Mirant would be owed net amounts totaling approximately $122 million from the CAISO and the PX. The ALJ stressed that the monetary amounts are not final since they do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. Mirant believes that the amount identified by the ALJ as being owed to Mirant by the PX fails to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant by the PX, and the net amount owed Mirant by the CAISO and the PX after taking into account the proposed refunds, would increase by approximately $36 million. The amount owed to Mirant from either the CAISO or the PX or any refund that Mirant might be determined to owe to the CAISO or the PX may also be affected materially by the FERC's resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, and whether the refund period should include periods prior to October 2, 2000. Mirant has until January 13, 2003 to appeal the ALJ's initial decision to the FERC, at which time the FERC may accept, reject or modify any and all parts of that decision.

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

      Two lawsuits, the McClintock suit and the Millar suit, have also been filed that seek relief for contracts between the California DWR and certain marketers of electricity, including the May 22, 2001 contract between DWR and Mirant, that allegedly contain unfair terms. The plaintiffs allege that the terms of the contracts are unjust and unreasonable and that the DWR was forced to enter into these long-term contracts due to dysfunctions in the California market and alleged market power of the sellers. Plaintiffs seek, among other things, a declaration that the contracts are void and unenforceable, enjoinment of the enforcement and performance of those contracts and restitution for funds allegedly obtained wrongfully under the contracts.

      The Millar suit has been consolidated for purposes of pretrial proceedings with the six rate payer suits described below in "California Rate Payer Litigation." The McClintock suit has been stayed pending a resolution of a separate action challenging the long term contracts that were entered into by the DWR, which suit does not include Mirant or any of its subsidiaries as parties.

California Rate Payer Litigation: A total of seventeen lawsuits have been filed asserting claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant and several of its subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. One of the suits has been voluntarily dismissed, and the other sixteen suits remain pending.

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

      These six suits (the "Six Coordinated Suits") were coordinated for purposes of pretrial proceedings before the Superior Court for San Diego County. In the Spring of 2002, two of the defendants filed crossclaims against other market participants who were not parties to the actions. Some of those crossclaim defendants then removed the Six Coordinated Suits to the United States District Court for the Southern District of California. The plaintiffs filed a motion seeking to have the actions remanded to the California state court, and the defendants filed motions seeking to have the claims dismissed. On December 13, 2002, the United States District Court for the Southern District of California granted the plaintiffs' motion seeking to have the six cases remanded to the California state court. That decision remanding the Six Coordinated Suits to the California state courts has been appealed to the United States Court of Appeals for the Ninth Circuit by the defendants that filed the crossclaims. Those defendants have requested the district court to stay its remand decision until the Ninth Circuit can act on their appeal, but the district court has not yet ruled upon that request. If the district court's remand order is not stayed, then the Six Coordinated Suits will be remanded to the Superior Court for San Diego County and will go forward before that court while the appeal is pending.

      Seven additional rate payer lawsuits were filed between April 23, 2002 and May 24, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant and several of its subsidiaries, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California. The suits are related to events in the California wholesale electricity market occurring over the last three years. Each of the complaints alleges violation of California's Unfair Competition Act. One complaint also alleges violation of California's antitrust statute. Each of the plaintiffs seeks class action status for their respective case. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. These suits were initially filed in California state courts by the plaintiffs and removed to United States district courts. These seven cases have been consolidated for purposes of pretrial proceedings with the Six Coordinated Suits described above. Whether these cases will remain in the United States District Court for the Southern District of California or be remanded to the California state courts in light of the district court's decision on December 13, 2002 to remand the Six Coordinated Suits cannot be determined at this time.

      On June 3, 2002, a lawsuit, Hansen v. Dynegy Power Marketing, et al., was filed in the Superior Court for the County of San Francisco against various owners of electric generation facilities in California, including Mirant and several of its subsidiaries, alleging substantially similar claims to the ratepayer actions described above. The plaintiff sought class action status for the lawsuit and purported to represent residential ratepayers located in various public utility districts in the State of Washington. The complaint sought, among other things, injunctive relief, disgorgement of profits, restitution and treble damages. This action was dismissed by the plaintiff on July 11, 2002.

      On July 15, 2002, an additional rate payer lawsuit, Public Utility District No. 1 of Snohomish Co. v. Dynegy Power Marketing, et al., was filed in the United States District Court for the Central District of California against various owners of electric generation facilities in California, including Mirant and its subsidiaries, by Public Utility District No. 1 of Snohomish County, which is a municipal corporation in the state of Washington that provides electric and water utility service. The plaintiff public utility district alleges that defendants violated California's antitrust statute by conspiring to raise wholesale power prices, injuring plaintiff through higher power purchase costs. The plaintiff also alleges that defendants acted both unfairly and unlawfully in violation of California's Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in "Enron-style" trading, and withholding power from the market. The plaintiff seeks restitution, disgorgement of profits, injunctive relief, treble damages, and attorney's fees. The federal judicial panel on multidistrict litigation has ordered the Snohomish suit to be transferred to the United States District Court for the Southern District of California and consolidated for purposes of pretrial proceedings with the Six Coordinated Suits. The defendants have filed motions seeking to have the claims dismissed.

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

      On November 20, 2002, a class action suit, Bustamante v. The McGraw-Hill Companies, Inc., et al., was filed in the Superior Court for the County of Los Angeles against certain publishers of index prices for natural gas, gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including the Company and various of its subsidiaries. The plaintiff in the Bustamante suit alleges that the defendants violated California Penal Code sections 182 and 395 and California's Unfair Competition Act by reporting false information about natural gas transactions to the defendants that published index prices for natural gas causing the prices paid by Californians for natural gas and for electricity to be artificially inflated. The suit seeks, among other things, disgorgement of profits, restitution, and compensatory and punitive damages.

Shareholder Litigation: Twenty lawsuits have been filed since May 29, 2002 against Mirant and four of its officers alleging, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misrepresentations and omissions to the investing public regarding Mirant's business operations and future prospects during the period from January 19, 2001 through May 6, 2002. The suits have each been filed in the United States District Court for the Northern District of Georgia, with the exception of three suits filed in the United States District Court for the Northern District of California. The complaints seek unspecified damages, including compensatory damages and the recovery of reasonable attorneys' fees and costs.

      The seventeen suits filed in the United States District Court for the Northern District of Georgia have been consolidated. In November 2002, the plaintiffs in the consolidated suits filed an amended complaint that added additional defendants and claims. The plaintiffs added as defendants Southern Company, the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, alleging the registration statement and prospectus for the initial public offering of Mirant's stock misrepresented and omitted material facts. In the amended complaint, the plaintiffs expand their claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to include statements made to the investing public regarding Mirant's business operations and future prospects during the period from September 26, 2000 through September 5, 2002. The amended complaint alleges, among other things, that Mirant's stock price was artificially inflated because the Company failed to disclose in various filings, public statements, and registration statements: (1) that Mirant allegedly reaped illegal profits in California by manipulating energy prices through a variety of alleged improper tactics; (2) that Mirant allegedly failed to take a timely charge to earnings through a write off of its interest in Western Power Distribution; and (3) the accounting errors and internal controls issues that were disclosed in July and November of 2002.

      Under a master separation agreement between Mirant and Southern Company, Southern Company is entitled to be indemnified by Mirant for any losses arising out of any acts or omissions by Mirant and its subsidiaries in the conduct of the business of Mirant and its subsidiaries. The underwriting agreements between Mirant and the various firms added as defendants that were underwriters for the initial public offering by the Company also provide for Mirant to indemnify such firms against any losses arising out of any acts or omissions by Mirant and its subsidiaries.

      In December 2002, two of the three suits pending in California were transferred by the court to the United States District Court for the Northern District of Georgia. Mirant expects those suits to be consolidated with the seventeen consolidated suits already pending before that court. The Company has not yet been served in the other suit filed in California.

Shareholder Derivative Litigation: Four purported shareholders' derivative suits have been filed against Mirant, its directors and certain officers of the Company.

      These lawsuits allege that the directors breached their fiduciary duties by allowing the Company to engage in alleged unlawful or improper practices in the California energy market during 2000 and 2001. The Company practices complained of in the purported derivative lawsuits largely mirror those complained of in the shareholder litigation, the rate payer litigation and the California attorney general lawsuits that have been previously disclosed by the Company. One suit also alleges that the defendant officers engaged in insider trading. The complaints seek unspecified damages on behalf of the Company, including attorneys' fees, costs and expenses and punitive damages. Three of the suits have been stayed until discovery begins in the seventeen consolidated suits pending in the United States District Court for the Northern District of Georgia described in Shareholder Litigation above.

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

Enron Bankruptcy Proceedings: Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of September 30, 2002, the total amount owed to Mirant by Enron was approximately $82 million. Based on a reserve for potential bad debts recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Edison Mission Energy Litigation: On March 8, 2002, two subsidiaries of Edison International (collectively, "EME") filed a breach of contract action against Mirant Corporation and two of its subsidiaries. In July 2001, Mirant and its subsidiaries entered into a contract with EME to purchase its 50% ownership interest in EcoElectrica Holdings Ltd. ("EcoElectrica"), a limited partnership owning a 540 MW liquefied natural gas fired combined cycle cogeneration facility in Puerto Rico together with various related facilities. EME alleges that Mirant and its subsidiaries breached the purchase agreement by failing to complete the purchase of EME's interest in EcoElectrica. The plaintiffs seek damages in excess of $50 million, plus interest and attorney fees. At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed.

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

Philippines IPP Review: Pursuant to the Electric Power Industry Reform Act of 2001, a governmental Inter-Agency Review Committee ("Committee") was established to review all contracts with IPPs in the Philippines, including those of the Company, to determine whether such contracts have provisions which are grossly disadvantageous or onerous to the government of the Philippines. On July 5, 2002, it was reported that 29 of the 35 contracts reviewed had legal or financial issues requiring further review or action. These included several of Mirant's contracts. Mirant Philippines, the Power Sector Assets and Liabilities Management Corporation ("PSALM"), the Department of Energy, and the Department of Justice have entered into a letter agreement establishing a general framework ("Framework Agreement") for resolving all outstanding issues raised by the Committee about Mirant's IPP contracts. The Department of Energy has announced that the parties "have successfully resolved, through bilateral agreement, between the Philippine Government and the firm, all outstanding issues" on Mirant's IPP contracts. The key terms of the new agreements are: Pagbilao will no longer nominate capacity beyond the plant's nominal capacity; Pagbilao will agree to settle certain issues on interpretation of its ECA relating to penalties resulting from forced outages and waive past claims relating thereto; the ECAs for Navotas I and II will be terminated and Mirant will acquire rights to the Navotas I and II plants in return for a net payment of approximately US$12 million; Mirant will be free to sell Navotas and excess Pagbilao energy output in the open market; and Sual and Pagbilao will waive their claims to be reimbursed for local business taxes. The benefits to Mirant are confirmation that the original contracts for Sual and Pagbilao remain intact and will be reaffirmed; no resultant material net income impact; reduction in potential penalty payments due to outages at Pagbilao; acquisition of ownership rights of Navotas I and II plants; and facilitation of further energy sales from Sual, Pagbilao and Navotas I and II. The Framework Agreement has numerous conditions precedent and its implementation will require many other agreements involving project companies, and in some cases other parties and government agencies. The parties have agreed to complete the measures within 90 days from the date of the Framework Agreement. Any issue with respect to Ilijan is outside the terms of the Framework Agreement.

Panda-Brandywine, L.P. Power Purchase Agreement: On July 18, 2002, the Maryland Court of Special Appeals ruled that a Power Purchase Agreement ("Panda PPA") between Panda-Brandywine, L.P. ("Panda") and PEPCO had been improperly assigned to Mirant and that PEPCO had improperly delegated its duties under the Panda PPA to Mirant. The Panda PPA is a long term power purchase agreement that expires in 2021. At the time that Mirant purchased the Mid-Atlantic assets from PEPCO in 2000, Mirant and PEPCO entered into a contractual arrangement (the "Back-to-Back Agreement") with respect to the Panda PPA under which (1) PEPCO agreed to resell to Mirant all "capacity, energy, ancillary services and other benefits" to which it is entitled from Panda under the Panda PPA; (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits; and (3) PEPCO irrevocably and unconditionally appointed Mirant to deal directly with Panda with respect to all matters arising under the Panda PPA. Mirant has also entered into an agreement with PEPCO that the Back-to-Back Agreement would be terminated and an adjustment would be made to the price paid by Mirant under the asset purchase and sale agreement if the Back-to-Back Agreement was found to be void by a binding court order within the period ending in March 2005. The amount of the purchase price adjustment is to be set so as to compensate PEPCO for the termination of the benefit to PEPCO of the back-to-back arrangement while also holding Mirant economically indifferent from any such court order. In December 2000, Mirant estimated that the charges to be paid by PEPCO for electricity under the Panda PPA exceeded the then existing market prices for electricity by $365 million on a net present value basis. In its July 18, 2002 decision, the Court of Special Appeals also ruled, however, that the Maryland PSC has the authority to approve the transfer of rights, duties and obligations under the Panda PPA to Mirant on public policy grounds despite the assignment provision and remanded the case to the Maryland PSC. The Court of Special Appeals denied a motion for reconsideration filed by Panda on September 23, 2002. In December 2002, the Maryland Court of Appeals, its highest court, granted petitions filed by PEPCO and Panda seeking to appeal the decision made by the Court of Special Appeals. Mirant does not believe that it will ultimately be required to make the purchase price adjustment, but the ultimate outcome cannot now be determined.

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

      ENERGY MARKETING AND RISK MANAGEMENT

      Mirant Corporation had approximately $947 million of trade credit support commitments outstanding as of September 30, 2002, which included $638 million of letters of credit, $5 million of net cash collateral held and $314 million of parent guarantees.

      Mirant Corporation has also guaranteed the performance of obligations under a multi-year agreement entered into by Mirant Americas Energy Marketing with Brazos Electric Power Cooperative ("Brazos"). Mirant Corporation's guarantee was $60 million at September 30, 2002, a decrease of $5 million from December 31, 2001. Mirant Corporation is subject to regulatory and commercial risks under this energy requirements contract. Mirant Corporation believes, but cannot guarantee, that it has adequately provided for the potential risks related to this contract, which terminates at the end of 2003.

      Mirant Corporation also has a guarantee of $64 million for the performance of all obligations to Pan Alberta Gas, Ltd. issued in 2000 and outstanding at September 30, 2002.

      Vastar, a subsidiary of BP, and Mirant Corporation had issued certain financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant Corporation has agreed to indemnify BP against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At September 30, 2002, such guarantees amounted to approximately $85 million.

      Mirant Americas Energy Marketing has a 20-year tolling agreement with Perryville under which Perryville will sell all the electricity generated by the facility to Mirant Americas Energy Marketing. At September 30, 2002, the total estimated notional commitment under this agreement was approximately $1.05 billion over the 20-year life of the contract. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay an existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The remaining obligations of Mirant Americas Energy Marketing under the tolling agreement are guaranteed by Mirant Corporation.

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

      TURBINE PURCHASES AND OTHER CONSTRUCTION-RELATED COMMITMENTS

      During the first quarter of 2002, Mirant committed itself to a restructuring plan designed to reduce capital spending and operating expenses. As a result, the Company recorded restructuring charges in the nine months ended September 30, 2002 related to these changes. The reduced capital spending plan results in material changes to Mirant's expected commitments under its turbine purchase agreements and its off-balance sheet equipment procurement facilities. Mirant has canceled and intends to cancel certain turbines under its purchase agreements and its off-balance sheet equipment procurement facilities. The commitments for turbines that Mirant has canceled and intends to cancel are included in Mirant's restructuring charges (Note H), and Mirant plans to formally terminate the orders for these turbines at various times within one year of the restructuring commitment date. Until these termination orders are issued Mirant continues to have the option to purchase the turbines.

      As of September 30, 2002, Mirant had outstanding agreements to purchase 32 turbines (24 gas turbines and 8 steam turbines) of which 11 have been accrued for termination under the March 2002 Plan (see table below). In addition, Mirant's other construction-related commitments totaled approximately $622 million at September 30, 2002.

      Mirant, through certain of its subsidiaries, has two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to the facilities, which are separate, independent third-party owners. For the first facility, which is a $1.8 billion notional value facility (the "domestic facility"), remaining contracts for 42 turbines (28 gas turbines and 14 steam turbines) have been assigned to a third-party trust. For the second facility, which at September 30, 2002 was a Euro 550 million (approximately $543 million) notional value facility (the "Euro facility"), remaining contracts for four engineered equipment packages ("power islands") have been assigned to a third-party owner incorporated in the Netherlands. Of these 46 remaining turbines/power islands, 35 have been accrued for termination under the March 2002 Plan.

                                                                          PROCUREMENT
                                                         PURCHASE          FACILITIES          TOTAL
                                                        COMMITMENTS     (TURBINES/POWER    TURBINES/POWER
                                                         (TURBINE)          ISLANDS)          ISLANDS
                                                         ---------          --------          -------
TURBINE COUNT
Total contracted turbines/power islands at
   December 31, 2001                                          48                55               103
Turbines/power islands terminated during
   the nine months ended September 30, 2002                   (8)               (9)              (17)
Turbines/power islands placed in service
   During the nine months ended September 30,
   2002                                                       (8)               --                (8)
                                                           -----             -----             -----
   Total contracted turbines/power islands at
     September 30, 2002                                       32                46                78
Turbines/power islands to be terminated
    or sold in the future under March 2002 Plan              (11)              (35)              (46)
                                                           -----             -----             -----
   Total remaining contracted turbines / power
     Islands at September 30, 2002 (after
     March 2002 Plan)                                         21                11                32
                                                           =====             =====             =====
COMMITMENTS FOR REMAINING CONTRACTED
TURBINES / POWER ISLANDS AFTER MARCH 2002 PLAN
(IN MILLIONS)

Total commitments not reported on balance
   sheet at September 30, 2002                             $  28             $ 377             $ 405
Total commitments reported on balance sheet at
   September 30, 2002                                      $  --             $ 128             $ 128
Cost to terminate at September 30, 2002                    $   2             $ 210             $ 212

      As part of the March 2002 Plan, Mirant negotiated deferrals of the shipment dates of certain turbines under both equipment procurement facilities. As a result, the revised shipment dates for certain turbines included in the domestic facility extend beyond the permitted term of the facility. Thus, the Company no longer has the option to enter into a lease arrangement for this equipment, and it will be forced to exercise its purchase option. Therefore, the equipment no longer qualifies for off-balance sheet treatment and Mirant is treating the equipment as if it is the owner for financial reporting purposes. Consequently, Mirant has included a $37 million liability for these turbines (equal to the costs incurred to date in constructing these turbines) as of September 30, 2002, of which $13 million was added to construction work in progress and $24 million was reported as restructuring expense during the quarter ended March 31, 2002 as part of the March 2002 Plan. Of the $37 million liability, $13 million is reported as "Other long-term debt" and $24 million is reported in "Current portion of long-term debt" on the accompanying unaudited condensed consolidated balance sheet at September 30, 2002. Of the $24 million in the "Current portion of long-term debt," $2 million was reclassified from restructuring reserves (as it had previously been accrued for termination in the March 2002 Plan).

      During the quarter ended September 30, 2002, the Company made unreimbursed direct payments to vendors related to certain turbines/power islands in the equipment procurement facilities. Therefore, the equipment no longer qualifies for off-balance sheet treatment and Mirant is treating the equipment as if it is the owner for financial reporting purposes. Consequently, Mirant has recorded a $188 million liability (equal to the costs incurred to date in constructing these turbines/power islands) as of September 30, 2002, of which $29 million was reclassified from the restructuring reserve (as it had previously been accrued for termination in the March 2002 Plan), and the remaining $159 million was added to construction work in progress. Of the $188 million liability, $27 million is reported in "Other long-term debt" and $161 million is reported in "Current portion of long-term debt" on the accompanying unaudited condensed consolidated balance sheet at September 30, 2002. The Company recorded a $132 million impairment charge related to certain of these turbines/power islands during the three months ended September 30, 2002 (Note D).

      Effectively, as of September 30, 2002, Mirant has now recognized in its financial statements all of the remaining four power islands and related debt obligations in the European equipment procurement facility.

      The drawn amounts of all turbines/power islands (included those to be terminated) under the equipment procurement facilities were equal to $508 million as of September 30, 2002 ($391 million in the domestic facility and $117 million in the Euro facility), of which Mirant has guaranteed 89.9%. Mirant has recorded $225 million of this amount as a liability on its balance sheet as described above.

      Further, the modification of the Company's strategic direction subsequent to March 2002 is likely to result in restructuring charges incremental to those contemplated in the March 2002 Plan. See Note H.

      In October 2002, Mirant terminated contracts for twelve turbines. Nine of the turbines had previously been accrued for termination in the March 2002 Plan, and the termination of the remaining three turbines resulted in additional termination expense of approximately $34 million which was recorded during the fourth quarter of 2002. Additionally, Mirant negotiated deferrals of the shipment dates of certain other turbines under the domestic equipment procurement facility that were part of the March 2002 Plan. As a result, the revised shipment dates for certain turbines included in the facility extend beyond the permitted term of the facility. Thus, the Company no longer has the option to enter into a lease arrangement for this equipment, and it will be forced to exercise its purchase option. Therefore, the equipment no longer qualifies for off-balance sheet treatment and Mirant will be treating the equipment as if it is the owner for financial reporting purposes. Consequently, Mirant will reclassify approximately $79 million from its restructuring accrual to "Current portion of long-term debt" for these turbines (equal to the costs incurred to date in constructing these turbines) in the fourth quarter of 2002.

      In November 2002, the Company made further unreimbursed direct payments to vendors related to two turbines in the domestic equipment procurement facility. Therefore, the equipment will no longer qualify for off-balance sheet treatment and Mirant will be treating the equipment as if it is the owner for financial reporting purposes. Consequently, Mirant will record approximately a $31 million liability as "Other long-term debt" (equal to the costs incurred to date in constructing these turbines) and $31 million will be added to "Construction work in progress" in the fourth quarter of 2002.

  LONG-TERM SERVICE AGREEMENTS

      Mirant has entered into long-term service agreements for the maintenance and repair by third parties of many of its combustion-turbine generating plants. Generally, these agreements may be terminated at little or no cost prior to shipment of the associated turbine. As of September 30, 2002, the maximum termination amounts for long-term service agreements associated with completed and shipped turbines were $642 million. As of September 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $805 million. These commitments are payable over the course of each agreement's term. The terms range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

      As a result of the turbine cancellations as part of the March 2002 Plan, the long-term service agreements associated with the canceled turbines will also be canceled. However, as stated above, canceling the long-term service agreements will result in little or no termination costs to Mirant. Mirant does not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, the March 2002 Plan should not have an impact on the long-term service agreement commitments disclosed above.

OBLIGATIONS UNDER ENERGY DELIVERY AND PURCHASE COMMITMENTS

      Under the asset purchase and sale agreement for the PEPCO generating assets, Mirant assumed and recorded net obligations of approximately $2.3 billion representing the estimated fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements, which consist of five power purchase agreements ("PPAs") and two transition power agreements ("TPAs"). The estimated fair value of the contracts was derived using forward prices obtained from brokers and other external sources in the market place including brokers and trading platforms/exchanges such as the New York Mercantile Exchange ("NYMEX") and estimated load information. The PPAs, which are with parties unrelated to PEPCO, are for a total capacity of 735 MW and expire over periods through 2021. The TPA agreements state that Mirant will sell a quantity of megawatthours over the life of the contracts based on PEPCO's load requirements. The TPA agreement related to load in Maryland expires in June 2004, while the TPA agreement related to load in the District of Columbia expires in January 2005. The proportion of megawatthours supplied under the two agreements are currently 64% and 36%, respectively. As actual megawatthours are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. For the three and nine months ended September 30, 2002, the Company recorded as revenues, amortization of approximately $120 million and $320 million, respectively, of the TPA obligation. Approximately $8 million and $42 million, respectively, of amortization of the PPA obligation was recorded as a reduction of the cost of electricity purchased. As of September 30, 2002, the remaining obligations recorded in the unaudited condensed consolidated balance sheet for the TPAs and PPAs totaled $986 million and $492 million, respectively, of which $480 million and $65 million, respectively, are classified as current. The remaining TPA obligation will be amortized as an increase in revenue through January 2005. The remaining PPA obligation will be amortized as a reduction of cost of energy purchased through 2021. At September 30, 2002, the estimated commitments under the PPA agreements were $1.58 billion based on the total remaining MW commitment at contractual prices.

      Other obligations of approximately $96 million related to other out of market contracts are also included in the unaudited condensed consolidated balance sheet.

   FUEL COMMITMENTS

      Mirant has a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the monthly spot rate then prevailing at each delivery point. In July 2002, Mirant and BP restructured their contract. The contract term has been extended to December 31, 2009, unless terminated sooner. Mirant has the ability to reduce the purchase obligation on this contract annually. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices is $2.2 billion as of September 30, 2002. The contract is now subject to the North American Master Netting Agreement between Mirant and BP, dated December 1, 2001 (the "Master Netting Agreement") and a new collateral annex to the Master Netting Agreement. Together, the Master Netting Agreement and Collateral Annex provide that the amounts due to BP under the contract will be netted against payments due between Mirant and BP under various other gas and power contracts, and that collateral will be posted by one party to the other based on the net amount of exposure.

      Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $509 million at September 30, 2002. These agreements will continue to be in effect through 2012.

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

      In July 2002, in conjunction with the commencement of Mirant Mid-Atlantic's minimum synthetic fuel purchase commitments, Mirant Americas Energy Marketing arranged for the synthetic fuel supplier to contract with the coal supplier to purchase coal directly from the supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal purchased by Mirant Americas Energy Marketing under the contracts, which are included in the fixed volumetric purchase commitment of $509 million noted above.

   MIRANT NEW ENGLAND GUARANTEE

      Mirant New England is required to sell electricity at fixed prices to Cambridge and Commonwealth in order for them to meet their supply requirements to certain retail customers. In April 2002, Mirant Corporation issued a guarantee in the amount of $188 million for any obligations Mirant New England may incur under its Wholesale Transition Service Agreement with Cambridge Electric Light Company and Commonwealth Electric Company. Both the guarantee and the agreement expire in February 2005.

   OPERATING LEASES

      On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. Mirant Mid-Atlantic is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended September 30, 2002 and 2001 and $74 million for both the nine months ended September 30, 2002 and 2001. As of September 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.8 billion. The lease agreements contain covenants that restrict the Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

      Mirant Mid-Atlantic has an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility.

      Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements which, in general, decreases over time. At September 30, 2002, the termination value was approximately $1.4 billion. Upon expiration of the original lease term, the termination value will be $300 million.

      Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $33 million and $31 million during the three months ended September 30, 2002 and 2001, respectively, and approximately $96 million and $94 million during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, estimated minimum rental commitments for non-cancelable operating leases were $3.4 billion.

J. DISCONTINUED OPERATIONS

      In August 2002, Mirant completed the sale of its wholly owned subsidiary MAP Fuels Limited, which wholly owned AQC, in Queensland, Australia, for approximately $21 million. The asset was sold at approximately book value. In July 2002, Mirant announced that it had entered into an agreement to sell Neenah for approximately $109 million. The proceeds from the sale of Mirant's investment in Neenah are expected to approximate book value. The sale is expected to close in the first quarter of 2003. In February 2002, Mirant announced that it had entered into an agreement to sell its State Line generating facility for $181 million plus an adjustment for working capital. The sale was completed in June 2002. State Line was previously reported in Mirant's North America Group operations. In addition, income from discontinued operations for the three months ended March 31, 2001 includes SE Finance, which was contributed to Southern on March 5, 2001 as part of Mirant's spin-off from Southern.

      The results of these discontinued operations for the three and nine months ended September 30, 2002 and 2001 were as follows (in millions):

                                                          FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,                     ENDED SEPTEMBER,
                                                         2002               2001               2002               2001
                                                         ----               ----               ----               ----
            Revenue ......................               $  9               $ 23               $ 53               $ 67
            Leveraged lease income .......                 --                 --                 --                 10
            Expense ......................                  4                 17                 34                 51
            Equity in (loss) of affiliates                 --                 --                 --                 (3)
                                                         ----               ----               ----               ----
            Income before income taxes ...                  5                  6                 19                 23
                                                         ----               ----               ----               ----
            Income taxes .................                  3                  2                  8                  4
                                                         ----               ----               ----               ----
            Net income ...................               $  2               $  4               $ 11               $ 19
                                                         ====               ====               ====               ====

      The table below presents the components of the balance sheet accounts classified as current assets and liabilities held for sale as of September 30, 2002 and December 31, 2001 (in millions):

                                                                     SEPTEMBER 30,     AT DECEMBER 31,
            CURRENT ASSETS:                                              2002               2001
                                                                         ----               ----
            Cash and cash equivalents ....................                $--               $  4
            Accounts receivable ..........................                  2                 10
            Inventory ....................................                 --                  5
            Property, plant and equipment ................                100                283
            Intangibles ..................................                 --                 14
            Other assets .................................                  3                  7
               Total current assets held for sale ........               $105               $323
                                                                         ====               ====
            CURRENT LIABILITIES:
            Taxes and other payables .....................               $  7               $ 15
            Deferred taxes ...............................                  5                 18
            Other current liabilities ....................                 --                  4
                                                                         ----               ----
               Total current liabilities related to assets
                  held for sale ..........................               $ 12               $ 37
                                                                         ====               ====

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

                            FINANCIAL DATA BY SEGMENT
             For the Three Months Ended September 30, 2002 and 2001
                                  (In Millions)

                                                                                              Corporate and
                                                         North America       International     Eliminations      Consolidated
                                                       ------------------    --------------    ------------    ------------------
                                                        2002       2001      2002     2001     2002    2001     2002       2001
Operating Revenues:
    Generation and energy marketing                    $ 1,968    $ 2,195    $ 132    $ 122    $ --    $ --    $ 2,100    $ 2,317
    Distribution & integrated utility revenues             128        154       --       --      --      --        128        154
    Other                                                   29         12        1        1      --      --         30         13
                                                       -------    -------    -----    -----    ----    ----    -------    -------
    Total operating revenues                             2,125      2,361      133      123      --      --      2,258      2,484

Operating Expenses:
    Cost of fuel, electricity and other products         1,470      1,612        3       (1)     --      --      1,473      1,611
                                                       -------    -------    -----    -----    ----    ----    -------    -------
    Gross Margin                                           655        749      130      124      --      --        785        873
Other Operating Expenses:
    Depreciation and amortization                           58         63       20       34       4       1         82         98
    Maintenance                                             23         23        8        7      --      --         31         30
    Selling, general, and administrative                   112        124       38       23      22      31        172        178
    Impairment loss                                        106          3       98       --      --      --        204          3
    Restructuring charges                                    6         --        7       --      (5)     --          8         --
    Gain on sales of assets, net                            (2)        --       (3)      --      --      --         (5)        --
    Other                                                  130        109        6        3       1       4        137        116
                                                       -------    -------    -----    -----    ----    ----    -------    -------
    Total other operating expenses                         433        322      174       67      22      36        629        425
                                                       -------    -------    -----    -----    ----    ----    -------    -------
Operating Income (Loss)                                    222        427      (44)      57     (22)    (36)       156        448

Other Income (Expense):
    Interest expense, net                                  (32)       (37)     (22)     (35)    (46)    (40)      (100)      (112)
    Equity in income of affiliates                           5          8       20       30      --      --         25         38
    Impairment loss on minority owned affiliates            --         --      (18)      --      --      --        (18)        --
    Gain/(loss) on sales of assets, net                     --         (1)      (4)      --      --      --         (4)        (1)
    Other                                                   (3)         3       (1)      10      --      (3)        (4)        10

Income (Loss) From Continuing Operations
                                                       -------    -------    -----    -----    ----    ----    -------    -------
    Before Income Taxes and Minority Interest              192        400      (69)      62     (68)    (79)        55        383

Provision (Benefit) for income taxes                        64        170       (5)      (3)    (21)    (32)        38        135
Minority interest                                            6          4        9        8       5       6         20         18
                                                       -------    -------    -----    -----    ----    ----    -------    -------
Income (Loss) From Continuing Operations                   122        226      (73)      57     (52)    (53)        (3)       230

Income From Discontinued Operations,
 Net of Tax Benefit                                          1          3        1        1      --      --          2          4
                                                       -------    -------    -----    -----    ----    ----    -------    -------
Net Income (Loss)                                      $   123    $   229    $ (72)   $  58    $(52)   $(53)   $    (1)   $   234
                                                       =======    =======    =====    =====    ====    ====    =======    =======

                            FINANCIAL DATA BY SEGMENT
              For the Nine Months Ended September 30, 2002 and 2001
                                  (In Millions)

                                                                                              Corporate and
                                                         North America      International      Eliminations       Consolidated
                                                      ------------------    --------------    --------------    ------------------
                                                        2002       2001     2002     2001      2002     2001       2002       2001
Operating Revenues:
    Generation and energy marketing                   $ 4,168    $ 6,365    $ 394    $ 326      $--      $--    $ 4,562    $ 6,691
    Distribution & integrated utility revenues            362        334       --       --       --       --        362        334
    Other                                                  54         22        3        2       --       --         57         24
                                                      -------    -------    -----    -----    -----    -----    -------    -------
    Total operating revenues                            4,584      6,721      397      328       --       --      4,981      7,049

Operating Expenses:
    Cost of fuel, electricity and other products        3,016      4,588       11        5       --       --      3,027      4,593
                                                      -------    -------    -----    -----    -----    -----    -------    -------
    Gross Margin                                        1,568      2,133      386      323       --       --      1,954      2,456
Other Operating Expenses:
    Depreciation and amortization                         161        173       66       99        9        3        236        275
    Maintenance                                            74         80       18       18       --       --         92         98
    Selling, general, and administrative                  324        474       96       80       59       99        479        653
    Impairment loss                                       106         96       98       --       --       --        204         96
    Restructuring charges                                 500         --       79       --       19       --        598         --
    Gain on sales of assets, net                           (1)        --      (32)      --       --       --        (33)        --
    Other                                                 336        347       14       10       13       13        363        370
                                                      -------    -------    -----    -----    -----    -----    -------    -------
    Total other operating expenses                      1,500      1,170      339      207      100      115      1,939      1,492
                                                      -------    -------    -----    -----    -----    -----    -------    -------
Operating (Loss) Income                                    68        963       47      116     (100)    (115)        15        964

Other Income (Expense):
    Interest expense, net                                 (98)      (115)     (73)     (93)    (123)     (98)      (294)      (306)
    Equity in income of affiliates                         17         23      128      141       --       --        145        164
    Gain/(loss) on sales of assets, net                    (1)        --      277        1       --       --        276          1
    Impairment loss on minority owned affiliates           --         --     (335)      --       --       --       (335)        --
    Other                                                   8         (1)      23       21       (3)      --         28         20

(Loss) Income From Continuing Operations

                                                      -------    -------    -----    -----    -----    -----    -------    -------
    Before Income Taxes and Minority Interest              (6)       870       67      186     (226)    (213)      (165)       843

(Benefit) Provision for income taxes                      (13)       367      114      (33)     (82)     (58)        19        276
Minority interest                                          12          8       26       24       16       16         54         48
                                                      -------    -------    -----    -----    -----    -----    -------    -------
(Loss) Income From Continuing Operations                   (5)       495      (73)     195     (160)    (171)      (238)       519

Income From Discontinued Operations,
 Net of Tax Benefit                                         9         11        2        3       --        5         11         19
                                                      -------    -------    -----    -----    -----    -----    -------    -------
Net (Loss) Income                                     $     4    $   506    $ (71)   $ 198    $(160)   $(166)   $  (227)   $   538
                                                      =======    =======    =====    =====    =====    =====    =======    =======

                  SELECTED BALANCE SHEET INFORMATION BY SEGMENT
                              At September 30, 2002
                                  (In Millions)

                                                                                  Corporate and
                                       North America         International         Eliminations           Total
                                       -------------         -------------         ------------           -----
Current assets                            $ 5,735               $  909               $   129             $ 6,773

Property, plant & equipment,
  including leasehold interest              6,307                1,712                   112               8,131

Total assets                               16,632                4,541                   202              21,375

Total debt                                  3,831                1,445                 3,293               8,569

Common equity                               5,736                2,426                (2,931)              5,231

L. SUBSEQUENT EVENT

   TDC Energy Litigation

      On December 12, 2002, TDC Energy LLC filed a complaint against Mirant and several of its subsidiaries in the United States Bankruptcy Court for the Eastern District of Louisiana. On December 1, 2000, Mirant Americas Energy Capital agreed to loan TDC Energy up to $75 million to develop oil and gas leasehold properties located off the coast of Texas and Louisiana. As security for the loan, Mirant Americas Energy Capital obtained a security interest in virtually all of TDC Energy's assets, including its leasehold interests, its contract rights, and the revenues generated from its production of oil and gas. All revenue generated by TDC Energy was required to be paid into a bank account controlled by Mirant Americas Energy Capital. On March 19, 2002, Mirant Americas Energy Capital declared TDC Energy in default under the loan agreement. TDC Energy filed a Chapter 11 bankruptcy petition on August 19, 2002. At the time of the Chapter 11 filing, Mirant Americas Energy Capital had advanced TDC Energy approximately $62 million. The December 2002 complaint alleges that Mirant Americas Energy Capital, in contravention of the loan agreement, systematically refused to release funds to TDC Energy from the Mirant Americas Energy Capital bank account. Further, the complaint alleges that Mirant Americas Energy Capital's failure to release the funds forced TDC Energy to (i) abandon profitable drilling projects; (ii) lay off employees; and (iii) file bankruptcy. The complaint alleges breach of contract, tort claims, and breach of fiduciary duty of a former Mirant Americas Energy Capital officer that served on TDC Energy's board. TDC Energy seeks damages in excess of $73 million. The Mirant parties will timely respond to the complaint. The Company cannot predict the outcome of this proceeding.

      On December 20, 2002, certain subsidiaries of Mirant entered into a share sale agreement with China Resources Power Holdings Co. Ltd, to sell Mirant's indirect 33% interest in the 1,980 MW Shajiao C power project (Guangdong Province, China) for $300 million. Mirant expects to record a gain on the sale. The transaction is expected to close by the end of 2002. In connection with the sale, Mirant expects to repay the approximately $254 million balance under the credit facility for Mirant Asia-Pacific. Repayment of the credit facility will eliminate the existing prohibition on distributions included therein.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Mirant Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Mirant Corporation and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002, and the related statements of stockholders' equity and cash flows for the nine-month period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001, and the related statement of cash flows for the nine-month period ended September 30, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.

/s/ KPMG LLP

Atlanta, Georgia
December 20, 2002

ITEM 2.

                       MIRANT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

      We are a global competitive energy company that delivers value primarily by producing and selling electricity in the U.S., Philippines, China and the Caribbean. In the U.S., we optimize the value of our extensive power plant asset base by buying and selling power and natural gas and other fuels utilizing our risk management and marketing expertise. In the Philippines and China, we have long-term contracts to sell the majority of the power produced from our power plants and in the Caribbean we also own fully integrated electric utilities with generation, transmission and distribution capabilities. As of November 30, 2002, we owned or controlled more than 22,100 MW of electric generating capacity around the world and expect to bring online approximately 1,200 MW by December 2003. In North America, we also control access to approximately 3.8 billion cubic feet per day of natural gas production, more than 3.6 billion cubic feet per day of natural gas transportation and approximately 49 billion cubic feet of natural gas storage as of September 30, 2002.

      With the sale of our investments in Bewag, WPD and our restructuring, we changed our principal business segments from Americas, Asia-Pacific and Europe to North America and International. For the first three quarters of 2002, North America includes our United States, Canadian and Caribbean operations and International includes our Asia-Pacific, European and Brazilian operations. The other reportable business segment is Corporate. In the fourth quarter of 2002, we launched an additional phase of our restructuring plan. As a result of this restructuring, our Caribbean operations will be reported in our International Group rather than our North American Group beginning in the fourth quarter of 2002.

      As a result of the ongoing downward trend in market conditions, we have modified our business strategy to focus on our North American, Philippines and Caribbean operations. As part of this new focus, we will continue to reduce the level of our trading and marketing activity, particularly with respect to physical natural gas, as well as continue our asset sales program. As a result of this contraction, we expect to record additional restructuring charges. Our current portfolio of power plants and electric utilities gives us a net ownership and leasehold interest of over 18,600 MW of electric generating capacity around the world, and control of over 3,500 MW of additional generating capacity through management contracts. Our business also includes managing risks associated with market price fluctuations of energy and energy-linked commodities. We use our risk management capabilities to optimize the value of our U.S. asset portfolio and offer risk management services to gas producers.

      CHANGES IN SENIOR MANAGEMENT

      On December 4, 2002, Mirant announced that Harvey Wagner would be joining the Company as its Executive Vice President and Chief Financial Officer beginning January 1, 2003. Mr. Wagner will be replacing Mirant's current Chief Financial Officer, Raymond Hill.

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

      As a result of the identification of the initial accounting issues described in the July 30, 2002 press release, the Company retained the law firm of King & Spalding with the support of a nationally recognized accounting firm to conduct an independent review and to report to the Company's Audit Committee. King & Spalding has concluded that there was no fraudulent conduct on the part of any Mirant employee or officer related to the identified accounting issues.

      In the course of resolving the previously announced accounting issues discussed above, and the concurrent review of Mirant's interim financial statements, errors affecting Mirant's historical financial statements were identified. A summary of these adjustments is as follows (in millions):

                                                               INCREASE (DECREASE) IN NET INCOME
                                                               ---------------------------------
                                                                 2001 AND           FIRST QUARTER
                                                               PRIOR PERIODS            2002
                                                               -------------            ----
Corrections of Prior Years' Income

-       U.S. income taxes on Asian income (a)...........            $42
-       Natural gas asset (b)...........................            (42)
-       Other...........................................            (15)
Corrections of Items Impacting 2002 and Prior Year(s)
-       Accrued power revenues (c) .....................            (29)                  $8
-       WPD income taxes (d)............................            (17)
-       Other...........................................             10                    6
Corrections of Items Impacting 2002 Interim Results
-       Gas accrual (e).................................                                  16
-       Accrued gas revenues (f)........................                                  12
-       Other...........................................                                  (6)
                                                                   ----                  ---
  TOTAL CORRECTIONS.....................................           ($51)                 $36
                                                                   ====                  ===

(a) excess U.S. income tax on Asia income of $10 million in each of 1999 and 2000, and $22 million in 2001

(b) the cumulative impact of the previously disclosed overstatement of a natural gas asset

(c) $48 million of overstated physical power sales were accrued through December 31, 2001; $13 million of expenses and $11 million of revenues were originally recorded in the first and second quarters of 2002, respectively, related to this item.

(d) $17 million of deferred tax expenses related to the Company's investment in WPD were originally recorded in the second quarter of 2002. These expenses relate to 1999, 2000 and 2001.

(e) earnings for the first quarter of 2002 were understated by $16 million, and earnings for the second quarter of 2002 were overstated by $16 million.

(f) correction of accrued gas revenues that decreased first quarter net loss by $12 million and increased second quarter net loss by $8 million

     A summary of the adjustments to the previously filed first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                                         THREE MONTHS ENDED MARCH 31, 2002
                                                         ---------------------------------
                                                      AS PREVIOUSLY FILED          AS RESTATED
                                                      -------------------          -----------
                   Operating revenues..............          $7,037                   $6,908
                   Operating expenses..............           6,465                    6,298
                                                             ------                   ------
                   Gross margin....................             572                      610
                   Other...........................            (614)                    (616)
                                                             ------                   ------
                   Net (loss) ......................           $(42)                     $(6)
                                                             ======                   ======

      Prior to filing its second quarter 2002 Form 10-Q, the Company also resolved its announced balance sheet reclassifications that reduce both energy risk management and marketing assets and liabilities in the Company's December 31, 2000 and 2001 consolidated balance sheets by $1.53 billion and $820 million, respectively. These reclassifications relate primarily to intra-company eliminations and do not have any effect on the Company's results of operations, revenues, expenses, net income, liquidity or cash flow.

      The Company's independent auditors assessed the Company's internal controls of its North American energy marketing and risk management operations as part of the interim review for the second quarter. The independent auditors provided the Company with detailed process improvement recommendations to address internal control deficiencies in existence at June 30, 2002. The independent auditors have advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. The Company has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies. Management has discussed its proposed actions with the Audit Committee and has begun implementation of certain items and developed a timeline for implementation of all items (See Item 4 of Part I of this Form 10-Q). The Company has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in the Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements despite the presence of the control weaknesses as noted above.

      In October 2002, the Company engaged KPMG to reaudit the Company's 2000 and 2001 financial statements for two primary reasons: (i) to address accounting errors identified during reviews of the Company's previously disclosed accounting issues; and (ii) to enable its independent auditors to provide an opinion on Mirant's 2000 and 2001 financial statements which will be required to be revised upon adoption of EITF Issue 02-3 and SFAS No. 144. The Company expects the reaudit to result in a restatement of its statement of income for either or both of 2000 and 2001 and potentially for interim periods in 2001 and 2002.

RESULTS OF OPERATIONS

      Results of operations for the three and nine months ended September 30, 2002 include revenue which result in higher margins than are currently available based on forward curves. For example, the prices realized under our power sales agreement with California DWR which expires in December 2002, were significantly above market prices during 2002. Our inability to enter into contracts with similar margins is expected to adversely impact our future operating results.

      Our earnings currently benefit also from the fact that we entered into power sales agreements (the Transition Power Agreements, or "TPAs") with PEPCO upon our acquisition of their assets in December 2000. These agreements require us to sell power to PEPCO at a rate below prices available in the market at the time we entered into the agreements with PEPCO. The first of these agreements expires in June 2004, and the second expires in January 2005. In purchase accounting we record the value of this out-of-market obligation at the date of closing in December 2000, and amortize it as an increase in revenue over the period the obligation is satisfied. Our margins have been increased by $120 million and $103 million in the three months ended September 30, 2002 and 2001, respectively, and by $320 million and $322 million in the nine months ended September 30, 2002 and 2001, respectively, as a result of the amortization of these obligations. At September 30, 2002, approximately $1.105 billion of obligation remains, all of which will increase our revenues in the fourth quarter of 2002 through the first quarter of 2005, as our obligations to PEPCO are met.

      The value of the out-of-market obligation is not adjusted for subsequent changes in market prices. As a result, the amount of amortization recognized as revenue will differ from the amount required to satisfy the obligation based on market prices at the time the obligations are satisfied. The actual amortization exceeded the amount required to satisfy the obligation based on market price by $125 million and $95 million, respectively, in the three months ended September 30, 2002 and 2001 and $371 million and $149 million, respectively, in the nine months ended September 30, 2002 and 2001.

      Our earnings also currently benefit from the fact that we assumed certain power purchase agreements ("PPAs") from PEPCO upon our acquisition of their assets. These agreements require us to purchase power from third parties at rates that were above prices available at the time we assumed PEPCO's obligations under these agreements. These agreements expire through 2021. In purchase accounting, we recorded the value of this out-of-market obligation at the date of closing in December 2000, and amortize it as a reduction of the cost of electricity purchased over the remaining term of the PPAs. Our margins have been increased by $8 million and $5 million in the three months ended September 30, 2002 and 2001, respectively, and by $42 million and $19 million in the nine months ended September 30, 2002 and 2001, respectively, as a result of the amortization of these obligations. As is the case with the TPAs, the value of these obligations is not adjusted for subsequent changes in market prices. As a result, the amount of amortization recognized as a reduction of the cost of electricity purchased will differ from the amount required to satisfy the obligation based on market prices at the time the obligations are satisfied. The amount required to satisfy the obligation based on market price exceeded the actual amortization by $29 million and $26 million, respectively, in the three months ended September 30, 2002 and 2001, and $86 million and $69 million, respectively, in the nine months ended September 30, 2002 and 2001.

      We have seen lower trading volumes in forward markets for both gas and electricity. Trading volumes are expected to further decline as a result of a number of our competitors exiting the trading business and as a result of our plan to reduce significantly the size of our physical natural gas operations.

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND

                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

Significant income statement items appropriate for discussion include the following:

                                                                                         Increase (Decrease)
                                                                        Third Quarter                          Year-to-Date
                                                                 ---------------------------           ---------------------------
                                                                                         (in millions)
Operating revenues                                               $(226)               (9%)             $(2,068)              (29%)
Cost of fuel, electricity and other products                      (138)               (9%)              (1,566)              (34%)
Gross margin                                                       (88)              (10%)                (502)              (20%)
Other operating expenses
   Depreciation and amortization                                   (16)              (16%)                 (39)              (14%)
   Selling, general and administrative                              (6)               (3%)                (174)              (27%)
   Impairment loss                                                 201                NM                   108               112%
   Restructuring charges                                             8                NM                   598                NM
   Gain on sale of assets, net                                       5                NM                    33                NM
   Other                                                            21                18%                   (7)               (2%)
Other income/expense
   Interest income                                                  (1)               (3%)                 (57)              (49%)
   Interest expense                                                (13)               (9%)                 (69)              (16%)
   Gain/(loss) on sale of assets, net                               (3)               NM                   275                NM
   Equity in income of affiliates                                  (13)              (34%)                 (19)              (12%)
   Impairment loss on minority owned affiliates                     18                NM                   335                NM
   Receivables recovery                                             --                --                    19               190%
   Other, net                                                      (14)             (140)%                 (11)             (110%)

Provision for income
   Taxes                                                           (97)              (72%)                (257)              (93%)
Minority interest                                                    2                11%                    6                13%

Note: NM indicates "not meaningful."

      Operating revenues. Our operating revenues for the three and nine months ended September 30, 2002 were $2,258 million and $4,981 million, respectively, a decrease of $226 million and $2,068 million over the same periods in 2001. The following factors were responsible for the decrease in operating revenues:

- Revenues from generation and energy marketing products for the three and nine months ended September 30, 2002, were $2,100 million and $4,562 million, a decrease of $217 million or 9% and $2,129 million, or 32% from the same periods in 2001. These decreases resulted primarily from decreased prices, decreased price volatility and reduced liquidity in our trading of natural gas and power, and reduced generation in the U.S. due to reduced demand. These decreases were offset somewhat by higher sales volumes due in part to the net capacity additions to our U.S. generating capacity since the comparable periods of 2001. In North America, the average price for power and natural gas both decreased more than 50% while sales volumes increased by more than 40% and 70%, respectively. In addition, our power production decreased by approximately 10%. The decrease for the third quarter 2002 is also due to exiting our European energy marketing operations. The year-to-date decrease was partially offset by higher revenues from our European energy marketing operations due to higher physical volumes in the German market in the first quarter of 2002.

- Distribution and integrated utility revenues for the three and nine months ended September 30, 2002, were $128 million and $362 million, respectively, a decrease of $26 million for the three months ended September 30, 2002 and an increase of $28 million for the nine months ended September 30, 2002. The decrease for the three months ended September 30, 2002 was primarily due to the reduction of approximately $24 million in revenue as a result of the sale of our Chilean operations in December 2001.

      The year to date increase was primarily attributable to approximately $97 million of additional revenue from our Jamaican investment, which was acquired in March 2001, offset somewhat by the reduction of approximately $70 million in revenue as a result of the sale of our Chilean operations in December 2001.

- Other revenues for the three and nine months ended September 30, 2002, were $30 million and $57 million, respectively, an increase of $17 million and $33 million from the same periods in 2001. Approximately 47% and 76% of these increases for the three and nine months ended September 30, 2002 was primarily attributable to revenues related to the gas and oil operations we acquired from Castex in August 2001. Approximately 41% and 21% of these increases for the three and nine months ended September 30, 2002 were attributable to increased revenue related to an operations and maintenance contract related to assets we operate but do not own.

      Cost of fuel, electricity and other products. Cost of fuel, electricity and other products for the three and nine months ended September 30, 2002, was $1,473 million and $3,027 million, respectively, a decrease of 9% and 34% from the same periods in 2001. These decreases of $138 million and $1,566 million were primarily attributable to decreased prices and decreased price volatility for natural gas and power and reduced generation in the U.S. These decreases were offset somewhat by higher purchases due in part to net capacity additions to our U.S. generating capacity since the comparable periods of 2001. In North America, the average price for power and natural gas decreased more than 50% while sales volumes increased by more than 40% and 70%, respectively. In addition, our power production decreased by approximately 10%. The decrease for the third quarter is also due to exiting our European energy marketing operations. The year to date decrease was partially offset by higher costs from our European energy marketing operations due to higher physical volumes in the German market in the first quarter of 2002 and by the operating expenses during the nine months ended September 30, 2002 from our Jamaican investment (which was acquired in March 2001).

      Gross margin. Gross margin for the three and nine months ended September 30, 2002, was $785 million and $1,954 million, respectively, a 10% and 20% decrease the same periods in 2001. As discussed above, the decreases were attributable to lower prices for electricity as well as lower production from our existing assets in the U.S. compared to the same periods in 2001. These decreases were offset somewhat by incremental net capacity additions to our U.S. generating capacity since the comparable periods of 2001, as well as improvements in the performance of a requirements contract in Texas. In addition, we reduced our obligation associated with this Texas requirements contract in the September 2002 quarter by $23 million, based on our expectations of remaining losses to be incurred during the remaining fifteen-month term of the contract.

      Other operating expenses. Other operating expenses for the three and nine months ended September 30, 2002, were $629 million and $1,939 million, respectively, an increase of 48% for the three months ended September 30, 2002 and an increase of 30% for the nine months ended September 30, 2002 over the same periods in 2001. The following factors were responsible for the changes in operating expenses:

- Depreciation and amortization expense for the three and nine months ended September 30, 2002, was $82 million and $236 million, respectively, a decrease of 16% and 14% from the same periods in 2001. The decreases of $16 million and $39 million resulted from no longer amortizing goodwill and trading rights recognized in business combinations of approximately $17 million and $55 million for the three and nine months ended September 30, 2002, respectively. These decreases were partially offset by additional depreciation from assets we acquired throughout 2001, and from the commencement of operations at our plants throughout 2001 and 2002.

- Selling, general and administrative expense for the three and nine months ended September 30, 2002, was $172 million and $479 million, respectively, a 3% and 27% decrease from the same periods in 2001. These decreases resulted from higher stock related compensation in the second quarter of 2001 and less costs in 2002 due to exiting the European trading and marketing operations in early 2002, offset somewhat by expenses from new acquisitions and assets coming on line. In addition, the year-to-date decrease resulted from provisions for potential losses taken in the first quarter of 2001 related to uncertainties in the California power markets.

- Impairment loss for the three and nine months ended September 30, 2002 was $204 million, as compared to $3 million and $96 million for the same periods in 2001. During the third quarter of 2002, we recorded an impairment loss of approximately $143 million related to our development projects in Norway and Korea. We also recorded a write down of $61 million reflecting the fair market value of Mirant Americas Production Company. In the second quarter of 2001, we wrote-off $88 million of our investment in our Chilean subsidiary, EDELNOR.

- Restructuring charges for the three and nine months ended September 30, 2002, were $8 million and $598 million, respectively. The components of the restructuring charges for the three and nine months ended September 30, 2002, respectively, include:

      - $0 and $285 million related to write-downs of work in progress and progress payments on equipment;

      - $(6) million and $240 million related to costs to cancel equipment orders and service agreements per contract terms;

      - $10 million and $67 million related to the severance of approximately 575 employees worldwide and other employee termination -related charges; and

      - $4 million and $6 million related to costs incurred to suspend construction projects in progress.

- Gain on sale of assets for the nine months ended September 30, 2002 was $33 million. This resulted primarily from the gain on the sale of our investment in Kogan Creek in the second quarter of 2002.

- Other expense for the three and nine months ended September 30, 2002 was $137 million and $363 million, respectively, a 18% and 2% increase from the same periods in 2001. These increases for the three and nine months ended September 30, 2002 were attributable to expenses from U.S. generating assets coming on line in 2002.

      Total other (expense) income, net. Other expense for the three and nine months ended September 30, 2002 was $(101) million $(180) million, respectively, an increase of 55% and 49% from the same periods in 2001. The increase in other expense for the three and nine months ended September 30, 2002 was primarily due to the following:

- Interest income for the three and nine months ended September 30, 2002, was $28 million and $60 million, respectively, compared to $29 million and $117 million for the same periods in 2001. The year to date decrease of $57 million was primarily due to lower interest revenue from our loan receivables related to Shajiao C and the Hyder acquisition, lower overall investment balances and lower interest rates earned on those balances. In addition, we had interest income in the first quarter of 2001 of approximately $12 million related to the Capital Funding subsidiary transferred to Southern in March 2001.

- Interest expense for the three and nine months ended September 30, 2002, was $128 million and $354 million, respectively, a decrease of 9% and 16% from the same periods in 2001. The decrease was due to higher capitalized interest during 2002. Capitalized interest for the three and nine months ended September 30, 2002 was $24 million and $91 million, respectively, compared to $14 million and $34 million for the same periods in 2001. The increase in capitalized interest resulted from higher levels of construction in progress in 2002. In addition, we had interest expense in the first quarter of 2001 of approximately $12 million related to the Capital Funding subsidiary transferred to Southern in March 2001.

- Gain/(loss) on sale of assets for the three and nine months ended September 30, 2002, was $(4) million and $276 million, respectively. The year-to-date amount resulted primarily from the gain on the sale of our investment in Bewag in February 2002 of $290 million. In addition, we recognized a net loss of approximately $9 million on the sale of our investments in SIPD and Perryville in the second quarter of 2002.

- Equity in income of affiliates for the three and nine months ended September 30, 2002 and 2001 was $25 million and $145 million, respectively, compared to $38 million and $164 million for the same periods in 2001. These decreases were primarily due to the reduction of earnings from Bewag, SIPD and WPD resulting from our sale of those assets in 2002, offset by higher current year earnings from our Shajiao C venture due to forced outages in 2001 and earnings due to the commencement of operations at the Ilijan facility.

- Impairment loss on minority owned affiliates for the three and nine months ended September 30, 2002 was $18 million and $335 million, respectively. During the three months ended September 30, 2002, we recorded a write-down of approximately $10 million for our Norway investment and an adjustment of approximately $8 million for our investment in WPD. We recorded a write-down of approximately $317 million during the second quarter of 2002 for our investment in WPD.

- Receivables of $29 million were recovered by us during the first quarter of 2002 as final payment related to receivables that were assumed in conjunction with the Mirant Asia-Pacific Limited business acquisition. During the first quarter of 2001, we received $10 million related to these receivables. At the time of the purchase, we did not place value on the receivables due to the uncertain credit standing of the party from whom the receivables were due.

      Provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2002 was $38 million and $19 million, a 72% and 93% decrease from the same periods in 2001. Approximately 29% of the decrease in the provision for the quarter is due to a reduction in pre tax income from operations and a decrease of 66% is due to impairment charges. These decreases are offset by an additional provision recorded in the quarter related to Mirant's limited ability to fully utilize its future foreign tax credits and due to a provision for taxes on earnings from Mirant's China venture which are no longer considered permanently reinvested. Approximately 40% of the year to date decrease is due to a reduction in pre tax income from operations primarily from our Americas group. In addition a 105% decrease is due to the tax benefit related to restructuring and impairment charges taken in 2002. These decreases were offset by a 45% increase in taxes related to the gain on sale of our investment in Bewag in February 2002 and SIPD in May 2002, and local country taxes on a portion of Mirant's Philippine operations which became taxable in that country in July 2002. In 2001, the Company also recorded additional provisions related to our consolidated tax position in the first quarter of 2001.

      Minority interest. Minority interest for the three and nine months ended September 30, 2002 was $20 million and $54 million, an 11% and 13% increase from the same periods in 2001. These increases were primarily attributable to higher income from Jamaica, Shajiao C and our Philippine operations offset somewhat by a reduction of income after the sale of our investment in our Chilean subsidiary, EDELNOR in December 2001.

EARNINGS

      Our consolidated net loss for the three and nine months ended September 30, 2002, was $1 million ($0 per diluted share) and $227 million ($.56 per diluted share), respectively, compared to net income of $234 million ($0.67 per diluted share) and $538 million ($1.55 per diluted share) for the corresponding periods of 2001. The decreases in net income of $235 million and $765 million from the same periods in 2001 are attributable to our business segments as follows:

   NORTH AMERICA

      Net income for the North America Group was $123 million for the three months ended September 30, 2002 and $4 million for the nine months ended September 30, 2002. This represents a decrease of $106 million, or 46%, and $502 million, or 99%, from the same periods in 2001. The decrease for the quarter and year was attributable to the write-down of approximately $64 million related to of our investment in Mirant Americas Production Company, and certain turbines to reflect their fair market value. The decrease was also due to lower spark spreads and falling prices for power from our California operations offset by higher margins from our operations in Texas and the provision release of approximately $14 million related to our contract with Brazos. In addition, the decrease for the year is attributable to a net restructuring charge of $303 million and the offset by the write-off of $57 million of our investment in our Chilean subsidiary, EDELNOR, in the second quarter of 2001 and by the elimination of goodwill amortization in 2002. In addition, 2001 net income includes a $147 million ($245 million pre-tax) provision for the uncertainties in the California power market recorded in the first quarter of 2001. The total amount of provisions made in relation to these uncertainties was $177 million ($295 million pre-tax). As of September 30, 2002, the total amount owed to us by the CAISO and the PX was $352 million.

   INTERNATIONAL

      Net loss for the International Group totaled $72 million for the three months ended September 30, 2002 and $71 million for the nine months ended September 30, 2002, a decrease of $130 million, or 224%, and $269 million, or 136%, respectively, from the same periods in 2001. The decrease for the quarter was attributable to the write-down of approximately $71 million related to our development projects in Norway and Korea. In addition, we had additional tax expense due to the expiration of the local tax holiday related to our Pagbilao operations in June 2002 and the change in our tax deferral policy, commencing the third quarter of 2002, related to our Shajiao C investment. This decrease was also attributable to lower income from operations of Bewag and SIPD due to our sale of those assets in 2002, offset partially by higher income from our Brazilian investment due to the tariff settlement in the first quarter of 2002. In addition, the decrease for the year is attributable to the write-down of our investment in WPD of approximately $304 million in the second quarter of 2002 and net restructuring charges of $5 million and $51 million for the three and nine months ended September 30, 2002, These decreases were offset somewhat by the after-tax gain of $8 million from the sale of our interests in SIPD and Kogan Creek in the second quarter of 2002, the after-tax gain of $167 million from the sale of our interest in Bewag in the first quarter of 2002 and by the elimination of goodwill amortization.

   CORPORATE

      After-tax corporate expenses produced a net loss from continuing operations of $52 million and $160 million for the three and nine months ended September 30, 2002; a decrease of $1 million, or 2%, for the third quarter and $6 million, or 4%, for the nine months ended September 30, 2002. The decreased costs for the quarter resulted primarily from a reduction of the restructuring charges of $4 million and lower compensation expense offset by increased interest expense in 2002 on corporate borrowings used to fund working capital and construction. In addition, the year-to-date decrease resulted primarily from restructuring charges of $12 million and additional tax provisions related to our consolidated tax position in 2001.

FINANCIAL CONDITION

      LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have obtained cash from operations, borrowings under credit facilities and issuance of senior notes, proceeds from equity issuances, capital contributions from Southern and proceeds from non-recourse project financing. These funds have been used to finance operations, service debt obligations, fund the acquisition, development and construction of generating facilities and distribution businesses, finance other capital expenditures and meet other cash and liquidity needs. In addition, the Company has used cash and letters of credit to meet the collateral requirements for its trading and marketing activities. Over the next several years, we will be required to repay bank credit facilities and other financial obligations which are significant. Because of the general deteriorating conditions in our industry and because our credit ratings have been lowered, we do not expect to be able to refinance these obligations in the same amounts or on terms as favorable as our existing borrowings. We expect that we will meet our liquidity needs through a combination of re-financing transactions, use of our existing cash balances and asset sales. In addition, planned contractions in the level of our trading and marketing activity are expected to reduce the need for collateral posted through letters of credit and cash. However, in the event we were unable to refinance a substantial portion of our indebtedness, we could be required to seek bankruptcy court or other protection from creditors. Because our operations are conducted primarily by our subsidiaries, our cash flow is dependent in part upon cash dividends and distributions and other transfers from our subsidiaries.

      The projects that we have developed typically required substantial capital investment. Some of the projects and assets in which we have an interest have been financed primarily with non-recourse debt that is repaid from the cash flows of such project assets. Some of this debt is secured by interests in the physical assets, major project contracts and agreements, cash accounts and, in some cases, the ownership interest in that project subsidiary. These financing structures are designed so that Mirant Corporation is not contractually obligated to repay the debt of the subsidiary, that is, the debt is "non-recourse" to Mirant Corporation and to its other subsidiaries not involved in the project or asset. However, we have agreed to undertake limited financial support for some of our subsidiaries in the form of limited obligations and contingent liabilities such as guarantees of specific obligations. To the extent we become liable under these guarantees or other agreements in respect of a particular project or asset, we may choose to use distributions we receive from other subsidiaries, subject to limitations in the various subsidiary credit agreements or corporate borrowing capacity to satisfy these obligations to the extent available.

      As of December 17, 2002, Mirant had not repurchased any debt securities pursuant to its previously announced authorization to do so.

   Operating Activities

      Net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows totaled $683 million for the nine months ended September 30, 2002, as compared to $384 million for the same period in 2001. This increase was due to the following items:

- We made payments in the first quarter of 2001 to fuel suppliers and others of approximately $140 million, which were accrued in 2000 and related to amounts owed to us and not collected from the CAISO and California PX.

- We received $203 million of net cash collateral during the nine months ended September 30, 2002, compared to a net payment of cash collateral of $201 million during the same period in 2001. The receipts in 2002 were due primarily to a reduction in our energy marketing credit exposure as a result of lower prices in 2002 and expanding the use of master netting agreements.

- We realized lower gross margins and a lower portion of our gross margin in cash during the nine months ended September 30, 2002 compared to the same period in 2001. This was attributable to higher prices and margins in 2001 as well as a shorter tenor in our energy marketing and risk management net positions in 2001.

- We received $276 million of income tax refunds in 2002 compared to $11 million in 2001.

      Excluding the effects of working capital reflected as "Changes in certain assets and liabilities, excluding effects from acquisitions" in our unaudited condensed consolidated statements of cash flows, our operating cash flows for the nine months ended September 30, 2002 decreased by $447 million compared to the same period in 2001. This decrease was primarily attributable to the significant amount of cash realized in 2001 compared to 2002 due to higher prices and margins in 2001 in addition to reduced cash flows due to asset dispositions during 2002, and the payment of severance and other related restructuring charges. The primary contributors to our operating cash flows before these working capital exclusions are our Asia and North American operations.

     For the nine months ended September 30, 2002 and 2001, net income included the release of approximately $219 million and $206 million, respectively, in after-tax provisions recorded in connection with the PEPCO acquisition. Our after-tax funding obligation for the energy delivery and purchase agreements associated with this acquisition was $47 million for the nine months ended September 30, 2002, as compared to $158 million for the same period in 2001. The total after-tax assumed obligation recorded in purchase accounting was $1.4 billion, which was our estimate of actual after-tax cash payments we expected to make over the term of the contracts as a result of assuming the out-of-market contracts from PEPCO, based on future price and volume estimates at the time of our acquisition.

   Investing Activities

     Net cash provided by investing activities totaled $826 million for the nine months ended September 30, 2002, as compared to net cash used in investing activities of $1,716 million for the same period in 2001. For the nine months ended September 30, 2002, we received proceeds from the sale of our interest in Bewag of approximately $1.63 billion, $235 million for the sale of our interest in WPD, $181 million for State Line, $120 million for SIPD, $50 million for the Kogan Creek and Map Fuels Ltd investments in Australia and $13 million in proceeds from the sale of other miscellaneous assets and property. These inflows were offset by capital expenditures of approximately $1,111 million which includes turbine cancellation payments of $24 million, investments totaling $94 million in the Curacao project, the Coyote Springs project and the purchase of the Toledo project in Asia. Notes were issued by us in the amount of $329 million during 2002. These loans were made in connection with our Energy Capital business and include the subordinated loan to Perryville. The 2001 investing activities included capital expenditures in North America, acquisition of an additional 18.8% interest in Bewag and the acquisition of our Jamaican subsidiary in March 2001. Cash flows from investing activities also include the repayment of notes receivable in the form of shareholder's loans to Shajiao C in the amount of $12 million in 2002 and $146 million in 2001. Of these amounts, we are entitled to approximately $12 million and $121 million respectively, after repayments to minority shareholders.

   Financing Activities

      Net cash used for financing activities totaled $89 million for the nine months ended September 30, 2002, as compared to net cash provided by financing activities of $1,659 million for the same period in 2001. The decrease is primarily attributable to net borrowings in 2001 to finance acquisitions and construction activities compared to net repayments of long-term debt in 2002, much of which was completed using the proceeds received from the sale of our interest in Bewag and other asset sales. In addition, in July 2002, Mirant fully drew the commitments under its $1.125 billion 364-day Credit Facility and elected to convert all outstanding advances into a term loan maturing in 2003. Mirant and Mirant Americas Generation drew down most of their available revolving credit commitments, and cash balances increased significantly as a result.

      Our cash from operations, asset sales, existing credit facilities and cash position, along with existing credit facilities at our subsidiaries, is expected to provide sufficient liquidity for working capital and capital expenditures over the next 12 months. In addition, we expect our proceeds from operations will be sufficient to fund our interest costs on an ongoing basis.

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

     There are also additional limitations that are adapted to the particular characteristics of each subsidiary and its assets. As discussed below, Mirant Mid-Atlantic's reclassification of the out of market portions of its Energy and Capacity Sales Agreement will reduce its fixed charge coverage ratios. Depending on the then-current market conditions, Mirant Mid-Atlantic could be prevented from paying dividends until such time as market conditions improve.

   Credit Ratings

      The following table presents as of December 18, 2002 the credit ratings on Mirant and its subsidiaries from the three major rating agencies. The outlooks for all credit ratings are negative.

                                              S&P        MOODY'S         FITCH
                                              ---        -------         -----
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

      As a result of Moody's, Fitch and S&P lowering their ratings in October 2002 on our senior unsecured debt, as of November 30, 2002, we have had to post approximately $244 million of new collateral in the form of cash and letters of credit and have agreed to post approximately $7 million of additional collateral in December 2002. As a result of the recent downgrades by Fitch and Moody's, Mirant Asia-Pacific is prohibited under the terms of its credit facility from making distributions to Mirant Corporation; provided, however, that the Company expects to repay the Mirant Asia-Pacific credit facility in connection with the sale of the Shajiao C power project.

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

   Asset Sales

      In February 2002, we completed the sale of our 44.8% interest in Bewag for approximately $1.63 billion. We received approximately $1.06 billion in net proceeds after repayment of approximately $550 million in related debt. The gain on the sale of our investment in Bewag was $290 million ($167 million after-tax) and is included in "Other (expense) income, net--Gain/(loss) on sales of assets, net" on Mirant's accompanying unaudited condensed consolidated statements of income. The net proceeds were used for general corporate purposes, capital expenditures and repayment of certain drawn balances on revolving credit facilities.

      In May 2002, we completed the sale of our 60% ownership interest in the Kogan Creek power project, located near Chinchilla in southeast Queensland, Australia, and associated coal deposits for approximately $29 million. The gain on the sale of our investment in Kogan Creek was approximately $26 million ($17 million after-tax) and is included in "Gain on sales of assets, net" on Mirant's accompanying unaudited condensed consolidated statements of income.

      In May 2002, we completed the sale of our 9.99% ownership interest in SIPD, located in the Shandong Province, China, for approximately $120 million. The loss on the sale of our investment in SIPD was approximately $10 million ($9 million after-tax) and is included in "Other (expense) income, net--Gain/(loss) on sales of assets, net" on Mirant's accompanying unaudited condensed consolidated statements of income.

     In June 2002, we completed the sale of our State Line generating facility for approximately $181 million plus an adjustment for working capital. The asset was sold at approximately book value.

      In June 2002, we completed the sale of our 50% ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. In connection with such sale, Cleco assumed our $13 million future equity commitment to Perryville and paid approximately $55 million in cash to us as repayment of the subordinated loan, invested capital to date and other miscellaneous costs. Our investment was sold at approximately book value based on the value of the investment at the date of sale. At such time, in connection with the existing project financing, we agreed to make a $25 million subordinated loan to the project. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, we retain certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. The obligations retained by us and not subject to indemnity relate primarily to the existing 20-year tolling agreement between Mirant Americas Energy Marketing and Perryville as described in "--Contractual Obligations and Commitments -- Energy Marketing and Risk Management." The obligations of Mirant Americas Energy Marketing under the tolling agreement are guaranteed by Mirant Corporation.

      In July 2002, we announced that we had entered into an agreement to sell our Neenah generating facility to Alliant Energy Resources, Inc. for approximately $109 million. The sale of Mirant's investment in Neenah will approximate book value. The sale is expected to close in the first quarter of 2003.

      In August 2002, we completed the sale of our wholly owned subsidiary, MAP Fuels Limited, which wholly owned Allied Queensland Coalfields Pty Ltd., in Queensland, Australia, for approximately $21 million. The asset was sold at approximately book value. The sale included both the Wilkie Creek Coal Mine and the Horse Creek coal deposits.

      In September 2002, we completed the sale of our 49% economic interest in Western Power Distribution Holdings Limited and WPD Investment Holdings (both identified jointly as WPD) for approximately $235 million. As a result of the announced sale, in the second quarter of 2002, we wrote-down our investment in WPD by approximately $317 million ($304 million after-tax) which is included in "Impairment loss on minority owned affiliates" on our accompanying unaudited condensed consolidated statements of income. Upon completion of the sale, in the third quarter of 2002, we recorded a loss of $4 million ($1 million after-tax) on the sale of this investment. The WPD assets include the electricity distribution networks for Southwest England and South Wales.

      In November 2002, Mirant entered an agreement to sell the assets of Mirant Americas Production Company for $150 million. In December 2002, the sale of these assets was completed. Mirant Americas Production Company is an oil and gas exploration, development and production company reported in Mirant's North America Group operations.

      On December 20, 2002, certain subsidiaries of the Company entered into a share sale agreement with China Resources Power Holdings Co. Ltd, to sell the Company's indirect 33% interest in the 1,980 MW Shajiao C power project (Guangdong Province, China) for $300 million. The Company expects to record a gain on the sale. The transaction is expected to close by the end of 2002. In connection with the sale, Mirant expects to repay the approximately $254 million balance under the credit facility for Mirant Asia-Pacific. Repayment of the credit facility will eliminate the existing prohibition on distributions included therein.

   Available Liquidity

   The following table contains our available liquidity as of September 30, 2002 and December 31, 2001 (in millions):


                                                                            LIQUIDITY
                                                                 ------------------------------------
                                                                 AS OF SEPTEMBER   AS OF DECEMBER 31,
                                                                    30, 2002              2001
                                                                    --------              ----
                        Cash at Mirant Corporation..........         $1,678               $  406
                        Cash at other subsidiaries..........            731                  430
                        Availability of credit facilities:
                          Mirant Corporation................            101                  867
                          Mirant Americas Generation........             --                  227
                          Mirant Canada Energy Marketing...                                   18
                        Cash at subsidiaries not available
                        for Immediate payment to parent (1).           (547)                (294)
                                                                      -----                 ----
                        Total ..............................         $1,963               $1,654
                                                                     ======               ======

      (1) Represents estimated cash at the subsidiary level that is required for operating, working capital or investment purposes at the respective subsidiary or that the distribution to the Company is restricted by the subsidiaries' debt agreements and that is not available for immediate payment to Mirant Corporation.

      Mirant Mid-Atlantic has an Energy and Capacity Sales Agreement ("ECSA"), which is a fixed rate power purchase agreement with Mirant Americas Energy Marketing. Under the terms of the ECSA, Mirant Mid-Atlantic supplies all of its facilities' capacity and energy to Mirant Americas Energy Marketing. As a result of the reclassification of the out of market portions of the ECSA, Mirant Mid-Atlantic's fixed charge coverage ratios will be reduced for purposes of calculating whether a dividend may be paid to Mirant's wholly owned subsidiary, Mirant Americas Generation. If Mirant Mid-Atlantic were unable to pay dividends, this would reduce the amount available for Mirant Americas Generation to dividend to Mirant until such time as market conditions improve. In such event, Mirant Americas Energy Marketing would potentially elect not to renew the ECSA for 2004.

Debt

      The following table sets forth our short-term and long-term debt as of September 30, 2002 and December 31, 2001 (in millions):

                                                                        RECOURSE/       STATED
                                                SEPTEMBER   DECEMBER       NON-        INTEREST                       MAXIMUM
                                                 30, 2002   31, 2001     RECOURSE      RATE*****    MATURITY        BALANCE *
                                                ---------   --------   ------------    ---------    ---------      -----------
                                                    (in millions)                                                 (in millions)
SHORT-TERM DEBT
  Mirant Canada Energy Marketing (has a
    Mirant Corp. guarantee) ..................   $    44    $    26    Recourse           3.64%       Jun-03         $    44
                                                 -------    -------
      Total recourse short-term debt .........        44         26
  Jamaica Public Service Company .............         5          5    Non-recourse      10.85%       Nov-02
  Jamaica Public Service Company .............         7          7    Non-recourse      10.00%       Jul-03
  Jamaica Public Service Company .............         6         --    Non-recourse       6.50%       Jun-03
  Jamaica Public Service Company .............         5          5    Non-recourse       9.75%       Mar-03
  Jamaica Public Service Company .............        30         --    Non-recourse       9.00%       Apr-03
  Jamaica Public Service Company .............         5          5    Non-recourse      10.00%       Dec-02
  Mirant Asia-Pacific Ltd - Mirant
    Asia-Pacific Singapore Pte Ltd. ..........         7          7    Non-recourse       5.00%     On demand
                                                 -------    -------
    Total non-recourse short-term debt .......        65         29
                                                 -------    -------
  Total short-term debt ......................       109         55
                                                 =======    =======

CURRENT PORTION OF LONG-TERM DEBT
  Mirant Corporation CSFB 364-day
    Revolving Credit Facility ................     1,125         --    Recourse         L+1.05%       Jul-03           1,125
  European Power Island Procurement B.V ......       105         --    Recourse           5.88%       Dec-03
  Mirant Americas Development Capital ........        61         --    Recourse           3.35%       Apr-04
  Mirant Americas, Inc. - deferred
    acquisition price ........................        21         21    Recourse           0.00%       Oct-02
                                                 -------    -------
    Total recourse current portion of
      long-term debt .........................     1,312         21

  Mirant Asia-Pacific ........................        34        792    Non-recourse     L+3.75%      Jan-07**
  Mirant Holdings Beteiligungsgesellschaft
    term loan ................................        --        566    Non-recourse       5.14%       Jun-02
  Mirant Pagbilao project loan ...............         4         23    Non-recourse      10.25%       Jan-07
  Mirant Pagbilao project loan ...............         3          9    Non-recourse       9.75%       Jan-03
  Mirant Pagbilao project loan ...............         6         34    Non-recourse      10.25%       Jan-07
  Mirant Pagbilao project loan ...............         1          4    Non-recourse       9.50%       Jan-04
  Mirant Pagbilao project loan ...............        22        122    Non-recourse       7.46%       Jan-07
  Mirant Pagbilao project loan ...............        15         81    Non-recourse     L+2.15%       Jan-07
  Mirant Pagbilao project loan ...............        18        101    Non-recourse       7.16%       Jan-07
  Mirant Sual project loan ...................         4         19    Non-recourse       9.70%       Jul-06
  Mirant Sual project loan ...................        33        352    Non-recourse       5.95%       Jan-12
  Mirant Sual project loan ...................         4         37    Non-recourse       8.26%       Jan-12
  Mirant Sual project loan ...................        10        105    Non-recourse       5.95%       Jan-12
  Mirant Sual project loan ...................         3         30    Non-recourse       8.78%       Jan-12
  Mirant Sual project loan ...................        10        102    Non-recourse       7.35%       Jan-12
  Mirant Sual project loan ...................         2         28    Non-recourse      10.56%       Jan-12
  Mirant Sual project loan ...................         2         37    Non-recourse       9.40%       Jan-12
  Mirant Sual project loan ...................        26        117    Non-recourse     L+2.50%       Jan-06
  Mirant Asia-Pacific Ltd - Shajiao C ........         1         --    Non-recourse       0.00%      Jan. 05
  European Power Island Procurement B.V ......        12         --    Non-recourse       5.88%       Dec-03
  Mirant Americas Development Capital ........         7         --    Non-recourse       3.35%       Apr-04
  West Georgia Generating Company ............         5          5    Non-recourse       3.45%       Dec-02
  Capital Leases - Jamaica ...................         9          9    Non-recourse      12.51%       Aug-16
  Jamaica Public Service Company .............        --          8    Non-recourse       4.50%       Feb-03
  Mirant Grand Bahamas .......................         1          1    Non-recourse     L+1.25%       Oct-02
  Grand Bahama Power Company .................         1          1    Non-recourse     L+1.00%       Apr-03
  Grand Bahama Power Company .................         1         --    Non-recourse     L+1.25%       Feb-03
                                                 -------    -------
    Total non-recourse current portion of
      long-term debt .........................       234      2,583
                                                 -------    -------
  Total current portion of long-term debt ....     1,546      2,604
                                                 =======    =======

NOTES PAYABLE
  Mirant Corporation senior notes ............       200        200    Recourse           7.40%       Jul-04
  Mirant Corporation senior notes ............       500        500    Recourse           7.90%       Jul-09
  Mirant Americas Energy Capital (has a
    Mirant Corporation guarantee) ............       150        150    Recourse           3.94%       Sep-04             150
  Mirant Americas, Inc. - deferred
    acquisition price ........................        22         22    Recourse           0.00%       Oct-03
  Mirant Americas, Inc. - deferred
    acquisition price ........................        23         23    Recourse           0.00%       Oct-04
                                                 -------    -------
    Total recourse notes payable .............       895        895

  Mirant Asia-Pacific ........................       220         --    Non-recourse     L+3.75%      Jan-07**
  Mirant Americas Generation - senior notes ..       500        500    Non-recourse      7.625        May-06
  Mirant Americas Generation - senior notes ..       850        850    Non-recourse      8.300        May-11
  Mirant Americas Generation - senior notes ..       400        400    Non-recourse      9.125        May-31
  Mirant Americas Generation - senior notes ..       300        300    Non-recourse       7.20%       Oct-08
  Mirant Americas Generation - senior notes ..       450        450    Non-recourse       8.50%       Oct-21
  Mirant Americas Generation - credit facility        50         --    Non-recourse     L+1.25%       Oct-04              50
  Mirant Americas Generation - credit facility       250         73    Non-recourse     L+1.25%       Oct-04             250
  West Georgia Generating Company ............       140        140    Non-recourse       3.45%     Dec-03***
  Mirant Grand Bahamas .......................         9          9    Non-recourse     L+1.25%       Apr-06
  Mirant Grand Bahamas .......................         6          6    Non-recourse     L+1.25%       Aug-04
  Grand Bahama Power Company .................        17         18    Non-recourse     L+1.25%       Apr-05
  Grand Bahama Power Company .................        12         13    Non-recourse     L+1.00%       Feb-07
  Mirant Trinidad notes ......................        73         73    Non-recourse      10.20%       Jan-06
  Mirant Pagbilao project loan ...............        14         --    Non-recourse      10.25%       Jan-07
  Mirant Pagbilao project loan ...............        --         --    Non-recourse       9.75%       Jan-03
  Mirant Pagbilao project loan ...............        22         --    Non-recourse      10.25%       Jan-07
  Mirant Pagbilao project loan ...............         1         --    Non-recourse       9.50%       Jan-04
  Mirant Pagbilao project loan ...............        78         --    Non-recourse       7.46%       Jan-07
  Mirant Pagbilao project loan ...............        51         --    Non-recourse     L+2.15%       Jan-07
  Mirant Pagbilao project loan ...............        65         --    Non-recourse       7.16%       Jan-07
  Mirant Sual project loan ...................        11         --    Non-recourse       9.70%       Jul-06
  Mirant Sual project loan ...................       285         --    Non-recourse       5.95%       Jan-12
  Mirant Sual project loan ...................        30         --    Non-recourse       8.26%       Jan-12
  Mirant Sual project loan ...................        85         --    Non-recourse       5.95%       Jan-12
  Mirant Sual project loan ...................        24         --    Non-recourse       8.78%       Jan-12
  Mirant Sual project loan ...................        82         --    Non-recourse       7.35%       Jan-12
  Mirant Sual project loan ...................        25         --    Non-recourse      10.56%       Jan-12
  Mirant Sual project loan ...................        33         --    Non-recourse       9.40%       Jan-12
  Mirant Sual project loan ...................        65         --    Non-recourse      L+2.5%       Jan-06
  Mirant Asia-Pacific Ltd - Shajiao C ........        26         27    Non-recourse       0.00%       Jan-05
  Unamortized debt premium/ discounts on notes        (3)        (3)   Non-recourse
                                                 -------    -------
    Total non-recourse notes payable .........     4,171      2,856
                                                 -------    -------
  Total notes payable ........................     5,066      3,751
                                                 =======    =======

OTHER LONG-TERM DEBT
  Mirant Corporation convertible senior
    debentures ...............................       750        750    Recourse           2.50%     Dec-21***    *
  Mirant Corporation convertible senior
    notes ....................................       370         --    Recourse           5.75%       Jul-07
  Mirant Corporation CSFB 364-day
    Revolving Credit Facility ................        --      1,075    Recourse         L+1.05%       Jul-03           1,125
  Mirant Corporation CSFB 4-year Revolving
    Credit Facility ..........................        25         --    Recourse         L+1.00%       Jul-05           1,125
  Mirant Corporation Citibank C Credit
    Facility .................................       401         --    Recourse        L+0.975%       Apr-04             450

  Mirant Americas Development Capital ........        36         --    Recourse           3.35%       Apr-04
                                                 -------    -------
    Total recourse other long-term debt ......     1,582      1,825

  Jamaica Public Service Company .............        80         80    Non-recourse      11.90%       Aug-06
  Jamaica Public Service Company .............        51         45    Non-recourse      10.75%       Sep-06

  Jamaica Public Service Company .............         1         --    Non-recourse      10.00%       Feb-05
  Jamaica Public Service Company .............         2         --    Non-recourse       4.50%       Dec-30
  Mirant Curacao Investments - deferred
    acquisition price ........................         9         --    Non-recourse       0.00%       Apr-05
  Mirant Americas Development Capital ........         4         --    Non-recourse       3.35%       Apr-04
  Capital Leases - Americas / Zeeland ........        10         10    Non-recourse      12.51%       Dec-12
  Capital Leases - Jamaica ...................       109        108    Non-recourse      12.51%        2016
                                                 -------    -------
    Total non-recourse other long-term debt ..       266        243
                                                 -------    -------
  Total other long-term debt .................     1,848      2,068
                                                 =======    =======

  Total debt .................................   $ 8,569    $ 8,478
                                                 =======    =======

TOTAL RECOURSE DEBT ..........................     3,833      2,767
TOTAL NON-RECOURSE DEBT ......................     4,736      5,711
                                                 -------    -------
TOTAL DEBT ...................................   $ 8,569    $ 8,478
                                                 =======    =======

* Maximum Balance is provided for revolving credit facilities. This number reflects the total amounts available under each facility for bank draws and letters of credit.

** Facility was refinanced in January and March 2002.

***After the initial maturity in December 2003, all cash generated by the project is used to repay indebtedness until final maturity in 2009.

**** The holders may require us to purchase all or a portion of their debentures on June 15, 2004, June 15, 2006, June 15, 2011 and June 15, 2016 at a price equal to 100% of the principal amount of the debentures to be purchased plus accrued and unpaid interest to such purchase date.

*****The stated interest rate excludes the impact of Mirant's hedging program where certain variable interest rates are swapped to a fixed rate.

   CREDIT FACILITIES

      We have revolving credit facilities with various lending institutions totaling approximately $3.19 billion of commitments. At September 30, 2002, commitments utilized under such facilities (including drawn amounts and letters of credit) totaled $3.09 billion and are comprised of the following: commitments of $1.17 billion drawn or utilized under facilities expiring in 2003 and commitments of $1.92 billion drawn or utilized under the facilities expiring in 2004 and beyond.

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

      In July 2002, Mirant Corporation and Mirant Americas Generation drew down most of their available revolving credit commitments. The schedule below summarizes the outstanding borrowings and letters of credit issued under the credit facilities held by Mirant Corporation and its subsidiaries as of November 30, 2002 (in millions).

                                              DRAWN AMOUNT
                                            EXCLUDING LETTERS   LETTERS OF CREDIT
       COMPANY                                  OF CREDIT          OUTSTANDING
       -------                              -----------------   -----------------
Mirant Corporation .....................         $1,551(1)           $1,116
Mirant Americas Generation .............            300                  --
Mirant Canada Energy Marketing .........             32                  --
Mirant Americas Energy Capital .........            150                  --

(1) Amount includes fully drawn commitments under Mirant's $1.125 billion 364-Day Credit Facility that was converted in July 2002 to a term loan maturing in July 2003.

      Except for the credit facility of Mirant Canada Energy Marketing, an indirect wholly owned subsidiary of Mirant Corporation and the $1.125 billion 364-Day Credit Facility, which was converted into a term loan maturing in July 2003, borrowings under these revolving facilities are recorded as long-term debt in the unaudited condensed consolidated balance sheet as of September 30, 2002. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments. The schedule below summarizes amounts available on these facilities held by Mirant Corporation and the specified subsidiaries as of December 31, 2001 and September 30, 2002 (in millions).

                                                          AMOUNT AVAILABLE
                                                    ----------------------------
                                        FACILITY    SEPTEMBER 30,   DECEMBER 31,
  COMPANY                                AMOUNT         2002           2001
  -------                               --------    -------------   ------------
Mirant Corporation * ..............      $2,700        $  101         $  867
Mirant Americas Generation ........         300            --            227
Mirant Canada Energy Marketing ....          44            --             18
Mirant Americas Energy Capital ....         150            --             --
                                         ------        ------         ------
   Total ..........................      $3,194        $  101         $1,112
                                         ======        ======         ======

* At September 30, 2002, there was $2,599 million of utilized commitments which included $1,048 million of letters of credit outstanding.

      Each of Mirant's credit facilities contains various covenants including, among other things, (i) limitations on (a) dividends, redemptions and repurchases of capital stock, (b) the incurrence of indebtedness and liens and
(c) the sale of assets, and (ii) affirmative covenants to (a) provide annual audited and quarterly unaudited financial statements prepared in accordance with US and local GAAP and (b) comply with legal requirements in the conduct of its business. In addition to other covenants and terms, each of Mirant's credit facilities includes minimum debt service coverage and a maximum leverage covenant. As of September 30, 2002, there were no events of default under such credit facilities.

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

      Mirant Canada Energy Marketing has extended its credit facility to June 30, 2003. The revolving credit facility of approximately $44 million (denominated as 70 million Canadian dollars) had outstanding borrowings of $44 million, at an interest rate of 3.64% at September 30, 2002. The credit facility is guaranteed by Mirant Corporation and is secured by a letter of credit in the amount of $46 million and security interests in the real and personal property of Mirant Canada Energy Marketing.

      In February 2002, Mirant, Mirant Americas Energy Marketing, Perryville and the lenders under its credit facility entered into the following transactions:
(i) an indirect, wholly owned subsidiary of Mirant Corporation made a subordinated loan of $48 million to Perryville, (ii) Mirant Corporation agreed to guarantee the obligations of Mirant Americas Energy Marketing under the tolling agreement, (iii) Perryville (with the consent of its lenders) and Mirant Americas Energy Marketing lowered the ratings threshold in the tolling agreement with respect to Mirant, related to the ratings below which Mirant Americas Energy Marketing has agreed to post a letter of credit or other credit support, and (iv) the parties agreed to certain additional terms in support of the syndication of the credit facility. In June 2002, Mirant completed the sale of its 50% ownership interest in Perryville to Cleco, which holds the remaining 50% ownership interest in Perryville. Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant as repayment of its subordinated loan, invested capital to date and other miscellaneous costs. At such time, Mirant agreed to make a $25 million subordinated loan to the project. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with its operational restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay the existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. The obligations retained by Mirant which are not subject to indemnity relate primarily to the existing 20-year tolling agreement with Mirant Americas Energy Marketing as described in "--Contractual
Obligations and Commitments - Energy Marketing and Risk Management."

      In March 2002, Mirant Americas Energy Capital transferred the borrowing base assets under its credit facility to a special purpose entity and granted security interests in such assets. The special purpose entity is consolidated with Mirant.


      As discussed below in "Contractual Obligations and Commitments - Turbine Purchases and Other Construction-Related Commitments" Mirant negotiated deferrals of the shipment dates of certain turbines under both equipment procurement facilities as part of the March 2002 Plan, and additionally made unreimbursed direct payments to vendors related to certain turbines/power islands in the equipment procurement facilities. Consequently, Mirant has included a $225 million liability for these turbines (equal to the costs incurred to date in constructing these turbines) as of September 30, 2002, of which $40 million is reported as "Other long-term debt" and $185 million is reported in "Current portion of long-term debt" on the accompanying unaudited condensed consolidated balance sheet at September 30, 2002.

      In the fourth quarter of 2002, Mirant has negotiated deferrals of the shipment dates and made unreimbursed direct payments to vendors for certain other turbines, and will be recognizing approximately $79 million additional "Current portion of long-term debt" and approximately $31 million additional "Other long-term debt" on its balance sheet as of December 31, 2002.

      On January 23, 2002, Mirant Asia-Pacific, an indirect, wholly owned subsidiary of Mirant Corporation, borrowed $192 million under a new credit facility to repay, in part, its prior $792 million credit facility. The repayment of the balance of the prior credit facility was funded by Mirant Corporation. In March 2002, Mirant Asia-Pacific secured a second tranche of $62 million which has been used to repay part of the funding from Mirant Corporation. The new credit facility contains various business and financial covenants including, among other things, (i) limitations on dividends and distributions, including a prohibition on dividends if Mirant ceases to be rated investment grade by at least two of Fitch, S&P and Moody's, (ii) mandatory prepayments upon the occurrence of certain events, including certain asset sales and certain breaches of the Sual and the Pagbilao energy conversion agreements,
(iii) limitations on the ability to make investments and to sell assets, (iv) limitations on transactions with affiliates of Mirant and (v) maintenance of minimum debt service coverage ratios. As a result of the recent downgrades by Fitch and Moody's, Mirant Asia-Pacific is prohibited under the terms of its credit facility from making distributions to Mirant Corporation. However, the Company expects to repay the Mirant Asia-Pacific credit facility in connection with the sale of the Shajiao power project as further discussed in "Asset Sales."

      In December 2002, Mirant and its lenders for the Sual and Pagbilao loan agreements amended the insurance provisions requirements required by the loan agreements. The amendments state that, in the event Sual and Pagbilao do not obtain the levels of insurance specified in the loan agreements, Sual and Pagbilao will not be held in breach of the agreements provided they obtain all of the insurance coverage that is reasonably available and commercially feasible in the insurance market for similarly situated facilities, as certified by the lenders' insurance advisor. To avoid breaching the agreements, the coverage obtained must further be in amounts above threshold levels defined in the amendments. The insurance coverage obtained for the November 1, 2002 renewal satisfies the amended terms of the loan agreements. As a result, Mirant has reclassified the Sual and Pagbilao credit facilities from current portion of long-term debt to long-term notes payable on its condensed consolidated balance sheet.


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

      In October 2002, JPSCo, in which we have an 80% ownership interest, commenced operation of a new unit at its Bogue generating plant in Montego Bay, Jamaica. Upon completion of the project, approximately $70 million in costs were transferred from "Construction work in progress" to "Property, plant and equipment."

      In December 2002, we commenced operation of our expansion project at our Kendall facility located in Cambridge, Massachusetts.


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      Energy Marketing and Risk Management

      We provide energy marketing and risk management services to our customers in the North American markets. These services are provided through a variety of exchange-traded and OTC energy and energy-related contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements.

      These contractual commitments are presented as energy marketing and risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and are accounted for using the mark-to-market method of accounting in accordance with SFAS No. 133 and EITF Issue 98-10. Accordingly, they are reflected at fair value in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. Attention is drawn to "Accounting Changes" in Note A - Accounting and Reporting Policies, where the EITF reached consensus on certain issues related to EITF Issue 02-3, under EITF Issues 98-10 and 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue 98-10." EITF Issues 98-10 and 00-17 address various aspects of the accounting for contracts involved in energy trading and risk management activities.

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

      During the first quarter of 2002, we substantially exited our European trading and marketing business. The volumetric weighted average maturity, or weighted average tenor of the North American portfolio, at September 30, 2002 was 2.9 years. The net notional amount, or net open position, of the energy marketing and risk management assets and liabilities at September 30, 2002 was approximately 3 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

      Certain financial instruments that we use to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. The fair values of these instruments are recorded in energy marketing and risk management assets and liabilities on our accompanying unaudited condensed consolidated balance sheets.

      The following table provides a summary of the factors impacting the change in net fair value of the energy marketing and risk management asset and liability accounts during the nine months ended September 30, 2002 (in millions).

      Net fair value of portfolio at December 31, 2001......................   $ (76)
      Gains (losses) recognized in the period, net .........................     405
      Contracts settled during the period, net..............................    (278)
      Change in fair value as a result of a change in valuation technique(1)      --
      Other changes in fair value, net(2)...................................     (25)
      Deferred option premiums, net.........................................      67
                                                                               -----
      Net fair value of portfolio at September 30, 2002.....................   $  93
                                                                               =====

(1) Mirant's modeling methodology has been consistently applied through the third quarter of 2002.
(2) Consists primarily of purchase accounting and other adjustments to energy marketing and risk management assets (liabilities).

      The fair values and average values of our energy marketing and risk management assets and liabilities, net of credit reserves, as of September 30, 2002 are included in the following table (in millions). The average values are based on a monthly average for 2002.

                                                                             NET ENERGY MARKETING
                    ENERGY MARKETING AND RISK    ENERGY MARKETING AND RISK   AND RISK MANAGEMENT
                        MANAGEMENT ASSETS         MANAGEMENT LIABILITIES     ASSETS (LIABILITIES)
                    -------------------------    -------------------------   --------------------
                                  VALUE AT                    VALUE AT
                     AVERAGE    SEPTEMBER 30,     AVERAGE    SEPTEMBER 30,       NET VALUE AT
                      VALUE         2002           VALUE         2002         SEPTEMBER 30, 2002
                     -------    -------------     -------    -------------    ------------------
Energy commodity
  Instruments:
Electricity ....     $   479      $    345        $   388      $    285           $     60
Natural gas ....       1,121         1,559          1,235         1,519                 40
Crude oil ......          20            32             15            30                  2
Other ..........          51            (3)            32             6                 (9)
                     -------      --------        -------      --------           --------
  Total ........     $ 1,671      $  1,933        $ 1,670      $  1,840                 93
                     =======      ========        =======      ========           ========

      The following table represents the net energy and risk management assets and liabilities by tenor, complexity and liquidity. As of September 30, 2002, approximately 85% of the net value, excluding the prepaid gas transaction discussed below, was calculated using low complexity models with high price discovery. These include forwards, swaps and options at actively traded locations. Also, as of September 30, 2002, approximately 80% of the net value, excluding the prepaid gas transaction discussed below, was expected to be realized by the end of 2003. Examples of medium and high complexity models include natural gas storage and transportation renewal options, respectively.

                                FAIR VALUE OF ENERGY MARKETING AND RISK MANAGEMENT
                                  ASSETS AND LIABILITIES AS OF SEPTEMBER 30, 2002
                                                   (IN MILLIONS)
                  ------------------------------------------------------------------------------------
                  LOW COMPLEXITY MODELS     MEDIUM COMPLEXITY MODELS   HIGH COMPLEXITY MODELS
                      PRICE DISCOVERY            PRICE DISCOVERY           PRICE DISCOVERY
                  ----------------------    ------------------------   ----------------------
                  HIGH    MEDIUM    LOW       HIGH   MEDIUM    LOW      HIGH   MEDIUM    LOW     TOTAL
                  ----    ------   -----      ----   ------   -----     ----   ------   -----    -----
2002 ..........   $ 60    $  (1)   $   1      $  3   $   1    $  --     $ --   $  --    $  --    $  64
2003 ..........    156       14        4         6       1       --       --      --       --      181
2004 ..........     --        4        1         4      --       --       --      --       --        9
2005 ..........     14       (5)      (2)        3       1       --       --      --       --       11
2006 ..........     37      (12)      (4)       --       3        1       --      --       --       25
Thereafter ....      4        4      (20)       --       7       32       --      --        1       28
                  ----      ----    ----      ----   -----    -----     ----   -----    -----    -----
Net assets
excluding
prepaid gas
transaction ...   $271    $   4    $ (20)     $ 16   $  13    $  33     $ --   $  --    $   1    $ 318

Adjustment for
prepaid gas
transaction(1)                                                                                   $(225)
                                                                                                 =====
 Net assets ...                                                                                  $  93
                                                                                                 =====

MODEL COMPLEXITY:

- LOW - Transactions involving exchange, or exchange look-a-like products with no operational or other constraints.

- MEDIUM - Transactions involving some operational constraints, but where these constraints are not the primary drivers of value/risk.

- HIGH - Transactions involving much more complex operational and/or contractual constraints, incorporating factors such as temperature, and where these items can be the primary drivers of value/risk.

LEVEL OF PRICE DISCOVERY:

- HIGH - Large, liquid markets with multiple daily third-party and/or exchange settled price quotes available.

- MEDIUM - Less liquid markets with periodic external price quotes available, or price levels which are validated, on a daily basis, indirectly as temporal and/or locational spreads off of "High" price discovery data.

- LOW - Illiquid markets with little or no external price quotes, or where the underlying transactions constitute a large portion of the totality of the transactions in the market.

(1) In October 2001, the Company entered into a prepaid gas transaction with a counterparty and a simultaneous natural gas swap with a third-party independent to the prepaid gas transaction. The prepaid gas transaction resulted in the receipt of payments in 2001 in exchange for financial settlements to be made over a future three-year period. Approximately 10% of the contract notional quantity will settle in 2002, 10% in 2003 and the remaining 80% will settle in 2004 based on fixed notional quantities of gas defined in the agreement at natural gas index prices on the date of each settlement. The natural gas swap served to fix the price of the gas to be settled under the prepaid gas agreement. At the date the transaction was consummated, the notional fixed future natural gas settlements totaled approximately $250 million and the fair value of such gas settlements was approximately $225 million. Since this transaction results in fixed payments through 2004 and no market price risk to the Company, its impact has been disclosed separately above.

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

      Mirant Corporation had approximately $947 million trade credit support commitments outstanding as of September 30, 2002, which included $638 million of letters of credit, $5 million of net cash collateral held and $314 million of parent guarantees.

      Mirant Corporation has also guaranteed the performance of obligations under a multi-year agreement entered into by Mirant Americas Energy Marketing with Brazos. Under the agreement, effective January 1999, Mirant Corporation provides all the electricity required to meet the needs of the distribution cooperatives served by Brazos. Mirant Corporation is entitled to the output of Brazos' generation facilities and its rights to electricity under power purchase agreements Brazos has entered into with third parties. Mirant Corporation's guarantee was $60 million at September 30, 2002, a decrease of $5 million from December 31, 2001. Mirant Corporation is subject to regulatory and commercial risks under this energy requirements contract. Mirant Corporation believes that it has adequately provided for the potential risks related to this contract, which terminates at the end of 2003; however, no assurance can be given that additional losses will not occur.

      Mirant Corporation also has a guarantee of $64 million for the performance of all obligations to Pan Alberta Gas of $64 million issued in 2000 and outstanding at September 30, 2002.

      Vastar, a subsidiary of BP, and Mirant Corporation had issued financial guarantees made in the ordinary course of business, on behalf of Mirant Americas Energy Marketing's counterparties, to financial institutions and other credit grantors. Mirant Corporation has agreed to indemnify BP against losses under such guarantees in proportion to Vastar's former ownership percentage of Mirant Americas Energy Marketing. At September 30, 2002, such guarantees amounted to approximately $85 million.

      Mirant Americas Energy Marketing has a 20-year tolling agreement with Perryville in which Perryville will sell all the electricity generated by the facility to Mirant Americas Energy Marketing. At September 30, 2002, the total estimated notional commitment under this agreement was approximately $1.05 billion over the 20-year life of the contract. Effective August 23, 2002, Mirant Americas Energy Marketing and Perryville, with the consent of the project lenders, restructured the tolling agreement between the parties to remove the requirement to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant Americas made a $100 million subordinated loan to Perryville, the proceeds of which were used to repay an existing $25 million subordinated loan owed to a Mirant subsidiary and to repay $75 million of senior debt of the project. In addition, Mirant Americas guaranteed the obligations of Mirant Americas Energy Marketing under the tolling agreement up to the amount of the subordinated loan. The obligations of Mirant Americas Energy Marketing under the tolling agreement are guaranteed by Mirant Corporation.

      To the extent that Mirant Corporation does not maintain its current credit ratings, it could be required to provide alternative collateral to certain risk management and energy marketing counterparties based on the value of our portfolio at such time, in order to continue our current relationship with them. Mirant could also be required to provide alternative collateral related to committed pipeline capacity charges. Such collateral could be in the form of cash and/or letters of credit. There is an additional risk that in the event of a further reduction of Mirant's credit rating, certain counterparties may, without contractual justification, request additional collateral or terminate their obligations to Mirant. As of December 18, 2002, the Company has a credit rating of B1 (non-investment grade), with a negative outlook by Moody's, BB (non-investment grade) with a negative outlook by S&P and BB (non-investment grade) with a negative outlook by Fitch. While the foregoing indicates the ratings from the various agencies, we note that these ratings are not a recommendation to buy, sell or hold the Company's securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Further, the Company notes that, given the reported financial difficulties of other market participants, the uncertainty and turmoil in the financial markets generally and in the energy sector specifically and the Company's pending accounting review, each of the credit rating agencies continues to monitor its credit position closely. The Company notes the risk factors related to a downgrade in the Company's credit ratings as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001, which was filed in March 2002.

   Turbine Purchases and Other Construction-Related Commitments

      During the first quarter of 2002, Mirant committed itself to a restructuring plan designed to reduce capital spending and operating expenses. As a result, the Company recorded restructuring charges in the nine months ended September 30, 2002 related to these changes. The reduced capital spending plan results in material changes to Mirant's expected commitments under its turbine purchase agreements and its off-balance sheet equipment procurement facilities. Mirant has canceled and intends to cancel certain turbines under its purchase agreements and its off-balance sheet equipment procurement facilities. The commitments for turbines that Mirant has canceled and intends to cancel are included in Mirant's restructuring charges, and Mirant plans to formally terminate the orders for these turbines at various times within one year of the restructuring commitment date. Until these termination orders are issued Mirant continues to have the option to purchase the turbines.

      As of September 30, 2002, Mirant had outstanding agreements to purchase 32 turbines (24 gas turbines and 8 steam turbines) of which 11 have been accrued for termination under the March 2002 Plan (see table below). In addition, Mirant's other construction-related commitments totaled approximately $622 million at September 30, 2002.

      Mirant, through certain of its subsidiaries, has two off-balance sheet equipment procurement facilities. These facilities are being used to fund equipment progress payments due under purchase contracts that have been assigned to the facilities, which are separate, independent third-party owners. For the first facility, which is a $1.8 billion notional value facility (the "domestic facility"), remaining contracts for 42 turbines (28 gas turbines and 14 steam turbines) have been assigned to a third-party trust. For the second facility, which at September 30, 2002 was a Euro 550 million (approximately $543 million) notional value facility (the "Euro facility"), remaining contracts for four engineered equipment packages ("power islands") have been assigned to a third-party owner incorporated in the Netherlands. Of these 46 remaining turbines/power islands, 35 have been accrued for termination under the March 2002 Plan.

                                                                    PROCUREMENT
                                                      PURCHASE       FACILITIES         TOTAL
                                                     COMMITMENTS     (TURBINES/       TURBINES/
TURBINE COUNT                                         (TURBINE)    POWER ISLANDS)   POWER ISLANDS
                                                     -----------   --------------   -------------
Total contracted turbines/power islands at
  December 31, 2001 ..........................             48              55             103
Turbines/power islands terminated during
  the nine months ended September 30, 2002 ...             (8)             (9)            (17)
Turbines/power islands placed in service
  during the nine months ended September 30,
  2002 .......................................             (8)             --              (8)
                                                       ------          ------          ------
  Total contracted turbines/power islands at
    September 30, 2002 .......................             32              46              78
Turbines/power islands to be terminated
  or sold in the future under March 2002 .....            (11)            (35)            (46)
                                                       ------          ------          ------
  Total remaining contracted turbines/power
    Plan islands at September 30, 2002 (after
    March 2002 Plan) .........................             21              11              32
                                                       ======          ======          ======
COMMITMENTS FOR REMAINING CONTRACTED TURBINES/
POWER ISLANDS AFTER MARCH 2002 PLAN
(IN MILLIONS)
Total commitments not reported on balance ....         $   28          $  377          $  405
  sheet at September 30, 2002
Total commitments reported on balance sheet at
  September 30, 2002 .........................         $   --          $  128          $  128
Cost to terminate at September 30, 2002 ......         $    2          $  210          $  212

      As part of the March 2002 Plan, Mirant negotiated deferrals of the shipment dates of certain turbines under both equipment procurement facilities. As a result, the revised shipment dates for certain turbines included in the domestic facility extend beyond the permitted term of the facility. Thus, the Company no longer has the option to enter into a lease arrangement for this equipment, and it will be forced to exercise its purchase option. Therefore, the equipment no longer qualifies for off-balance sheet treatment and Mirant is treating the equipment as if it is the owner for financial reporting purposes. Consequently, Mirant has included a $37 million liability for these turbines (equal to the costs incurred to date in constructing these turbines) as of September 30, 2002, of which $13 million was added to construction work in progress and $24 million was reported as restructuring expense during the quarter ended March 31, 2002 as part of the March 2002 Plan. Of the $37 million liability, $13 million is reported as "Other long-term debt" and $24 million is reported in "Current portion of long-term debt" on the accompanying unaudited condensed consolidated balance sheet at September 30, 2002. Of the $24 million in the "Current portion of long-term debt," $2 million was reclassified from restructuring reserves (as it had previously been accrued for termination in the March 2002 Plan).

      During the quarter ended September 30, 2002, the Company made unreimbursed direct payments to vendors related to certain turbines/power islands in the equipment procurement facilities. Therefore, the equipment no longer qualifies for off-balance sheet treatment and Mirant is treating the equipment as if it is the owner for financial reporting purposes. Consequently, Mirant has recorded a $188 million liability (equal to the costs incurred to date in constructing these turbines/power islands) as of September 30, 2002, of which $29 million was reclassified from the restructuring reserve (as it had previously been accrued for termination in the March 2002 Plan), and the remaining $159 million was added to construction work in progress. Of the $188 million liability, $27 million is reported in "Other long-term debt" and $161 million is reported in "Current portion of long-term debt" on the accompanying unaudited condensed consolidated balance sheet at September 30, 2002. The Company recorded a $132 million impairment charge related to certain of these turbines/power islands during the three months ended September 30, 2002.

      Effectively, as of September 30, 2002, Mirant has now recognized in its financial statements all of the remaining four power islands and related debt obligations in the European equipment procurement facility.

      The drawn amounts of all turbines/power islands (included those to be terminated) under the equipment procurement facilities were equal to $508 million as of September 30, 2002 ($391 million in the domestic facility and $117 million in the Euro facility), of which Mirant has guaranteed 89.9%. Mirant has recorded $225 million of this amount as a liability on its balance sheet as described above.

      Further, the modification of the Company's strategic direction subsequent to March 2002 is likely to result in restructuring charges incremental to those contemplated in the March 2002 Plan.

      In October 2002, Mirant terminated contracts for twelve turbines. Nine of the turbines had previously been accrued for termination in the March 2002 Plan, and the termination of the remaining three turbines resulted in additional termination expense of approximately $34 million which was recorded during the fourth quarter of 2002. Additionally, Mirant negotiated deferrals of the shipment dates of certain other turbines under the domestic equipment procurement facility that were part of the March 2002 Plan. As a result, the revised shipment dates for certain turbines included in the facility extend beyond the permitted term of the facility. Thus, the Company no longer has the option to enter into a lease arrangement for this equipment, and it will be forced to exercise its purchase option. Therefore, the equipment no longer qualifies for off-balance sheet treatment and Mirant will be treating the equipment as if it is the owner for financial reporting purposes. Consequently, Mirant will reclassify approximately $79 million from its restructuring provision to "Current portion of long-term debt" for these turbines (equal to the costs incurred to date in constructing these turbines) in the fourth quarter of 2002.

      In November 2002, the Company made further direct unreimbursed payments to vendors related to two turbines in the domestic equipment procurement facility. Therefore, the equipment will no longer qualify for off-balance sheet treatment and Mirant will be treating the equipment as if it is the owner for financial reporting purposes. Consequently, Mirant will record approximately a $31 million liability as "Other long-term debt" (equal to the costs incurred to date in constructing these turbines) and $31 million will be added to "Construction work in progress" in the fourth quarter of 2002.

   Long-Term Service Agreements

      We have entered into long-term service agreements for the maintenance and repair by third parties of many of our combustion-turbine generating plants. Generally these agreements may be terminated at little or no cost prior to the shipment of the associated turbine. As of September 30, 2002, the maximum termination amounts for long-term service agreements associated with completed and shipped turbines were $642 million. As of September 30, 2002, the total estimated commitments for long-term service agreements associated with turbines already completed and shipped were approximately $805 million. These commitments are payable over the course of each agreement's term. The terms range from ten to twenty years. Estimates for future commitments for long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

      As a result of the turbine cancellations as part of the March 2002 Plan, the long-term service agreements associated with the canceled turbines will also be cancelled. However, as stated above, canceling the long term service agreements will result in little or no termination costs to us. We do not intend to cancel long-term service agreements associated with turbines that have already shipped. Consequently, the March 2002 Plan should not have an impact on the long-term service agreement commitments disclosed above.

   Obligations Under Energy Delivery and Purchase Commitments

      Under the asset purchase and sale agreement for the PEPCO generating assets, Mirant assumed and recorded net obligations of approximately $2.3 billion representing the estimated fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements, which consist of five power purchase agreements ("PPAs") and two transition power agreements ("TPAs"). The estimated fair value of the contracts was derived using forward prices obtained from brokers and other external sources in the market place including brokers and trading platforms/exchanges such as the New York Mercantile Exchange ("NYMEX") and estimated load information. The PPAs, which are with parties unrelated to PEPCO, are for a total capacity of 735 MW and expire over periods through 2021. The TPA agreements state that Mirant will sell a quantity of megawatthours over the life of the contracts based on PEPCO's load requirements. The TPA agreement related to load in Maryland expires in June 2004, while the TPA agreement related to load in the District of Columbia expires in January 2005. The proportion of megawatthours supplied under the two agreements are currently 64% and 36%, respectively. As actual megawatthours are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. For the three and nine months ended September 30, 2002, the Company recorded as revenues, amortization of approximately $120 million and $320 million, respectively, of the TPA obligation. Approximately $8 million and $42 million, respectively, of amortization of the PPA obligation was recorded as a reduction of the cost of electricity purchased. As of September 30, 2002, the remaining obligations recorded in the unaudited condensed consolidated balance sheet for the TPAs and PPAs totaled $986 million and $492 million, respectively, of which $480 million and $65 million, respectively, are classified as current. The remaining TPA obligation will be amortized as an increase in revenue through January 2005. The remaining PPA obligation will be amortized as a reduction of cost of energy purchased through 2021. At September 30, 2002, the estimated commitments under the PPA agreements were $1.58 billion based on the total remaining MW commitment at contractual prices.

      Other obligations of approximately $96 million related to other out of market contracts are also included in the unaudited condensed consolidated balance sheet.

   Fuel Commitments

      Mirant has a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the monthly spot rate then prevailing at each delivery point. Because this contract is based on the monthly spot price at the time of delivery, Mirant has the ability to sell the gas at the same spot price, thereby offsetting the full amount of its commitment related to this contract. In July 2002, Mirant and BP restructured this contract. The contract term has been extended to December 31, 2009, unless terminated sooner. Mirant has the ability to reduce the purchase obligation on this contract annually. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices is $2.2 billion as of September 30, 2002. The contract is now subject to the North American Master Netting Agreement between Mirant and BP, dated December 1, 2001 (the "Master Netting Agreement") and a new collateral annex to the Master Netting Agreement. Together, the Master Netting Agreement and Collateral Annex provide that the amounts due to BP under the contract will be netted against payments due between Mirant and BP under various other gas and power contracts, and that collateral will be posted by one party to the other based on the net amount of exposure.

      We have fixed volumetric purchase commitments under fuel purchase and transportation agreements totaling $509 million at September 30, 2002. These agreements will continue to be in effect through 2012.

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

      In July 2002, in conjunction with the commencement of Mirant Mid-Atlantic's minimum synthetic fuel purchase commitments, Mirant Americas Energy Marketing arranged for the synthetic fuel supplier to contract with the coal supplier to purchase coal directly from the supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal purchased by Mirant Americas Energy Marketing under the contracts, which are included in the fixed volumetric purchase commitment of $509 million noted above.

   Operating Leases

      On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. Mirant Mid-Atlantic is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended September 30, 2002 and 2001 and $74 million for both the nine months ended September 30, 2002 and 2001. As of September 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.8 billion. The lease agreements contain covenants that restrict the Mirant Mid-Atlantic's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

      Mirant Mid-Atlantic has an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility.

      Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements. At September 30, 2002, the termination value was approximately $1.4 billion, which, in general, declines over time. Upon expiration of the original lease term, the termination value will be $300 million.

      Mirant has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled approximately $33 million and $31 million during the three months ended September 30, 2002 and 2001, respectively, and approximately $96 million and $94 million during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, estimated minimum rental commitments for non-cancelable operating leases were $3.4 billion.

   Mirant New England Guarantee

      Mirant New England is required to sell electricity at fixed prices to Cambridge and Commonwealth in order for them to meet their supply requirements to certain retail customers. In April 2002, Mirant Corporation issued a guarantee in the amount of $188 million for any obligations Mirant New England may incur under its Wholesale Transition Service Agreement with Cambridge Electric Light Company and Commonwealth Electric Company. Both the guarantee and the agreement expire in February 2005.

SHAJIAO C TARIFF REDUCTION MATTER

      On November 6, 2002, Mirant received a circular entitled, "Notice Regarding the On-grid Tariff of Shajiao C Power Station" issued by the Guangdong Provincial Price Bureau ("Pricing Bureau") to Guangdian ("Off-Taker") and Shajiao C dated October 18, 2002 (Ref: Yue Jia (2002) No. 323) (the "Notice").

      The tariff of Shajiao C, which had applied for the period January 1, 2002 to June 30, 2002, was RMB 450.11/MWH. Under the Notice, the tariff is adjusted to RMB 346.8/MWH (exclusive of VAT) effective July 1, 2002. The Notice further states that "According to the relevant regulation stated in the "State Development Planning Commission Issued New Regulation for On-Grid Tariff Control" and the principle of on-grid tariff adjustment as agreed by the Provincial Government, Shajiao C on-grid tariff would be adjusted through reducing the operation fee and Chinese shareholder profits on condition that the profit return level of the foreign investor is guaranteed to remain unchanged."

      On December 5, 2002, Mirant received a letter from the Pricing Bureau which provides additional information as to the mechanism by which Mirant's return is intended to be preserved, including a number of measures which will reduce the returns to our joint-venture partner. This letter goes some way to clarify the situation and Mirant intends to work with its partners in order to finalize the resulting adjustments to the project economics and any effect this has on Mirant. Notwithstanding this, due to the remaining ambiguity surrounding the mechanism by which Mirant's return is to be preserved, Mirant is unable at this time to quantify the impact that the actions described in the Notice will have on its investment. The Off-Taker has indicated that it intends to pay Shajiao C the tariff specified in the Notice rather than the contractual tariff going forward, and this will reduce cash flow to Shajiao C and in turn may impact Mirant's profit returns.

     On December 20, 2002, certain subsidiaries of the Company entered into a share sale agreement with China Resources Power Holdings Co. Ltd, to sell the Company's indirect 33% interest in the 1,980 MW Shajiao C power project (Guangdong Province, China) for $300 million. The Company expects to record a gain on the sale. The transaction is expected to close by the end of 2002. In connection with the sale, the Company expects to repay the approximately $254 million balance under the credit facility for Mirant Asia-Pacific. Repayment of the credit facility will eliminate the existing prohibition on distributions included therein.


LITIGATION AND OTHER CONTINGENCIES

      Reference is made to Notes I and L to the financial statements filed as part of this Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

-     Western Power Markets Investigations

-     California Attorney General Litigation

- Defaults by SCE and Pacific Gas and Electric and the Bankruptcies of Pacific Gas and Electric and the PX

-     RMR Agreements

-     Western Power Markets Price Mitigation and Refund Proceedings

-     DWR Power Purchases

-     California Rate Payer Litigation

-     Shareholder Derivative Litigation

-     Shareholder Litigation

-     SEC Informal Investigation and U.S. Department of Justice and CFTC
      Inquiries

-     Enron Bankruptcy Proceedings

-     State Line

-     Edison Mission Energy Litigation

-     Panda Brandywine, L.P. Power Purchase Agreement

-     Environmental Information Requests

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

      Additionally, in 2002, the Company adopted SFAS Nos. 141, 142 and 144. These new pronouncements, among other things, change the accounting model for recognizing impairments of the carrying value of assets held for use and held for sale, as well as the book value of goodwill and other intangible assets. The Company's announced asset sale program, as well as overall conditions affecting the Company and its sector, may materially impact the fair values of its property plant and equipment, its construction work in progress, its investment in suspended construction, its goodwill and its other intangible assets. Although management does not currently believe that this reduction in fair value will result in an impairment of its goodwill, the Company will complete the annual assessment of the carrying values of its goodwill after completing its annual financial planning process for 2003. This process provides management with the best information from which to analyze the goodwill for impairment. If the testing of goodwill results in impairment, the impairment charge will be recorded in the fourth quarter of 2002. Currently, Mirant does not believe that its "Investment in suspended construction" is subject to an impairment loss under SFAS No. 144.

      As discussed above, Mirant adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires a two-step impairment analysis process. The first step of the test compares the estimated fair value of a reporting unit to its net book value to determine if there is potential goodwill impairment. If no impairment is indicated in step one, the test is complete. If the net book value of the reporting unit exceeds the fair value in step one, the second step of the impairment test is required. Step two measures the amount of the impairment charge by comparing the estimated fair value of the reporting unit goodwill to its book value. The excess of the book value of goodwill to its estimated fair value is recognized as an impairment charge. Management currently believes there is no impairment of goodwill; however, Mirant's announced asset sale program and the overall conditions impacting the energy sector may materially impact the book value of goodwill. This assessment may result in impairments at one or more subsidiaries that do not result in impairments in Mirant's consolidated financial statements.

AUDIT COMMITTEE APPROVAL OF AUDIT AND NON-AUDIT SERVICES

      Mirant's Audit Committee has approved all audit and audit related services performed by its independent auditor, KPMG. In addition, the Audit Committee has delegated to its Chair the ability to pre-approve other non-audit services by KPMG, and the Audit Committee Chair has pre-approved certain tax work. The fees for such non-audit work for 2002 are not currently expected to exceed $1.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      For the nine months ended September 30, 2002, the average VaR, using various holding periods and a 95% confidence interval, was $27 million and the VaR as of September 30, 2002, was $40.1 million, compared to $49.3 million and $30.8 million for the same periods in 2001. In order to enable comparison on a common base with our peers in the sector, we also report the portfolio VaR levels using a one-day holding period for all positions and commitments in our portfolio. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio VaR was $13.3 million at September 30, 2002 and the average over the nine months ended September 30, 2002 was $11.4 million, compared to $11.5 million and $16.5 million for the same periods in 2001. During the nine months ended September 30, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation three times, which falls within our 95% confidence interval. During the second quarter of 2002, we implemented a new trading system to administer our natural gas transactions. As a result, the natural gas component of our total VaR calculation was held constant for a period of approximately 45 days. We believe this was a reasonable estimate of our average VaR calculations for 2002 and we would not have had additional instances of exceeding our VaR limits if the natural gas portion of the total VaR calculation would not have been held flat. In addition to VaR, we utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components. In stress testing, we stress both the price and volatility curves for the entire portfolio in 10% increments to determine the effects on the fair value.

      The fair values of our energy marketing and risk management assets recorded in the unaudited condensed consolidated balance sheet at September 30, 2002, were comprised primarily of approximately 18% electricity and 81% natural gas. The fair values of our energy marketing and risk management liabilities recorded in the unaudited condensed consolidated balance sheet at September 30, 2002, were comprised primarily of approximately 15% electricity and 83% natural gas. Because of the expected contraction in our natural gas trading and marketing activities, the percentage of natural gas positions would be expected to decline.

CREDIT RISK

      In conducting our energy marketing and risk management activities, we regularly transact business with a broad range of entities and a wide variety of end users, energy companies and financial institutions. To examine and manage credit risk, we look at credit risk from our stance as being exposed to potential default by our counterparties. Credit risk is measured by the loss we would record if our counterparties failed to perform pursuant to the terms of their contractual obligations, and the value of collateral held by us, if any, was not adequate to cover such losses. We have established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral and use master netting agreements whenever possible to mitigate our exposure to counterparty credit risk. Master netting agreements enable us to net certain assets and liabilities by counterparty. We also net across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, we may require counterparties to pledge additional collateral when deemed necessary. We try to manage the portfolio of our positions such that the average credit quality of our portfolio falls inside an authorized range. We use published ratings of counterparties to guide us in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. Where external ratings are not available, we conduct internal assessments of counterparties. The average credit quality is monitored on a regular basis and reported to the risk oversight committee on a periodic basis together with steps initiated to bring credit exposures into line within the authorized range. The weighted average credit rating of the counterparties, based on outstanding balances and management's internal assessment, included in the net fair value of our energy marketing and risk management assets was between BBB and BBB+ at September 30, 2002.

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

      As of September 30, 2002, the CAISO owed Mirant approximately $238 million, which represented more than 10% of Mirant's total credit exposure. The Company's total credit exposure is computed as total accounts and notes receivable, adjusted for energy marketing and risk management and derivative hedging activities and netted against offsetting payables and posted collateral, as appropriate. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.

   Interest Rate Risk

      Mirant's policy is to manage its exposure to interest rates by using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, Mirant enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. Swaps that fix the interest rate exposure of variable-rate debt and qualify for hedge treatment are treated as cash flow hedges, where the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense over the life of the swaps. Gains and losses resulting from the termination of qualifying cash flow hedges prior to their stated maturities are recognized ratably over the original remaining life of the hedging instrument, provided the underlying hedged transactions are still probable. Otherwise, the gains and losses will be recorded currently in earnings. Swaps that hedge underlying fixed-rate debt and qualify for hedge treatment are treated as fair value hedges, where the changes in the fair value of gains and losses of the swaps are recognized currently in interest expense together with the changes in the fair value of the hedged debt. Mirant currently only utilizes cash flow hedges.

      Foreign Currency Hedging

      From time to time, Mirant uses cross-currency swaps and currency forwards to hedge its net investments in certain foreign subsidiaries. Gains or losses on these derivatives designated as hedges of net investments are reflected in OCI, net of tax, and net of the translation effects.

      Mirant also utilizes currency forwards intended to offset the effect of exchange rate fluctuations on forecasted transactions arising from contracts denominated in a foreign currency. From time to time, Mirant utilizes cross-currency swaps that not only offset the effect of exchange rate fluctuations on the hedged principal amount of the foreign currency denominated debt, but also fix the interest expense arising from that hedged debt. Mirant designates currency forwards as hedging instruments used to hedge the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. When these hedging strategies qualify as cash flow hedges, the gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings to the same revenue or expense category as the hedged transaction.

   Interest Rate and Currency Derivatives

      The interest rates noted in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On all of these interest rate swaps, Mirant receives floating interest rate payments at LIBOR. The currency derivatives mitigate Mirant's exposure arising from certain foreign currency transactions, such as cross border sales.

                             YEAR OF MATURITY                          NUMBER OF        NOTIONAL     UNREALIZED
        TYPE                  OR TERMINATION      INTEREST RATES    COUNTERPARTIES       AMOUNT     (LOSS) GAIN
        ----                  --------------      --------------    --------------       ------     -----------
                                                                                           (IN MILLIONS)
Interest rate swaps....          2003-2012         3.85%-7.12%             3              $549         $(74)
Currency swaps ........            2003              --                    1             CAD$8           (1)
                                                                                                       ----
                                                                                                       $(75)
                                                                                                       ====

CAD - Denotes Canadian dollar

      Canadian dollar contracts with a notional amount of CAD$266 million are included in fair value of energy marketing and risk management liabilities because hedge accounting criteria are not met. As of September 30, 2002, the unrealized loss was $3 million.

      The unrealized gain/loss for interest rate swaps is determined based on the estimated amount that Mirant would receive or pay to terminate the swap agreement at the reporting date based on third-party quotations. The unrealized gain/loss for currency forwards is determined based on current foreign exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

      Effective April 1, 2002, the Company implemented a new Information Technology system ("ENDUR") for its gas trading and marketing activities in North America. Because of ENDUR's improved capabilities over the legacy systems, management views the implementation of ENDUR as a significant change in internal controls. In addition, the Company recently modified its power trading and marketing IT system to improve reporting of realized and unrealized income associated with power transactions.

      The Company's independent auditors assessed the Company's internal controls of its North American energy marketing and risk management operations as part of the interim review for the second quarter. The Company received detailed process improvement recommendations during October 2002 from its independent auditors which address internal control deficiencies in existence at June 30, 2002, the most significant of which relate to the Company's systems and processes and include:

            (i) Inadequate actualization analysis, documentation and internal communication;

            (ii) Inadequate reconciliation of the risk report and general ledger;

            (iii) Inadequate systems integration and data reconciliation; and

            (iv)  Untimely balance sheet discrepancy resolution.

      The Company's independent auditors advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60 ("SAS No. 60"). The Company has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies and has made significant progress. Management has discussed its proposed actions with the Audit Committee and its independent auditors. The Company has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in the Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements, despite the presence of control weaknesses as noted above.

      The following corrective actions have been implemented:

            (i)   Additional management oversight and detailed reviews;

            (ii) Reports submitted monthly and summarized quarterly for the CFO and CEO certifying that the balance sheet reconciliations have been completed, the accounts appropriately adjusted and any discrepancies listed; and

            (iii) Involvement of the Company's internal audit personnel to monitor certain critical monthly and quarterly closing processes.

      The following corrective actions are in the process of being implemented:

            (i)   Additional training and replacement of certain individuals;

            (ii) Use of outside resources to supplement Company employees in evaluating and implementing the internal control recommendations;

            (iii) Evaluation of accounting organization structure to align roles and responsibilities with process and control changes; and

            (iv) Re-evaluation of the role and resources devoted to internal auditing to assure compliance with accounting requirements.

      Longer-term corrective actions will include:

            (i) Implementation of the ENDUR system for power transactions in the second quarter of 2003;

            (ii) Evaluation in the third quarter of 2003 of the feasibility of automated interfaces between the Company's various systems, including risk management, scheduling and general ledger;

            (iii) Process mapping and evaluation in the first quarter of 2003 to assure timely review and reconciliation between risk management systems and the Company's accounting systems;

            (iv) Re-evaluation in the first quarter of 2003 of the Chief Risk Officer's duties to assure adequate controls; and

            (v) Re-evaluation in the first quarter of 2003 of the Company's Risk Oversight Committee's role and focus to include monthly reporting and tracking of progress on the completion of all controls enhancements and to ensure controls are appropriate for the ongoing size and level of activities in the business.

      Separately, the Company expects that the anticipated significant reduction in its physical gas volumes and longer-term, structured transactions will have an additional mitigating effect on the impact of the identified controls weaknesses.

      Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, except as discussed above. Further, the Chief Executive Officer and Chief Financial Officer reviewed in detail the corrective and mitigating actions being taken regarding the deficiencies noted in the Mirant Internal Control Assessment performed by the Company's independent auditors. No significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, except for the implementation of the corrective actions noted above. The Company continues to evaluate the effectiveness of its overall controls and procedures and will take such further actions as dictated by such continuing reviews.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The discussions concerning the following legal matters are hereby incorporated by reference to Notes I and L to the consolidated financial statements that are a part of this quarterly report:

-     Western Power Markets Mitigation and Refund Proceedings

-     California Attorney General Litigation

-     California Rate Payer Litigation

-     Shareholder Litigation

-     Environmental Information Requests

-     Shareholder Derivative Litigation

-     SEC Informal Investigation, U.S. Department of Justice and CFTC Inquiries

      With respect to each of the preceding matters, we cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

15    KPMG Awareness Letter to Mirant Corporation

(b) Reports on Form 8-K.

During the quarter ended September 30, 2002, we filed a Current Report on Form 8-K dated July 3, 2002. Item 7 was reported and no financial statements were filed.

During the quarter ended September 30, 2002, we filed a Current Report on Form 8-K dated July 8, 2002. Item 5 was reported and no financial statements were filed.

During the quarter ended September 30, 2002, we filed a Current Report on Form 8-K dated August 14, 2002. Item 5 was reported and no financial statements were filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

      MIRANT CORPORATION



      By /s/ Raymond D. Hill
         -------------------
         Raymond D. Hill
         Executive Vice President and
         Chief Financial Officer
         (Principal Financial Officer)

                                                         Date: December 20, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                       /s/ S. Marce Fuller
                                              ----------------------------------
                                              S. Marce Fuller
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                        /s/ Raymond D. Hill
                                               ---------------------------------
                                                   Raymond D. Hill
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)