Form 10-K
period 2002-12-31
MIRANT CORP
filed 2003-04-30
CIK 1010775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------
                               MIRANT CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                        001-16107                      58-2056305
(State or other jurisdiction of    (Commission File Number)            (I.R.S. Employer
Incorporation or Organization)                                        Identification No.)

    1155 PERIMETER CENTER WEST, SUITE 100,                         30338
               ATLANTA, GEORGIA                                  (Zip Code)
   (Address of Principal Executive Offices)

                (678) 579-5000                                 WWW.MIRANT.COM
(Registrant's Telephone Number, Including Area                    Web Page
                    Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, par value $0.01 per share                New York Stock Exchange
   Company obligated mandatorily redeemable               New York Stock Exchange
    Preferred securities, $27.50 liquidation
                     amount

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
    Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).  Yes [X]    No [ ]
    Aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,934,000,000 on June 28, 2002 (based on $7.30 per share, the closing price in the daily composite list for transactions on the New York Stock Exchange for that day).
    Aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,256,602 on April 28, 2003, (based on $3.11 per share, the closing price in the daily composite list for transactions on the New York Stock Exchange for that day). As of April 28, 2003, there were 404,052,225 shares of the registrant's Common Stock, $0.01 par value per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2003, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   31
Item 4A.  Executive Officers of Mirant Corporation....................   31
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   34
Item 6.   Selected Financial Data.....................................   34
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   36
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   66
Item 8.   Financial Statements and Supplementary Data.................   71
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   71
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   71
Item 11.  Executive Compensation......................................   71
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   71
Item 13.  Certain Relationships and Related Transactions..............   71
Item 14.  Controls and Procedures.....................................   71
                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   73

                                  DEFINITIONS

TERM                                            MEANING
----                                            -------
Brazos.......................................   Brazos Electric Power Cooperative
Btu..........................................   British thermal unit
IRS..........................................   Internal Revenue Service
MMBtu........................................   Million British thermal unit
MW...........................................   Megawatts
MWh..........................................   Megawatt-hour
Mirant Americas Generation...................   Mirant Americas Generation, LLC
Mirant California............................   Mirant California, LLC
Mirant Mid-Atlantic..........................   Mirant Mid-Atlantic, LLC
Mirant New England...........................   Mirant New England, Inc.
Mirant New York..............................   Mirant New York, Inc. and Mirant New York
                                                  Investments, Inc., collectively
Mirant Texas.................................   Mirant Texas Management, Inc. and Mirant
                                                Texas Investments, Inc., collectively
Mirant Wichita Falls.........................   Mirant Wichita Falls, LP
Mirant Wisconsin.............................   Mirant Wisconsin Investments, Inc.
Mirant Zeeland...............................   Mirant Zeeland, LLC
Perryville...................................   Perryville Energy Partners, LLC
TransCanada..................................   TransCanada PipeLines Limited

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are an international energy company, incorporated in Delaware on April 20, 1993, that produces and sells electricity in the United States, the Philippines and the Caribbean. As of December 31, 2002, we owned or controlled through operating agreements more than 21,800 MW of electric generating capacity around the world, of which more than 18,000 MW was located in the United States. We expect to complete construction of approximately 990 MW of generating capacity by December 2003. In North America, we also have rights to approximately 3.1 billion cubic feet per day of natural gas production, more than 2.1 billion cubic feet per day of natural gas transportation and almost
13.4 billion cubic feet of natural gas storage as of December 31, 2002.

     In addition, in North America we use derivative financial instruments primarily to hedge and optimize our generating assets, and we also take proprietary commodity positions. In the Philippines, most of our generation output is sold under long-term contracts. Our operations in the Caribbean include fully integrated electric utilities, which generate power sold to residential, commercial and industrial customers.

     We manage our business through two principal operating segments. Our North America segment consists of generation capacity and commodity trading operations managed as a combined business and our International segment includes generation businesses in the Philippines, Curacao and Trinidad and integrated utilities in the Bahamas and Jamaica. In 2002, we closed our European trading operations and sold our distribution and generation assets in Europe and Asia. Prior to the sale of these assets, they are reflected in the International segment. The other reportable business segment is Corporate.

     We have incurred substantial indebtedness on a consolidated basis to finance our business. As of December 31, 2002, our total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant Corporation). We are working on a restructuring plan pursuant to which we will ask certain of our creditors to defer repayments of principal. We refer you to the discussions of certain risks relating to our restructuring in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Factors That Could Affect Future Performance" and the notes to our consolidated financial statements.

     The annual, quarterly, and current reports, and any amendments to those reports, that we file with or furnish to the SEC are available free of charge on our website at www.mirant.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained in our website is not incorporated into this Form 10-K.

     As used in this report, "we," "us," "our," the "Company" and "Mirant" refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise.

 THE MARKETS

     The power industry is one of the largest industries in the United States and has influence on practically every aspect of our economy, with an estimated market of approximately $250 billion of electricity sales in 2002, according to the Energy Information Administration. Historically, the power generation industry has been characterized by electric utility monopolies selling to a franchised customer base. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been adopted to increase wholesale competition in the power industry. For the past decade, the power industry has been deregulated at the wholesale level, allowing generators to sell directly to load serving entities.

     Cambridge Energy Research Associates estimates that over the past five years competitive generation grew from almost nothing to 40% of total generation in the United States. This rapid growth in competitive generation, coupled with economic slowdown and regional market uncertainty in certain regions, has contributed to the fall of wholesale power prices and the rise of reserve margins over the majority of the country. The North American Electric Reliability Council ("NERC") estimates summer regional reserve margins in excess of 20% for most regions. In response to these indications, companies have made large-scale cancellations of power projects across the country. According to NERC, over 47,000 MW of proposed additions are expected to be cancelled from 2002 to 2004.

     In addition to increased reserve margins and cancelled power projects, the industry has experienced a great deal of turmoil associated with the exit of prominent energy traders, corporate scandals and uncertainty in the sanctity of contracts. Combined with an economic slowdown and a decline in wholesale power prices, these factors have contributed to a loss of confidence in the competitive power industry.

  STRATEGY

     Mirant owns and operates power generation plants in the United States, the Philippines and the Caribbean. As of March 31, 2003, in the Philippines and the Caribbean, Mirant owned approximately 3,277 MW in generation plants whose output is sold on a long-term basis through contracts or through franchise businesses. In the United States, Mirant owned or controlled through operating agreements approximately 17,717 MW of generation capacity, of which the majority is located in the proximity of major metropolitan areas in the Northeast, Mid-Atlantic region and California. Over 35% of Mirant's existing United States generating capacity has dual-fuel capabilities, giving Mirant added flexibility from its portfolio. We optimize our North American assets through an integrated risk management platform which dispatches the units, purchases fuels and sells the electricity generated to consumers either in the wholesale market or through long-term contracts. We use the flexibility of our generating units to maximize the benefit to our customers and us.

     Due to recent industry events, we have adopted near-term strategic objectives that will guide our activities until market fundamentals improve. These include:

     - Successfully complete the restructuring of our debt;

     - Reduce uncertainty associated with our business in California;

     - Focus on core markets internationally and in North America;

     - Enhance our liquidity position through asset divestitures and reductions in posted collateral;

     - Reduce capital expenditures;

     - Continue to lower overhead cost; and

     - Realize operating efficiency in our United States generation portfolio.

     We view our power generation and risk management as an integrated business. In this respect, we closely coordinate the dispatch of our power plants, the purchase of fuels and the sale of electricity between our generating plants and our risk management unit. We use our risk management organization to manage price and volume risk associated with selling power and purchasing fuels in the markets in which we operate. Although we continue to see decreasing liquidity in the energy markets on a longer-term basis, we still see liquidity on a short-term basis to adequately manage our business.

  COMPETITION

     As an international competitive energy company, we face competition both in the United States and in international markets. In the power generation markets, we compete in the development and operation of energy-producing projects, and our competitors in this business include various utilities, industrial companies and independent power producers (including affiliates of utilities).

     The following summarizes our competitive position in our key markets:

     - North America: We were ranked as the tenth and fifth-largest competitive power company in net equity ownership of generation capacity in July 2002 and July 2001, respectively, according to the

       Platts "Global Power Report." As of March 31, 2003, we owned or controlled through operating agreements 17,717 MW of capacity in the United States, of which approximately 12,000 MW of generating capacity is located in close proximity to major metropolitan areas. Our generation units consume a variety of fuels, and we have the flexibility to consume multiple types of fuels in over 35% of our United States generating plants.

     - Philippines: As of March 31, 2003, we had a net ownership interest in approximately 2,263 MW of generation capacity in the Philippines, and we are the largest private producer of electricity in that country. In general, our coal-fired and gas-fired plants in the Philippines are among the lowest operating cost plants in their market.

     - The Caribbean: We have ownership interests in electric utilities, power plants and transmission facilities in the Caribbean, which are located in the Bahamas, Trinidad and Tobago, Jamaica and Curacao. Our generation investments in Trinidad and Curacao (Curacao Utilities Company) have long-term power purchase agreements and our investments in the Bahamas, Jamaica and Curacao (Aqualectra) are franchise utilities with exclusive rights to serve their respective customer bases.

     Because each company may employ widely differing strategies in their fuel supply and power sales contracts with regard to pricing, terms and conditions, it can be difficult for us to assess our position versus the position of existing power providers and new entrants. Additionally, many states and countries are considering or implementing different types of regulatory and privatization initiatives that are aimed, in some instances, at increasing and, in other instances, decreasing competition in the power industry. Increased competition that has resulted from some of these initiatives has already contributed to a reduction in electricity prices and put pressure on electric utilities to lower their costs, including the cost of purchased electricity.

     In general, we believe that our regional generating presence combined with our risk management expertise will allow us to remain competitive during volatile or otherwise adverse market circumstances. Over the past year, we have modified our business strategy, limiting our business to our current North America, Philippines and Caribbean operations. This includes the sale of our investments in China, Europe, South America and Guam, the closure of our trading operations in Europe and the reduction of physical gas volumes in North America. However, our focus on optimizing our generation portfolio through our integrated business in the United States remains central to our strategy.

BUSINESS SEGMENTS

     For selected financial information about our business Segments and information about geographic areas, see Note 20 to our consolidated financial statements. See "Item 2 Properties" for a complete asset list.

NORTH AMERICA

     Through various subsidiaries, we own or control under operating agreements power generation assets and natural gas pipeline capacity in the United States and Canada, which we seek to optimize by our commodity trading operations.

     In the United States, as of December 31, 2002, we own, lease or control, through contracts, over 18,000 MW of generation capacity in the major markets we have strategically targeted. In the United States and Canada, we also controlled access, through contracts, to approximately 3.1 billion cubic feet per day of natural gas production, more than 2.1 billion cubic feet per day of natural gas transportation and almost 13.4 billion cubic feet of natural gas storage as of December 31, 2002. Our commodity trading subsidiaries, Mirant Americas Energy Marketing, L. P. ("Mirant Americas Energy Marketing") and Mirant Canada Energy Marketing, Ltd. ("Mirant Canada Energy Marketing"), operate 24-hours a day and Mirant Americas Energy Marketing is one of the leading electricity and gas marketers in the United States markets. Our commodity trading operations trade energy and energy-linked commodities, consisting primarily of electricity, gas, coal and oil. In 2002, we produced 73 million megawatt-hours of electricity, sold 312 million megawatt-hours of electricity and sold or marketed an aggregate average of 21 billion cubic feet per day of natural gas.

     In 2002, we completed construction of over 1,700 MW of additional generation capacity. In addition, during 2002 we sold or announced sales of approximately 900 MW of generation capacity related to operations in non-strategic markets and sold Mirant Americas Production Company, which held the assets and operations we acquired from Castex LaTerre, Inc. ("Castex") in 2001. In March 2003, we completed the sale of Mirant Americas Energy Capital, LP ("Mirant Americas Energy Capital"), which provided secured financing to independent oil and gas producers for the purpose of developing, acquiring and producing oil and gas properties in North America in exchange for the rights to market those commodities.

     We attempt to create value by integrating commodity trading with our asset management skills. This strategy combines our risk management and energy marketing expertise with the generation capacity we control and our access to natural gas to maximize opportunities existing in the power and natural gas markets. This integration of our strategically located generation capacity, our access to natural gas and our commodity trading operations allows us to capitalize on arbitrage opportunities across energy products, between regions and over time.

     We believe our operations provide national market access and intelligence, and commodity trading opportunities, as well as logistics expertise in power and various types of fuels used to generate electricity. This, coupled with our reliable power supply, gives us a wide range of opportunities to create value through structured contracts for power and natural gas as well as the ability to capitalize on market volatility. Our current development plan, in light of the current environment in our industry, is to complete the construction of approximately 925 MW related to existing projects scheduled to begin commercial operation in 2003 and to postpone or cancel projects scheduled for completion beyond 2003. See "Item 2 Properties" for a list of the projects under development.

INTERNATIONAL

     Through various subsidiaries, we own or control under operating agreements various generation, transmission and distribution operations in the Philippines and the Caribbean. During 2002, as part of our restructuring, we completed the sale of our international investments in Germany, the United Kingdom, China, Brazil, Australia and Korea. In 2002, we also closed our European trading operations. For 2002, in our International segment, we added approximately 445 MW of additional generation capacity to our portfolio through construction and acquisition. A complete list of our international properties is contained in "Item 2 Properties."

  ASIA-PACIFIC

  Philippines

     We had a net ownership interest in eight plants in the Philippines with approximately 2,422 MW of generating capacity as of December 31, 2002. We sell electricity from our plants through long-term energy conversion agreements with the government-owned National Power Corporation ("NPC") for the majority of our available capacity. Under the energy conversion agreements, we accept fuel from NPC and convert that fuel to electricity. In addition to our energy conversion agreements, we have joint marketing agreements with NPC for the 218 MW and 35 MW of excess capacity from our Sual and Pagbilao plants, respectively. Currently, electricity from the excess Sual capacity is provided to select markets such as economic zones, industries and private electric distribution companies and cooperatives.

     Under the energy conversion agreements, we receive both fixed capacity fees and variable energy fees. The energy conversion agreements are executed under the government's build-operate-transfer program. At the end of the term of each energy conversion agreement, the associated plant is required to be transferred to NPC, free from any lien or payment of compensation. The agreements end in October 2024 for Sual and August 2025 for Pagbilao. NPC acts as both the fuel supplier and the energy off-taker under the energy conversion agreements. NPC procures all of the fuel necessary for each plant, at no cost to Mirant's subsidiaries and has accepted substantially all fuel risks and fuel related obligations other than each plant's actual fuel burning efficiency. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to the dispatch level of the plant. Nearly all of the capacity fees are denominated in United States dollars. The energy fees have both United States dollar and Philippine Peso components that are both indexed to inflation.

     The energy conversion agreements contain a provision under which NPC bears most of the financial risks for both political force majeure and change of law. The majority of NPC's obligations under the energy conversion agreements are guaranteed by the full faith and credit of the Philippine government.

     The majority of the projects in the Philippines have been granted preferred or pioneer status that, among other things, have qualified them for income tax abatements of three to six years. The abatement for the Pagbilao plant expired in 2002, and the abatement for the Sual plant expires in October 2005.

  Deregulation and Privatization

     In June 2001, the Philippine Congress approved and passed into law the Electric Power Industry Reform Act ("EPIRA"), providing the mandate and the framework to introduce competition in the Philippine electricity market. Within three years from its effectiveness, competition in the retail supply of electricity and open access to the transmission and distribution systems is planned. Prior thereto, concerned government agencies are required to establish a wholesale electricity spot market, ensure the unbundling of transmission and distribution wheeling rates and remove existing cross-subsidies provided by industrial and commercial users to residential customers. As of March 2003, most of these changes have started but are considerably behind the schedule set by the Department of Energy.

     A significant component of this legislation is the mandate to privatize the assets of NPC, including its generation and transmission assets, as well as contracts with the Independent Power Producers ("IPP"). Under the EPIRA, NPC's generation assets will be sold through transparent, competitive public bidding, while all transmission assets will be transferred to the Transmission Company ("TRANSCO") -- initially a government-owned entity that will eventually be privatized.

     The EPIRA also mandates the creation of the Power Sector Assets and Liabilities Management Corporation ("PSALM"), which is to accept transfer of all assets and assume all outstanding obligations of NPC, including its obligations to the IPP. One of PSALM's responsibilities is to manage these IPP contracts after NPC's privatization. PSALM is also responsible for privatizing at least 70% of all the transferred generating assets and IPP contracts no later than three years from the effective date of the law. Consistent with the announced policy of the government, the law contemplates continued payments of NPC's obligations under its energy conversion agreements. The energy conversion agreements of Mirant Asia-Pacific Ventures, Inc. ("Mirant Asia-Pacific") are not involuntarily assignable. Mirant Asia-Pacific is in continuing discussions with NPC and PSALM on a proposal to add PSALM as an additional obligor under our existing IPP contracts.

     Additionally, the Republic of the Philippines issued performance undertakings (the "Undertakings") to guarantee the performance of NPC's obligations under our energy conversion agreements. The EPIRA does not expressly repeal the Undertakings but the ultimate effect of the privatization efforts on our operations, our contracts or the Undertakings cannot now be absolutely determined.

     The deregulation of the Philippine electricity industry and the privatization of NPC have been long anticipated, and the reform law is not expected to have a material impact on the existing assets and operations of Mirant Asia-Pacific.

  Philippines IPP Review

     Pursuant to the Electric Power Industry Reform Act of 2001, a governmental inter-agency committee reviewed IPP contracts and reported that some contracts had legal or financial issues requiring further review or action. These included several of Mirant's contracts. Subsequently, Mirant Philippines, the

PSALM, the Department of Energy, and the Department of Justice entered into a letter agreement establishing a general framework ("Framework Agreement") for resolving all outstanding issues raised by the committee about Mirant's IPP contracts. The key terms of the new agreements are: Pagbilao will no longer nominate capacity beyond the plant's nominal capacity; Pagbilao will agree to settle certain issues on interpretation of its ECA relating to penalties resulting from forced outages and waive past claims relating thereto; the ECA for Navotas II will be terminated and Mirant will acquire rights to the Navotas II plant in return for a net payment of approximately $6 million; Mirant will be free to sell Navotas II and excess Pagbilao energy output in the open market; and Sual and Pagbilao will waive their claims to be reimbursed for local business taxes. Any issue with respect to Ilijan is outside the terms of the Framework Agreement.

     In March 2003, the conditions precedent for the Sual and Pagbilao components of the Framework Agreement were satisfied and the implementing agreements relating to both became effective. Navotas I was taken out of the coverage of the Framework Agreement as the "cooperation period" had ended, while the period for meeting the conditions precedent for Navotas II was extended to May 12, 2003. The benefits to Mirant are confirmation that the original contracts for Sual and Pagbilao remain intact and will be reaffirmed; no resultant material net income impact; reduction in potential penalty payments due to outages at Pagbilao; acquisition of ownership rights of Navotas II plant; and facilitation of further energy sales from Sual, Pagbilao and Navotas II.

  Clean Air Act

     In July 1999, the Philippines enacted legislation, Republic Act No. 8749, otherwise known as the Philippine Clean Air Act of 1999 (the "Clean Air Act"), which applies to stationary emission sources and other operating plants. The Department of Environment and Natural Resources has promulgated Administrative Order No. 2000-81, the Act's Implementing Rules and Regulations ("IRRs"), which took effect on November 25, 2000 and are in the process of being implemented. Provisions of the Clean Air Act affect the compliance of operating plants and their ability to serve as base load capacity for the grid. However, the IRRs provided regulatory flexibility for existing stationary sources which have difficulty complying with the requirements of the Clean Air Act to achieve full compliance by July 2004.

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

     We believe that the Sual plant and the Ilijan plant can comply with the current requirements of the Clean Air Act and the IRRs. Some additional pollution controls or other expenditures may be required for the Pagbilao, Mindoro and Bulacan plants to comply with the IRRs. We do not expect these expenditures to be material. We believe that the Navotas II plant will not be affected significantly by the Clean Air Act and the IRRs. Mirant Asia-Pacific has been closely following the development of the IRRs and is making contingency plans, which are capable of meeting the standards under the IRRs within the timeframe of the implementation of the IRRs.

  Guam

     Mirant Guam (Tanguisson) Corp. operates the 50 MW Tanguisson power plant in Guam, a territory of the United States. The Tanguisson power plant sells power to the Guam Power Authority under a 20-year energy conversion agreement, which ends in 2017. In April 2003, Mirant completed the sale of its Tanguisson power plant for $16 million.

  CARIBBEAN

  Grand Bahama Power Company ("Grand Bahama Power")

     We own a 55.4% interest in Grand Bahama Power, an integrated utility that generates, transmits, distributes and sells electricity on Grand Bahama Island. Grand Bahama Power operates generation facilities and has the exclusive right and obligation to supply electric power to the residential, commercial and industrial customers on Grand Bahama Island. Grand Bahama Power's rates are approved by the Grand Bahama Port Authority.

  The Power Generation Company of Trinidad and Tobago ("PowerGen")

     We own a 39% interest in PowerGen, a power generation company that owns and operates three plants located on the island of Trinidad. The electricity produced by PowerGen is provided to the Trinidad and Tobago Electricity Commission, the state-owned transmission and distribution monopoly, which serves nearly 300,000 customers on the islands of Trinidad and Tobago and which holds a 51% interest in PowerGen. PowerGen has a power purchase agreement for approximately 820 MW of capacity and spinning reserve with the Trinidad and Tobago Electricity Commission, which expires in 2009 and is unconditionally guaranteed by the government of Trinidad and Tobago. The fuel is provided by the Trinidad and Tobago Electricity Commission.

  Jamaica Public Service Company Limited ("JPSCo")

     We own an 80% interest in JPSCo, a fully integrated electric utility on the island of Jamaica. JPSCo operates under a 20-year All-Island Electric License that expires in 2021 and is subject to monitoring and rate regulation by the Office of Utilities Regulation. JPSCo operates generation facilities and supplies energy to approximately 517,000 residential, commercial and industrial customers in Jamaica. The Company is regulated under a rate of return model at present with annual adjustments for inflation and foreign exchange movements. Starting with the next rate case in 2004, JPSCo will be regulated under a price cap model with rate cases held every five years.

  Curacao Utilities Company ("CUC")

     We own a 25.5% interest in the CUC project under construction at the Isla Refinery in Curacao, Netherlands Antilles. The 134 MW facility will provide electricity, steam, desalinated water and compressed air to the refinery, and up to 50 MW of electricity to the Curacao national grid. The facility is expected to be completed in the second quarter of 2003. We will operate and manage the facility through our wholly owned subsidiary, Curacao Utility Operating Company.

  Aqualectra

     We own a $40 million 16.75% convertible preferred equity interest in Aqualectra, an integrated water and electric company in Curacao, Netherlands Antilles. Aqualectra has electric generating capacity of 235 MW and drinking water production capability of 69,000 cubic meters per day. Aqualectra serves approximately 60,000 electricity customers and 62,000 water customers. Aqualectra has a call option and Mirant has a put option related to this investment. The options are exercisable by the earlier of three years from December 2001 or privatization and expire three years after this trigger date. Mirant can convert its preference shares to common shares during the vesting period.

REGULATORY ENVIRONMENT

  INTERNATIONAL REGULATION

     Our international operations are subject to regulation by various foreign governments and regulatory authorities. The laws and regulations that apply to each of our international projects are more fully discussed under the description of the particular project listed above.

  UNITED STATES PUBLIC UTILITY REGULATION

     The United States electric industry is subject to comprehensive regulation at the federal and state levels. Under the Federal Power Act ("FPA"), the Federal Energy Regulatory Commission ("FERC") has the exclusive jurisdiction over sales of electricity at wholesale and the transmission of electricity in interstate commerce. Except for those subsidiaries that either own a qualifying facility or that own generation or sell electricity wholly within the Electric Reliability Council of Texas ("ERCOT"), Mirant's subsidiaries that own generating facilities or sell electricity at wholesale in the United Sates are public utilities subject to the FERC's jurisdiction under the FPA and must file rates with the FERC applicable to their wholesale sales. The FERC has accepted for filing tariffs for the sale of energy and capacity at wholesale based on market-based rates for each of those Mirant subsidiaries. Some Mirant subsidiaries have also received authority from the FERC under the FPA to sell ancillary services at market-based rates. The majority of the output of our generation facilities in the United States is sold at market prices under market-rate authority granted by the FERC. Certain of our facilities, however, are subject to reliability- must-run ("RMR") agreements that under some circumstances dictate the price at which electricity is sold from such facilities. Our subsidiaries that are public utilities under the Federal Power Act are also subject to regulation by the FERC relating to accounting and reporting requirements, as well as oversight of mergers and acquisitions, securities issuances and dispositions of facilities.

     In granting authority to Mirant's subsidiaries to sell electricity at wholesale at market-based rates, the FERC has reserved the right to revoke or limit that market-based rate authority if the FERC subsequently determines that a Mirant subsidiary receiving such authority or any of its affiliates possesses excessive market power. If the FERC were to revoke the market-based rate authority of Mirant's subsidiaries, those subsidiaries would have to file, and obtain the FERC's approval of, cost-based rate schedules for all or some of their sales of electricity at wholesale.

     State or local authorities have historically overseen and regulated the distribution and sale of retail electricity to the ultimate end user. They have also had regulatory authority with respect to siting, permitting, and the construction of generating and transmission facilities. Where individual states have allowed for retail access, state and local authorities will normally establish the bidding rules for default service to customers who choose to remain with their regulated utility suppliers. As a result, our existing generation may be subject to a variety of state and local regulations regarding maintenance and expansion of our facilities and financing capital additions depending upon whether the law of the state in which such generation is located provides for state public service commission regulation of such activities by entities that produce electricity for sale at wholesale. Outside of ERCOT, the terms and conditions of wholesale power sales by Mirant's subsidiaries owning generation or selling power at wholesale are subject exclusively to FERC regulation under the FPA and to tariff requirements of such entities as regional transmission groups and independent system operators as authorized by the FERC under the FPA.

     We are not subject to the Public Utility Holding Company Act of 1935, as amended ("PUHCA") unless we acquire the securities of a public utility company or public utility assets that are not exempt as an exempt wholesale generator, foreign utility company or qualifying facility. Currently, all of Mirant's subsidiaries owning generation in the United States are exempt wholesale generators under the PUHCA and all of our subsidiaries owning generation outside the United States are either foreign utility companies or exempt wholesale generators. Our 50% owned nonconsolidated Birchwood Power Partners, L.P. ("Birchwood") facility is also a qualifying facility under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). As a qualifying facility, Birchwood is exempt from most provisions of the FPA and state laws relating to securities, rate and financial regulation. PURPA requires electric utilities (i) to purchase electricity generated by qualifying facilities at a price based on the utility's avoided cost of purchasing electricity or generating electricity itself, and (ii) to sell supplementary, back-up, maintenance and interruptible power to qualifying facilities on a just, reasonable and non-discriminatory basis. To qualify for qualifying facility status, the Birchwood facility must satisfy requirements regarding the production of useful thermal energy as well as limitations on the extent of ownership by utilities or utility affiliates.

     In emergency conditions, such as those that occurred in California in 2000 and 2001, our public utility operations may be subject to extraordinary and costly emergency service requirements. For example, the United States Department of Energy exercised its emergency authority between 2000 and 2001 to require interconnections and sales of power into the California market. Future orders of this nature may be issued with respect to any market in the event the Department of Energy deems emergency conditions to exist and could have a materially negative impact on our operations.

     Beginning in 1996 and continuing over the last several years, the FERC has issued transmission initiatives that require electric transmission services to be offered on an open-access basis unbundled from commodity sales. In December 1999, FERC issued Order No. 2000, which provided for the development of Regional Transmission Organizations ("RTO") to control the transmission facilities within a certain region. Compliance by transmission-owning utilities has been inconsistent and the order has been met with significant political resistance on the part of state public utility commissions and state governments in certain regions of the country. For example, recently, the Virginia legislature passed a law that bars American Electric Power ("AEP") or any other Virginia transmission owner from joining any regional grid until after June 2004.

     In addition, in July 2002 FERC initiated its Standard Market Design ("SMD") and Interconnection rule-making proceedings. FERC's intention under the SMD proceedings is to eliminate discrimination in transmission service, to standardize electricity market design nationally, and to strongly encourage the creation of RTOs. While the SMD is viewed as a positive step in the evolution of the wholesale electric market, there is significant opposition to SMD. We cannot predict at this time whether the SMD will be adopted as proposed or what changes will be implemented prior to adoption.

     While RTO participation by transmission-owning public utilities has been and is expected to continue to be voluntary, the majority of such public utilities have either joined or indicated that they will join the proposed RTO for their region. Currently there are approximately nine proposed RTO's covering the majority of the United States. In addition, large portions of the nation's transmission system are currently operated by an independent entity. In each of the following markets in which we own and operate generation facilities, the RTO's and Independent System Operators ("ISOs") in our areas of operation establish valid pricing and provide markets and thus liquidity. Large open markets with clear established rules are beneficial to mitigating and hedging against risk:

          Mid-Atlantic -- The Company's Mid-Atlantic assets sell power into the Pennsylvania-New Jersey-Maryland Interconnection ("PJM") market. PJM was certified by the FERC as an ISO in 1997, and as an RTO in December 2002. It is the nation's first fully functioning RTO. PJM's stated objectives are to ensure reliability of the bulk power transmission system and to facilitate an open, competitive wholesale electricity market. To achieve these objectives, PJM manages the PJM Open Access Transmission Tariff (the first power pool open access tariff approved by FERC), which provides comparable pricing and access to the transmission system. PJM operates the PJM Interchange Energy Market, which is the region's spot market (power exchange) for wholesale electricity. PJM also provides ancillary services for its transmission customers and performs transmission planning for the region. To account for transmission congestion and losses, energy prices in PJM are determined through a locational-based marginal pricing model and dispatch is on a security constrained least cost basis. PJM has been expanding its geographical boundaries to the south and west and has entered into negotiations with the MISO to establish a common and seamless market. This expansion was viewed favorably by the Company as it would extend the scope and footprint of the PJM market, which would increase the market size and liquidity of PJM. We cannot predict when PJM will be able to complete the expansion and improve the market in its region, or when or precisely how such expansion will impact our earnings. PJM protocols allow energy demand to respond to price changes under locational marginal pricing. Currently PJM has set a $1,000/MWh cap on prices for energy and a mitigation process in designated transmission constrained areas that provide for revenues that allow for recovery of incremental cost plus 10%. PJM's working groups and market monitor are reviewing other energy price mitigation measures. We cannot predict what other modifications to protocols PJM may develop or precisely how such protocols could impact our future earnings.

          In the Mid-Atlantic region, our Chalk Point power plant located in Prince George's County Maryland and our Morgantown Power Plant located in Charles County Maryland rely on an underground oil pipeline for delivery of number six fuel oil supply. Recently, the Maryland Public Service Commission staff considered, but did not act on, policies that could substantially restrict the operations of the pipeline. We cannot predict if such regulatory actions will be reconsidered in the future. However, since the cycling units at Chalk Point and the base load units at Morgantown are dual fuel capable, such a potential regulatory action would not fully halt operations, although it could potentially increase the cost of fuel oil delivery to operate the units.

          Northeast -- The Company's New York plants participate in a market controlled by the New York Independent System Operator ("NYISO"). The NYISO was formed to replace the New York Power Pool ("NYPP") structure in order to comply with FERC Orders 888 and 889. Under the FERC-approved structure for the New York markets, the NYISO coordinates the generation and transmission system and the interfaces with neighboring market control areas. The NYISO also provides statewide transmission service in New York under a single tariff. To account for transmission congestion and losses, energy prices are determined through a locational-based marginal pricing model similar to the existing structure in the PJM market and the new structure in New England. NYISO also administers a spot market for energy and markets for installed capacity, operating reserves and regulation. The Management Committee of the NYISO has recently endorsed a new methodology for capacity payments to generators, which is known as the Demand Curve. This methodology would provide an assured floor for existing capacity, and appropriate price signals to incent new construction when market conditions so dictate. The Demand Curve is currently before FERC for approval and we cannot predict when or if it will be approved by FERC. In New York, the FERC approved an Automated Mitigation Procedure ("AMP"), administered by the NYISO, which caps energy bid prices in circumstances where the bidder is perceived to have market power based on cost characteristics. When energy bids fail the AMP test (the specific rules which are used to define market power) they are replaced by reference bids (cost based energy prices without any allowance for scarcity value) on a locational basis and this new set of bids is used to determine the day-ahead prices and schedules. In an order issued in May 2002, the FERC modified and extended the AMP proposal indefinitely, until the NYISO implements the FERC's standard market design rules. We cannot provide assurance if or when the FERC will approve the Demand Curve proposal, or that the NYISO could not implement or revert to a more restrictive AMP such as the original AMP that was imposed prior to May 2002. In the event that a more restrictive AMP is imposed, our earnings could be adversely affected.

          Also in the Northeast, the Company's New England plants participate in a market controlled by the Independent System Operator of New England ("ISO-NE"). In the ISO-NE markets, NEPOOL is the voluntary association of electric utilities and other market participants in Massachusetts, Connecticut, Maine, New Hampshire, Rhode Island, and Vermont that has existed for more than 25 years. NEPOOL is the body that makes the rules that govern the ISO-NE's operation of transmission systems and administration and settlement of the wholesale electric energy, capacity, and ancillary services markets for most of the New England region. In New England, price mitigation is imposed in Designated Congestion Areas ("DCA") that have transmission constrained areas. New England utilizes a "Combustion Turbine Proxy" approach to simulate a new entrant price for mitigation in the DCA. The ISO-NE Board initiated a new regional revision of standard market design on March 1, 2003. The move replaced a single New England-wide wholesale market with eight regional markets, three in Massachusetts and five others covering each New England state. The new system is intended to let market prices determine where new power plants and transmission lines are most needed. The new design is being opposed by the attorney generals of both Massachusetts and Connecticut who are concerned about the removal of subsidies paid by rural New Englanders and the subsequent increase in prices in the metropolitan Boston area and in Fairfield County, Connecticut.

     As with all Northeast markets, the ISO-NE has committees of market participants collaboratively working to improve market rules. We cannot predict which rules may be changed or what the impact on our earnings could be if market rules were modified and approved by both the ISO-NE board and FERC.

          Mid-Continent -- The Company's Mid-Continent business unit covers the Mid-west and Southeast markets and the ERCOT market in Texas. The Company's Mid-west plants participate in a market controlled by the MISO. MISO is the nation's first voluntary non-profit RTO and was approved by the FERC on December 20, 2001. Beginning in March of 2004, MISO will enter a new phase of market design similar to the successful markets in PJM. The market features locational marginal pricing for energy and associated financial transmission rights for market participants to manage their locational energy risk. In addition, the market includes both a day-ahead, financial settlement of the energy market, as well as a real-time settlement of physical supply and demand. With the implementation of its market design, the MISO will also have mitigation rules similar to those in place in New York utilizing an AMP type process. The MISO and PJM are in the process of developing a joint and common wholesale energy market with a three-stage implementation process that should have the entire MISO/PJM footprint under a common wholesale market by May 2005. The final market structure for the MISO remains unsettled. MISO and the Southwestern Power Pool ("SPP") had planned to merge regions to expand their scope and achieve operating synergies, but recently announced that they would not merge into a single market. We cannot predict when the final market structure in the Mid-West will be resolved or what the ultimate impact on our earnings until the market design is submitted to and approved by the FERC.

          The Company's Texas plants participate in a market controlled by the ERCOT, which manages a major portion of the state's electric power grid. ERCOT oversees the transactions associated with the newly restructured electric market and protects the overall reliability of the grid. ERCOT represents a bulk electric system located totally within the state of Texas. ERCOT is the only RTO that covers both the wholesale and retail market operations. ERCOT is regulated by the Public Utility Commission of Texas ("PUCT"). Market monitoring is done within ERCOT by the PUCT. Mitigation measures include a $1000 price cap on bids for sale of energy and RMR type contracts for congested areas. To improve congestion on the local grid, the PUCT of Texas has recently established a Rulemaking Proceeding on Wholesale Market Design Issues that will focus on adding a nodal congestion management mechanism similar to PJM and a day-ahead market. The company believes this change to be a positive one for the wholesale market in ERCOT. The proceeding is expected to be completed and revised market design in place by 2005. As with other evolving market structures we cannot provide assurance when the enhancements will be completed and implemented nor what the impact on our earnings will be in the ERCOT market.

          In the Southeast there are two proposed RTO's, GridFlorida and SeTrans. Neither of these RTO's are yet functioning. We currently sell electric energy and capacity from our facilities in these markets under bilateral contracts that contain terms and conditions that are not standardized and that have been negotiated on an individual basis. Customers who participate in power transactions in this region include investor-owned, fully integrated utilities, municipalities and electric cooperatives.

          West -- California accounts for roughly 40% of the energy consumption in the Western Interconnection. Approximately 75% of the California's demand is served from facilities, including Mirant's facilities, under the administration of the California Independent System Operator ("CAISO"). The CAISO performs control area functions, schedules transmission assets for usage, arranges for necessary ancillary services on a day-ahead basis, and administers a real-time balancing energy market.

          The majority of our assets in California are subject to RMR agreements with the CAISO. These agreements require certain of Mirant's subsidiaries, under certain conditions, to run the acquired generation assets at the request of the CAISO in order to support the reliability of the California electric transmission system. Under the RMR agreements, Mirant recovers either a portion

     (Condition 1) or all (Condition 2) of the annual fixed revenue requirement (the "Annual Requirement") of the generation assets through fixed charges to the CAISO. If Mirant's California generation assets subject to RMR agreements are under Condition 1, then Mirant depends on revenues from sales of the output of the units at market prices to recover the remainder. The Annual Requirement is subject to the FERC's review and approval. See
     Note 15 to our consolidated financial statements for discussion concerning the Company's RMR litigation regarding the Annual Requirement.

          Under the FERC approved CAISO comprehensive market design, also known as MD02, the CAISO imposes a $250/MWh cap on prices for energy and ancillary services, implements an AMP similar to that in place in the NYISO, and requires owners of non-hydroelectric generation in California, such as Mirant, to offer power in the CAISO's spot markets to the extent the output is not scheduled for delivery in the hour. For the remainder of Mirant's units located outside of California, but within the Western Interconnection, there is no single entity responsible for a centralized bid-based clearing market. The primary markets in the West today are bilateral and adhere to the reliability standards of the Western Electricity Coordinating Council ("WECC"). The WECC is the regional reliability organization responsible for development and enforcement of rules to ensure the security of the bulk power electric systems in the western United States. The purpose of these rules is to ensure system stability and reliability. The WECC region is divided into four sub-regions: California, NWPA (Northwest Power Area), DSW (Desert Southwest), and RMPA (Rocky Mountain Power Area). Although the Company is an active participant in all the developing western markets, we cannot predict when the final revisions and modifications will be complete, or when market designs will gain the necessary regional and national approvals. We therefore cannot predict if the outcomes will have a positive or negative impact on future earnings from our Western assets.

  FEDERAL AND STATE LEGISLATION

     Congress is currently considering legislation to modify federal laws affecting the electric industry. Certain provisions in the bills under consideration could effect FERC jurisdiction over interstate transmission. Additional provisions in the bills under consideration propose to repeal or modify both PURPA and the PUHCA. As with other bills before the Congress we cannot predict the outcome or the impact on our business.

     In addition, various states have either enacted or are considering legislation designed to deregulate the production and sale of electricity in order to provide for the further development of a competitive wholesale and/or retail marketplace. Although the legislation and regulatory initiatives vary, common themes include the availability of market pricing, retail customer choice, recovery of stranded costs and separation of generation assets from transmission, distribution and other assets. The impetus for enacting state driven legislation to deregulate the sale of electricity within individual states has slowed significantly over the last few years. Proposed reforms to state-mandated deregulatory measures have also included the repeal of measures implementing retail competition, although the state of California is the only jurisdiction in which such a proposal is active. Reforms of this type would have a negative impact on the competitive wholesale electricity market and could adversely impact our earnings.

  ENVIRONMENTAL REGULATION

     Our projects, facilities, and operations are subject to extensive federal, state, local and foreign laws and regulations relating to environmental protection and human health, including air quality, water quality, waste management, and natural resources protection. Our compliance with these environmental laws and regulations necessitates significant capital and operating expenditures, including costs associated with monitoring, pollution control equipment and mitigation of other environmental impacts, emission fees, reporting, and permitting at our various operating facilities. Our expenditures, while not prohibitive in the past, are anticipated to increase in the future along with the increase in stricter standards, greater regulation, and more extensive permitting requirements. We cannot provide assurance that future compliance with these environmental requirements will not have a material adverse effect on our operations or financial condition.

     The environmental laws and regulations in the United States illustrate the comprehensive environmental requirements that govern our operations. Our most significant environmental requirements in the United States arise under the federal Clean Air Act and similar state laws. Under the Clean Air Act, we are required to comply with a broad range of requirements and restrictions concerning air emissions, operating practices and pollution control equipment. Several of our facilities are located in or near metropolitan areas, such as New York City, Boston, and San Francisco, which are classified by the United States Environmental Protection Agency ("EPA") as not achieving federal ambient air quality standards. This regulatory classification of these areas subjects our operations to more stringent air regulation requirements.

     In the future, we anticipate increased regulation of our facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA and several states in which we operate are in the process of enacting more stringent air quality regulatory requirements.

     For example, the EPA recently promulgated new regulations (known as the "Section 126 Rule" and "NOx SIP Call") which establish emission caps for nitrogen oxide ("NOx") emissions from electric generating units in most of the eastern states that will be implemented beginning May 2004. Under either rule, a plant receives an allocation of NOx emission allowances, and if a plant exceeds its allocated allowances, the plant must purchase additional, unused allowances from other regulated plants or reduce emissions, which could require the installation of emission controls. Our plants in Maryland, New York and Massachusetts are already subject to a similar state and regional NOx emission cap program, which will become a part of the EPA NOx cap program. Some of our plants in these states are required to purchase additional NOx allowances to cover their emissions and maintain compliance. The cost of these allowances is expected to increase in future years and may result in some of our plants reducing NOx emissions through additional controls, the cost of which could be significant but would be offset in part by the avoided cost of purchasing NOx allowances to operate the plant.

     The EPA is also developing regulations to govern mercury emissions from power plants, which are scheduled to be finalized in 2004 and go into effect in 2007. These mercury regulations are likely to require significant emission reductions from coal-fired power plants in particular. Also, during the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards and will address regional haze visibility issues, which will result in new regulations that will likely require more emission reductions from power plants, along with other emission sources such as vehicles. These future regulations will increase compliance costs for our operations and will likely require emission reductions from some of our power plants, which could necessitate significant expenditures on emission controls or have other impacts on operations. However, these rulemakings are at a preliminary stage, and we cannot opine at this time on specific impacts or whether the regulations will have a material adverse effect on our financial condition, cash flows and results of operations.

     Various states where we do business also have other air quality laws and regulations with increasingly stringent limitations and requirements that will become applicable in future years to our plants and operations. We expect to incur additional compliance costs as a result of these additional state requirements, which could include significant expenditures on emission controls or have other impacts on our operations.

     For example, the Commonwealth of Massachusetts has finalized regulations to further reduce nitrogen oxide and sulfur dioxide emissions from certain power plants and to regulate carbon dioxide emissions for the first time. These regulations, which become effective in the 2004-2008 timeframe, will apply to our oil-fired Canal plant in the state and will increase our operating costs and could necessitate the installation of additional emission control technology.

     Also, the San Francisco Bay Area where we own power plants has increasingly more stringent NOx emission standards which will become applicable to our plants in the coming years, culminating in 2005.

We will continue to apply our NOx implementation plan for these plants, which includes the installation of emission controls as well as the gradual curtailment and phasing out of some of our higher NOx emitting units.

     Additionally, on March 26, 2003, the State of New York has approved air regulations that significantly reduce NOx and sulfur dioxide ("SO(2)") emissions from power plants through a year round state emissions cap and allowance trading program, which will become effective during the 2004-2008 timeframe. This regulation will necessitate that we act on one, or a combination, of the following options: install emission controls at some of our units to reduce emissions, purchase additional state NOx and SO(2) allowances under the regulatory program or reduce the number of hours that units operate. We expect to incur additional compliance costs as a result of these additional state requirements, which could include significant expenditures on emission controls or have other impacts on our operations.

     These are illustrative but not a complete discussion of the additional federal and state air quality laws and regulations which we expect to become applicable to our plants and operations in the coming years. We will continue to evaluate these requirements and develop compliance plans that ensure we appropriately manage the costs and impacts and provide for prudent capital expenditures.

     In 1999, the United States Department of Justice ("DOJ") commenced litigation against seven electric utilities for alleged violations of the new source review regulations promulgated under the Clean Air Act ("NSR"), and the EPA also issued an administrative order to the Tennessee Valley Authority alleging similar violations at seven of its coal-fired power plants. Since then, the EPA has added additional power generators to the litigation, and the EPA has also issued administrative notices of violation alleging similar violations at other coal-fired power plants. These enforcement actions concern maintenance, repair and replacement work at power plants that the EPA alleges violated permitting and other requirements under the NSR law, which, among other things, could require the installation of emission controls at a significant cost. The power generation industry disagrees with the EPA's positions in the lawsuits. Trials in certain of the cases are scheduled to occur in 2003. To date, no lawsuits or administrative actions alleging similar violations have been brought by the EPA against us, our subsidiaries or any of our power plants, but the EPA has requested information concerning some of our Mid-Atlantic business unit plants covering a time period that predates our ownership. Also, the State of New York has issued a notice of violation to the previous owner of our Lovett plant alleging similar violations from operations that predate our ownership. For more information about these matters, see "Legal Proceedings." We cannot provide assurance that lawsuits or other administrative actions against our power plants under NSR will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and could have a material adverse effect on our financial condition, results of operations or cash flows.

     There are several other environmental laws in the United States, in addition to air quality laws, which also affect our operations. For example, we are required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Our wastewater discharges are permitted under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to increase and impose additional and more stringent requirements or limitations in the future. For example, the EPA has issued a new rule that imposes more stringent standards on the cooling water intakes for new plants and has proposed a similar regulation for intakes on existing plants. We expect to incur additional compliance costs if this proposed water regulation is adopted; however, based on the currently proposed regulation, we do not expect these costs to be material.

     Our facilities are also subject to several waste management laws and regulations in the United States. The Resource Conservation and Recycling Act sets forth very comprehensive requirements for handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from our facilities. The EPA may develop new regulations that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change our current waste management practices at some facilities and incur additional costs for increased waste management requirements.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted state superfund statutes. We do not expect any corrective actions to require significant expenditures.

     Some of our international operations are subject to comprehensive environmental regulation similar to that in the United States, and these regulations are expected to become more stringent in the future. For example, as discussed in the regulatory discussion for our business in the Philippines, the government in the Philippines enacted comprehensive clean air act legislation which governs power plants and other sources. Additionally, other countries in which we have operations, such as Trinidad, have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management.

     Over the past several years, federal, state and foreign governments and international organizations have debated the issue of global climate change and policies of whether to regulate greenhouse gases ("GHGs"), one of which is carbon dioxide emitted from the combustion of fossil fuels by sources such as vehicles and power plants. Recently, the European Union and certain other developed countries ratified the Kyoto Protocol, an international treaty regulating GHGs, which makes the implementation of the treaty in certain countries more likely. The current United States Administration is opposed to the treaty, and the United States has not ratified and is not expected to ratify the treaty. Therefore, the United States would not be bound by the treaty if it goes into effect in the future in countries that have ratified it. None of the countries in which we presently own or operate power plants would have any binding obligations under the treaty, if it does go into effect in the future in the countries that have ratified it, and none presently have enacted any law or regulation governing GHGs emissions from power plants. However, we cannot provide assurances that no such law or regulation would be enacted in the future in a country in which we own or operate power plants, and in such event the impact on our business would be uncertain but could be material.

     We believe we are in compliance in all material respects with applicable environmental laws. While we believe our operations and facilities comply with applicable environmental laws and regulations, we cannot provide assurances that additional costs will not be incurred as a result of new interpretations or applications of existing laws and regulations.

EMPLOYEES

     At December 31, 2002, our corporate offices and majority owned or controlled subsidiaries employed approximately 7,000 persons. This number includes approximately 1,100 employees in the corporate and North American headquarters in Atlanta and approximately 5,900 employees at operating facilities. Approximately 1,000 of our domestic employees are subject to collective bargaining agreements with one of the following unions: International Brotherhood of Electrical Workers, Utilities Workers of America or United Steel Workers. Approximately 2,100 of our employees in international business units belong to unions. These unions include:

     - the Managers' Association, the Union of Technical Administrative and Supervisory Personnel, the National Workers' Union and the Bustamante Industrial Trade Union in Jamaica; and

     - Bahamas Industrial Engineers, Managerial and Supervisory Union and the Commonwealth Electrical Workers Union in the Bahamas.

     We are currently negotiating new labor agreements at JPSCo, Trinidad, New York and Mid-Atlantic. At each location, we hope to reach a new labor contract with each of its existing unions. However, there is a substantial risk that new labor agreements will not be reached without a strike or other form of adverse collective action by one or more of our unions. If a strike were to occur, there is a risk that such action would significantly disrupt our ability to produce and/or distribute energy.

     To mitigate and reduce the risk of disruption as described above, we have engaged in contingency planning for continuation of our generation and/or distribution activities to the extent possible during an adverse collective action by one or more of our unions. Additionally, if our non-unionized workforce moved toward unionization, we could be materially impacted through increased employee costs, work stoppages or both.

ITEM 2.  PROPERTIES

     The following properties were owned or controlled through operating agreements as of December 31, 2002.

                                                                            CONTROLLED, OWNED AND OPERATED
                                                            MIRANT'S %    ----------------------------------
                                                            LEASEHOLD/               NET EQUITY
                                                             OWNERSHIP    TOTAL    INTEREST/LEASE   OPERATED
POWER GENERATION BUSINESS    LOCATION       PRIMARY FUEL    INTEREST(1)   MW(2)    IN TOTAL MW(2)    MW(2)
-------------------------  -------------  ----------------  -----------   ------   --------------   --------
NORTH AMERICA
WEST REGION:
Mirant California(12)..    California     Natural Gas           100%      2,942         2,942         2,942
Apex...................    Nevada         Natural Gas           100          --            --            --
Longview Mint Farm.....    Washington     Natural Gas           100          --            --            --
Coyote Springs.........    Oregon         Natural Gas            50          --            --            --
                                                                          ------       ------        ------
  Subtotal.............                                                   2,942         2,942         2,942
                                                                          ------       ------        ------
EAST REGION:
Mirant New York........    New York       Natural               100       1,659         1,659         1,659
                                          Gas/Hydro/Coal/Oil
Mirant New England(4)...   Massachusetts  Natural Gas/Oil       100       2,011         1,406         1,397
Birchwood..............    Virginia       Coal                   50         238           119           238
Neenah(5)..............    Wisconsin      Natural Gas           100         307           307           307
Mirant Zeeland.........    Michigan       Natural Gas           100         808           808           808
Wyandotte..............    Michigan       Natural Gas           100          --            --            --
Mirant Mid-Atlantic(6)..   Maryland/Virginia Coal/Oil/          100       5,988         5,988         6,062
                                          Natural Gas
Mirant Wichita Falls...    Texas          Natural Gas           100          77            77            77
Mirant Texas...........    Texas          Natural Gas           100         538           538           538
Wrightsville...........    Arkansas       Natural Gas            51         587           294            --
Brazos.................    Texas          Oil/Natural Gas        (8)      2,000         2,000            --
Sugar Creek............    Indiana        Natural Gas           100         318           318           318
West Georgia...........    Georgia        Natural Gas/Oil       100         615           615            --
Perryville.............    Louisiana      Natural Gas            (8)        718           718            --
Shady Hills............    Florida        Natural Gas           100         474           474            --
                                                                          ------       ------        ------
  Subtotal.............                                                   16,338       15,321        11,404
                                                                          ------       ------        ------
North America Total....                                                   19,280       18,263        14,346
                                                                          ------       ------        ------
INTERNATIONAL
ASIA-PACIFIC:
Sual...................    Philippines    Coal                 91.9       1,218         1,120         1,218
Pagbilao(9)............    Philippines    Coal                 87.2         735           641           735
Navotas I(10)..........    Philippines    Oil                   100         190           190           190
Navotas II.............    Philippines    Oil                   100          95            95            95
Mindoro................    Philippines    Diesel                100           7             7             7
Ilijan.................    Philippines    Natural Gas            20       1,251           250            --
Bulacan................    Philippines    Diesel                100           7             7             7
Sangi..................    Philippines    Coal                  100          75            75            75
Carmen.................    Philippines    Diesel                100          37            37            37

                              UNDER DEVELOPMENT
                           ------------------------
                                          EXPECTED
                           NET EQUITY     DATE OF
                           INTEREST IN   COMMERCIAL
POWER GENERATION BUSINESS  TOTAL MW(1)   OPERATION
-------------------------  -----------   ----------
NORTH AMERICA
WEST REGION:
Mirant California(12)..         580         2006(3)
Apex...................         533         2003
Longview Mint Farm.....         298             (7)
Coyote Springs.........         133         2003
                              -----
  Subtotal.............       1,544
                              -----
EAST REGION:
Mirant New York........         750         2008(3)

Mirant New England(4)...         --           --
Birchwood..............          --           --
Neenah(5)..............          --           --
Mirant Zeeland.........
Wyandotte..............         560         2007(3)
Mirant Mid-Atlantic(6)..         --           --

Mirant Wichita Falls...          --           --
Mirant Texas...........          --           --
Wrightsville...........          --           --
Brazos.................          --           --
Sugar Creek............         259         2003
West Georgia...........          --           --
Perryville.............          --           --
Shady Hills............          --           --
                              -----
  Subtotal.............       1,569
                              -----
North America Total....       3,113
                              -----
INTERNATIONAL
ASIA-PACIFIC:
Sual...................          --           --
Pagbilao(9)............          --           --
Navotas I(10)..........          --           --
Navotas II.............          --           --
Mindoro................          --           --
Ilijan.................          --           --
Bulacan................          --           --
Sangi..................          --           --
Carmen.................          --           --


                                                                            CONTROLLED, OWNED AND OPERATED
                                                            MIRANT'S %    ----------------------------------
                                                            LEASEHOLD/               NET EQUITY
                                                             OWNERSHIP    TOTAL    INTEREST/LEASE   OPERATED
POWER GENERATION BUSINESS    LOCATION       PRIMARY FUEL    INTEREST(1)   MW(2)    IN TOTAL MW(2)    MW(2)
-------------------------  -------------  ----------------  -----------   ------   --------------   --------
Guam(11)...............    Guam Island    Oil                   100          50            50            50
                                                                          ------       ------        ------
  Subtotal.............                                                   3,665         2,472         2,414
                                                                          ------       ------        ------
CARIBBEAN:
Grand Bahama Power.....    Bahamas        Oil                  55.4         136            75           136
PowerGen...............    Trinidad &     Natural Gas            39       1,159           452         1,159
                           Tobago
JPSCo..................    Jamaica        Oil/Hydro              80         743           595           585
CUC....................    Netherlands    Pitch/Natural        25.5          --            --            --
                           Antilles       Gas
                                                                          ------       ------        ------
  Subtotal.............                                                   2,038         1,122         1,880
                                                                          ------       ------        ------
International Total....                                                   5,703         3,594         4,294
                                                                          ------       ------        ------
TOTAL..................                                                   24,983       21,857        18,640
                                                                          ======       ======        ======

                              UNDER DEVELOPMENT
                           ------------------------
                                          EXPECTED
                           NET EQUITY     DATE OF
                           INTEREST IN   COMMERCIAL
POWER GENERATION BUSINESS  TOTAL MW(1)   OPERATION
-------------------------  -----------   ----------
Guam(11)...............          --           --
                              -----
  Subtotal.............          --
                              -----
CARIBBEAN:
Grand Bahama Power.....          --           --
PowerGen...............          --           --
JPSCo..................          30         2003
CUC....................          34         2003
                              -----
  Subtotal.............          64
                              -----
International Total....          64
                              -----
TOTAL..................       3,177
                              =====

                                                                           OWNERSHIP     CUSTOMERS/
DISTRIBUTION BUSINESS                                          LOCATION    INTEREST      END-USERS
---------------------                                         -----------  ---------   --------------
                                                                                       (IN THOUSANDS)
Grand Bahama Power..........................................  Bahamas        55.4%           18
JPSCo.......................................................  Jamaica          80           517
Visayan Electric Company Inc................................  Philippines     8.9           245
                                                                                            ---
         Total..............................................                                780
                                                                                            ===

---------------

 (1) Amounts reflect Mirant's percent economic interest in the total MW.

 (2) MW amounts reflect net dependable capacity.

 (3) Substantially all of these development projects have been suspended.

 (4) Total MW reflects a 1.4% ownership interest, or 9 MW, in the 614 MW Wyman plant.

 (5) The Neenah facility was sold in January 2003.

 (6) Amount includes 732 MW of controlled capacity under the Potomac Electric Power Company ("PEPCO") power purchase agreements.

 (7) This project has been suspended indefinitely.

 (8) Mirant has tolling agreements for net dependable capacity. See Note 16 to our consolidated financial statements for additional information related to the agreements with Brazos and Perryville.

 (9) Mirant acquired an additional 4.26% ownership interest in the Pagbilao project in the first quarter of 2003, bringing our ownership interest to 91.5%.

(10) In March 2003, the energy conversion agreement related to Navotas 1 expired and the plant and equipment were transferred back to NPC.

(11) The Guam facility was sold in April 2003.

(12) In a letter dated April 24, 2003, Mirant informed the CAISO of its intent to permanently retire from service the generating units commonly known as Pittsburg Units 1, 2, 3 and 4 (595 MW) as of October 1, 2003. None of these units are subject to RMR Agreements.

     The Company also owns an oil pipeline, which is approximately 51.5 miles long and serves the Chalk Point and Morgantown generating facilities.

ITEM 3.  LEGAL PROCEEDINGS

     With respect to each of the following matters, the Company cannot currently determine the outcome of the proceedings or the amounts of any potential losses from such proceedings.

     Provision for California Contingencies: Mirant is subject to a variety of lawsuits and regulatory proceedings related to its activities in California and the western power markets and the high prices for wholesale electricity and natural gas experienced in the western markets during 2000 and 2001. As described below in Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets, Western Power Markets Price Mitigation and Refund Proceedings, California Attorney General Litigation, California Rate Payer Litigation, Oregon Rate Payer Litigation, and Washington Rate Payer Litigation and as set forth in Note 15 to our consolidated financial statements, various regulatory proceedings and lawsuits have been filed or initiated by the FERC, the California attorney general and various states' rate payers with the FERC and in state and federal courts. In addition, civil and criminal investigations have been initiated by the Department of Justice, the General Accounting Office, the FERC and various states' attorneys general, as described below in Western Power Markets Investigations, relating to Mirant's operations in California and the western power markets. The Company has made a provision of approximately $295 million for losses related to the Company's operations in California and the western power markets during 2000 and 2001.

     Western Power Markets Investigations: Several governmental entities have launched investigations into the western power markets, including activities by Mirant and several of its wholly owned subsidiaries. Those governmental entities include the FERC, the United States Department of Justice, the California Public Utilities Commission ("CPUC"), the California Senate, the California State Auditor, California's Electricity Oversight Board ("EOB"), the General Accounting Office of the United States Congress, the San Joaquin District Attorney and the Attorney General's offices of the States of Washington, Oregon and California. These investigations, some of which are civil and some criminal, have resulted in the issuance of civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories directed to several of Mirant's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000. Each of these civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories, as well as the plant visits, could impose significant compliance costs on Mirant or its subsidiaries.

     Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. Information from this investigation could be used in any existing or future complaints before the FERC relevant to the matters being investigated, including the proceedings described below in Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets and Western Power Markets Price Mitigation and Refund Proceedings. On August 13, 2002, the FERC Staff issued an initial report describing its investigation of the effect on spot electric prices in the West of trading strategies employed by Enron Corporation and its affiliates ("Enron") and other entities but stating it could not quantify the exact economic impact. The report recommended that the natural gas indices used for purposes of calculating potential refunds in the California refund cases described below in Western Power Markets Price Mitigation and Refund Proceedings be replaced with indices at a different location plus a transportation component.

     In September 2002, the CPUC issued a report that purported to show that on days in the Fall of 2000 through the Spring of 2001 during which the CAISO had to declare a system emergency requiring interruption of interruptible load or imposition of rolling blackouts, Mirant and four other out of state owners of generation assets in California had generating capacity that either was not operated or was out of service due to an outage and that could have avoided the problem if operated. The report identified two specific days on which Mirant allegedly had capacity available that was not used or that was on outage and that if operated could have avoided the system emergency. Mirant has responded to the report pointing out a number of material inaccuracies and errors that it believes cause the CPUC's conclusions to be wrong with respect to Mirant. In January 2003, the CPUC staff issued a supplemental report in which it again concluded that Mirant and the other four generators did not provide energy when it was available during the period reviewed.

     In November 2002, Mirant received a subpoena from the Department of Justice, acting through the United States Attorney's office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requests information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant intends to cooperate fully with the United States Attorney's office in this investigation.

     On March 26, 2003, the FERC Staff issued its final report regarding its investigation into whether and, if so, the extent to which California and Western energy markets were manipulated during 2000 and 2001. Although the staff reaffirmed the FERC's conclusion set forth in its December 15, 2000 order that significant supply shortfalls and a fatally flawed market design were the root causes of the problems that occurred in the California wholesale electricity market in 2000 and 2001, it also found that significant market manipulation had occurred in both the gas and electricity markets. In addition to its finding that significant manipulation had occurred in the wholesale gas markets, the staff found that the gas price indices published by various trade publications were unreliable due to widespread falsification of the transactional information reported to such trade press. Based on those findings, the staff recommended again that the FERC not use gas prices from published price indices in calculating the market mitigated prices to be used in calculating refund amounts in the California refund proceedings. Mirant cannot at this time predict what effect, if any, such misreporting of information to the trade press will have upon transactions to which a Mirant entity is a party that utilize such published spot price data as part of the price terms.

     The staff further concluded that trading strategies of the type portrayed in the Enron memos released by the FERC in May 2002 violated provisions of the CAISO and the California Power Exchange Corporation ("PX") tariffs that prohibited gaming. It identified Mirant as being one of a number of entities that had engaged in one or more of those practices. The FERC Staff also found that bidding generation resources to the PX and CAISO at prices unrelated to costs constituted economic withholding and violated the antigaming provisions of the CAISO and PX tariffs. Mirant was one of the entities identified as engaging in that bidding practice.

     In its final report, the staff also concluded that the artificially high short-term prices that had resulted from the various instances of market manipulation identified in its report had affected forward power prices reflected in longer term contracts negotiated during the period from January 1, 2001 through June 21, 2001, particularly such contracts having a term of one to two years. Finally, the staff recommended that the FERC remand the proceeding addressing whether unjust and unreasonable charges had occurred in spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001 to the administrative law judge ("ALJ") for further proceedings in light of the findings of market manipulation made by the staff in its final report.

     On March 26, 2003, the FERC Staff also issued a separate report addressing the allegations of physical withholding by Mirant and four other out of state owners of generation assets in California made by the CPUC in its report issued in September 2002. The staff concluded that the CPUC's contention that thirty-eight service interruptions could have been avoided had those five generators produced all of their available power was not supported by the evidence. The FERC Staff found that the CPUC's calculation of available power was incomplete and greatly overstated the amount of available power that was not generated. The staff also indicated, however, that the FERC was continuing to investigate whether withholding by generators had occurred during 2000 and 2001.

     Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets: On March 26, 2003, the FERC stated at its meeting that it would consider issuing show cause orders to those entities that the FERC Staff report issued on March 26, 2003 (described above in Western Power Markets Investigations) indicated may have engaged in one or more of the trading strategies of the type portrayed in the Enron memos released by the FERC in May 2002, which would include Mirant. The show cause order, if issued, could require Mirant to demonstrate why it should not have to disgorge any profits obtained from such practices in the California market from January 1, 2000 through June 20, 2001. The FERC further stated that it would consider issuing additional show cause orders to those entities, including Mirant, that the staff report identified as having bid generation resources to the PX and CAISO at prices unrelated to costs. That show cause order, if issued, could require Mirant to demonstrate why its bidding behavior in the PX and CAISO markets from May 1, 2000 through October 1, 2000 did not constitute a violation of the CAISO and PX tariffs and why it should not be required to disgorge any profits resulting from such bidding practices.

     Western Power Markets Price Mitigation and Refund Proceedings: On July 25, 2001, the FERC issued an order setting out a methodology to be used to determine the mitigated market clearing prices for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. The order required hearings before an ALJ to determine the amount of any refunds resulting from the use of such mitigated market prices as well as amounts owed to sellers by the CAISO and the PX that had not been paid. Parties have appealed the FERC's July 25, 2001 order to the United States Court of Appeals for the Ninth Circuit, seeking review of various issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include sales made to the California Department of Water Resources ("DWR"). Any such expansion of the refund period or the types of sales of electricity potentially subject to refund could significantly increase Mirant's refund exposure in this proceeding.

     On December 12, 2002, the ALJ issued an initial decision providing for a method to implement the FERC's mitigated market clearing price methodology set forth in its July 25, 2001 order and a preliminary determination of what refunds would be owed under that methodology. In addition, the ALJ determined the preliminary amounts currently owed to each supplier in the proceeding. The ALJ determined that the initial amounts owed to Mirant from the CAISO and the PX totaled approximately $292 million and that Mirant owed the CAISO and the PX refunds totaling approximately $170 million. The ALJ recommended that any refunds owed by a supplier to the CAISO and the PX should be offset against any outstanding amounts owed to that supplier by the CAISO and the PX. Under this approach, Mirant would be owed net amounts totaling approximately $122 million from the CAISO and the PX. The ALJ stressed that the monetary amounts were not final since they did not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. An errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to Mirant and other sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant by the PX, and the net amount owed Mirant by the CAISO and the PX after taking into account the proposed refunds, would increase by approximately $37 million.

     On March 3, 2003, the California Attorney General, the California Electricity Oversight Board, the CPUC, Pacific Gas and Electric, and Southern California Edison Company (the "California Parties") filed submittals with the FERC in the California refund proceeding alleging that owners of generating facilities in California and energy marketers, including Mirant entities, had engaged in extensive manipulation of the California wholesale electricity market during 2000 and 2001. With respect to the Mirant entities, the California Parties asserted that Mirant entities had engaged in a variety of practices alleged to be improper, including withholding power either by not operating generating facilities when they could be operated or by offering the power from such facilities at prices in excess of the Mirant entities' marginal cost and engaging in various Enron-type trading strategies. The California Parties argued that the alleged market manipulation by the generators and marketers warranted the FERC applying its mitigated market prices to require refunds beyond just transactions done through the CAISO and PX in the period from October 2, 2000 through June 20, 2001. They asserted that the FERC should expand the transactions subject to the refund proceeding to include short-term and long-term bilateral transactions entered into by the DWR that were not conducted through the CAISO and PX and should begin the refund period as of January 1, 2000 rather than October 2, 2000. Expansion of the scope of the transactions subject to refund in the manner sought by the California Parties could materially affect the amount of any refunds that

Mirant might be determined to owe and any such additional refunds could negatively impact the Company's consolidated financial position, results of operations or cash flows. On March 20, 2003, Mirant filed reply comments denying that it had engaged in any conduct that violated the Federal Power Act or any tariff provision applicable to its transactions in California. Mirant stated that the purported evidence presented by the California Parties did not support the allegations that Mirant had engaged in market manipulation, had violated the Federal Power Act or had not complied with any applicable tariff or order of the FERC.

     On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant and therefore to reduce the net amount that would remain owed to Mirant from the CAISO and PX after taking into account any refunds. Based solely on the staff's formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant by the CAISO and PX to approximately $49 million. The FERC will allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant intends to demonstrate to the FERC that its actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which, if accepted, would significantly decrease the $110 million and increase the resulting net amount owed to Mirant, although the amount of such potential decrease and the resulting net amount owed to Mirant cannot at this time be determined. In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed above in Western Power Markets Investigations and Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies and such remedies could apply to conduct both prior to and during the refund period. Various parties, including the California Parties, have filed motions with the FERC seeking rehearing of the FERC's March 26, 2003 order. The amount owed to Mirant from either the CAISO or the PX, the amount of any refund that Mirant might be determined to owe to the CAISO or the PX, and whether Mirant may have any refund obligation to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

     In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the California parties (consisting of the California Attorney General, the CPUC and the EOB) filed to recover certain refunds from parties, including one of Mirant's subsidiaries, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant and its subsidiaries totaled approximately $90 million. A FERC ALJ concluded a preliminary evidentiary hearing related to possible refunds for power sales in the Pacific Northwest. In a preliminary ruling issued September 24, 2001, the ALJ indicated that she would order no refunds because the complainants had failed to prove any exercise of market power or that any prices were unjust or unreasonable. The FERC may accept, reject, or modify this preliminary ruling and the FERC's decision may itself be appealed. On May 13, 2002 and May 24, 2002, the City of Tacoma, Washington and the City of Seattle, Washington, respectively, filed to reopen the evidentiary record in this proceeding as a result of the contents of three internal Enron Power Marketing, Inc. memoranda that had been obtained and publicly released by the FERC as part of its continuing investigation. On December 19, 2002, the FERC granted in part the motion to reopen the record, allowing parties the opportunity to conduct additional discovery through February 28, 2003 (which date was later extended to March 3, 2003) on claims of purported market manipulation and to submit directly to the FERC any additional evidence and proposed findings of fact that they wish the FERC to consider in evaluating the ALJ's initial decision. On March 3, 2003, the two cities and other parties did make a further submittal to the FERC asserting that market manipulation by various parties in the California energy markets and violations of FERC approved tariffs caused prices for electricity sold at wholesale to be unreasonably high and warranted refunds. As set out above in Western Power Markets Investigations, the FERC Staff in its March 26, 2003 report recommended that the FERC remand this proceeding to the ALJ for further proceedings in light of the findings of market manipulation made by the staff in its final report. The Company cannot predict the outcome of these proceedings. If the Company were required to refund such amounts, its subsidiaries would be required to refund amounts previously received pursuant to sales made on their behalf during the refund periods. In addition, its subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest.

     California Attorney General Litigation: On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly owned subsidiaries. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The California Attorney General claims that this alleged behavior violated both the tariff of the CAISO and the California Unfair Competition Act. The suit seeks both restitution and penalties in unspecified amounts. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. The district court denied the California Attorney General's motion seeking to have the case remanded to the state court, and the California Attorney General has appealed that ruling to the United States Court of Appeals for the Ninth Circuit. This suit has been consolidated for joint administration with the California Attorney General suits filed on April 9, 2002, and April 15, 2002. The district court on March 25, 2003 granted Mirant's motion seeking dismissal of this suit. The court ruled that the California Attorney General's claims under California's Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC's exclusive authority to set wholesale electric rates under the Federal Power Act. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

     On March 20, 2002, the California Attorney General filed a complaint with the FERC against certain power marketers and their affiliates, including Mirant and several of its wholly owned subsidiaries, alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act in part because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found to not be just and reasonable along with interest on any such refunded amounts. The FERC has dismissed the California Attorney General's complaint and denied the California Attorney General's request for rehearing. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

     On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly owned subsidiaries. The lawsuit alleges that the companies violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the FERC as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. The district court denied the California Attorney General's motion seeking to have the case remanded to the state court, and the California Attorney General has appealed that ruling to the United States Court of Appeals for the Ninth Circuit. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 15, 2002. The district court on March 25, 2003 granted Mirant's motion seeking dismissal of this suit. The court ruled that the California Attorney General's claims under California's Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the

FERC's exclusive authority to set wholesale electric rates under the Federal Power Act. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

     On April 15, 2002, the California Attorney General filed a third civil lawsuit against Mirant and several of its wholly owned subsidiaries in the United States District Court for the Northern District of California. The lawsuit alleges that Mirant's acquisition and possession of its Potrero and Delta power plants has substantially lessened, and will continue to substantially lessen, competition in violation of the Clayton Act and the California Unfair Competition Act. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees. This suit has been consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 9, 2002. On March 25, 2003, the court dismissed the California Attorney General's state law claims and his claim for damages under the Clayton Act as barred by the filed rate doctrine but allowed the California Attorney General to proceed on his claim under the Clayton Act seeking relief in the form of an order requiring Mirant to divest its California plants.

     California Rate Payer Litigation: A total of sixteen lawsuits are pending that assert claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant and several of its subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California.

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

CAPTION                             DATE FILED          COURT OF ORIGINAL FILING
-------                             ----------          ------------------------
People of the State of California   January 18, 2001    Superior Court of California --
  v. Dynegy, et al                                      San Francisco County
Gordon v. Reliant Energy, Inc., et  November 27, 2000   Superior Court of California --
  al                                                    San Diego County
Hendricks v. Dynegy Power           November 29, 2000   Superior Court of California --
  Marketing, Inc., et al                                San Diego County
Sweetwater Authority, et al. v.     January 16, 2001    Superior Court of California --
  Dynegy, Inc., et al                                   San Diego County
Pier 23 Restaurant v. PG&E Energy   January 24, 2001    Superior Court of California --
  Trading, et al                                        San Francisco County
Bustamante, et al. v. Dynegy,       May 2, 2001         Superior Court of California --
  Inc., et al                                           Los Angeles County

     These six suits (the "Six Coordinated Suits") were coordinated for purposes of pretrial proceedings before the Superior Court for San Diego County. In the Spring of 2002, two of the defendants filed crossclaims against other market participants who were not parties to the actions. Some of those crossclaim defendants then removed the Six Coordinated Suits to the United States District Court for the Southern District of California. The plaintiffs filed a motion seeking to have the actions remanded to the California state court, and the defendants filed motions seeking to have the claims dismissed. On December 13, 2002, the United States District Court for the Southern District of California granted the plaintiffs' motion seeking to have the six cases remanded to the California state court. The defendants that filed the crossclaims have appealed that decision remanding the Six Coordinated Suits to the California state courts to the United States Court of Appeals for the Ninth Circuit, and the Ninth Circuit has stayed the district court's remand decision until the Ninth Circuit can act on that appeal.

     Eight additional rate payer lawsuits were filed between April 23, 2002 and October 18, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant and several of its subsidiaries, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California. The suits are related to events in the California wholesale electricity market occurring over the last three years. Each of the complaints alleges violation of California's Unfair Competition Act. One complaint also alleges violation of California's antitrust statute. Each of the plaintiffs seeks class action status for their respective case. These suits contain allegations of misconduct by the defendants, including the Mirant entities, that are similar to the allegations made in the previously filed rate payer suits, and in the suits filed by the California Attorney General on March 11, 2002, and April 15, 2002. Some of these suits also allege that contracts between the DWR and certain marketers of electricity, including a nineteen month power sales agreement entered into by Mirant Americas Energy Marketing with the DWR in May 2001, contain terms that were unjust and unreasonable. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. The captions of each of these eight cases follow:

CAPTION                             DATE FILED          COURT OF ORIGINAL FILING
-------                             ----------          ------------------------
T&E Pastorino Nursery, et al. v.    April 23, 2002      Superior Court of California --
  Duke Energy Trading and                               San Mateo County
  Marketing, LLC, et al
RDJ Farms, Inc., et al. v.          May 10, 2002        Superior Court of California --
  Allegheny Energy Supply Company,                      San Joaquin County
  LLC, et al
Century Theatres, Inc., et al. v.   May 14, 2002        Superior Court of California --
  Allegheny Energy Supply Company,                      San Francisco County
  LLC, et al
El Super Burrito, Inc., et al. v.   May 15, 2002        Superior Court of California --
  Allegheny Energy Supply Company,                      San Mateo County
  LLC, et al
Leo's Day and Night Pharmacy, et    May 21, 2002        Superior Court of California --
  al. v. Duke Energy Trading and                        Alameda County
  Marketing, LLC, et al
J&M Karsant Family Limited          May 21, 2002        Superior Court of California --
  Partnership, et al. v. Duke                           Alameda County
  Energy Trading and Marketing,
  LLC, et al
Bronco Don Holdings, LLP, et al.    May 24, 2002        Superior Court of California --
  v. Duke Energy Trading and                            San Francisco County
  Marketing, LLC, et al
Kurtz v. Duke Energy Trading et al  October 18, 2002    Superior Court of California --
                                                        Los Angeles County

     These suits were initially filed in California state courts by the plaintiffs and removed to United States district courts. These eight cases were consolidated for purposes of pretrial proceedings with the Six Coordinated Suits described above. Motions to remand have been filed by the plaintiffs in these cases, and whether the cases will remain in the United States District Court for the Southern District of California or be remanded to the California state courts in light of the district court's decision on December 13, 2002 to remand the Six Coordinated Suits cannot be determined at this time.

     On July 15, 2002, an additional rate payer lawsuit, Public Utility District No. 1 of Snohomish Co. v. Dynegy Power Marketing, et al., was filed in the United States District Court for the Central District of California against various owners of electric generation facilities in California, including Mirant and its subsidiaries, by Public Utility District No. 1 of Snohomish County, which is a municipal corporation in the state of Washington that provides electric and water utility service. The plaintiff public utility district alleges that defendants violated California's antitrust statute by conspiring to raise wholesale power prices, injuring plaintiff through higher power purchase costs. The plaintiff also alleges that defendants acted both unfairly and unlawfully in violation of California's Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in "Enron-style" trading, and withholding power from the market. The plaintiff seeks restitution, disgorgement of profits, injunctive relief, treble damages, and attorney's fees. The Snohomish suit was consolidated for purposes of pretrial proceedings with the other rate payer suits pending before the United States District Court for the Southern District of California. On January 6, 2003, the district court granted a motion to dismiss filed by the defendants. The district court concluded that the effect of the plaintiffs' claims was to challenge rates for the sale of power at wholesale that were subject to the exclusive regulation of the FERC under the Federal Power Act, and that those claims were therefore barred by the filed rate doctrine and federal preemption. The plaintiff has appealed the dismissal of the Snohomish suit to the United States Court of Appeals for the Ninth Circuit.

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

     Oregon Rate Payer Litigation: On December 16, 2002, a class action suit, Lodewick v. Dynegy, et al., was filed in the Circuit Court for the County of Multnomah, Oregon, against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant and various of its subsidiaries, on behalf of all persons who purchased electricity or natural gas in Oregon from January 2000. The plaintiff alleges that defendants engaged in unlawful, unfair, and deceptive practices, including withholding energy from the market, misrepresenting the amount of energy they supplied, exercising improper control over the energy market and manipulating the price of energy. The defendants' unlawful manipulation of the wholesale energy market, the plaintiff alleges, resulted in supply shortages and skyrocketing energy prices in the western United States, including Oregon, which in turn caused drastic rate increases for Oregon consumers. The plaintiff asserts claims under Oregon's Unfair Trade Practices Act, as well as claims for negligence and fraud by concealment. The plaintiff seeks injunctive relief, attorney's fees, and an accounting of the wholesale energy transactions entered into by the defendants from 1998 and indicates that she will amend her complaint to seek restitution and damages. The defendants have removed the Lodewick suit to the United States District Court for the District of Oregon.

     Washington Rate Payer Litigation: On December 16, 2002, a class action suit, Symonds v. Dynegy, et al., was filed in the United States District Court for the Western District of Washington against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant and various of its subsidiaries, on behalf of all persons who purchased electricity or natural gas in the state of Washington from January 2000. The plaintiff alleges that defendants engaged in unlawful, unfair, and deceptive practices, including withholding energy from the market, misrepresenting the amount of energy they supplied, exercising improper control over the energy market and manipulating the price of energy. The defendants' unlawful manipulation of the wholesale energy market, the plaintiff alleges, resulted in supply shortages and skyrocketing energy prices in the western United States, including the state of Washington, which in turn caused drastic rate increases for Washington consumers. The plaintiff asserts claims under Washington's Consumer Protection Act, as well as claims for negligence and fraud by concealment. The plaintiff seeks treble damages, injunctive relief, attorney's fees, and an accounting of the wholesale energy transactions entered into by the defendants since 1998.

     Shareholder Litigation: Twenty lawsuits have been filed since May 29, 2002 against Mirant and four of its officers alleging, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misrepresentations and omissions to the investing public regarding Mirant's business operations and future prospects during the period from January 19, 2001 through May 6, 2002. The suits have each been filed in the United States District Court for the Northern District of Georgia, with the exception of three suits filed in the United States District Court for the Northern District of California. The three suits filed in California have been transferred by the court to the United States District Court for the Northern District of Georgia and consolidated with the seventeen consolidated suits already pending before that court. The complaints seek unspecified damages, including compensatory damages and the recovery of reasonable attorneys' fees and costs. The captions of each of the cases follow:

CAPTION                                                          DATE FILED
-------                                                        ---------------
Kornfeld v. Mirant Corp., et al                                May 29, 2002
Holzer v. Mirant Corp., et al                                  May 31, 2002
Abrams v. Mirant Corp., et al                                  June 3, 2002
Froelich v. Mirant Corp., et al                                June 4, 2002
Rand v. Mirant Corp., et al                                    June 5, 2002
Purowitz v. Mirant Corp., et al                                June 10, 2002
Kellner v. Mirant Corp., et al                                 June 14, 2002
Sved v. Mirant Corp., et al                                    June 14, 2002
Teaford v. Mirant Corp., et al                                 June 14, 2002
Woff v. Mirant Corp., et al                                    June 14, 2002
Peruche v. Mirant Corp., et al                                 June 14, 2002
Thomas v. Mirant Corp., et al                                  June 18, 2002
Urgenson v. Mirant Corp., et al                                June 18, 2002
Orlofsky v. Mirant Corp., et al                                June 24, 2002
Jannett v. Mirant Corp.                                        June 28, 2002
Green v. Mirant Corp., et al                                   July 9, 2002
Greenberg v. Mirant Corp., et al                               July 16, 2002
Law v. Mirant Corp., et al                                     July 17, 2002
Russo v. Mirant Corp., et al                                   July 18, 2002
Delgado v. Mirant Corp., et al                                 October 4, 2002

     In November 2002, the plaintiffs in the consolidated suits in the United States District Court for the Northern District of Georgia filed an amended complaint that added additional defendants and claims. The plaintiffs added as defendants Southern Company ("Southern"), the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, alleging that the registration statement and prospectus for the initial public offering of Mirant's stock misrepresented and omitted material facts. In the amended complaint, the plaintiffs expand their claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to include statements made to the investing public regarding Mirant's business operations and future prospects during the period from September 26, 2000 through September 5, 2002. The amended complaint alleges, among other things, that Mirant's stock price was artificially inflated because the Company failed to disclose in various filings, public statements, and registration statements: (1) that Mirant allegedly reaped illegal profits in California by manipulating energy prices through a variety of alleged improper tactics; (2) that Mirant allegedly failed to take a timely charge to earnings through a write off of its interest in Western Power Distribution; and (3) the accounting errors and internal controls issues that were disclosed in July and

November of 2002. All defendants have filed motions seeking dismissal of the amended complaint for failure to state a claim upon which relief can be granted.

     Under a master separation agreement between Mirant and Southern, Southern is entitled to be indemnified by Mirant for any losses arising out of any acts or omissions by Mirant and its subsidiaries in the conduct of the business of Mirant and its subsidiaries. The underwriting agreements between Mirant and the various firms added as defendants that were underwriters for the initial public offering by the Company also provide for Mirant to indemnify such firms against any losses arising out of any acts or omissions by Mirant and its subsidiaries.

     Shareholder Derivative Litigation: Four purported shareholders' derivative suits have been filed against Mirant, its directors and certain officers of the Company. These lawsuits allege that the directors breached their fiduciary duties by allowing the Company to engage in alleged unlawful or improper practices in the California energy market during 2000 and 2001. The Company practices complained of in the purported derivative lawsuits largely mirror those complained of in the shareholder litigation, the rate payer litigation and the California attorney general lawsuits that have been previously disclosed by the Company. One suit also alleges that the defendant officers engaged in insider trading. The complaints seek unspecified damages on behalf of the Company, including attorneys' fees, costs and expenses and punitive damages. The captions of each of the cases follow:

CAPTION                                                           DATE FILED
-------                                                        ----------------
Kester v. Correll, et al                                       June 26, 2002
Pettingill v. Fuller, et al                                    July 30, 2002
White v. Correll, et al                                        August 9, 2002
Cichocki v. Correll, et al                                     November 7, 2002

     The Kester and White suits were filed in the Superior Court of Fulton County, Georgia. The Pettingill suit was filed in the Court of the Chancery for New Castle County, Delaware and the Cichocki suit in the United States District Court for the Northern District of Georgia. All four of the suits have been stayed until a decision is rendered on the motions to dismiss or until discovery begins in the consolidated suits pending in the United States District Court for the Northern District of Georgia described in Shareholder Litigation above.

     ERISA Litigation: On April 17, 2003, a purported class action lawsuit alleging violations of the Employee Retirement Income Security Act ("ERISA") was filed in the United States District Court for the Northern District of Georgia entitled James Brown v. Mirant Corporation, et al., Civil Action No. 1:03-CV-1027 (the "ERISA Litigation"). The ERISA Litigation names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The plaintiff, who seeks to represent a putative class of participants and beneficiaries of Mirant's 401(k) plans (the "Plans"), alleges that defendants breached their duties under ERISA by, among other things, (1) concealing information from the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested prudently; (3) failing to monitor the Plans' fiduciaries; and (4) failing to engage independent fiduciaries to make judgments about the Plans' investments. The plaintiff seeks unspecified damages, injunctive relief, attorneys' fees and costs. The factual allegations underlying this lawsuit are substantially similar to those described above in California Attorney General Litigation, California Rate Payer Litigation, and Shareholder Litigation.

     Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999, Mirant New York received an information request from the State of New York concerning the air permitting and air emission control implications under the EPA's new source review regulations promulgated under the Clean Air Act ("NSR") of various repairs and maintenance activities at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the State. The State of New York issued notices of violation to some of the utilities being investigated. The State issued a notice of violation to the previous owner of the Lovett facility, Orange and Rockland Utilities, alleging violations associated with the operation of the

Lovett facility prior to the acquisition of the plant by Mirant New York. To date, Mirant New York has not received a notice of violation. Mirant New York disagrees with the allegations of violations in the notice of violation issued to the previous owner. The notice of violation does not specify corrective actions, which the State of New York may require. If a violation is determined to have occurred at the Lovett facility, Mirant New York may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with Orange and Rockland Utilities for the Lovett facility, Orange and Rockland Utilities is responsible for fines and penalties arising from any violation associated with historical operations prior to the sale. If a violation is determined to have occurred after Mirant New York acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant New York would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which may be material. Mirant New York is engaged in discussions with the State to explore a resolution of this matter.

     In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emission control implications under the NSR of past repair and maintenance activities at the Company's Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company's ownership of the plants. Mirant has responded fully to this request. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company's acquisition of the plants. If a violation is determined to have occurred after Mirant acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which may be material.

     The Company cannot provide assurance that lawsuits or other administrative actions against its power plants will not be filed or taken in the future. If an action is filed against the Company or its power plants and it is determined to not be in compliance, such a determination could require substantial expenditures to bring the Company's power plants into compliance, which could have a material adverse effect on its financial condition, results of operations or cash flows.

     Securities and Exchange Commission ("SEC") Informal Investigation and United States Department of Justice and CFTC Inquiries: In August 2002, Mirant received a notice from the Division of Enforcement of the Securities and Exchange Commission that it was conducting an investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues (including the issues announced on July 30, 2002 and August 14, 2002), energy trading matters (including round trip trades), Mirant's accounting for transactions involving special purpose entities, and information related to shareholder litigation. Mirant intends to cooperate fully with the SEC.

     In addition, the Company has been contacted by the United States Department of Justice regarding the Company's disclosure of accounting issues and energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and it intends to cooperate fully.

     In August 2002, the Commodities Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the

Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas in the period from January 1, 1999 through the date of the subpoena. Among the documents requested are any documents previously produced to the FERC, the SEC, the Department of Justice, any state's Attorney General, and any federal or state grand jury. The Company intends to cooperate fully with the CFTC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF MIRANT CORPORATION

     (Identification of executive officers of Mirant Corporation is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of January 1, 2003.

NAME                                        AGE                    POSITION
----                                        ---                    --------
S. Marce Fuller...........................  42    President, Chief Executive Officer and
                                                  Director; Elected President, Chief
                                                  Executive Officer and a Director in July
                                                  1999. Served as President and Chief
                                                  Executive Officer of Mirant Americas
                                                  Energy Marketing from September 1997 to
                                                  July 1999 and Executive Vice President of
                                                  Mirant from October 1998 to July 1999.
                                                  From May 1996 to September 1997, Ms.
                                                  Fuller was Senior Vice President, in
                                                  charge of North American operations and
                                                  business development. From February 1994
                                                  to May 1996, she was the Vice President
                                                  for domestic business development. She
                                                  joined Southern Company in 1985 and joined
                                                  Mirant in 1992. Ms. Fuller is also a
                                                  director of Curtiss-Wright Corporation and
                                                  a director of EarthLink, Inc.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Harvey A. Wagner..........................  61    Executive Vice President and Chief
                                                  Financial Officer; Elected Executive Vice
                                                  President and Chief Financial Officer
                                                  effective January 1, 2003. Prior to
                                                  joining Mirant, he was Executive Vice
                                                  President of Finance, Secretary,
                                                  Treasurer, and Chief Financial Officer at
                                                  Optio Software, Inc. from February 2002 to
                                                  December 2002. He acted as interim Chief
                                                  Financial Officer for Targus Group
                                                  International, Inc. from September 2001 to
                                                  January 2002. From May 2001 to August
                                                  2001, he performed independent consulting
                                                  services for various corporations. He was
                                                  Chief Financial Officer, General Manager,
                                                  and Chief Operating Officer for PaySys
                                                  International, Inc. from December 1999 to
                                                  April 2001. He served as Executive Vice
                                                  President of Finance and Administration,
                                                  and Chief Financial Officer for Premiere
                                                  Technologies, Inc. from April 1998 to
                                                  September 1999. He served as Senior Vice
                                                  President of Finance, Chief Financial
                                                  Officer, and Treasurer of Scientific-
                                                  Atlanta, Inc. from June 1994 to April
                                                  1998. From 1978 to 1994, he held the
                                                  position of Vice President and Chief
                                                  Financial Officer for Computervision
                                                  Corporation, Datapoint Corporation, and
                                                  American Microsystems, Inc.
Richard J. Pershing.......................  56    Executive Vice President, North America;
                                                  Elected Chief Executive Officer, Americas
                                                  group in August 1999 and Executive Vice
                                                  President in October 1998. Served as
                                                  Senior Vice President from November 1997
                                                  to October 1998. Prior to joining Mirant
                                                  in 1992, Mr. Pershing held various
                                                  executive and management positions at
                                                  Georgia Power Company, a subsidiary of
                                                  Southern Company. He joined Southern
                                                  Company in 1971.
Edwin H. Adams............................  38    Senior Vice President, Corporate
                                                  Development and Technology; Elected Senior
                                                  Vice President in February 2002. Served as
                                                  Senior Vice President, Commerce and
                                                  Technology for Mirant Americas from
                                                  December 2000 to January 2002; Senior Vice
                                                  President, Chief Financial Officer and
                                                  Treasurer for Mirant Americas from January
                                                  2002 to April 2002; Executive Director and
                                                  Chief Financial Officer for Mirant Asia-
                                                  Pacific from 1997 to 2000; and director of
                                                  corporate finance for Mirant from 1995 to
                                                  1997. Prior to joining Mirant in 1995, he
                                                  held various positions in finance at
                                                  Southern Company, First Financial
                                                  Management Corp. and the Chase Manhattan
                                                  Bank.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Vance N. Booker...........................  49    Senior Vice President, Administration and
                                                  Technical; Elected Senior Vice President
                                                  in August 1999. Served as Vice President,
                                                  Administration from June 1996 to August
                                                  1999. Prior to joining Mirant in June
                                                  1996, he held various positions at
                                                  Southern Company in strategic planning,
                                                  human resources, accounting and finance.
                                                  Mr. Booker joined Southern Company in
                                                  1975.
J. William Holden III.....................  41    Senior Vice President, Finance and
                                                  Accounting and Treasurer; Elected Senior
                                                  Vice President in February 2002.
                                                  Previously was Chief Financial Officer for
                                                  Mirant Europe from April 2001 to February
                                                  2002; Vice President and Treasurer of
                                                  Mirant from February 1999 to April 2001;
                                                  Vice President of operations and business
                                                  development for South America from 1996 to
                                                  1999; and Vice President of business
                                                  development for Mirant Asia-Pacific from
                                                  1994 to 1995. He held various positions at
                                                  Southern Company from 1985 to 1994
                                                  including director of corporate finance.
Frederick D. Kuester......................  52    Senior Vice President, International;
                                                  Elected Chief Executive Officer,
                                                  Asia-Pacific group in August 1999 and
                                                  Senior Vice President in August 1999. In
                                                  addition, since November 1998, he has
                                                  served as Chief Executive Officer of
                                                  Mirant Asia-Pacific. Served as director of
                                                  the commercial group at Mirant
                                                  Asia-Pacific from January 1997 to November
                                                  1998. Prior to that, he served as Vice
                                                  President of power generation for
                                                  Mississippi Power Company, a subsidiary of
                                                  Southern Company. Mr. Kuester started his
                                                  career at Southern Company in 1971.
Roy McAllister............................  55    Senior Vice President, External Affairs;
                                                  Elected Senior Vice President, External
                                                  Affairs in December 2001. From 2000 until
                                                  he joined the Company, Mr. McAllister was
                                                  Vice President, External Affairs for
                                                  Cingular Wireless LLC. He has also held
                                                  various positions at BellSouth
                                                  Corporation, including Vice President,
                                                  Human Resources and Corporate Affairs for
                                                  BellSouth Cellular Corp. from 1992 to
                                                  2000. Mr. McAllister joined BellSouth in
                                                  1970.
Douglas L. Miller.........................  52    Senior Vice President and General Counsel;
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     Mirant's stock is listed on the New York Stock Exchange, which is the principal market in which the securities are traded. The following table indicates high and low sales prices for common stock of Mirant as reported on the New York Stock Exchange. As of April 23, 2003, Mirant had 154,541 holders of record. On April 2, 2001, Southern distributed its remaining 80% interest in Mirant to Southern's stockholders.

                                                               HIGH     LOW
                                                              ------   ------
2001
First Quarter...............................................  $36.00   $20.94
Second Quarter..............................................  $47.20   $27.70
Third Quarter...............................................  $39.59   $19.25
Fourth Quarter..............................................  $29.35   $13.16
2002
First Quarter...............................................  $16.49   $ 7.50
Second Quarter..............................................  $14.67   $ 6.50
Third Quarter...............................................  $ 7.02   $ 1.90
Fourth Quarter..............................................  $ 3.50   $ 1.06

REDEMPTION OF SERIES B PREFERRED STOCK

     On March 5, 2001 Southern redeemed its outstanding share of our Series B preferred stock in exchange for transferring our subsidiaries, SE Finance Capital Corporation and Southern Company Capital Funding Inc., to Southern.

DIVIDENDS

     We currently intend to retain any future earnings to fund our operations and meet our cash and liquidity needs. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Under our credit facilities, our ability to pay dividends is subject to restrictions.

     In 2000, we paid a cash dividend to Southern in the amount of $503 million, funded by short-term borrowings and commercial paper borrowings. These dividends were authorized under an order issued by the SEC, which allowed us to pay dividends out of unearned surplus.

     Holders of the preferred securities are entitled to receive cash distributions at an annual rate of 6 1/4% of the $50 liquidation preference per preferred security. Distributions are cumulative and began to accumulate on the date of original issuance of the preferred securities, which was October 2, 2000. Distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2001, unless we defer interest payments on the debentures. In 2001 and 2002, we paid cash distributions of approximately $22 million in each year. The distributions for these securities are recorded in minority interest on the consolidated statement of operations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected consolidated financial information. The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes thereto. The selected statement of operations data and balance sheet data are derived from our consolidated financial statements. The financial information for the periods prior to our separation from Southern on April 2,

2001 does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during those periods.

     The following selected financial information should also be read considering that from January 1, 1998 until August 10, 2000, the date of our acquisition of Vastar Resources Inc.'s ("Vastar") 40% interest in Mirant Americas Energy Marketing, we accounted for this joint venture under the equity method of accounting. Effective August 10, 2000, Mirant Americas Energy Marketing became a wholly owned consolidated subsidiary.

As further described in Item 7 "Management's Discussion Analysis of Financial Condition and Results of Operations", the Company restated its consolidated financial statements as of December 31, 2001 and 2000, and for the years then ended.

                            SELECTED FINANCIAL DATA

                                                     YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------
                                                    RESTATED   RESTATED
                                           2002       2001       2000      1999     1998
                                          -------   --------   --------   ------   ------
                                                (IN MILLIONS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating revenues......................  $ 6,436    $8,524     $3,951    $2,265   $1,819
Income (loss) from continuing
  operations............................   (2,352)      465        299       362      (12)
Income (loss) from discontinued
  operations............................      (86)      (56)        31        10       12
Net income (loss).......................   (2,438)      409        330       372       --
Earnings (loss) per diluted share:
  From continuing operations............  $ (5.85)   $ 1.34     $ 1.03    $ 1.33   $(0.04)
  From discontinued operations..........    (0.21)    (0.15)      0.11      0.04     0.04
                                          -------    ------     ------    ------   ------
  Net income (loss).....................  $ (6.06)   $ 1.19     $ 1.14    $ 1.37   $   --
                                          =======    ======     ======    ======   ======

                                                       AS OF DECEMBER 31,
                                       --------------------------------------------------
                                                 RESTATED   RESTATED   RESTATED
                                        2002       2001       2000       1999      1998
                                       -------   --------   --------   --------   -------
BALANCE SHEET DATA:
Total assets.........................  $19,415   $22,043    $24,136    $13,863    $12,054
Notes payable to Southern............       --        --         --         --        926
Total long-term debt.................    8,822     8,435      5,596      4,948      3,919
Subsidiary obligated mandatorily
  redeemable preferred
  securities(1)......................       --        --        950         --      1,033
Company obligated mandatorily
  redeemable securities of a
  subsidiary holding solely parent
  company debentures.................      345       345        345         --         --
Stockholders' equity.................    2,955     5,258      4,019      3,010      2,642

---------------

(1) The $950 million of preferred securities were issued by special purpose financing subsidiaries owned by Capital Funding, our capital funding subsidiary. The proceeds were loaned to Southern in exchange for subordinated notes from Southern. Southern paid interest on the subordinated notes issued in favor of the financing subsidiaries, which payments were used to pay dividends on the preferred securities. Southern guaranteed payments due under the terms of the preferred securities. In connection with our separation from Southern, Capital Funding was transferred to Southern on March 5, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes, which are included elsewhere in this report. The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed below under "Financial Condition -- Liquidity and Capital Resources", the Company is currently in discussions with certain of its lenders regarding the extension of the maturities of a substantial portion of its indebtedness. If such restructuring efforts are not successful, the Company would likely be required to seek bankruptcy court or other protection from its creditors. The Company's consolidated financial statements do not reflect adjustments that might be required if the Company is unable to continue as a going concern. See also Note 1 to the Company's consolidated financial statements included elsewhere in this report.

OVERVIEW AND BACKGROUND

     We are an international energy company that produces and sells electricity in the United States, the Philippines and the Caribbean. In addition, in North America we engage in trading activities to optimize the financial performance of our power generation business and for proprietary purposes. Most of our generating output in the Philippines is sold under long-term contracts. Our operations in the Caribbean include fully integrated electric utilities in Jamaica and the Bahamas and generation businesses in Curacao and in Trinidad and Tobago.

     As of December 31, 2002, we owned or controlled through operating agreements more than 21,800 MW of electric generating capacity around the world and expect to complete construction of approximately 990 MW of generating capacity by December 2003. In North America, we also had rights to approximately
3.1 billion cubic feet per day of natural gas production, more than 2.1 billion cubic feet per day of natural gas transportation and almost 13.4 billion cubic feet of natural gas storage as of December 31, 2002.

     Beginning in late 2001 and continuing through early 2003, there have been many changes in our business. This is a result of a number of factors, including uncertainty arising from the collapse of Enron Corporation and the financial difficulties of our competitors, regulatory and legal investigations of wholesale energy trading activities, and decreased power prices due to the construction of additional electric generating facilities in the United States. These conditions have adversely impacted our liquidity and earnings. Our earnings decreased by $2.85 billion in 2002 compared to 2001.

     Following is a summary of significant factors affecting the Company in 2002:

     - The combination of external factors discussed above and changes in our strategic focus have reduced our estimated future cash flows which adversely impacted the value of our assets. In 2002, the Company recognized goodwill impairment charges of $697 million; restructuring and long-lived asset impairment charges of $973 million; deferred income tax valuation adjustments of $1,088 million; provisions for income taxes that were previously unrecognized on accumulated foreign earnings of $468 million; and other impairment charges of $467 million.

     - To reduce outstanding debt and in response to changes in the Company's strategic focus, the Company sold its European, Chinese and selected United States investments and operations resulting in gains of $370 million in 2002.

     - In 2002, we began scaling back the scope of our commodity trading activities, primarily physical gas, to reduce the impact that commodity trading has on our liquidity and credit positions. We expect to continue to reduce our physical natural gas trading activities in 2003. The Company expects these reductions in its trading activities to result in lower net trading revenues in 2003 and beyond.

     - Limited access to capital has caused us to draw down our credit facilities and maintain substantially higher cash balances throughout the year resulting in increased interest expense. In addition, we are seeking to restructure our debt by asking certain of our creditors to defer repayments of principal. If we are successful in restructuring our debt, we expect that the terms of such restructured debt will be less favorable than the terms of our current debt.

     - Lower power prices and higher natural gas prices resulted in reduced "spark spreads" (the difference between the price at which electricity is sold and the cost of the fuel used to generate it) and resulting lower gross margins in 2002 compared to unusually high spark spreads in 2001 and 2000.

     - In 2002, our reduced credit ratings have caused the Company to provide additional collateral to market participants to support the Company's trading operations, which has adversely affected our liquidity.

     - In 2002, trading volumes decreased in forward markets for both power and gas. Trading volumes are expected to decline further as market participants continue to exit the trading business. We expect these trends to adversely affect our future net trading revenues.

     - Results of operations for 2002 include revenue generated from fixed price contracts with higher margins than are currently available based on forward curves. Our inability to enter into contracts with similar margins is expected to adversely impact our future operating results.

     - In 2002, the prices realized under our power sales agreement with the DWR, which expired in December 2002, were based on the market prices, which were in place at the time we entered into the agreement. These prices were approximately $150/MWh and under the new RMR condition 2 construct, we will receive lower revenue from our California properties in 2003.

     - Our earnings include the non-cash effect of amortizing liabilities we recorded as part of our purchase of certain generating assets from PEPCO. At the time of the acquisition, we recorded a liability for out-of-market power sales agreements with PEPCO of approximately $1.735 billion, which is being amortized to income over the life of the agreements. This non-cash amortization added $423 million, $417 million and $12 million to revenues and operating income in 2002, 2001 and 2000, respectively. As of December 2002, the unamortized balance of this liability is $883 million, which will be amortized to revenue through January 2005. The liability is not adjusted for subsequent changes in market prices. As a result, we expect the amount of amortization recognized as revenue will differ from the amount required to satisfy the obligation based on market prices at the time the obligations are satisfied.

RESTATEMENT OF FINANCIAL STATEMENTS

     This report contains restated consolidated financial statements of the Company for the years ended December 31, 2001 and 2000. Prior to filing its second quarter 2002 Form 10-Q, the Company identified a number of accounting errors in its previously issued financial statements due to a material weakness in its accounting controls and organization. As a result, we completed a comprehensive analysis of our financial statements and accounting records and identified a number of additional errors. We also engaged our independent auditors to reaudit our financial statements.

     The nature of the errors and the restatement adjustments that the Company has made to its financial statements for years ended December 31, 2001 and 2000 are set forth in Note 3 to our consolidated financial statements in Item 8 of this report.

     The net impact of the adjustments include the following:

     - Additional paid-in capital at December 31, 1999 has been adjusted by $6 million primarily to reflect a non-cash transfer of employee obligations by Mirant to Southern Company. Retained earnings at December 31, 1999 has been restated to reflect the prior period adjustment in the accompanying consolidated statements of shareholders' equity, and increased by $53 million, as a result of the restatement adjustments. This increase in the retained earnings balance is primarily due to $49 million of tax benefits relating to the devaluation of the Philippine Peso relative to the United States dollar that occurred in the Philippines from 1997 through 1999 but were not previously recognized in the consolidated financial statements.

     - A $159 million reduction in net income in 2001; and

     - A $29 million reduction in net income in 2000.

     In addition, the Company has reclassified certain amounts in the 2001 and 2000 consolidated financial statements to reflect the adoption of new accounting standards. The reclassifications include the net presentation of revenues and expenses associated with energy trading activities required by Emerging Issues Task Force ("EITF") Issue No. 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and the presentation of the operations of Mirant Americas Production Company, MAP Fuels Limited, which owned AQC, in Queensland, Australia, and Mirant's State Line generating facility in Indiana and Neenah generating facility in Wisconsin as discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

INTERIM FINANCIAL INFORMATION

     The Company is in the process of restating its interim financial information for each of the quarterly periods in 2001 and 2002. Upon completion of the quarterly financial information, the Company expects to prepare and file amended Forms 10-Q for each of the quarterly periods in 2002.

EFFECTS OF ALLOCATIONS FROM SOUTHERN COMPANY IN 2000

     Our 2000 consolidated financial statements include allocations to us of certain assets and liabilities, including profit sharing, pension and non-qualified deferred compensation obligations; and corporate expenses, including engineering services, legal, accounting, human resources and insurance services, information technology services and other overhead costs. These amounts have been determined on bases that we and Southern considered to be reasonable reflections of the utilization of the services provided to us or the benefit received by us. The expense allocation methods include relative sales, investment, headcount, square footage, transaction processing costs, adjusted operating expenses and others. The financial information presented for 2000 may not be indicative of our consolidated financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for 2000.

RESULTS OF OPERATIONS

     This discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

  NORTH AMERICA

     Our North America segment consists primarily of power generation and commodity trading operations managed as a combined business, including approximately 18,000 MW of generating capacity. The following table summarizes the operations of our North American segment for the years ended 2002, 2001 and 2000 (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                                         RESTATED
                                                                      ---------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Operating revenues:
  Generation...............................................  $5,051   $6,989   $2,570
  Net trading revenues.....................................     339      563      365
  Other....................................................      31       --       --
                                                             ------   ------   ------
Total operating revenue....................................  $5,421   $7,552   $2,935
                                                             ------   ------   ------
Operating expenses:
  Cost of fuel, electricity and other products.............  $3,986   $5,347   $2,042
  Selling, general and administrative......................     301      576      287
  Maintenance..............................................     119      144       75
  Depreciation and amortization............................     154      206       82
  Impairment losses and restructuring charges..............     779       --       --
  Gain on sales of assets, net.............................      (5)      --       --
  Other....................................................     353      322      120
                                                             ------   ------   ------
Total operating expenses...................................   5,687    6,595    2,606
                                                             ------   ------   ------
Operating (loss) income....................................  $ (266)  $  958   $  329
                                                             ======   ======   ======

  2002 versus 2001

     Operating Revenues. Our operating revenues decreased by $2.1 billion in 2002 compared to 2001. The following factors were primarily responsible for the decrease in operating revenues:

     - Our revenues from the generation of power decreased by $1.9 billion in 2002 compared to 2001. This decrease resulted primarily from lower revenues in the California market of approximately $2.1 billion. The average price dropped from approximately $173 per MWh to approximately $66 per MWh or 62% and our sales volumes dropped from approximately 15.9 million MWhs to approximately 12.2 million MWhs or 23%. This decrease was partially offset by approximately $250 million from sales of new generation capacity added in the United States in 2001 and 2002. As of December 31, 2002 we had a total generation capacity of approximately 18,000 MW in the United States, which included approximately 27% of base load units, 43% of intermediate units and 30% of peaking units.

     - Our net trading revenues decreased by $224 million in 2002 compared to 2001. This decrease was due to a particularly favorable pricing environment in 2001, which allowed the Company to take advantage of rising gas prices in the early part of 2001 followed by a sharp decline in power prices in spring and early summer. We were not able to repeat this performance in 2002, which had less price volatility due to more normal weather and the effect of additional generation capacity which served to temper price volatility.

     Operating Expenses. Our operating expenses decreased by $908 million in 2002 compared to 2001. The following factors were responsible for the changes in operating expenses:

     - The cost of fuel, electricity and other products decreased by $1.4 billion in 2002 compared to 2001. This decrease resulted primarily from lower demand for our facilities and lower prices for purchased power and natural gas of approximately $1.3 billion in the California market. In the California market, the average unit price for purchased power decreased from approximately $199 per MWh in 2001 to approximately $42 per MWh in 2002 or 79% and the average unit price for natural gas decreased from approximately $7.50 per MMBtu in 2001 to approximately $3.10 per MMBtu in 2002 or 59%. In the California market our purchased power increased by approximately 28% and our natural gas purchases decreased by approximately 91%
      compared to 2001.

     - Selling, general and administrative expense decreased by $275 million in 2002 compared to 2001 as a result of cost cutting efforts and restructuring our business. Incentive compensation expense was approximately $59 million lower in 2002 due to the lower financial performance compared to 2001. We reduced expenses related to business development, consulting and information systems by approximately $63 million to reflect lower expected growth related activities going forward and reduced travel and other miscellaneous expenses by approximately $20 million. The decrease also resulted from provisions for potential losses of approximately $112 million recorded in the first quarter of 2001 related to receivables due from both the PX and PG&E. These decreases were offset in part by higher audit and legal fees.

     - Depreciation and amortization expense decreased by $52 million in 2002 compared to 2001. The decrease was primarily as a result of no longer amortizing goodwill upon our adoption of SFAS No. 142. In addition, we recorded approximately $12 million less depreciation expense related to certain assets that were fully depreciated by the end of 2001. These decreases were partially offset by additional depreciation of approximately $23 million from assets we acquired throughout 2001, and from the commencement of operations at new units completed in 2001 and 2002.

     - The impairment losses and restructuring charges of $779 million recorded in 2002 included $248 million related to write-downs of work in progress and progress payments on equipment, $236 million related to costs to cancel equipment orders and service agreements, $25 million related to the severance of approximately 323 employees and other employee termination-related charges and $10 million related to costs incurred to suspend construction projects in progress. We also recorded impairment charges of $77 million related to our suspended Mint Farm construction project and $44 million associated with one power island that we originally intended to use as part of a development project in Korea. In addition, we recorded a write down of $91 million reflecting the fair market value of our remaining turbines held in storage.

  2001 versus 2000

     Operating Revenues. Our operating revenues increased by $4.6 billion in 2001 compared to 2000. The following are some of the factors that were responsible for the increase in operating revenues:

     - Our revenues from the generation of power increased by $4.4 billion in 2001 compared to 2000. This increase resulted primarily from unusually high power prices in the first quarter of 2001 and increased market demand in the California market. Revenue from the California market contributed approximately $2.4 billion to the increase. Market prices in this region increased by approximately 61%. Power sales volumes in this region increased by approximately 181%. The revenue from the assets we acquired from PEPCO contributed approximately $1.6 billion to the increase in revenues. Other capacity additions in the United States also contributed to the increase in revenues. In addition, the 2000 amounts reflect provisions recorded for potential refunds related to revenues from our California operations.

     - Our net trading revenues increased by $198 million in 2001 compared to 2000. This increase resulted primarily from the inclusion of 12 months of revenues in 2001, compared to 5 months in 2000, from Mirant Americas Energy Marketing which was consolidated in our financial statements beginning in August 2000. Prior to August of 2000 Mirant Americas Energy Marketing was accounted for as an equity method investment.

     Operating Expenses. Our operating expenses increased by approximately $4.0 billion in 2001 compared to 2000. The following factors were responsible for the increase in operating expenses:

     - The cost of fuel, electricity and other products increased by $3.3 billion in 2001 compared to 2000 primarily due to the combination of unusually high prices for natural gas in the first quarter of 2001 and increased market demand for natural gas and power in the California market. As noted above, power sales volumes in this region increased by approximately 181%. In the California market, the average price for purchased power and natural gas increased by approximately 20% and 12%, respectively which resulted in higher cost of fuel. Additionally, the costs from the net capacity additions in the United States contributed to higher cost of fuel, electricity and other products.

     - Selling, general and administrative expense increased by $289 million in 2001 as compared to 2000. Our acquisition of the PEPCO assets in December 2000 contributed to the higher selling, general and administrative expense in 2001. The provisions of $112 million recorded related to receivables due from both the PX and PG&E, and provisions recorded of $68 million related to amounts due from Enron as a result of its bankruptcy in December 2001, also contributed to the increase in selling, general and administrative expense.

     - Depreciation and amortization expense increased by $124 million in 2001 compared to 2000. This increase resulted primarily from depreciation expense related to the plants we acquired in Maryland and Virginia in December 2000, and the commencement of operations at our Wisconsin plant in May 2000, at our Michigan plant in June 2001 and at our Texas plant for the first and second phases in June 2000 and 2001, respectively.

     - Maintenance expense increased by $69 million in 2001 as compared to 2000 partly as a result of approximately $36 million in additional expenses attributable to the plants acquired in the PEPCO acquisition, and the commencement of operations at our plants in Wisconsin, Michigan and Texas.

     - Other operating expenses increased by $202 million in 2001 compared to 2000 primarily as a result of the inclusion of expenses related to the PEPCO assets acquired in December 2000.

  INTERNATIONAL

     Our International segment consists of power generating operations in Asia and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. For 2001 and 2000, it includes our operations in South America, and for 2000 it also includes our distribution operations in Europe. The following table summarizes the operations of our International businesses for the years ended 2002, 2001 and 2000 (in millions):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                           RESTATED
                                                                        ---------------
                                                               2002     2001     2000
                                                              -------   -----   -------
Operating revenues:
  Generation................................................  $  527    $495    $  537
  Integrated utility and distribution.......................     485     475       477
  Other.....................................................       3       2         2
                                                              ------    ----    ------
Total operating revenues....................................   1,015     972     1,016
Operating expenses:
  Cost of fuel, electricity and other products..............     228     213       121
  Selling, general and administrative.......................     182     182       105
  Maintenance...............................................      33      39        68
  Depreciation and amortization.............................     117     157       213
  Impairment losses and restructuring charges...............     863      82        --
  Gain on sales of assets, net..............................     (36)     (2)       --
  Other.....................................................     108      88        83
                                                              ------    ----    ------
Total operating expenses....................................   1,495     759       590
                                                              ------    ----    ------
Operating (loss) income.....................................  $ (480)   $212    $  426
                                                              ======    ====    ======

  2002 versus 2001

     Operating Revenues. Our operating revenues increased by $43 million in 2002 compared to 2001. The following factors were primarily responsible for the increase in operating revenues:

     - Our revenues from the generation of power increased by $32 million in 2002 compared to 2001 due to approximately $21 million of additional revenue from our Philippine operations, primarily resulting from increased sales volumes of excess capacity to new customers.

     - Our distribution and integrated utility revenues increased by $10 million in 2002 compared to 2001. This increase was due to the recognition of approximately $114 million of additional revenue from 12 months of operations in 2002 compared to nine months in 2001 related to our Jamaican operation, which was acquired in March 2001. This was offset by the reduction of approximately $95 million in revenue as a result of the sale of our Chilean operations in December 2001.

     Operating Expenses. Our operating expenses increased by $736 million in 2002 compared to 2001. The following factors were responsible for the changes in operating expenses:

     - Depreciation and amortization expense decreased by $40 million in 2002 compared to 2001 primarily as a result of no longer amortizing goodwill. Goodwill amortization was $31 million in 2001. In addition, we recorded approximately $4 million less depreciation related to certain assets that were fully depreciated by the end of 2001 or disposed of during 2002. These decreases were partially offset by additional depreciation of approximately $2 million from units we acquired or from commencement of operations from new units completed during 2001.

     - Impairment losses and restructuring charges increased by $781 million in 2002 compared to 2001. The increase is primarily due to goodwill impairment charges of approximately $697 million related to our Asia operations and impairment charges of approximately $101 million related to our development projects in Norway and Korea. Additionally, we recorded restructuring charges of $65 million, which included $51 million related to costs to cancel equipment orders and service agreements and $14 million related to the severance of approximately 200 employees and other employee termination-related charges. In 2001, we recorded an impairment of $82 million relating to our investment in our Chilean subsidiary, Empresa Electrica del Norte Grande S.A. ("EDELNOR").

     - Gain on sale of assets in 2002 included a $30 million gain on the sale of our investments in Australia and a $6 million gain on the sale of our investments in Korea and the UK.

     - Other expenses increased by $20 million in 2002 compared to 2001 which was primarily attributable to a $14 million reclassification of operation and maintenance integration costs in Asia from selling, general and administrative expenses, and increased costs from owning JPSCo for a full year versus nine months during 2001.

  2001 versus 2000

     Operating Revenues. Our operating revenues decreased by $44 million in 2001 compared to 2000. This decrease was primarily attributable to the deconsolidation of WPD effective December 2000 offset by additional revenue from nine months of operations in 2001 related to our Jamaican investment, which was acquired in March 2001.

     Operating Expenses. Our operating expenses increased by $169 million in 2001 compared to 2000. The following factors were responsible for the increase in operating expenses:

     - The increase in cost of fuel, electricity and other products and selling, general and administrative expense was attributable to the inclusion of additional expenses related to our Jamaican investment, which was acquired in March 2001. Selling, general and administrative expense was higher as a result of lower bad debt expense in 2000 related to the Shajiao C venture.

     - Maintenance expense decreased by $29 million in 2001 compared to 2000. This decrease was primarily due to the deconsolidation of WPD effective December 2000, offset somewhat by the additional expenses from JPSCo after our acquisition of an 80% interest in JPSCo in March 2001.

     - Impairment loss was $82 million in 2001, which was attributable to the $82 million impairment of our investment in our Chilean subsidiary, EDELNOR.

  CORPORATE & OTHER

     The following table summarizes our corporate expenses and other income and expenses for the years ended 2002, 2001 and 2000 (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                          RESTATED
                                                                       ---------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Operating expenses:
  Selling, general and administrative.......................  $  98    $ 119    $  73
  Depreciation and amortization.............................     17        9        5
  Impairment losses and restructuring charges...............     28       --       --
  Other operating expenses..................................     19       16        4
                                                              -----    -----    -----
Operating loss..............................................    162      144       82
                                                              -----    -----    -----
Other (expense) income, net:
  Interest income...........................................     38      118      176
  Interest expense..........................................   (495)    (614)    (606)
  Gain on sales of investments, net.........................    329       --       19
  Equity in income of affiliates............................    168      217      253
  Impairment loss on minority owned affiliates..............   (467)      (3)     (18)
  Receivables recovery......................................     29       10       --
  Other, net................................................    (19)      30       48
                                                              -----    -----    -----
     Total other expense, net...............................   (417)    (242)    (128)
Provision for income taxes..................................    949      256      158
Minority Interest...........................................     78       63       88
Income (loss) from Discontinued Operations..................    (86)     (56)      31

  2002 versus 2001

     Selling, general and administrative expense decreased by $21 million for 2002 compared to 2001 as a result of lower compensation expense.

     Impairment losses and restructuring charges of $28 million in 2002 related to the severance of 133 employees and other employee termination-related charges.

     Interest income declined $80 million in 2002 due to lower interest rates in 2002 compared to 2001.

     Interest expense declined $119 million in 2002 due to a reduction in debt stemming from dispositions made in 2002. In 2002 we sold assets that reduced debt by $847 million, decreasing interest by approximately $79 million. Capitalized interest increased by $21 million due to construction projects, as noted in Item 2 "Properties," partially offset by higher interest rates stemming from a refinancing in Asia.

     Gain on sales of investments of $329 million primarily related to our gain on sales of Bewag of $249 million and Shajiao C of $91 million. See Note 7 to the accompanying consolidated financial statements for additional discussion.

     Equity in income of affiliates declined $49 million in 2002 compared to 2001 primarily as the result of the sale of Bewag and WPD.

     Impairment loss on minority owned affiliates is discussed in detail in Note 7 to the accompanying consolidated financial statements.

     Provision for income taxes increased $693 million primarily due to providing a valuation allowance of $1,088 million for the company's net deferred tax assets in the United States. In addition, we provided deferred taxes of $468 million on the unremitted earnings of our foreign subsidiaries as a result of changes in our plans for reinvestment of those earnings.

  2001 versus 2000

     Selling, general and administrative expense and other operating expenses increased by $46 million and $12 million, respectively, compared to 2001. The increase in selling, general and administrative expenses reflects an increase of approximately $43 million in compensation and benefits expenses related to Stock Appreciation Rights and Performance Restricted Stock Units. In addition, legal and consulting were approximately $18 million higher in 2001. The 2000 amount includes costs related to transitioning to a publicly traded company.

     Equity in income of affiliates decreased by $36 million in 2001 as compared to 2000. 2000 amounts included 12 months of equity in earnings from Mirant Americas Energy Marketing prior to its consolidation upon our acquisition of the remaining 40% minority interest in August 2000.

FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial indebtedness on a consolidated basis to finance our business. As of December 31, 2002, our total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant Corporation). Although we scaled back our capital expenditure programs and sold a number of investments and businesses in 2002, we do not expect that our cash flows from operations will cover all of our capital expenditures, interest payments and debts as they become due and payable pursuant to their scheduled maturities.

     We are working on a restructuring plan pursuant to which we will ask certain of our creditors to defer repayments of principal. Those creditors include holders of approximately $4.5 billion of bank facilities (including our turbine facility and prepaid gas transaction) and capital markets debt of Mirant Corporation and approximately $800 million of bank and capital markets debt of Mirant Americas Generation. The purpose of the restructuring is to enable the Company to repay in full all of its obligations with interest, including unsecured long term indebtedness that is not so extended. To reassure creditors who will be asked to extend maturities, all of whom are currently unsecured, the Company intends to offer security interests in substantially all of its and its subsidiaries' unencumbered assets as well as terms more favorable to the creditors. The Company has been working with its financial advisor to develop a financial restructuring plan. If this restructuring plan is accepted by creditors and creditors are ultimately paid in full, the Company believes that there will be value available for existing shareholders. We note that there can be no assurances either with respect to the accomplishment of the contemplated financial restructuring or with respect to the values that may ultimately be available for creditors or stockholders.

     The restructuring of the debt of the Company is part of a broader effort to refocus the Company and restructure the business of the Company. Our restructuring activities thus far include:

     - The sale of our investments in the United Kingdom (WPD), Germany (Bewag), China (Shajiao C and SIPD) and others. The proceeds from the sale of Bewag and Shajiao C and others were used to reduce debt by $847 million. The net gains from the sale of our investments decreased our 2002 net loss by $370 million, however, future earnings will be adversely impacted by the loss of the related income from these investments.

     - The cancellation or sale of 70 turbines and power islands in order to reduce future cash expenditures. These actions increased our 2002 net loss by $549 million, but will reduce future cash expenditures by approximately $1.9 billion between 2003 and 2005. As of April 22, 2003, approximately $160 million in additional cash will be required to cancel the turbines.

     - The reduction of our workforce by approximately 655. This action resulted in a $51 million severance charge, but will result in approximately $78 million of annual payroll savings. We expect to continue to reduce our workforce as we exit additional activities.

     - The purchase of $83 million of TIERS Fixed Rate Trust Certificates for approximately $51 million. TIERS Certificates represent beneficial interests in approximately $400 million aggregate principal amount of our 2.5% Convertible Senior Debentures, which are held as the underlying trust assets of a trust established on June 18, 2001 by Structured Products Corp., an indirect wholly-owned subsidiary and affiliate of Salomon Smith Barney Inc. We have no relationship with Structured Products Corp. The TIERS Certificates mature on June 15, 2004. Pursuant to the terms of the Call Right Agreement, Citibank was granted the right to purchase the underlying trust assets from the trustee at any time up to and including the maturity date. If Citibank does not exercise its purchase right at least two business days prior to June 15, 2004, the trustee is obligated to tender the underlying trust assets to Mirant and Mirant is obligated to purchase all of the underlying trust assets tendered in accordance with the terms of the indenture governing the 2.5% Convertible Senior Debentures. This purchase obligation may be settled in cash or, subject to meeting certain conditions, common stock. We purchased the TIERS Certificates pursuant to an authorization by our board of directors to repurchase up to $500 million of the Company's debt securities as liquidity permits.

     - We are currently pursuing various arrangements with multiple third parties to sell certain of our Canadian assets, to monetize commodity contracts related to our Canadian business and to restructure our Canadian business operated by Mirant Canada Energy Marketing, Ltd. and Mirant Canada Gas Marketing, Ltd. in order to reduce the overall collateral requirements of the Canadian business while maintaining, on a reduced scale with a reduced scope, a business presence in Canada.

     If we are successful in our restructuring efforts, we expect to meet our liquidity needs going forward through a combination of cash from operations, revolving credit facilities, use of our existing cash balances and asset sales. In addition, the anticipated contractions in the level of our trading and marketing activities are expected to reduce the need for collateral provided by letters of credit and cash deposits. If we are not successful in our restructuring efforts, we would likely be required to seek bankruptcy court or other protection from our creditors.

  Cash Flows

     Operating cash flow increased by $440 million in 2002 compared to 2001 due to favorable changes in working capital in 2002. In 2002 working capital changes provided $308 million in cash compared to a $535 million use of cash in 2001. The main cause for the swing stems from the completed sale of our State Line generating facility and Mirant Americas Production Company.

     Cash provided by investing activities was $874 million in 2002 primarily which included cash generated from asset sales of $2,282 million. This compares to $2,866 million of cash used in 2001 related to growth activities such as acquisitions and capital expenditures. The change between years is characteristic of the repositioning activities that Mirant has engaged in for most of 2002.

     We used $548 million of cash in 2002 to reduce debt consistent with the asset sale activities discussed above. In 2001 financing activities provided cash to fund acquisition and growth activities. Similar to investing cash flows, financing cash flows have changed between years consistent with the repositioning activities in 2002.

     The Company has restated its 2001 consolidated statement of cash flows to reduce operating cash flows and increase financing cash flows by $217 million to reclassify the proceeds received under a natural gas prepay transaction. See
Note 3 to our consolidated financial statements for additional information.

     The cash flows set forth above are presented on a consolidated basis. However, our operations are conducted primarily by our subsidiaries, and our cash flow is dependent upon cash dividends and distributions and other transfers from our subsidiaries. A significant number of our subsidiaries, including Mirant Americas Generation and its subsidiary Mirant Mid-Atlantic, have substantial indebtedness or lease obligations. These subsidiaries are restricted under the terms of their indebtedness or lease obligations in their ability to pay dividends or make distributions. These limitations generally require that debt service payments or lease obligations be current, debt service coverage and leverage ratios be met and that there be no default or event of default existing under the respective facilities. In the event that such subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, were unable to make dividends and distributions to Mirant Corporation for a prolonged period, it could have a material adverse affect on our liquidity. We note that Mirant Mid-Atlantic is currently restricted from making dividends and, based on projected ratio calculations, is expected to remain restricted until at least the date on which financial statements for the fiscal quarter ended September 30, 2003 are delivered.

  Total Cash and Available Credit

     We believe that total cash and available credit is an important indication of our ability to meet our obligations. The following table sets forth total cash and available credit of Mirant Corporation and its subsidiaries as of April 25, 2003 and December 31, 2002 and 2001, respectively (in millions):

                                          APRIL 25, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001
                                          --------------   -----------------   -----------------
Cash:
  Mirant Corporation....................      $  492            $  862              $  406
  Mirant Americas Generation(1).........          70               212                  --
  Mirant Mid-Atlantic(1)................         175                70                  --
  Other subsidiaries....................         659*              812                 640
                                              ------            ------              ------
     Total cash(2)......................       1,396             1,956               1,046
Available under credit facilities:
Mirant Corporation......................           6                51                 867
Mirant Americas Generation..............          --                --                 227
Mirant Canada Energy Marketing..........          --                --                  18
                                              ------            ------              ------
     Total cash and available
       credit(2)........................      $1,402            $2,007              $2,158
                                              ======            ======              ======

---------------

 *  estimated

(1) The ability of Mirant Americas Generation and Mirant Mid-Atlantic to distribute cash to Mirant is subject to various covenants under their debt and lease agreements. We note that Mirant Mid-Atlantic is currently restricted from making dividends and, based on projected ratio calculations, is expected to remain restricted until at least the date on which financial statements for the fiscal quarter ended September 30, 2003 are delivered.

(2) The amount includes an estimated $447 million as of April 25, 2003, $619 million as of December 31, 2002 and $514 million as of December 31, 2001 at various subsidiaries that either is required for operating, working capital or other purposes at each respective subsidiary, or the distribution of which is restricted by the subsidiaries' debt agreements and therefore is not available for immediate payment to Mirant Corporation. As of April 25, 2003, we estimate that approximately $159 million of the $447 million is not legally restricted from being used by Mirant Corporation. Total cash is equal to cash and cash equivalents as of such dates plus funds on deposit and cash included in assets held for sale as follows (in millions):

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2002           2001
                                                                  ------------   ------------
    Cash and cash equivalents..................................      $1,708         $  793
    Funds on deposit...........................................         180            180
    Cash included in assets held for sale on balance sheet.....          13             12
    Funds on deposit non-current...............................          55             61
                                                                     ------         ------
              Total cash.......................................      $1,956         $1,046
                                                                     ======         ======

     Major uses of cash since December 31, 2002 that have resulted in the decline in cash and availability under our credit facilities include:

     - approximately $160 million in capital expenditures, primarily related to completing the construction of four of our power plant facilities and ongoing environmental and maintenance expenses;

     - $125 million related to turbine cancellation payments;

     - $269 million related to increased collateral and other operating requirements;

     - $51 million related to the purchase of TIERs; and

     - a $73 million reduction in committed availability under our credit arrangements.

     Since December 31, 2002 we have received $233 million in proceeds from asset sales.

     The schedule below summarizes our bank credit facilities as of April 25, 2003 (in millions).

                                                        UTILIZED
                                                         AMOUNT
                                                       EXCLUDING    LETTERS OF                FACILITY/
                                            FACILITY   LETTERS OF     CREDIT       AMOUNT     COMMITMENT
COMPANY                        MATURING      AMOUNT      CREDIT     OUTSTANDING   AVAILABLE      FEES
-------                      ------------   --------   ----------   -----------   ---------   ----------
Mirant Corporation one-year
  term loan................     July 2003    $1,125      $1,125       $   --         $--        0.300%
Mirant Corporation Credit
  Facility C...............    April 2004       446         401           45          --        0.325%
Mirant Corporation
  Four-Year Credit
  Facility.................     July 2005     1,056          25        1,025           6        0.350%
Mirant Americas Generation
  Facilities B and C.......  October 2004       300         300           --          --        0.250%
                                             ------      ------       ------         ---
  Total....................                  $2,927      $1,851       $1,070         $ 6
                                             ======      ======       ======         ===

     Our financing arrangements subject us to certain covenants which restrict our activities and, under certain facilities, require us to maintain certain financial ratios. As a result of write-downs to reflect the impairment of goodwill, valuation allowances provided for net deferred tax assets, and deferred tax liabilities provided with respect to investments in non-United States subsidiaries, we anticipated that we would not be in compliance with the recourse debt to recourse capital financial covenant under our bank facilities (including the Mirant Americas Development Capital, LLC turbine facility) upon delivery of our financial statements for the year ended December 31, 2002. Therefore, we sought, and received, a waiver from the required lenders under such bank facilities for any potential breaches with respect to non-compliance with the recourse debt to recourse capital financial covenant, any potential breaches that could arise relating to our historical financial reporting requirements or representations or the inclusion in its independent auditors' report on the Company's annual financial statements of an explanatory paragraph stating that the Company has not presented the selected quarterly financial data specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements. The lenders under such bank facilities have agreed to such waiver through May 29, 2003, subject to certain terms and conditions, including limiting future use of the bank facilities to issuances of letters of credit and limiting capital expenditures and other material payments.(1) Upon expiration or termination of the waiver, the lenders under the respective bank facilities would be able to restrict the issuance of additional letters of credit and/or declare an event of default and, after the applicable cure or grace period, accelerate the indebtedness under such bank facilities. An acceleration of indebtedness under the Mirant Corporation bank facilities would cross accelerate approximately $910 million of Mirant capital markets and other indebtedness. The terms of the waiver provide for an additional extension, to July 14, 2003, with the prior written consent of lenders representing a majority of the committed amount under each of the facilities. However, the Company can provide no assurances either with respect to whether the waiver will be extended beyond May 29, 2003 or whether the lenders under each of the Mirant bank facilities will accelerate the loans after the expiration or termination of the waiver.

     The Company has restated its 2000 and 2001 consolidated financial statements to reflect the impact of discontinued operations and to correct certain errors made in these periods. Upon delivery of the restated audited financial statements for the fiscal years ended December 31, 2000 and December 31, 2001, and the audited financial statements for the fiscal year ended December 31, 2002, and giving effect to the waiver received from the lenders under our bank facilities, we do not believe that any events of default exist under our bank facilities or capital markets debt, either with respect to historical financial statements or otherwise. However, we note that, under their respective bank facilities, our subsidiaries West Georgia Generating Company, LLC and Mirant Canada Gas Marketing, Ltd. are required to deliver audited financial statements of Mirant Corporation (with respect to West Georgia Generating Company) and Mirant Americas Energy Marketing (with respect to both) within 120 days of fiscal year end, which financial statements are to be accompanied by a certification of independent public accountants that, in the case of West Georgia Generating Company, is not qualified or limited because of a restricted or limited examination. Although West Georgia Generating Company and Mirant Canada Gas Marketing will not be able to provide such financial statements within the 120 day period, we expect that they will be able to provide the required financial statements within the applicable grace periods under the respective facilities. Further, we have provided notice to the trustees with respect to a series of convertible debt and our convertible trust preferred securities, that we did not file with the trustees within 15 days after required to be filed with the SEC, a copy of our annual report on Form 10-K. We expect to file the Form 10-K with the trustees within the respective grace periods provided for under the convertible debt and convertible trust preferred securities. Finally, we expect to provide the lenders and debt holders restated interim financial information that are consistent with the restated audited annual financial statements for the respective historical periods in a timely manner.

     We note that we expect to meet our liquidity needs while we work on restructuring our debt with cash from operations, issuances of letters of credit under our existing revolving credit facilities, existing cash balances and proceeds of asset sales. However, in the event of a default under our respective bank facilities (including, with respect to Mirant, upon expiration or termination of the waiver under the Mirant bank facilities), the lenders under our existing revolving bank facilities could elect to restrict the issuance of additional letters of credit. In addition, upon a default under our credit facilities or capital markets debt and the expiration of the applicable cure or grace periods, the respective lenders and debt holders would have the right to accelerate the obligations under their respective facilities. Any such acceleration would trigger cross-acceleration of the otherwise non-defaulted indebtedness. In the event our lenders or debt holders elect to accelerate our indebtedness, or materially impact our liquidity by refusing to issue letters of credit or otherwise, the Company would likely be required to seek bankruptcy court or other protection.

---------------

(1) Pursuant to the requirements of Item 601(a)(4) of Regulation S-K, we will file a copy of the waiver with the SEC with our Form 10-Q for the quarter ending June 30, 2003.

     Credit ratings impact our ability to obtain financing and the cost of such financing, as well as, the amount of collateral needed to execute our commercial activities. The majority of our debt is rated by the leading credit rating agencies, Standard & Poor's ("S&P"), Fitch, Inc. ("Fitch") and Moody's Investors Service ("Moody's"). As of April 18, 2003, all of the Company's debt was rated by these agencies as below investment grade. As a result of downgrades of our credit ratings in 2002, the interest rate on our corporate bank facilities has increased by 1.05%.

  Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

     The Company's debt obligations, off-balance sheet arrangements and contractual obligations, as discussed in Notes 10, 16 and 17 to our consolidated financial statements, as of December 31, 2002 are as follows (in millions):

                                        DEBT OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND
                                                   CONTRACTUAL OBLIGATIONS BY YEAR
                                   ---------------------------------------------------------------
                                    TOTAL     2003     2004     2005     2006    2007   THEREAFTER
                                   -------   ------   ------   ------   ------   ----   ----------
Long-term debt(1)................  $ 8,822   $1,731   $2,189   $  236   $  900   $517     $3,249
Operating leases(2)..............    3,183      189      158      152      140    145      2,399
Long-term service
  agreements(3)..................      791       40       32       44       50     53        572
Fuel/transportation
  commitments(4).................    3,125    1,277      901      574      228    130         15
Turbine purchases................       18       18       --       --       --     --         --
Construction related commitments
  (Note 16)......................      483      186        5      153      113     25          1
Power purchase agreements(5).....    1,467      213      212      212       52     52        726
                                   -------   ------   ------   ------   ------   ----     ------
  Total contractual
    obligations..................  $17,889   $3,654   $3,497   $1,371   $1,483   $922     $6,962
                                   =======   ======   ======   ======   ======   ====     ======

---------------

(1) These amounts include interest for certain capital lease obligations.

(2) The majority of these leases relate to Mirant Mid-Atlantic's Morgantown and Dickerson facilities.

(3) These represent our total estimated commitments under our long-term service agreements associated with turbines installed or in storage.

(4) The majority of the fuel commitments are related to our contract with BP p.l.c. ("BP"), in which BP is obligated to deliver and we are obligated to purchase at current spot prices fixed quantities of natural gas at identified delivery points.

(5) The amounts represent the estimated commitments under the power purchase agreements that Mirant assumed in the asset purchase and sale agreement for the PEPCO generating assets. The estimated commitment is based on the total remaining MW commitment at contractual prices.

COMMODITY TRADING ACTIVITIES

     We provide risk management services through commodity trading to our customers in North America. These services are provided through a variety of exchange-traded and over-the-counter ("OTC") energy and energy-related contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements. These contractual commitments are reflected at fair value and are presented as "price risk management assets and liabilities" in the accompanying consolidated balance sheets. The net changes in their market values are recognized in income in the period of change.

     The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value, credit quality, liquidity and volatility factors underlying options and contractual commitments. Certain financial instruments that Mirant uses to manage risk exposure to energy prices for its North American generation portfolio do not qualify for hedge accounting treatment, typically because they do not meet strict hedge effectiveness criteria and/or hedge documentation criteria. Therefore, the fair values of these instruments are included in "price risk management assets and liabilities" in the accompanying consolidated balance sheets.

     The volumetric weighted average maturity, or weighted average tenor of the North American portfolio, at December 31, 2002 was 2.5 years. The net notional amount, or net long (short) position, of the price risk management assets and liabilities at December 31, 2002 was approximately (3) million equivalent megawatt-hours.

     The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts in 2002 (in millions).

Net fair value of portfolio at December 31, 2001............   $(1,036)
Gains (losses) recognized in the period, net................       497
Contracts settled during the period, net....................       (74)
                                                               -------
Net fair value of portfolio at December 31, 2002............   $  (613)
                                                               =======

     The fair values and average values of our price risk management assets and liabilities, net of credit reserves, as of December 31, 2002 are included in the following table (in millions). The average values are based on an annual average for 2002.

                                                                                NET PRICE RISK
                                                                                  MANAGEMENT
                                   PRICE RISK               PRICE RISK              ASSETS/
                               MANAGEMENT ASSETS      MANAGEMENT LIABILITIES     (LIABILITIES)
                             ----------------------   ----------------------   -----------------
                                         VALUE AT                 VALUE AT
                             AVERAGE   DECEMBER 31,   AVERAGE   DECEMBER 31,     NET VALUE AT
                              VALUE        2002        VALUE        2002       DECEMBER 31, 2002
                             -------   ------------   -------   ------------   -----------------
Electricity................  $  636       $  399      $1,360       $1,225            $(826)
Natural gas................   1,160        1,642       1,195        1,429              213
Crude oil..................       9           20          24           56              (36)
Other......................      69           57         120           21               36
                             ------       ------      ------       ------            -----
  Total....................  $1,874       $2,118      $2,699       $2,731            $(613)
                             ======       ======      ======       ======            =====

     The following table represents the net price risk management assets and liabilities by tenor, complexity and liquidity, excluding derivative financial instruments that were previously designated as cash flow hedges in accordance with SFAS No. 133 and certain power purchase agreements that have been determined to be derivatives under SFAS No. 133 and therefore subject to fair value accounting (See Item 7A for more discussion). As of December 31, 2002, approximately 86% of the net value was calculated using low complexity models with high price discovery. These include forwards, swaps and options at actively traded locations. Also, as of December 31, 2002, approximately 66% of the net value was expected to be realized by the end of 2003. Examples of medium and high complexity models include natural gas storage and transportation renewal options, respectively.

                                                  FAIR VALUE OF PRICE RISK MANAGEMENT
                                            ASSETS AND LIABILITIES AS OF DECEMBER 31, 2002
                              ---------------------------------------------------------------------------
                                 LOW COMPLEXITY       MEDIUM COMPLEXITY       HIGH COMPLEXITY
                                     MODELS                MODELS                  MODELS
                                PRICE DISCOVERY        PRICE DISCOVERY        PRICE DISCOVERY
                              --------------------   -------------------   ----------------------
                              HIGH   MEDIUM   LOW    HIGH   MEDIUM   LOW   HIGH    MEDIUM    LOW    TOTAL
                              ----   ------   ----   ----   ------   ---   -----   ------   -----   -----
                                                             (IN MILLIONS)
2003........................  $100    $24     $  6   $ 4    $   1    $--   $ --    $  --    $ --    $ 135
2004........................    24      2       --     1       --    --      --       --      --       27
2005........................    18     (7)      (5)    1       --    --      --       --      --        7
2006........................    35     (4)      (5)   --        1    --      --       --      --       27
2007........................    (1)     5       (2)   --       --     1      --       --      --        3
Thereafter..................    --     13      (13)   --       --     5      --       --       1        6
                              ----    ---     ----   ---    -----    ---   -----   -----    -----   -----
Net assets..................  $176    $33     $(19)  $ 6    $   2    $6    $ --    $  --    $  1    $ 205
                              ====    ===     ====   ===    =====    ===   =====   =====    =====   =====

---------------

Model Complexity:

- Low -- Transactions involving exchange, or exchange look-a-like products with no operational or other constraints.

- Medium -- Transactions involving some operational constraints, but where these constraints are not the primary drivers of value/risk.

- High -- Transactions involving much more complex operational and/or contractual constraints, incorporating factors such as temperature, and where these items can be the primary drivers of value/risk.

Level of Price Discovery:

- High -- Large, liquid markets within the next 3 years, with multiple daily third party and/or exchange settled price quotes available.

- Medium -- Less liquid markets with periodic external price quotes available, or price levels which are validated, on a daily basis, indirectly as temporal and/or locational spreads off of "High" price discovery data.

- Low -- Illiquid markets with little or no external price quotes, or where the underlying transactions constitute a large portion of the totality of the transactions in the market.

     The process of model development, independent testing and verification of model robustness, system implementation and security, and version control are all covered by the oversight activities of our Model Oversight Committee. Documentation covering this process, including independent testing of model results by the Risk Control organization, is maintained for oversight purposes.

     See Item 7A "Market Risk" for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The accounting policies described below are considered critical in obtaining an understanding of Mirant's consolidated financial statements because their application requires significant estimates and judgments by management in preparing these consolidated financial statements. Management's estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management believes that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. In addition, the estimates and assumptions used in applying these critical accounting policies to our financial statements and other estimates about future operating results affect the calculation of the financial ratios and measures used to determine the Company's compliance with its debt covenants. Significant changes in these estimates and assumptions could impact calculations under our debt covenants. A more complete discussion regarding debt compliance and the Company's plans regarding future debt restructuring activities is discussed in "Financial Condition -- Liquidity and Capital Resources."

ACCOUNTING FOR COMMODITY TRADING ACTIVITIES:

     Our commodity trading activities include new origination transactions and risk management activities using contracts for energy, other energy related commodities and related derivative contracts. We use the mark-to-market method of accounting for our commodity trading activities. Under the mark-to-market method of accounting, we record the fair value of commodity and derivative contracts as price risk management assets and liabilities at the inception of the contract with changes in fair value being recorded on a net basis in revenues. Certain commodity trading transactions are entered into under master netting agreements that provide us with legal right of offset in the event of default by the counterparty and are therefore reported net in our consolidated balance sheets. Prior to the issuance of EITF 02-03, "Issues Related to Accounting for Contracts involved in Energy Trading and Risk Management Activities" the Company followed the guidance in EITF 98-10. Under 98-10, all energy trading contracts were accounted for at fair value. The consensus reached in EITF 02-03 rescinded EITF Issue 98-10 and required that all energy trading contracts that do not qualify as derivatives under SFAS No. 133 such as transportation contracts, storage contracts, and tolling agreements, should no longer be accounted for at fair value but rather on an accrual basis. This consensus was effective for all new contracts executed after October 25, 2002, and will require a cumulative effect adjustment to income after tax on January 1, 2003 for all contracts executed prior to October 25, 2002 which do not qualify as derivatives under SFAS No. 133. Our energy contracts that qualify as derivatives will continue to be accounted for at fair value under SFAS No. 133.

     We enter into a variety of contractual agreements, such as forward purchase and sale agreements, and futures, swaps and option contracts. Futures and option contracts are traded on a national exchange and swaps and forward contracts are traded in over-the-counter financial markets. These contractual agreements have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

     The fair value of these contracts are primarily determined using quoted market prices, or if no active trading market exists, quantitative pricing models. We estimate the fair value of derivative contracts using our pricing models based on contracts with similar terms and risks. Our modeling techniques assume market correlation and volatility such as using the prices of one delivery point to calculate the price of the contract's delivery point in the model. The nominal value of the transaction is also discounted using a London InterBank Offered Rate ("LIBOR") based forward interest rate curve. In addition, the fair value of our derivative contracts includes credit reserves reflecting the risk that the counterparties to these contracts may default on their obligations. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off hub delivery points. The amounts recorded as revenue change as these estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control.

     As of December 31, 2002, approximately $12 million of the net fair value of our price risk management assets and liabilities, excluding derivative financial instruments previously designated as cash flow hedges (see Item 7A for further discussion), was calculated using models with low price discovery. Low price discovery includes illiquid markets with little or no external price quotes, or where the underlying transactions constitute a large portion of the totality of the transactions in the market. These circumstances require management to make assumptions about forward commodity prices and volatility which could vary from actual future results. As a result of the limited amount of transactions and values that are derived using these quantitative models, our reported financial results should not be materially effected by these estimates. However, in the future, we could enter into additional contracts that are accounted for at fair value which may be difficult to measure. The Model Risk Oversight Committee maintains responsibility to review the model assumptions and design to ensure that the valuation methodologies are consistent and appropriate.

     INCOME TAX VALUATION ALLOWANCE

     SFAS No. 109, "Accounting for Income Taxes" requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company's past and anticipated future performance, the reversal of deferred tax liabilities, and the availability of tax planning strategies.

     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred tax assets when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. In 2002, the Company recognized a valuation allowance of $1,088 million primarily related to its United States net deferred tax assets.

     LONG-LIVED ASSETS

     We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. In 2002, we recorded several impairment charges totaling $373 million as shown in the table below (in millions).

                                                              IMPAIRMENT
DESCRIPTION                                                     CHARGE
-----------                                                   ----------
Turbines and related project costs..........................    $ 151
Mint Farm project costs.....................................       77
Power islands...............................................      134
Yulchon project cost........................................       11
                                                                -----
Total.......................................................    $ 373
                                                                =====

     Turbines and Related Project Costs: In March 2002 and December 2002, the Company recognized impairment charges of approximately $151 million related to the construction work in progress costs of turbines to be terminated and certain turbines that it intends to place in storage and the related project costs. As of December 31, 2002, the remaining estimated fair value of these projects was approximately $3 million, and is included in property, plant and equipment, net in the consolidated balance sheets.

     Impairment charges for turbines are based on comparing our book value to the expected amounts that would be recoverable from a sale. The estimated sale values are determined by using quoted prices. The market for turbines is not liquid and there is no way of knowing for certain the net realizable value until proceeds are received or otherwise realized.

     Substantially all construction has been suspended on four projects that resulted in impairment charges of $77 million related to the Mint Farm project only. These impairment charges were based on comparing the estimated discounted cash flows, including costs of delaying construction, incurring suspension costs and later continuing development against the fair value of the discounted cash flows from the planned operations of the power plants. The estimated cash flows from the plants are based on our estimate of forward electricity and natural gas prices that have varying degrees of transparency. The forward market prices for natural gas are generally available for 36 months to 48 months. Forward market prices for electricity are generally available for 24 months to 36 months. For forward prices beyond these periods, we construct a model based on third party data and our market expectations. This data assumes demand and supply changes impacting the power generation market that are difficult to accurately predict. We discounted expected cash flows using an 8.5% rate, which was determined to be an appropriate rate reflective of project risk. The impairment charges for these three projects would change by $20 million for every 100 basis point change in the discount rate.

     Power Islands: In the third quarter of 2002, the Company assessed the recoverability of certain costs associated with two engineered equipment packages (commonly referred to as "power islands") related to its proposed development projects in Europe and Korea. Based on management's estimate of recoverability of the costs of these power islands, an impairment loss of $134 million was recognized in 2002. The Company also recorded an impairment loss of $11 million for the related Yulchon Project site in Korea.

     Other Long-Lived Assets: We reviewed the estimated undiscounted future cash flows of our other North American, Caribbean, and Asian long-lived assets and concluded that the estimated cash flows attributable to each of the assets exceeded their carrying value. Consequently, we did not record any impairment losses on these assets.

     GOODWILL AND INTANGIBLE ASSETS

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. The Statement requires that if the fair value of a reporting unit is less than its carrying value including goodwill (Step I), an impairment charge for goodwill must be recognized. The impairment charge is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II).

     Upon adopting SFAS No. 142, we defined our reporting units, as required by the Statement, for purposes of testing goodwill for impairment. Our reporting units are the Americas, the Caribbean and Asia. The geographically defined reporting units have specific management that is held responsible for decision-making for a group of components representing the reporting unit. These reporting units reflect the way we manage our business. Impairment testing at this reporting unit level reflects how acquisitions were integrated into Mirant and how Mirant is managed overall. The components within our reporting units serve similar types of customers, provide similar services and operate in similar regulatory environments. The benefits of goodwill are shared by each component.

     In performing the impairment evaluation required by SFAS No. 142, the Company estimates the fair value of each reporting unit and compares it to the carrying amount of that reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of that reporting unit, the Company is required to perform the second step of the impairment test. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Upon the adoption of SFAS No. 142, the fair value of each of the Company's reporting units exceeded the carrying amount of the reporting unit in the transition test and no impairment charge was recognized.

     In connection with our annual impairment assessment performed as of October 31, 2002, we tested all of our reporting units for impairment and recorded an impairment charge of $697 million for goodwill related to our Asia reporting unit. No impairment charge for goodwill related to our North American or Caribbean reporting units was assessed. We believe that the accounting estimates related to determining the fair value of goodwill and any resulting impairment are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets, and because of the impact that recognizing an impairment could have on our compliance with certain debt covenant financial ratios. Our assumptions about future sales, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future. Due to the subjective nature of our goodwill impairment analysis we have provided certain critical assumptions used in our analysis for each of our reporting units as follows:

     Asia Goodwill Analysis -- Based on our impairment analysis, we recorded an impairment charge of $697 million in the fourth quarter of 2002. This impairment was primarily attributable to the loss of future cash flows associated with certain Asian assets sold during the year, principally our investment in Shajiao
C. Within our Asian business are three long-term power plant contracts that transfer ownership of the power plants to the Philippine NPC between 2022 and 2025. Three of our largest power projects in this reporting unit, Sual, Pagbilao and Ilijan, representing 82% of the capacity, have entered into fixed-price, long-term contracts with NPC. The contracts are build-operate-transfer ("BOT") agreements pursuant to which Mirant Asia-Pacific builds the power facilities, operates them during a cooperation period of up to twenty-five years, then transfers ownership to NPC at the end of the cooperation period. Under the contract, the NPC acts as both the fuel supplier and the energy off-taker. As a result, substantially all the dispatch risk and fuel price risk remains with NPC. The payments under the BOT agreements are almost entirely in United States dollars and not subject to currency fluctuations. Mirant Asia-Pacific also enjoys protection against political force majeure and change in law under the contracts. These three BOT projects contribute more than 90% of the cash flow for Mirant Asia-Pacific. The contractual ownership transfer will impact our annual goodwill analysis resulting in a portion of the remaining goodwill balance being written off periodically until the time of ownership transfer. Prior to the impairment charge in the fourth quarter of 2002, we had $1.3 billion of goodwill on our consolidated balance sheet related to the Asia reporting unit. As of December 31, 2002, we have $582 million of goodwill on our consolidated balance sheet related to the Asia reporting unit. The critical assumptions used in our analysis are as follows:

     - Mirant's Sual project operates under a 25-year term BOT agreement with 1,000 MW of capacity committed to NPC. At the end of the agreement, October 2024, the plant is required to be transferred to NPC free from any lien or payment of compensation. NPC acts as both the fuel supplier and energy off-taker under the agreement. NPC procures all the fuel necessary for each plant, at no cost to Mirant Asia-Pacific's subsidiary, and has accepted substantially all fuel risks and fuel related obligations other than each plant's actual fuel burning efficiency. Mirant Asia-Pacific receives compensation under the BOTs for fixed capacity fees, variable energy fees and other incidental fees. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to dispatch level of the plant. Capital recovery fees, infrastructure fees, and service fees, which comprise most of the fixed capacity charges, are denominated in United States dollars. The fixed operating fees, energy fees and other incidental fees have both United States dollar and Philippine peso components that are both indexed to inflation rates. Mirant is responsible for management, operations and maintenance of the plants and earns fees for providing those services. The remaining net available capacity is sold to NPC and large industrial or commercial users at contracted prices.

     - Mirant's Pagbilao project operates under a 29-year term BOT agreement with 735 MW of capacity committed to NPC. At the end of the agreement, August 2025, the plants are required to be transferred to NPC free from any lien or payment of compensation. NPC acts as both the fuel supplier and energy off-taker under the agreement. NPC procures all the fuel necessary for each plant, at no cost to Mirant Asia-Pacific's subsidiary, and has accepted substantially all fuel risks and fuel related obligations other than each plant's actual fuel burning efficiency. Mirant Asia-Pacific receives compensation under the agreement for fixed capacity fees, variable energy fees and other incidental fees. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to dispatch level of the plant. Capital recovery fees, infrastructure fees, and service fees, which comprise most of the fixed capacity charges, are denominated in United States dollars. The fixed operating fees, energy fees and other incidental fees have both United States dollar and Philippine peso components that are both indexed to inflation rates.

     - Mirant holds a 20% minority interest in Ilijan, a 1,251 NW gas-fired combined cycle power plant in the Philippines. Ilijan operates under a 20-year energy conversion agreement for 1,200 MW with NPC.

     - Other Items -- The Asia forecasted cash flow data assumes the Pagbilao and Sual minority shareholders exercise the put options requiring Mirant Asia-Pacific to purchase the minority shareholders' interest in the Pagbilao and Sual projects between 2003 and 2005.

     - Cost of Capital -- The cost of capital rate significantly impacts the fair value of our projected future cash flows. We used a cost of capital of 13% in determining the present value of our projected future cash flows. The rate was determined based on a study of discount rates in the current market used to value similar cash flow streams, specific capital fundamentals related to Mirant and comparable industry group data. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point change in the cost of capital rate would change the discounted value of our projected future cash flows by approximately $70 million.

     North America Goodwill Analysis -- We engaged a third party appraisal firm to review our annual financial plan and perform our Step I goodwill impairment analysis to determine if the fair value of our

North American reporting unit was less than its carrying value including goodwill at October 31, 2002. The third party appraisal firm reviewed the critical assumptions used in our financial plan. The result of the impairment analysis indicated that the fair value of our North American reporting unit was higher than its carrying value including goodwill at October 31, 2002 indicating that no impairment was necessary. At December 31, 2002, we had $2 billion of goodwill on our consolidated balance sheet related to the North American segment. The critical assumptions used in our analysis are as follows:

     - Forward Prices of Electricity and Natural Gas -- We used the forward market curves that are used by Mirant for mark-to-market accounting and that are regularly checked by Mirant's Risk Control group against broker quotes and exchange closing prices. Typically, the liquidity of these forward markets decreases significantly as maturity increases. Liquid market data is generally available in the first 36-48 months for natural gas prices and 24-36 months for power prices. Since our forecast is a 10-year estimate, for periods outside the liquid market we construct the forward prices using data available from third parties and our market knowledge. As such, our estimated future cash flows which contribute to the determination of the fair value of our North American reporting unit are highly sensitive to these price forecasts.

     - Terminal Value -- We assume a terminal value based on the ability to continue plant operations and additional growth from plant expansion or new construction after 2010. Mirant employed a 4% terminal growth rate assumption in the discounted cash flow analysis. This rate was determined considering inflationary growth, historical and projected GDP growth, electricity demand, and generation capacity growth. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point change in the terminal value growth rate would change the discounted value of our projected future cash flows by approximately $800 million.

     - Assets sales -- Our financial plan assumes certain asset sales representing approximately 2,000 MW of generating capacity in the North American segment.

     - Weighted average cost of capital -- the weighted average cost of capital rate significantly impacts the fair value of our projected future cash flows. We used a weighted average cost of capital of 10.25% in determining the present value of our projected future cash flows. The rate was determined based on a study of discount rates in the current market used to value similar cash flow streams, specific capital fundamentals related to Mirant and comparable industry group data. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point change in the rate would change the discounted value of our projected future cash flows by approximately $1.2 billion.

          The above assumptions were critical to our arriving at fair values of the physical assets and other intangible assets of the Company. We used the income approach in valuing our assets rather than a market approach, except in the case of assets expected to be sold, because we believe the income approach provides the best indicator of value that we expect to derive for our stakeholders over time. We used the market approach for expected asset sales. The combined subjectivity and sensitivity of our assumptions and estimates used in our goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates resulting in an impairment charge being required.

     Equity Method Investments -- We analyze our equity method investments, generally defined as investments where we own less than 50% but more than 20% of the voting stock, for impairment whenever evidence is present indicating a loss in value or ability to recover the carrying value of our investment. An impairment charge is required to be recorded if the resulting decline in value reduces the fair value our investment below its carrying value, and the decline is considered other than temporary. In the second quarter of 2002, we made the decision to sell our investment in WPD. Based on the initial purchase offers, we determined that our investment had experienced an other than temporary decline in fair value below our carrying value. We recorded an impairment charge of $325 million based on the preliminary purchase offers and an analysis from an investment banking firm regarding our investment. In the third quarter of 2002, we sold our investment in WPD for $235 million resulting in an additional loss of $3 million.

     We also recorded an impairment charge of $132 million related to our investment in CEMIG upon our decision to sell this investment to reflect its estimated net realizable value. CEMIG was sold in December 2002.

LITIGATION

     We are currently involved in certain legal proceedings. These legal proceedings are discussed in Item 3 Legal Proceedings and Note 15 to our consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information presented in this Form 10-K includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," " estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the failure of our assets to perform as expected or the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates; (3) our pursuit of potential business strategies, including the disposition of assets, termination of construction of certain projects or internal restructuring; (4) changes in state, federal and other regulations (including rate and other regulations); (5) changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject; (6) political, legal and economic conditions and developments; (7) changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing; (8) weather and other natural phenomena; (9) war or the occurrence of a catastrophic loss; (10) deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or perform obligations or services due to us; (11) financial market conditions and the results of Mirant's financial restructuring efforts, including its inability to obtain long-term or working capital on terms that are not prohibitive and the effects that would result on our liquidity and business; (12) the direct or indirect effects on our business of a lowering of our credit rating or that of Mirant Americas Generation or Mirant Americas Energy Marketing (or actions taken by us or our affiliates in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, curtailment of certain business operations in order to reduce the amount of required collateral, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts needed or on terms favorable to us; (13) the disposition of the pending litigation described in this Form 10-K; (14) the direct or indirect effects of the "going concern" explanatory paragraph contained in our, or our subsidiaries' independent auditors' reports; and (15) other factors, including the risks discussed elsewhere in this Form 10-K.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     In addition to the discussion of certain risks in Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to Mirant's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

  WE HAVE INCURRED SUBSTANTIAL INDEBTEDNESS ON A CONSOLIDATED BASIS TO FINANCE OUR BUSINESS. AS OF DECEMBER 31, 2002, OUR TOTAL CONSOLIDATED INDEBTEDNESS WAS $8.9 BILLION (APPROXIMATELY $4.4 BILLION OF WHICH WAS RECOURSE TO MIRANT CORPORATION). WE DO NOT EXPECT THAT OUR CASH FLOWS FROM OPERATIONS WILL COVER ALL OF OUR CAPITAL EXPENDITURES, INTEREST PAYMENTS AND DEBTS AS THEY BECOME DUE AND PAYABLE PURSUANT TO THEIR SCHEDULED MATURITIES. WE ARE WORKING ON A RESTRUCTURING PLAN PURSUANT TO WHICH WE WILL ASK CERTAIN OF OUR CREDITORS TO DEFER REPAYMENTS OF PRINCIPAL. OUR PURPOSE IS TO ENABLE THE COMPANY TO REPAY IN FULL ALL OF ITS OBLIGATIONS WITH INTEREST, INCLUDING UNSECURED LONG-TERM INDEBTEDNESS THAT IS NOT SO EXTENDED. OUR INABILITY TO SUCCESSFULLY RESTRUCTURE OUR DEBT WOULD MATERIALLY AND ADVERSELY EFFECT OUR FINANCIAL CONDITION AND WOULD LIKELY CAUSE US TO SEEK BANKRUPTCY COURT OR OTHER PROTECTION FROM OUR CREDITORS.

     We have incurred substantial indebtedness on a consolidated basis to finance our business. As of December 31, 2002, our total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant Corporation). We do not expect that our cash flows from operations will cover all of our capital expenditures, interest payments and debts as they mature. We are working on a restructuring plan pursuant to which we will ask certain of our creditors to defer repayments of principal. Those creditors include holders of approximately $4.5 billion of bank facilities (including our turbine facility and prepaid gas transaction) and capital markets debt of Mirant Corporation and approximately $800 million of bank and capital markets debt of Mirant Americas Generation. To reassure creditors who will be asked to extend maturities, all of whom are currently unsecured, the Company intends to offer security interests in substantially all of its and its subsidiaries' unencumbered assets as well as terms more favorable to the creditors. The purpose of the restructuring is to enable the Company to repay in full all of its obligations with interest, including unsecured long-term indebtedness that is not so extended. The Company has been working with its financial advisor to develop its financial restructuring plan. If this restructuring plan is accepted by creditors and creditors are ultimately paid in full, the Company believes that there will be value available for existing shareholders. We note that there can be no assurances either with respect to the accomplishment of the contemplated financial restructuring or with respect to the values that may ultimately be available for creditors and stockholders. In the event that we are unable to successfully restructure our debt we would likely be required to seek bankruptcy court or other protection from our creditors.

 THE LENDERS UNDER THE MIRANT CORPORATION BANK FACILITIES HAVE WAIVED COMPLIANCE WITH CERTAIN TERMS OF THOSE FACILITIES THROUGH MAY 29, 2003. UPON EXPIRATION OR TERMINATION OF THE WAIVER, THE LENDERS UNDER THE RESPECTIVE BANK FACILITIES WOULD BE ABLE TO RESTRICT THE ISSUANCE OF ADDITIONAL LETTERS OF CREDIT AND/OR DECLARE AN EVENT OF DEFAULT AND, AFTER THE RESPECTIVE CURE OR GRACE PERIOD, ACCELERATE THE INDEBTEDNESS UNDER SUCH BANK FACILITIES. AN ACCELERATION OF INDEBTEDNESS UNDER THE MIRANT CORPORATION BANK FACILITIES WOULD CROSS ACCELERATE APPROXIMATELY $910 MILLION OF MIRANT CORPORATION CAPITAL MARKETS AND OTHER INDEBTEDNESS.

     As a result of write-downs to reflect the impairment of goodwill, valuation allowances provided for net deferred tax assets, and deferred tax liabilities provided with respect to investments in non-United States subsidiaries, we anticipated that Mirant Corporation would not be in compliance with the recourse debt to recourse capital financial covenant under its bank facilities upon delivery of its financial statements for the year ended December 31, 2002. Therefore, we sought, and received, a waiver from the required lenders under the Mirant Corporation bank facilities for any potential breaches with respect to non-compliance with the recourse debt to recourse capital financial covenant, any potential breaches that could arise relating to our historical financial reporting requirements or representations or the inclusion in its independent auditors' report on the Company's annual financial statements of an explanatory paragraph stating that the Company has not presented the selected quarterly financial data specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements. The lenders under the respective Mirant Corporation bank facilities have agreed to such waiver through May 29, 2003, subject to certain terms and conditions, including limitations on capital expenditures and other material payments. Simultaneous with the term of the waiver, we will be working with the lenders under the Mirant Corporation bank facilities, together with other creditors, on a comprehensive plan to restructure our debt. Upon expiration or termination of the waiver, the lenders under the respective bank facilities would be able to restrict the issuance of additional letters of credit and/or declare an event of default and, after the respective cure or grace period, accelerate the indebtedness under such bank facilities. An acceleration of indebtedness under the Mirant Corporation bank facilities would cross accelerate approximately $910 million of Mirant Corporation capital markets and other indebtedness. The terms of the waiver provide for an additional extension, to July 14, 2003, with the prior written consent of lenders representing a majority of the committed amount under each of the facilities. However, the Company can provide no assurances either with respect to whether the waiver will be extended beyond May 29, 2003 or whether the lenders under the Mirant Corporation bank facilities will accelerate the loans after expiration or termination of the waiver. In the event that we are unable to secure a waiver beyond May 29, 2003, we would likely be required to seek bankruptcy court or other protection from our creditors.

 OUR ACTIVITIES ARE RESTRICTED BY SUBSTANTIAL INDEBTEDNESS. THIS INDEBTEDNESS MAY BE ACCELERATED IF WE ARE UNABLE TO SERVICE IT. ACCELERATION OF SOME OF OUR DEBT MAY CAUSE OTHER LENDERS TO ACCELERATE OTHER DEBT OBLIGATIONS.

     We have incurred substantial indebtedness on a consolidated basis to finance our business. As of December 31, 2002, our total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant Corporation), our total consolidated assets were $19.4 billion and our stockholders' equity was $3.0 billion. Our level of indebtedness has important consequences, including:

     - limiting our ability to refinance existing indebtedness as it comes due and to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes,

     - limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt,

     - increasing our vulnerability to general adverse economic and industry conditions, and

     - limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation.

     In addition, some of our existing debt agreements contain restrictive covenants which, among other things, limit our ability to:

     - incur indebtedness,

     - make prepayments of indebtedness in whole or in part,

     - pay dividends,

     - make investments,

     - engage in transactions with affiliates,

     - create liens,

     - sell assets, and

     - acquire facilities or other businesses.

     If we or one of our subsidiaries are unable to comply with the terms of its debt agreements, the relevant debt holders may accelerate the maturity of the obligations of such borrower. Although a default or acceleration of debt at the subsidiary level would not trigger a cross-default under Mirant Corporation's credit arrangements, a default or acceleration of our debt, or our subsidiaries', could cause cross-defaults or cross-accelerations under the obligations of such borrower and, in certain instances, the obligations of our other subsidiaries. In such event, and because of our substantial indebtedness, we may be unable to refinance such indebtedness and the respective borrower may be unable to repay such debt.

 CHANGES IN COMMODITY PRICES MAY IMPACT FINANCIAL RESULTS, EITHER FAVORABLY OR UNFAVORABLY.

     Our generation and distribution businesses are subject to changes in power prices and fuel costs which may impact their financial results and financial position by increasing the cost of producing power and decreasing the amounts they receive from the sale of power. In addition, actual power prices and fuel costs may differ from those assumed in our financial models.

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

     Additionally, we may, at times, have an open position in the market, within established guidelines, resulting from the management of our portfolio. To the extent open positions exist, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. Furthermore, the risk management procedures we have in place may not always be followed or may not always work as planned. As a result of these and other factors, we cannot predict with precision the impact that risk management decisions may have on our businesses, operating results or financial position. Although we devote a considerable amount of management efforts to these issues, their outcome is uncertain.

  OUR LIQUIDITY AND PROFITABILITY MAY DECLINE IF WE ARE NOT ABLE TO EXECUTE OUR HEDGING STRATEGY OR IF OUR HEDGING STRATEGIES DO NOT WORK AS PLANNED.

     To lower our financial exposure related to commodity price fluctuations, our commodity trading operations may enter into contracts to hedge purchase and sale commitments, weather conditions, fuel requirements and inventories of natural gas, coal, electricity, crude oil and other commodities. As part of this strategy, we routinely utilize fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, we do not expect to cover the entire exposure from market price volatility of our assets and the coverage will vary over time. In addition, as a result of marketplace illiquidity and other factors, our commodity trading operations will likely not be able to or may choose not to fully hedge our portfolios for market risks. This inability to hedge against changes in commodity prices may cause our profitability to decline.

  OUR PROJECTS LOCATED OUTSIDE OF THE UNITED STATES EXPOSE US TO RISKS RELATED TO LAWS OF OTHER COUNTRIES, TAXES, ECONOMIC CONDITIONS, FLUCTUATIONS IN CURRENCY RATES, LABOR SUPPLY AND RELATIONS, POLITICAL CONDITIONS AND POLICIES OF FOREIGN GOVERNMENTS. THESE RISKS MAY DELAY OR REDUCE OUR REALIZATION OF VALUE FROM OUR INTERNATIONAL PROJECTS.

     We have substantial operations outside the United States. In 2002, we derived approximately 16% of our operating revenues from foreign operations. The financing and operation of projects outside the United States entail significant political and financial risks, which vary by country, including:

     - changes in laws or regulations,

     - changes in foreign tax laws and regulations, including unexpected tax liabilities,

     - changes in United States laws, including tax laws, related to foreign operations,

     - compliance with United States foreign corrupt practices laws,

     - changes in government policies or personnel,

     - changes in general economic conditions affecting each country,

     - difficulty in converting earnings to United States dollars or moving funds out of the country in which the funds were earned,

     - fluctuations in currency exchange rates,

     - changes in labor relations in operations outside the United States,

     - political instability and civil unrest, and

     - expropriation and confiscation of assets and facilities.

     Despite contractual protections we have against many of these risks for our operations in the Philippines and some other countries in which Mirant operates or may invest in the future, our actual results may be affected by the occurrence of any of these events.

     Risk from fluctuations in currency exchange rates can arise when our foreign subsidiaries borrow funds in one type of currency but receive revenue in another. In such cases, an adverse change in exchange rates can reduce our ability to meet debt service obligations. Foreign currency risk can also arise when the revenues received by our foreign subsidiaries are not in United States dollars. In such cases, a strengthening of the United States dollar could reduce the amount of cash and income we receive from these foreign subsidiaries.

     While we believe we have contracts in place to mitigate our most significant foreign currency exchange risks, we have some exposure that is not hedged.

  SOME OF OUR FACILITIES DEPEND ON ONLY ONE OR A FEW CUSTOMERS OR SUPPLIERS. THESE PARTIES, AS WELL AS OTHER PARTIES WITH WHOM WE HAVE CONTRACTS, MAY FAIL TO PERFORM THEIR OBLIGATIONS, OR MAY TERMINATE THEIR EXISTING AGREEMENTS, WHICH MAY RESULT IN A DEFAULT ON PROJECT DEBT OR LOSS IN REVENUES AND MAY REQUIRE US TO INSTITUTE LEGAL PROCEEDINGS TO ENFORCE OUR AGREEMENTS.

     Several of our power production facilities rely on a single customer or a few customers to purchase most or all of the facility's output or on a single supplier or a few suppliers to provide fuel, water and other services required for the operation of the facility. Our sale and procurement agreements for these facilities may also provide support for any project debt used to finance the related facilities. The financial performance of these facilities is dependent on the continued performance by customers and suppliers of their obligations under their long-term agreements.

     In addition, our commodity trading operations are exposed to the risk that counterparties which owe us money or energy as a result of market transactions will not perform their obligations. We are currently owed significant past due revenues from the PX and CAISO.

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

  FAILURES OF COMPANIES WITHIN OUR SECTOR COULD HAVE A MATERIALLY ADVERSE EFFECT ON US.

     The failure of companies within our sector could have a materially negative effect on our business. As a result of intra-industry company failures and other factors, we have experienced such adverse effects as increased negative sentiment and reactions from our customers, investors, lenders and credit rating agencies, increased requirements for collateral in the transaction of our businesses, increased pressure on our liquidity and reduced access to additional capital. Additional failures within our sector could heighten these reactions or cause additional negative impacts on our business which could impair our ability to achieve our business plan.

  OUR CREDIT RATINGS HAVE BEEN REDUCED BY MOODY'S, FITCH AND S&P TO NON-INVESTMENT GRADE; FURTHER REDUCTIONS COULD INCREASE OUR COLLATERAL REQUIREMENTS AND COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of April 25, 2003, our senior unsecured debt is rated "Caa2" with Negative Outlook by Moody's. As of the same date, S&P has assigned a rating to our senior unsecured debt of "B" on CreditWatch with negative implications, and Fitch has assigned a rating to our senior unsecured debt of "B+" Rating Watch Negative. While the foregoing indicates the ratings from the various rating agencies, we note that these ratings are not a recommendation to buy, sell or hold our securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.

     While we have removed ratings triggers from our various contracts, it is possible that significant additional downgrades by the various credit ratings agencies could materially negatively impact our business. For example, significant additional downgrades could further increase requirements for collateral in the transaction of our businesses, increase negative sentiment and reactions from our customers, regulators, investors, lenders or other credit rating agencies, increase pressure on our liquidity and reduce our ability to raise capital. These reactions, and others, could impair our ability to achieve our business plan.

  OUR COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS ARE SIGNIFICANT AND THE COST OF COMPLIANCE WITH NEW AND EXISTING ENVIRONMENTAL LAWS COULD ADVERSELY AFFECT OUR PROFITABILITY.

     Our operations are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection. To comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment and emission fees. We may be exposed to compliance risks from new projects, as well as from plants we have acquired.

     Our failure to comply with environmental laws may result in the assessment of penalties and fines against us by regulatory authorities. With the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by us subject to environmental regulation, we expect our environmental expenditures to be substantial in the future. As is true in many countries of the world, the governments of the United States, the Philippines and Trinidad and Tobago have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management.

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

     Our Birchwood and PowerGen affiliates are not subject to our control of management and policies to the same extent as our consolidated subsidiaries. However, we do exercise significant influence over the operations of these affiliates, and we account for these investments using the equity method of accounting. These affiliates contributed approximately 1% of our income (loss) from continuing operations in 2002.

     The debt agreements of some of our subsidiaries and affiliates restrict their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the payment of other obligations, including operating expenses, debt service and reserves. Further, if we elect to receive distributions of earnings from our foreign operations, we may incur United States taxes on such amounts. Such amounts may also be subject to withholding taxes in some countries. Tax on the repatriation of these earnings has already been provided in the consolidated financial statement.

  OUR BUSINESS DEVELOPMENT ACTIVITIES MAY NOT BE SUCCESSFUL AND, AS SUCH, PROJECTS MAY BE CANCELLED OR OTHERWISE MAY NOT COMMENCE OPERATION AS SCHEDULED DESPITE THE EXPENDITURE OF SIGNIFICANT AMOUNTS OF CAPITAL.

     Our business involves numerous risks relating to the acquisition, development and construction of large power plants. During the past year, we have terminated many of our previously planned development projects and deferred other such projects. The termination of these projects has resulted in the write-off of significant amounts of expenses, including termination expense payments in connection with turbine acquisition agreements. Future terminations of projects would most likely result in additional write-offs which could be material.

     Our future success in developing a particular project may be contingent upon, among other things, negotiation of satisfactory engineering, construction, fuel supply and power sales contracts, receipt of required governmental permits and timely implementation and satisfactory completion of construction. We may be unsuccessful in accomplishing any of these matters or in doing so on a timely basis. Although we may attempt to minimize the financial risks in the development of a project by securing a favorable power sales agreement, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction, the development of a power project may require us to expend significant sums for preliminary engineering, permitting, legal, equipment fabrication and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed.

     Currently, we have power plants under development or construction. Our completion of these facilities without delays or cost overruns is subject to substantial risks, including changes in market prices; shortages and inconsistent qualities of equipment, material and labor; work stoppages; permitting and other regulatory matters; adverse weather conditions; unforeseen engineering problems; environmental and geological conditions; unanticipated cost increases; and our attention to other projects, any of which could give rise to delays, cost overruns or the termination of the plant expansion, construction or development.

     If we were unable to complete the development of a facility, we would generally not be able to recover our investment in the project. The process for obtaining initial environmental, siting and other governmental permits and approvals is complicated, expensive and lengthy, often taking more than one year, and is subject to significant uncertainties. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues and may, in turn, adversely affect our results of operations. The failure to complete construction according to specifications can also result in liabilities, reduced plant efficiency, higher operating costs and reduced earnings.

 THE IRS HAS COMPLETED ITS AUDIT OF MIRANT FOR ALL TAX YEARS THROUGH 1999. FOR YEARS SUBSEQUENT TO 1999, THE IRS MAY RAISE ISSUES THAT COULD HAVE A MATERIAL EFFECT ON OUR CASH FLOWS.

     The IRS has completed its audit of Mirant for all tax years through 1999. The tax liability resulting from this audit has already been reflected in the financial statements for 2002. For years subsequent to 1999, the IRS may raise issues that may have a material effect on our cash flows. Additionally, audits of certain of our foreign operations are currently underway. Management believes that it has adequately provided for any potential exposures related to such open tax years.

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

 TERRORIST ATTACKS, FUTURE WAR OR RISK OF WAR MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR OUR FUTURE GROWTH.

     Uncertainty surrounding terrorist acts, retaliatory military strikes or a sustained military campaign may impact our operations in unpredictable ways, including changes in insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy. The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to the terrorist attacks have made it difficult for us to obtain certain types of insurance coverage. As a result, we have chosen to self-insure some of our plants and facilities for acts of terrorism. A lower level of economic activity could also result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

 CONTINUATION OF CURRENT CAPITAL MARKET CONDITIONS COULD ADVERSELY AFFECT OUR PROSPECTS.

     Current conditions in our industry and in the capital markets have resulted in the need for additional liquidity. Continuation of these conditions could adversely affect our results of operations and growth prospects. We have taken many actions to respond to these conditions, including issuing additional equity, reducing our planned capital expenditures by deferring or canceling certain construction and acquisition projects, reducing corporate overhead expenses and undertaking the sale of several of our domestic and international assets. There can be no assurance that conditions in the energy equity markets will not continue to adversely affect our ability to efficiently conduct our marketing operations and affect our results of operations.

 WE ARE CURRENTLY INVOLVED IN SIGNIFICANT LITIGATION THAT, IF DECIDED ADVERSELY TO US, COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, CASH FLOWS AND RESULTS OF OPERATIONS.

     We are currently involved in a number of lawsuits concerning our activities in the western power markets. These include a number of lawsuits by the California Attorney General and ratepayers alleging, among other things, that certain owners of electric generation facilities in California, and energy marketing, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and allegedly inflated wholesale electricity prices in California. Additionally, a class action is pending against us and four of our officers and former officers alleging, among other things, that defendants made material misrepresentations and omissions to the investing public regarding our business operations and future prospects during the period from January 19, 2001 through May 6, 2002. In addition, we are involved in various other litigation matters, all of which are described in more detail in this Form 10-K. We intend to vigorously defend against those claims which we are unable to settle, but the results of this litigation cannot be determined. Adverse outcomes for us in this litigation could require significant expenditures by us and could have a material adverse effect on our financial condition, cash flows and results of operations.

  MIRANT MAY BE UNABLE TO RETAIN PERSONNEL CAPABLE OF SUCCESSFULLY EXECUTING OUR BUSINESS PLAN GIVEN THE UNCERTAIN BUSINESS CLIMATE FOR OUR SECTOR AND OUR COMPANY.

     If our financial position does not improve or if our financial restructuring is unsuccessful, there is a risk that personnel who are integral to the success of our business model will leave the company, disrupting our ability to successfully complete our short-and long-term goals.

     To reduce this risk, we have in place an equity-based compensation plan and have also put in place retention agreements with key employees. These measures are designed to provide incentives to these key employees to remain with Mirant throughout this critical period. There can be no assurance that these measures will be effective.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mirant is exposed to market risks associated with commodity prices, interest rates and foreign currency exchange rates. The Company is also exposed to credit risks.

COMMODITY PRICE RISK

  HEDGING STRATEGIES

     In connection with our power generating business in North America, we enter into a variety of short and long-term agreements to acquire the fuel for generating electricity, as well as to sell the electricity produced. A portion of our fuel is also purchased in the spot market and a portion of the electricity we produce is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of these commodities.

     In the Philippines, our business is largely conducted based on fixed-price long-term contracts denominated in United States dollars, under which the purchaser is responsible for supplying the fuel, thereby mitigating our exposures to both fluctuating commodity prices, as well as currency exchange rates.

     In the Caribbean, our generating facilities either operate as rate regulated integrated utilities, or under long-term power sales agreements which contain energy cost adjustment clauses. These arrangements help mitigate our exposure to commodity prices in these businesses.

     The financial performance of our power generating business is influenced by the difference between the cost of converting source fuel, such as natural gas or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one megawatt hour of electricity and the market value of the electricity generated is commonly referred to as a "spark spread". The operating margins that we realize are equal to the difference between the spark spread and the cost of operating the plants that produce the electricity sold.

     Spark spreads are dependent on a variety of factors that influence the cost of fuel and the sales price of the electricity generated over the longer term, including additional plant capacity in the regions in which we operate, plant outages, weather and general economic conditions. As a result of these influences, the cost of fuel and electricity prices do not always move in the same direction, which results in spark spreads widening or narrowing. We attempt to maximize the spark spreads we realize and mitigate our exposure to price volatility for fuel purchases and electricity sales in the spot market by securing fuel under short and long-term fixed price contracts, selling electricity under short and long-term fixed price contracts or utilizing derivative instruments to hedge the cost of fuel or the sales price of the electricity we produce.

     In recent years, the power generation industry has seen increasing spark spreads as the impact of steadily rising electricity demand reduced capacity reserve margins. These increasing spark spreads affected the financial performance of our generating assets in 2000 and 2001, particularly in California. In 2002, spark spreads narrowed, and remained relatively low compared to recent historical periods, which was the principal contributing factor in the deterioration in the financial performance of our generating businesses in the U.S. Excluding California, spark spreads in major metropolitan areas in the U.S. have declined on average 10% in 2002 compared to 2001 and we expect 2003 to be more similar to 2002 than 2001. For

Northern California, where our physical assets are located, spark spreads declined approximately 98% in 2002 as compared to 2001.

     From time to time, the Company enters into derivative financial instruments to manage the market risks associated with the electricity produced by our power plants that are not covered by long-term, fixed price contracts. We enter into a variety of contractual agreements, such as forward purchase and sale agreements, and futures, swaps and option contracts. Futures and option contracts are traded on a national exchange and swaps and forward contracts are traded in over-the-counter financial markets. These contractual agreements have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

     All derivative instruments are recorded in the consolidated balance sheet at fair value. Unless designated as cash flow hedges in accordance with SFAS No. 133, changes in the fair value of these derivative instruments are reflected in earnings currently, as unrealized gains or losses on derivative instruments. For derivative contracts that qualify and are designated as effective hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income ("OCI") until the related hedged items affect earnings. Any ineffective portion of the change in the fair value of the contracts is reported in earnings immediately. Settlements of amounts receivable or payable under all derivative instruments utilized to manage the price risk of fuel purchased or energy sold are recorded as an adjustment of revenue or the cost of fuel purchased, as applicable.

     The Company subsequently determined that all derivative financial instruments previously designated as cash flow hedges under SFAS No. 133 do not qualify for hedge accounting. Accordingly, all realized and unrealized gains and losses associated with all derivative transactions we entered into during the periods presented are recognized in earnings in the period incurred.

  PROPRIETARY TRADING ACTIVITIES

     In addition to managing commodity price risk for our generation assets, we also engage in proprietary trading primarily in regions where we own or operate generating facilities or other physical assets. The Company assumes certain market risks, in an effort to generate gains from changes in market prices, by entering into derivative instruments, including exchange-traded and over-the-counter contracts, as well as other contractual arrangements. Our proprietary trading business can be volatile and subject to swings in earnings and cash flow as commodity prices change. We manage our trading risk by monitoring compliance with stated risk management policies, as well as monitoring the effectiveness of our trading policies and strategies through our Risk Oversight Committee.

     These derivative financial instruments utilized in our proprietary trading activities are recorded at their estimated market value in our consolidated balance sheet as price risk management assets and liabilities. Changes in the market value and settlements of these instruments are recorded as net trading revenues.

     At times, we use complex derivatives for which the fair value determination is based on quantitative models. The quantitative models used may include assumptions that are not readily verifiable in the market. Therefore, the estimated value of these derivative instruments can be subject to unexpected changes in value as additional market information becomes available or upon settlement of the derivative instrument. To mitigate the risk that our quantitative models are not fully capturing the essential details of the derivative instruments, we have a Model Risk Oversight Committee to ensure that the model risk is properly controlled through a process of systematic model development, deployment and control. The Model Risk Oversight Committee sets the guidelines for model development, testing, implementation process and responsibilities.

  VALUE AT RISK

     We use a systematic approach to managing risks associated with our derivative instruments. For those transactions that are not designated for cash flow hedge accounting under SFAS No. 133, we use a Value-at-Risk (VaR) model to summarize in dollar terms the market price risk we have and the potential loss in value of the Company's portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. For those transactions that were designated for cash flow hedge accounting, we manage the market risks associated with these derivative financial instruments in conjunction with the underlying asset positions they are designed to hedge.

     All of our positions, except those that are designated for cash flow hedge accounting, are managed based on VaR limits that have been established by the Board of Directors of Mirant. VaR is a statistical measure that is dependent upon a number of assumptions and approximations. The Company uses recent historical price volatility to estimate how the value of the portfolio will move in the future. Given its reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. If future pricing patterns are not similar to historical patterns VaR could overstate or understate actual market risks. As a result, even though the portfolio is within the established VaR limit, actual gains or losses can exceed the reported VaR by a significant amount.

     We assume a 95% confidence interval and holding periods that vary by commodity to calculate our VaR exposure. By using a 95% confidence interval, we are accepting a 5% probability that the actual market risk in the portfolio is greater than what is indicated by the VaR calculation. The holding period assumption relates to our estimate of how long it would take to liquidate our commodity positions (i.e., how long our positions are subjected to market price risk before mitigating the position). To determine our holding period by commodity we analyze the relative liquidity of different commodity positions across different time horizons and locations by assuming different holding periods. For very liquid commodity positions, such as natural gas for delivery within one year, we use a five-day holding period, whereas for a less liquid commodity position, such as physical coal, we employ a sixty business day holding period. As a result, the VaR that we measure, monitor and report on a daily basis is larger than what would be obtained using a one-day holding period for all positions, commodities and commitments.

     Another important assumption in VaR is the effect of multiple commodities on risk. Our VaR calculation benefits from diversity; a variety of commodity positions that individually present large potential risk, when combined, present less risk. Our VaR calculation also takes into account very complex correlations between commodities, regions and time to determine the portfolio VaR.

     The VaR calculation methodology we use is a variance covariance statistical modeling technique. Although VaR is a common technique utilized in the industry to measure and manage market risk, there is no uniform industry method of calculating VaR and, therefore, different assumptions or estimates could produce significantly different VaR results for the same portfolio.

     The average VaR, using various assumed holding periods and a 95% confidence interval, was $34.3 million for the year ended December 31, 2002 and the VaR as of December 31, 2002, was $28.9 million, as compared to $51.8 million and $37.9 million, respectively, in 2001. If we assumed VaR levels using a one-day holding period for all positions and commitments in our portfolio based on a 95% confidence interval, our portfolio VaR was $9.6 million at December 31, 2002 and the average for the year ended December 31, 2002 was $11.2 million, compared to $11.9 million and $17.9 million, respectively, in 2001. During the year ended December 31, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation three times, which falls within our 95% confidence interval. During the second quarter of 2002, we implemented a new trading system to administer our natural gas transactions. As a result, the natural gas component of our total VaR calculation was held constant for a period of approximately 45 days. We believe this was a reasonable estimate of our average VaR calculations for 2002 and we would not have had additional instances of exceeding our VaR limits if the natural gas portion of the total VaR calculation would not have been held constant.

     The VaR data presented does not include the derivative financial instruments that were initially designated as hedges under SFAS No. 133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effects of these derivative financial instruments.

     In addition, we subsequently determined that certain of the Company's power purchase agreements are considered derivative financial instruments and subject to fair value accounting under SFAS No. 133. Previously, the Company believed the agreements qualified for the "normal purchase/normal sale" exception under SFAS No. 133 and had accounted for the agreements as executory contracts using the accrual method. These power purchase agreements have also not been included in the VaR data presented since it is also not practical to recalculate the data.

     The following is a summary of the units, equivalent megawatt-hours, duration and estimated fair value of the derivative financial instruments previously designated as cash flow hedges or normal purchase and sale exemption by commodity.

                          NOMINAL UNITS       EQUIVALENT MEGAWATT-HOURS   AVERAGE DURATION     ESTIMATED
                           LONG (SHORT)             LONG (SHORT)              (YEARS)         FAIR VALUE
                       --------------------   -------------------------   ----------------   -------------
                                                                                             (IN MILLIONS)
Electricity..........     (22) million  mwh         (22) million                1.7              $(35)
Natural gas..........      71 million mmbtu            7 million                1.3                41
Crude oil............     5 million barrels            2 million                1.4                 9
Residual fuel........     8 million barrels            5 million                0.8                26

The following table represents the estimated cash flows of these financial instruments and power purchase agreements (based on market prices at December 31, 2002) by tenor (in millions):

                               2003    2004    2005    2006    2007    THEREAFTER   TOTAL
                               -----   -----   -----   -----   -----   ----------   -----
ENERGY COMMODITY INSTRUMENTS:
Electricity..................  $ (23)  $ (13)  $  (2)  $  --   $   1     $   2      $ (35)
Natural gas..................     29       9       2       1      --        --         41
Crude oil....................      5       2       1       1      --        --          9
Residual fuel................     23       3      --      --      --        --         26
                               -----   -----   -----   -----   -----     -----      -----
  Subtotal...................     34       1       1       2       1         2         41
POWER PURCHASE AGREEMENTS....   (125)   (142)   (141)    (37)    (37)     (377)      (859)
                               -----   -----   -----   -----   -----     -----      -----
  Total......................  $ (91)  $(141)  $(140)  $ (35)  $ (36)    $(375)     $(818)
                               =====   =====   =====   =====   =====     =====      =====

Credit Risk

     Credit risk represents the loss that the Company would incur if a counterparty fails to perform under its contractual obligations. We have established controls to determine and monitor the creditworthiness of customers, as well as the quality of pledged collateral. To reduce the Company's credit exposure, the Company seeks to enter into payment master netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties. The Company attempts to further reduce credit risk with certain counterparties by entering into agreements that enable the Company to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events.

     Our credit policies are established and monitored by the Risk Oversight Committee. We measure credit risk as the loss we would record if our customers failed to perform pursuant to the terms of their contractual obligations less the value of collateral held by us, if any, to cover such losses. We manage our portfolio positions such that the average credit quality of the portfolio falls inside an authorized range. We use published ratings of customers, as well as our internal analysis, to guide us in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. Where external ratings are not available, we rely on our internal assessments of customers. The average credit quality is monitored on a regular basis and reported to the Risk Oversight Committee on a periodic basis, together with steps initiated to bring credit exposures to within the authorized range. The weighted average credit rating of our customers, based on outstanding balances and management's internal assessment, included in the net fair value of our price risk management assets was BBB+ at December 31, 2002.

     We also monitor the concentration of credit risk from various positions, including contractual commitments. Credit concentration exists when a group of customers have similar business characteristics, and/or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. We monitor credit concentration risk on both an individual basis and a group counterparty basis. The table below summarizes credit exposures by rating category as of December 31, 2002 (in millions, except percentages).

CREDIT RATING                      EXPOSURE   COLLATERAL HELD   NET EXPOSURE   % OF NET EXPOSURE
-------------                      --------   ---------------   ------------   -----------------
AA/Aa2...........................    $ 72          $ --             $ 72              12%
A/A2.............................     210            17              193              32
BBB/Baa2.........................     251            10              241              40
BB/Ba2 or lower..................     361           238              123              20
Unrated..........................      29            12               17               3
Less credit reserves.............     (36)           --              (36)             (7)
                                     ----          ----             ----
Total............................    $887          $277             $610
                                     ====          ====             ====

  Collection Risk

     Once we bill a customer for the commodity delivered or have financially settled the credit risk, the Company is subject to collection risk. Collection risk is similar to credit risk, collection risk is accounted for when we establish our allowance for bad debts. We manage this risk using the same techniques and processes used in credit risk discussed above. As of December 31, 2002, we had $295 million of bad debt reserves related to amounts not deemed collectible. Approximately $237 million of this reserve relates to two customers -- CAISO and PX, which is discussed more fully in Note 2 to our consolidated financial statements.

Interest Rate Risk

     Our policy is to manage interest expense using a combination of fixed- and variable-rate debt. From time to time, we also enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. These interest rate swaps are designated to hedge the variable interest rate risk in the underlying debt obligations. For swaps that qualify as cash flow hedges, changes in the fair value of the swaps are deferred in OCI and are reclassified from OCI as an adjustment of interest expense over the term of the swaps. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized as interest expense ratably over the remaining term of the hedged debt instruments.

     To assess our exposure to changes in interest rates, we determine the amount of our variable rate debt that is not hedged by an interest rate swap and then adjust this number for the amount of cash and investments having an offsetting exposure. If we sustained a 100 basis point change in interest rates for all variable rate debt and cash in all currencies, the change would affect earnings by approximately $5 million per year, based on variable rate balances outstanding at December 31, 2002.

Foreign Currency Risk

     From time to time, we have used currency swaps and currency forwards to hedge our net investments in certain foreign subsidiaries. Gains or losses on these derivatives are designated as hedges of net investments and are offset against the foreign currency translation gains or losses recorded in OCI relating to these investments. We do not have any foreign exchange contracts outstanding at December 31, 2002 that are designated as hedges of our investments in foreign countries. We have also utilized currency swaps to hedge the effect of exchange rate fluctuations on foreign currency denominated debt. In 2002, we sold our investments where this type of hedging was applicable. Occasionally, we use currency forwards to offset the effect of exchange rate fluctuations on forecasted transactions denominated in a foreign currency. We also use forward contracts to hedge a portion of our Canadian dollar denominated storage, transport and commodity transactions. When the gains and losses are accounted for using mark-to-market through income, we do not apply hedge accounting for the related currency forwards.

     We measure currency risk associated with net monetary investments denominated in foreign currencies using sensitivity analysis. At December 31, 2002, the carrying value of these investments would change by $3 million if applicable foreign currencies changed by 10% against the United States dollar. This figure does not include changes in income related to United States dollar denominated intercompany loans to foreign subsidiaries having a different functional currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at Mirant's Annual Meeting of Shareholders to be held on May 22, 2003 is set forth in Mirant's Proxy Statement and is incorporated herein by reference.

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

ITEM 14.  CONTROLS AND PROCEDURES

     During an interim review for the second quarter of 2002, the Company's independent auditors assessed the internal controls of the Company's North American energy marketing and risk management operations and advised the Company's Audit Committee that certain deficiencies identified in this review collectively constituted a material control weakness. The Company assigned the highest priority to the short and long-term correction of the internal control deficiencies identified and has made significant progress. As of the date of this report, we believe we have corrected deficiencies to internal controls in place and no longer have a material internal control weakness. A summary of the main control issues identified and the Company's resolution is detailed below.

RESOLUTION OF MATERIAL CONTROL WEAKNESS DEFICIENCY

     As part of the internal control assessment completed by its independent auditor, the Company received detailed process improvement recommendations during October 2002 which addressed the internal control deficiencies in existence at June 30, 2002, the most significant of which relate to the Company's systems and processes and include:

          (i) Inadequate analysis, documentation and internal communication of natural gas actualization adjustments;

          (ii) Inadequate reconciliation of the Company's risk report and general ledger;

          (iii) Inadequate systems integration and data reconciliation; and

          (iv) Untimely resolution of balance sheet account reconciliation discrepancies.

     As noted, the Company assigned the highest priority to addressing these deficiencies and developed a detailed action plan, including both short and long-term corrective measures. Initially, intensive manual processes were implemented to ensure the accuracy of the Company's financial statements. Additionally, the Company has implemented other short-term steps during the fourth quarter of 2002 in order to improve the controls detailed above by December 31, 2002. The Company believes that the corrective actions implemented prior to December 31, 2002 and additional manual procedures instituted are sufficient to ensure the accuracy of the financial statements as of and for the period ended December 31, 2002.

     Subsequent to December 31, 2002, the Company has continued to implement both short and long-term solutions to resolve the control deficiencies identified. Specifically, the risk report to general ledger reconciliation and actualization issues were resolved by enabling the mid and back office data to reconcile information on an individual transaction basis, identifying and resolving all variances between the risk report and general ledger, and developing action plans to eliminate any systemic differences. The systems integration issues noted were addressed through the continued implementation of functionality included in the Company's new information technology system for natural gas trading and marketing activities ("ENDUR"), supported by increased controls and reconciliations around manual interfaces in the interim. The issue concerning untimely resolution of balance sheet reconciliation discrepancies was addressed by instituting standard policies, procedures and controls across all North American sites.

     The Company continues to focus on certain longer-term initiatives, many of which are tied to systems implementations and integration projects, and expects these to be completed throughout the second and third quarters of 2003. Until these system solutions are in place and operating effectively, the additional manual processes and management oversight previously implemented will remain in place. Management has discussed its action plan with the Audit Committee and its independent auditors and will continue to provide periodic updates on progress made. As of the date of this filing, the Company is satisfied that the manual processes and systems of internal controls are now adequate. Like other companies, however, management cannot provide absolute assurance that material control weaknesses will not be identified from time to time or that any such weaknesses would not materially affect our financial results.

EVALUATION OF DISCLOSURE CONTROLS

     Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures were effective.

CHANGES IN INFORMATION SYSTEMS

     Effective April 1, 2002, the Company implemented ENDUR, a new risk management system for its gas trading and marketing activities in North America. Because of ENDUR's improved capabilities over the legacy systems, management views the implementation of ENDUR as a significant change in internal controls. In addition, the Company recently modified its power trading and marketing information technology system to improve reporting of realized and unrealized income associated with power transactions and expects to implement the ENDUR system for power by mid-year 2003.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

           See "Index to Financial Statements" set forth on page F-1.

        2. Financial Statement schedules
             None

        3. Exhibit Index

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
   3.1*       Restated Certificate of Incorporation (Designated on Form
              S-1 in Registration No. 333-35390 as Exhibit 3.1)
   3.2*       Bylaws of the Company (Designated on Form S-1 in
              Registration No. 333-35390 as Exhibit 3.2)
   4.1*       Specimen Stock Certificate (Designated on Form S-1 in
              Registration No. 333-35390 as Exhibit 4.1)
   4.2*       Certificate of Trust (Designated on Form S-1 in Registration
              No. 333-41680 as Exhibit 4.2)
   4.3*       Trust Agreement (Designated on Form S-1 in Registration No.
              333-41680 as Exhibit 4.3)
   4.4*       Certificate of Designation of Series A Preferred Stock
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 4.11)
   4.5*       Certificate of Designation of Series B Preferred Stock
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 4.12)
   4.6*       Rights Agreement between Southern Energy, Inc. (now Mirant
              Corporation) and ChaseMellon Shareholder Services, L.L.C.
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 4.13)
  10.1*       Form of Master Separation and Distribution Agreement
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 10.1)
  10.2*       Form of Transitional Services Agreement (Designated on Form
              S-1 in Registration No. 333-35390 as Exhibit 10.2)
  10.3*       Form of Indemnification and Insurance Matters Agreement
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 10.3)
  10.4*       Form of Technology and Intellectual Property Ownership and
              Licenses Agreement (Designated on Form S-1 in Registration
              No. 333-35390)
  10.5*       Form of Confidential Disclosure Agreement (Designated on
              Form S-1 in Registration No. 333-35390 as Exhibit 10.5)
  10.6*       Form of Employee Matters Agreement (Designated on Form S-1
              in Registration No. 333-35390 as Exhibit 10.6)
  10.7*       Form of Amendment Number One to the Employee Matters
              Agreement (Designated on Form 10-K filed March 21, 2001 as
              Exhibit 10.7)
  10.8*       Form of Tax Indemnification Agreement (Designated on Form
              S-1 in Registration No. 333-35390 as Exhibit 10.7)

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
  10.9*       Form of Registration Rights Agreement (Designated on Form
              S-1 in Registration No. 333-35390 as Exhibit 10.8)
  10.10*      Form of Mirant Corporation Employee Stock Purchase Plan
  10.11*      Deferred Compensation Agreement with S. Marce Fuller
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 10.11)
  10.12*      Deferred Compensation Agreement with Raymond D. Hill
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 10.12)
  10.13*      Deferred Compensation Agreement with Richard J. Pershing
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 10.13)
  10.14*      Amended and Restated Employment Retention Agreement with
              Frederick D. Kuester (Designated on Form S-1 in Registration
              No. 333-35390 as Exhibit 10.14)
  10.16*      Formation Agreement by and between SEI Holdings, Inc. and
              Vastar Resources, Inc. dated August 8, 1997 (Designated on
              Form S-1 in Registration No. 333-35390 as Exhibit 10.17)
  10.17*      Energy Conversion Agreement for a Coal Fired Thermal Power
              Station at Sual Pangasinan, Philippines between National
              Power Corporation and CEPA Pangasinan Electric Limited dated
              May 20, 1994 (Designated on Form S-1 in Registration No.
              333-35390 as Exhibit 10.18)
  10.18*      Build, Operate and Transfer Project Agreement for a Gas
              Turbine Power Station in Navotas, Manila between National
              Power Corporation and Hopewell Project Management Company
              Limited dated 16th November, 1988 (Designated on Form S-1 in
              Registration No. 333-35390 as Exhibit 10.19)
  10.19*      Navotas II, Build, Operate and Transfer Project Agreement
              for a Gas Turbine Power Station in Navotas, Manila between
              National Power Corporation and Hopewell Energy International
              Limited, dated 29 June, 1992 (Designated on Form S-1 in
              Registration No. 333-35390 as Exhibit 10.20)
  10.20*      Energy Conversion Agreement for a Coal Fired Thermal Power
              Station at Barangay Ibabang Pulo, Pagbilao, Quezon,
              Philippines between National Power Corporation and Hopewell
              Energy International Limited, dated 9th November, 1991
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 10.21)
  10.21*      Amendment Agreement, dated the 30th day of March 1993, to an
              Energy Conversion Agreement between Hopewell Energy
              International Limited, National Power Corporation and
              Hopewell Power (Philippines) Corp. dated 9th November 1991
              (Designated on Form S-1 in Registration No. 333-35390 as
              Exhibit 10.22)
  10.23*      Form of Mirant Services Employee Savings Plan
  10.24*      Form of Mirant Services Bargaining Unit Employee Savings
              Plan
  10.25*      Amendment to Change in Control Agreement with S. Marce
              Fuller (Designated as Exhibit 10.25 on Form 8-K filed
              November 29, 2001).
  10.26*      Amendment to Change in Control Agreement with Raymond D.
              Hill (Designated as Exhibit 10.26 on Form 8-K filed November
              29, 2001).
  10.27*      Amendment to Change in Control Agreement with Richard J
              Pershing (Designated as Exhibit 10.27 on Form 8-K filed
              November 29, 2001).
  10.28*      Change in Control Agreements with Douglas L. Miller
              (Designated as Exhibit 10.28 on Form 8-K filed November 29,
              2001).
  10.29*      Form of Amended and Restated Mirant Corporation Omnibus
              Incentive Compensation Plan
  10.31*      Form of Amended and Restated Mirant Services Supplemental
              Executive Retirement Plan
  10.32*      Form of Mirant Corporation Change in Control Benefit Plan
              Determination Policy
  10.33*      Change in Control Agreement with Vance N. Booker (Designated as Exhibit 10.33 on Form 8-K filed November 29, 2001).
  10.34*      Change in Control Agreement with James Ward (Designated as
              Exhibit 10.34 on Form 8-K filed November 29, 2001).

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
  10.35*      Amended and Restated Change in Control Agreement with
              Frederick D. Kuester (Designated as Exhibit 10.35 on Form
              8-K filed November 29, 2001).
  10.39*      Bewag Share Purchase Agreement (Designated as Exhibit 10.39
              on Form 8-K filed December 21, 2001)
  10.40*      Employment Retention Agreement with Roy P. McAllister
  10.41*      Change in Control Agreement with Roy P. McAllister
  10.42*      Change in Control Agreement with S. Marce Fuller
  10.43*      Change in Control Agreement with Raymond D. Hill
  10.44*      Change in Control Agreement with Richard J. Pershing
  10.45*      Amendment to Change in Control Agreement with Douglas L.
              Miller
  10.47*      Amendment to Change in Control Agreement with Vance N.
              Booker
  10.48*      Form of First Amendment to the Mirant Services Bargaining
              Unit Employee Savings Plan
  10.49*      Form of Second Amendment to the Mirant Services Bargaining
              Unit Employee Savings Plan
  10.50*      Form of Third Amendment to the Mirant Services Bargaining
              Unit Employee Savings Plan
  10.51*      First Amendment to the Mirant Services Employee Savings Plan
  10.52*      Form of Second Amendment to the Mirant Services Employee
              Savings Plan
  10.53*      Form of Third Amendment to the Mirant Services Employee
              Savings Plan
  10.54*      Form of Fourth Amendment to the Mirant Services Employee
              Savings Plan
  10.55*      Form of Amended and Restated Mirant Corporation Deferred
              Compensation Plan for Directors and Select Employees
  10.56*      First Amendment to Mirant Corporation Deferred Compensation
              Plan for Directors and Select Employees
  10.57*      Form of Mirant Services Supplemental Benefit Plan
  10.58*      First Amendment to the Mirant Services Supplement Benefit
              Plan
  10.59*      Form of Mirant Services Supplemental Compensation Plan
  10.60*      First Amendment to the Mirant Services Supplemental
              Compensation Plan
  10.61*      Form of First Amendment to the Amended and Restated Mirant
              Services Supplemental Executive Retirement Plan
  10.62*      Form of Second Amendment to the Amended and Restated Mirant
              Services Supplemental Executive Retirement Plan
  10.63*      Employment Agreement with Douglas L. Miller
  10.64*      Form of Change in Control Agreement for Edwin H. Adams and
              J. William Holden III
  10.65       Form of Retention Agreement with Edwin H. Adams
  10.66*      Employee Retention Agreement with J. William Holden III
  10.67*      Mirant Corporation -- Four Year Credit Agreement
  10.68*      Mirant Corporation -- 364-Day Credit Facility
  10.69*      Mirant Corporation -- Facility C Credit Agreement
  10.70*      Mirant Americas Generation, LLC -- Facility B Credit
              Agreement
  10.71*      Mirant Americas Generation, LLC -- Facility C Credit
              Agreement
  10.72       Second Amendment to the Mirant Services Supplemental Benefit
              Plan
  10.73       Fifth Amendment to the Mirant Services Employee Savings Plan
  10.74       Sixth Amendment to the Mirant Services Employee Savings Plan
  10.75       Seventh Amendment to the Mirant Services Employee Savings
              Plan
  10.76       Eighth Amendment to the Mirant Services Employee Savings
              Plan
  10.77       Ninth Amendment to the Mirant Services Employee Savings Plan

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
  10.78       Fourth Amendment to the Mirant Services Bargaining and
              Employee Savings Plan
  10.79       Fifth Amendment to the Mirant Services Bargaining and
              Employee Savings Plan
  10.80       Sixth Amendment to the Mirant Services Bargaining and
              Employee Savings Plan
  10.81       Seventh Amendment to the Mirant Services Bargaining and
              Employee Savings Plan
  10.82       Eighth Amendment to the Mirant Services Bargaining and
              Employee Savings Plan
  10.83       Employment Agreement with Daniel Streek
  10.84       Second Amendment to the Mirant Services Supplemental
              Compensation Plan
  16.1        Arthur Andersen LLP letter to the Securities and Exchange
              Commission dated May 15, 2002 (designated as Exhibit 16 on
              Form 8-K filed May 15, 2002)
  21.1        Subsidiaries of Registrant
  23.1        Consent of KPMG LLP
  24.1        Power of Attorney
  99.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002 (Subsections (a) and (b) of Section 1350,
              Chapter 63 of Title 18, United States Code)

---------------

* Asterisk indicates exhibits incorporated by reference.

     (b) Reports on Form 8-K

     During the quarter ended December 31, 2002, the Company did not file a Current Report on Form 8-K.

                         INDEX TO FINANCIAL STATEMENTS

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000..........................   F-3
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..............   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mirant Corporation:

     We have audited the consolidated balance sheets of Mirant Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The Company has not presented the selected quarterly financial data specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the accompanying consolidated financial statements, the Company has a loss from continuing operations of $2.4 billion for the year ended December 31, 2002 and has sold significant assets during 2002 in order to generate additional liquidity. Furthermore, the Company has $1.8 billion in scheduled debt maturities during 2003, and does not project that it will have sufficient liquidity to repay such debt maturities as they come due. Therefore, the Company anticipates that it will be required to refinance significant debt obligations during 2003 in order to maintain continuing operations. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets, and the impairment of long-lived assets and discontinued operations in 2002. Additionally in 2002, the Company changed the method of reporting gains and losses associated with energy trading contracts from the gross to the net method and retroactively reclassified the consolidated statements of operations for 2001 and 2000. The Company changed its method of accounting for derivative instruments and hedging activities in 2001.

     As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

/s/ KPMG LLP

Atlanta, Georgia
April 29, 2003

                      MIRANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002        2001         2000
                                                              -------   ----------   ----------
                                                                        (RESTATED)   (RESTATED)
                                                              ---------------------------------
                                                              (IN MILLIONS, EXCEPT SHARE DATA)
OPERATING REVENUES:
  Generation................................................  $ 5,578     $7,484       $3,107
  Integrated utilities and distribution.....................      485        475          477
  Net trading revenue.......................................      339        563          365
  Other.....................................................       34          2            2
                                                              -------     ------       ------
Total operating revenues:...................................    6,436      8,524        3,951
                                                              -------     ------       ------
OPERATING EXPENSES:
Cost of fuel, electricity and other products................    4,214      5,560        2,163
Selling, general and administrative.........................      581        877          465
Maintenance.................................................      152        183          143
Depreciation and amortization...............................      288        372          300
Impairment losses and restructuring charges.................      973         82           --
Goodwill impairment.........................................      697         --           --
Gain on sales of assets, net................................      (41)        (2)          --
Other.......................................................      480        426          207
                                                              -------     ------       ------
  Total operating expenses..................................    7,344      7,498        3,278
                                                              -------     ------       ------
OPERATING INCOME (LOSS).....................................     (908)     1,026          673
                                                              -------     ------       ------
OTHER (EXPENSE) INCOME, NET:
Interest income.............................................       38        118          176
Interest expense............................................     (495)      (614)        (606)
Gain on sales of investments, net...........................      329         --           19
Equity in income of affiliates..............................      168        217          253
Impairment loss on minority owned affiliates................     (467)        (3)         (18)
Receivables recovery........................................       29         10           --
Other, net..................................................      (19)        30           48
                                                              -------     ------       ------
  Total other expense, net..................................     (417)      (242)        (128)
                                                              -------     ------       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST.....................................   (1,325)       784          545
PROVISION FOR INCOME TAXES..................................      949        256          158
MINORITY INTEREST...........................................       78         63           88
                                                              -------     ------       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................   (2,352)       465          299
                                                              -------     ------       ------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
  (BENEFIT) PROVISION OF $(55), $(42) AND $(15) IN 2002,
  2001 AND 2000, RESPECTIVELY...............................      (86)       (56)          31
                                                              -------     ------       ------
NET INCOME (LOSS)...........................................  $(2,438)    $  409       $  330
                                                              =======     ======       ======
EARNINGS (LOSS) PER SHARE:
  Basic:
     From continuing operations.............................  $ (5.85)    $ 1.36       $ 1.03
     From discontinued operations...........................    (0.21)     (0.16)        0.11
                                                              -------     ------       ------
     Net income (loss)......................................  $ (6.06)    $ 1.20       $ 1.14
                                                              =======     ======       ======
  Diluted:
     From continuing operations.............................  $ (5.85)    $ 1.34       $ 1.03
     From discontinued operations...........................    (0.21)     (0.15)        0.11
                                                              -------     ------       ------
     Net income (loss)......................................  $ (6.06)    $ 1.19       $ 1.14
                                                              =======     ======       ======

  The accompanying notes are an integral part of these consolidated financial statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                               2002        2001
                                                              -------   ----------
                                                                        (RESTATED)
                                                                        ----------
                                                                 (IN MILLIONS)
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 1,708    $   793
Funds on deposit............................................      180        180
Receivables, less provision for uncollectibles of $191 and
  $191 for 2002 and 2001, respectively......................    2,092      2,804
Price risk management assets................................    1,536      1,120
Deferred income taxes.......................................       21        364
Assets held for sale........................................      423        828
Other.......................................................      541        564
                                                              -------    -------
  Total current assets......................................    6,501      6,653
                                                              -------    -------
PROPERTY, PLANT AND EQUIPMENT, NET..........................    8,419      7,522
                                                              -------    -------
NONCURRENT ASSETS:
Goodwill, net of accumulated amortization of $300 and $287
  for 2002 and 2001, respectively...........................    2,683      3,297
Other intangible assets, net of accumulated amortization of
  $60 and $58 for 2002 and 2001, respectively...............      535        808
Investments.................................................      296      2,303
Notes and other receivables, less provision for
  uncollectibles of $104 and $114 for 2002 and 2001,
  respectively..............................................      140         66
Price risk management assets................................      582        511
Deferred income taxes.......................................       17        661
Other.......................................................      242        222
                                                              -------    -------
  Total noncurrent assets...................................    4,495      7,868
                                                              -------    -------
  TOTAL ASSETS..............................................  $19,415    $22,043
                                                              =======    =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt.............................................  $    65    $    55
Current portion of long-term debt...........................    1,731      2,610
Accounts payable and accrued liabilities....................    2,359      2,639
Taxes accrued...............................................       86         67
Price risk management liabilities...........................    1,535      1,294
Obligations under energy delivery and purchase
  commitments...............................................      567        503
Other.......................................................      293        400
                                                              -------    -------
  Total current liabilities.................................    6,636      7,568
                                                              -------    -------
NONCURRENT LIABILITIES:
Long-term debt..............................................    7,091      5,825
Price risk management liabilities...........................    1,196      1,373
Obligations under energy delivery and purchase
  commitments...............................................      335        829
Deferred income taxes.......................................       18         --
Other.......................................................      534        552
                                                              -------    -------
  Total noncurrent liabilities..............................    9,174      8,579
                                                              -------    -------
MINORITY INTEREST IN SUBSIDIARY COMPANIES...................      305        293
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF A
  SUBSIDIARY HOLDING SOLELY PARENT COMPANY SUBORDINATED
  DEBENTURES................................................      345        345
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, per share.....................        4          4
  Authorized -- 2,000,000,000 shares
  Issued -- December 31, 2002: 404,018,156 shares;
       -- December 31, 2001: 400,880,937 shares
  Treasury -- December 31, 2002: 100,000 shares
         -- December 31, 2001: 100,000 shares
Additional paid-in capital..................................    4,899      4,884
Retained earnings (accumulated deficit).....................   (1,844)       594
Accumulated other comprehensive loss........................     (102)      (222)
Treasury stock, at cost.....................................       (2)        (2)
                                                              -------    -------
  Total stockholders' equity................................    2,955      5,258
                                                              -------    -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $19,415    $22,043
                                                              =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                   RETAINED      ACCUMULATED
                                    ADDITIONAL     EARNINGS         OTHER                  COMPREHENSIVE
                           COMMON    PAID-IN     (ACCUMULATED   COMPREHENSIVE   TREASURY      INCOME
                           STOCK     CAPITAL       DEFICIT)         LOSS         STOCK        (LOSS)
                           ------   ----------   ------------   -------------   --------   -------------
                                                           (IN MILLIONS)
Balance, December 31,
  1999 (as previously
  reported)..............   $--       $2,984       $   207          $ (95)        $--
Prior period
  adjustments............    --            6            53             --          --
                            ---       ------       -------          -----         ---
Balance, December 31,
  1999 (as restated).....    --        2,990           260            (95)         --
  Net income (as
     restated)...........    --           --           330             --          --         $   330
  Cumulative translation
     adjustment, net of
     tax.................    --           --            --            (21)         --             (21)
                                                                                              -------
  Comprehensive income
     (as restated).......                                                                     $   309
                                                                                              =======
  Dividends and return of
     capital.............    --         (345)         (400)            --          --
  Capital
     contributions.......    --           14            --             --          --
  Common stock
     offering............     3        1,428            --             --          --
                            ---       ------       -------          -----         ---
Balance, December 31,
  2000 (as restated).....     3        4,087           190           (116)         --
  Net income (as
     restated)...........    --           --           409             --          --         $   409
  Other comprehensive
     loss................    --           --            --           (106)         --            (106)
                                                                                              -------
  Comprehensive income
     (as restated).......                                                                     $   303
                                                                                              =======
  Dividends..............    --           --            (5)            --          --
  Issuance of common
     stock...............     1          797            --             --          --
  Common stock
     repurchased, at
     cost................    --           --            --             --          (2)
                            ---       ------       -------          -----         ---
Balance, December 31,
  2001 (as restated).....     4        4,884           594           (222)         (2)
  Net loss...............    --           --        (2,438)            --          --         $(2,438)
  Other comprehensive
     loss................    --           --            --            120          --             120
                                                                                              -------
  Comprehensive loss.....                                                                     $(2,318)
                                                                                              =======
  Issuance of common
     stock...............    --           15            --             --          --
                            ---       ------       -------          -----         ---
BALANCE, DECEMBER 31,
  2002...................   $ 4       $4,899       $(1,844)         $(102)        $(2)
                            ===       ======       =======          =====         ===

 The accompanying notes are an integral part of these consolidated statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002        2001         2000
                                                              -------   ----------   ----------
                                                                        (RESTATED)   (RESTATED)
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $(2,438)   $   409      $   330
                                                              -------    -------      -------
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
 Equity in income of affiliates.............................     (168)      (219)        (253)
 Dividends received from equity investments.................       35        196           53
 Depreciation and amortization..............................      339        425          321
 Amortization of obligations under energy delivery and
   purchase commitments:
   Transition power agreements..............................     (423)      (417)         (12)
   Other agreements.........................................       (7)       (13)         (15)
 Impairment losses and restructuring charge.................    2,222         89           18
 Price risk management activities, net......................     (135)         5           10
 Deferred income taxes......................................      974         91          169
 Gain on sales of assets and investments....................     (362)        (8)         (19)
 Minority interest..........................................       56         42           89
 Other, net.................................................      148         39            5
 Changes in operating assets and liabilities, excluding
   effects from acquisitions:
   Receivables, net.........................................      298      1,319       (2,010)
   Other current assets.....................................      285       (369)        (248)
   Other assets.............................................      (18)       (73)           4
   Accounts payable and accrued liabilities.................     (281)    (1,438)       2,336
   Taxes accrued............................................      119         10           18
   Other current liabilities................................        8         44           12
   Other liabilities........................................      (72)         8          (32)
                                                              -------    -------      -------
     Total adjustments......................................    3,018       (269)         446
                                                              -------    -------      -------
     Net cash provided by operating activities..............      580        140          776
                                                              -------    -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (1,512)    (1,780)        (614)
Cash paid for acquisitions..................................     (111)    (1,352)      (1,673)
Issuance of notes receivable................................     (378)      (254)        (837)
Repayments on notes receivable..............................      209        560          232
Disposal of Southern Company affiliates and other
 companies..................................................       --        (93)          --
Proceeds from the sale of assets............................      395         40           42
Proceeds from the sale of minority owned investments........    2,282         --           --
Property insurance proceeds.................................        7         13           22
Other.......................................................      (18)        --           --
                                                              -------    -------      -------
     Net cash provided by (used in) investing activities....      874     (2,866)      (2,828)
                                                              -------    -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net............................        6       (224)       1,849
Proceeds from issuance of long-term debt....................    2,598      4,002          329
Repayment of long-term debt.................................   (3,100)    (2,366)        (491)
Proceeds from issuance of preferred securities..............       --         --          334
Payment of debt related derivatives.........................      (60)        --           --
Change in debt service reserve fund.........................        7         98         (143)
Proceeds from issuance of common stock......................       17        802        1,380
Capital contributions from Southern Company.................       --         --           65
Capital contributions from minority interests...............       29         47           14
Return of capital to Southern Company.......................       --         --         (113)
Payment of dividends to Southern Company....................       --         --         (390)
Payment of dividends to minority interests..................      (20)       (28)         (28)
Purchase of treasury stock..................................       --         (2)          --
(Repayment of) proceeds from commodity prepay transaction...      (25)       217           --
                                                              -------    -------      -------
     Net cash (used in) provided by financing activities....     (548)     2,546        2,806
                                                              -------    -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS................................................        9         18          (34)
                                                              -------    -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      915       (162)         720
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      793        955          235
                                                              -------    -------      -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 1,708    $   793      $   955
                                                              =======    =======      =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized..........  $   398    $   366      $   630
Cash paid (refunds received) for income taxes...............  $  (254)   $   323      $  (136)
BUSINESS ACQUISITIONS:
Fair value of assets acquired...............................  $   114    $ 2,225      $ 6,533
Less cash paid..............................................      111      1,352        1,673
                                                              -------    -------      -------
     Liabilities assumed....................................  $     3    $   873      $ 4,860
                                                              =======    =======      =======

 The accompanying notes are an integral part of these consolidated statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

     Overview. Mirant Corporation (formerly Southern Energy, Inc.) and its subsidiaries (collectively, "Mirant" or the "Company") is an international energy company, incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern").

     Mirant's revenues are generated through the production of electricity in the United States, the Philippines and the Caribbean. In addition, in North America Mirant trades and markets commodities to optimize the financial performance of its power generation business and to take proprietary commodity trading positions, primarily in regions where it owns generating facilities or other physical assets. In the Philippines, over 80% of the Company's generation output is sold under long-term contracts. The Company's operations in the Caribbean include fully integrated electric utilities, which generate power sold to residential, commercial and industrial customers. As of December 31, 2002, Mirant owned or controlled through lease or operating agreements more than 21,800 MW of electric generating capacity. In North America, the Company also had rights to approximately 3.1 billion cubic feet per day of natural gas production, more than 2.1 billion cubic feet per day of natural gas transportation and approximately 13.4 billion cubic feet of natural gas storage as of December 31, 2002.

     Mirant manages its business through two principal operating segments. The Company's North America segment consists of power generation and commodity trading operations managed as an integrated business. The International segment includes power generation businesses in the Philippines, Curacao and Trinidad, Guam and integrated utilities in the Bahamas and Jamaica. In 2002, Mirant closed its European trading operations and sold its distribution and generation assets in Europe and Asia. Prior to their sale, the operations of these assets were previously reflected in the International segment.

     Consolidated subsidiaries and equity affiliates, in which Mirant has less than 100% ownership at December 31, 2002, are as follows:

                                                                    ECONOMIC         VOTING
                                                                    OWNERSHIP       INTEREST
                                                                  PERCENTAGE AT   PERCENTAGE AT
                                      COUNTRY OF      YEAR OF     DECEMBER 31,    DECEMBER 31,
                                      OPERATIONS     INVESTMENT       2002            2002
                                     -------------   ----------   -------------   -------------
ENTITIES CONSOLIDATED:
Mirant Pagbilao Corporation
  ("Pagbilao").....................   Philippines       1997          87.2%           87.2%
Mirant Sual Corporation ("Sual")...   Philippines       1997          91.9            91.9
Grand Bahama Power Company ("Grand
  Bahama Power")...................     Bahamas         1993          55.4            57.0
Jamaica Public Service Company
  ("JPSCo")........................     Jamaica         2001          80.0            80.0
Wrightsville Power Facility, L.L.C.
  ("Wrightsville").................  United States      2000          51.0            51.0

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                    ECONOMIC         VOTING
                                                                    OWNERSHIP       INTEREST
                                                                  PERCENTAGE AT   PERCENTAGE AT
                                      COUNTRY OF      YEAR OF     DECEMBER 31,    DECEMBER 31,
                                      OPERATIONS     INVESTMENT       2002            2002
                                     -------------   ----------   -------------   -------------
ENTITIES ACCOUNTED FOR UNDER THE
  EQUITY METHOD:
Birchwood Power Partners, L.P.
  ("Birchwood")....................  United States      1994          50.0%           50.0%
The Power Generation Company of
  Trinidad and Tobago
  ("PowerGen").....................    Trinidad         1994          39.0            39.0
KEPCO Ilijan Corporation
  ("Ilijan").......................   Philippines       2000          20.0            20.0
Curacao Utilities Company
  ("CUC")..........................    Curacao,         2001          25.5            25.5
                                      Netherlands
                                       Antilles
Visayan Electric Company, Inc......   Philippines       2002           8.9             8.9

     Restructuring. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a loss from continuing operations of $2.3 billion for the year ended December 31, 2002 and has sold assets during 2002 in order to generate additional liquidity. Furthermore, the Company has $1.7 billion in scheduled debt maturities during 2003, and does not project that it will have sufficient liquidity to repay such debt maturities as they come due. Therefore, the Company anticipates that it will be required to restructure significant debt obligations during 2003 in order to maintain continuing operations. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management recognizes that the Company's continuation as a going concern is dependent upon its ability to restructure its upcoming debt obligations. The Company is working on a restructuring plan pursuant to which it will ask certain of its creditors to defer repayments of principal. Those creditors include holders of approximately $4.5 billion of bank facilities (including its turbine facility and prepaid gas transaction) and capital markets debt of Mirant Corporation and approximately $800 million of bank and capital markets debt of Mirant Americas Generation, LLC, a subsidiary. The purpose of the restructuring is to enable the Company to repay in full all of its obligations with interest, including unsecured long term indebtedness that is not extended. To reassure creditors who will be asked to extend maturities, all of whom are currently unsecured, the Company intends to offer security interests in substantially all of its and its subsidiaries unencumbered assets as well as terms more favorable to the creditors.

     The restructuring of the debt of the Company is part of a broader effort to refocus the Company and restructure the business of the Company. Restructuring activities thus far include:

     - The sale of our investments in the United Kingdom (WPD), Germany (Bewag), China and others. The proceeds from the sale of Bewag, Shajiao C and others, were used to reduce debt by $847 million. The net gains from the sale of investments decreased the 2002 net loss by $329 million, however, future earnings will be adversely impacted by the loss of the related income from these investments.

     - The cancellation or sale of 70 turbines and power islands in order to reduce future expenditures. These actions increased the 2002 net loss by $586 million, but will reduce future cash expenditures by approximately $1.9 billion between 2003 and 2005. As of April 25, 2003, approximately $160 million in additional cash will be required to cancel or settle remaining obligations.

                      MIRANT CORPORATION AND SUBSIDIARIES

     - The reduction of the workforce by approximately 655. This action resulted in a $50 million severance charge, but will result in significant payroll savings. The Company expects to continue to reduce its workforce as it exits additional activities.

     - The purchase of $83 million of TIERS Fixed Rate Trust Certificates for approximately $51 million. TIERS Certificates represent beneficial interests in approximately $400 million aggregate principal amount of our 2.5% Convertible Senior Debentures, which are held as the underlying trust assets of a trust established on June 18, 2001 by Structured Products Corp., an indirect wholly-owned subsidiary and affiliate of Salomon Smith Barney Inc. The Company purchased the TIERS Certificates pursuant to an authorization by our board of directors to repurchase up to $500 million of the Company's debt securities as liquidity permits.

     Mirant Corporation sought, and received, a waiver from the required lenders under its bank facilities for any potential breaches with respect to non-compliance with the recourse debt to recourse capital financial covenant, any potential breaches that could arise relating to our historical financial reporting requirements or representations or the inclusion in its independent auditors' report on the Company's annual financial statements of an explanatory paragraph stating that the Company has not presented the selected quarterly financial data specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements. The lenders have agreed to such waiver through May 29, 2003, subject to certain terms and conditions, including limiting future use of the bank facilities to issuances of letters of credit and limiting capital expenditures and other material payments. The terms of the waiver provide for an additional extension, to July 14, 2003, with the prior written consent of lenders representing a majority of the committed amount under each of the facilities. Upon expiration or termination of the waiver, the lenders under the respective bank facilities would be able to restrict the issuance of additional letters of credit and/or declare an event of default and, after the respective cure or grace period, accelerate the indebtedness under such bank facilities. An acceleration of indebtedness under the Mirant Corporation bank facilities would cross accelerate approximately $910 million of Mirant Corporation capital markets and other indebtedness.

     If the Company is successful in its restructuring efforts, it expects to meet its liquidity needs going forward through a combination of cash from operations, amounts available under its revolving credit facilities, existing cash balances and proceeds from asset sales. In addition, the anticipated contractions in the level of our trading and marketing activities are expected to reduce the need for collateral provided by letters of credit and cash deposits. There can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its current operations. If the Company is not successful in its restructuring efforts and/or if a substantial portion of its indebtedness is accelerated, it would likely be required to seek bankruptcy court or other protection from its creditors. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.  ACCOUNTING AND REPORTING POLICIES

     Basis of Presentation. The consolidated financial statements of Mirant are presented in United States dollars in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of Mirant and its wholly-owned as well as controlled majority-owned subsidiaries and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation.

     All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which Mirant exercises significant influence over operating and financial

                      MIRANT CORPORATION AND SUBSIDIARIES
policies are accounted for using the equity method. Majority or jointly owned affiliates, which Mirant does not control, are also accounted for using the equity method of accounting.

     Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Standards. In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company's 2003 fiscal year. Mirant adopted this statement on January 1, 2003. The impact of the adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     The Company had previously reported the gross amounts of revenues and expenses relating to its energy trading activities. However, in accordance with the consensus reached in Emerging Issues Task Force ("EITF") Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the Company is required to present such revenues and expenses net. Accordingly, the Company has reclassified its previously reported revenues and expenses relating to its energy trading activities in the accompanying consolidated statements of operations for all periods presented. These reclassifications reduced revenues and cost of fuel, electricity and other products by corresponding amounts but did not impact Mirant's gross margin or net income (loss).

     See Note 3 for the financial statement effects of this accounting change.

     In October 2002, the Task Force also reached a consensus in EITF Issue 02-03 to rescind EITF Issue 98-10. Accordingly, energy-related contracts that are not accounted for pursuant to SFAS No. 133, such as transportation contracts, storage contracts and tolling agreements, are required to be accounted for as executory contracts using the accrual method of accounting and not at fair value. Energy-related contracts that meet the definition of a derivative pursuant to SFAS No. 133 will continue to be carried at fair value. In addition, the Task Force observed that accounting for energy-related inventory at fair value by analogy to the consensus in EITF Issue 98-10 was no longer appropriate and that inventory should no longer be recognized at fair value. The effect of implementing the EITF consensus with respect to ceasing use of the fair value method of accounting for non-derivative energy trading contracts is currently being assessed by management and will be recorded as the cumulative effect of a change in accounting principle during the first quarter of 2003.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires that certain disclosures are to be made by a guarantor in its interim and annual

                      MIRANT CORPORATION AND SUBSIDIARIES
financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods after December 15, 2002. The disclosures required by FIN 45 are included in Note 16.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     Revenue Recognition. Mirant recognizes generation revenue from the sale of energy and integrated utilities and distribution revenue from the sale and distribution of energy when earned and collection is probable. The Company recognizes revenue when electric power is delivered to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. When a long-term electric power agreement conveys the right to use the generating capacity of Mirant's plant to the buyer of the electric power, that agreement is evaluated to determine if it is a lease of the generating facility rather than a sale of electric power.

     The Company may choose not to operate certain generating plants, but purchase electric power to meet its contractual energy sales commitments. The resale of electric power purchased is recorded as revenue and the cost of power purchased is recorded as operating expense.

     Commodity Trading Activities. Commodity trading activities are accounted for under the mark-to-market method. Under the mark-to-market method of accounting, energy trading contracts are recorded at fair value in the accompanying consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value and volatility factors underlying options and contractual commitments, price activity for equivalent or synthetic instruments in markets located in different time zones and counterparty credit quality. The net realized gain or loss and net unrealized gain or loss resulting from the change in the fair value of these energy trading contracts are reported as "net trading revenues." Prior to the effective date of EITF 02-03, all energy trading contracts including transportation and storage contracts and inventory held for trading purposes were marked-to-market under the provisions of EITF 98-10.

     Subsequent to the rescission of EITF 98-10 the mark-to-market method is used to account for energy trading contracts entered into after October 25, 2002 that meet the criteria of derivative financial instruments pursuant to SFAS No.
133. These criteria require these contracts to be related to future periods, to contain one or more underlyings and one or more notional amounts, require little or no initial net investment and to have terms that require or permit net settlement of the contract in cash or its equivalent. As these transactions may be settled in cash, the fair value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. The net unrealized gains or losses resulting from the revaluation of these contracts during the period are recognized currently in net trading revenues in the accompanying consolidated statements of operations. Assets and liabilities associated with energy trading activities are

                      MIRANT CORPORATION AND SUBSIDIARIES
reflected in our consolidated balance sheet as price risk management assets and liabilities, classified as short-term (i.e., current) or long-term based on the term, or tenor, of the contracts.

     The fair values of swap agreements, swap options, caps and floors and forward contracts in a net receivable position, as well as options held, are reported as price risk management assets in the accompanying consolidated balance sheets. Similarly, financial instruments and contractual commitments in a net payable position, as well as options written, are reported as price risk management liabilities in the accompanying consolidated balance sheets. The price risk management assets and liabilities associated with financial instruments and contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products when such provisions are stated in the master netting agreement.

     Derivative Financial Instruments. SFAS No. 133 requires that derivative financial instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and the realized gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to cash flow hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected within other current and non-current assets and liabilities in the accompanying consolidated balance sheets. The assets and liabilities related to derivative instruments that do not qualify for hedge accounting treatment are included in price risk management assets and liabilities. Many of Mirant's power sales and fuel supply agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under SFAS No. 133 and are therefore exempt from fair value accounting treatment. The majority of the Company's commodity derivative financial instruments do not qualify for hedge accounting and therefore changes in such instruments' fair value are recognized currently in earnings.

     Concentration of Revenues and Credit Risk. Revenues earned from California Department of Water Resources ("DWR") approximated 37% of Mirant's total revenues for the year ended December 31, 2001. During 2002 and 2000, revenue earned from a single customer did not exceed 10% of Mirant's total revenues. As of December 31, 2002, no customer represented more than 10% of Mirant's total credit exposure.

     Interest Rate and Foreign Currency Financial Instruments. Mirant's policy is to manage interest expense using a combination of fixed- and variable-rate debt. The Company also enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge the interest rate exposure arising from variable rate debt obligations. For qualifying hedges, changes in the fair value of the swaps are deferred in OCI, net of tax, and are reclassified from OCI to interest expense as an adjustment of interest expense over the term of the debt. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities are recognized as interest expense ratably over the remaining term of the hedged debt instrument. For non-qualifying hedges, changes in fair values of the swaps are recognized currently in earnings.

     From time-to-time, Mirant has used currency swaps and currency forwards to hedge its net investments in certain foreign subsidiaries. Unrealized gains or losses on these derivatives are designated as hedges of net investments and are offsets against the unrealized foreign currency translation gains or losses recorded in OCI relating to these investments. The Company does not have any foreign exchange contracts outstanding at December 31, 2002 that are designated as hedges of its investments in foreign

                      MIRANT CORPORATION AND SUBSIDIARIES
countries. Occasionally, the Company will use currency forwards to manage the effect of exchange rate fluctuations on forecasted transactions denominated in a foreign currency. In addition, Mirant has also utilized currency swaps to hedge the effect of exchange rate fluctuations on foreign currency denominated debt and the interest rate exposure.

     Cash and Cash Equivalents. Mirant considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Restricted Cash. Restricted cash is included in funds on deposit and other noncurrent assets in the accompanying consolidated balance sheets and amounted to $236 million and $242 million, respectively, at December 31, 2002 and 2001. Cash is restricted primarily due to debt service reserve requirements under Mirant's project financing in the Philippines and deposits to support letters of credit and deposits held by commodity trading counterparts.

     Receivables. Receivables, less provision for uncollectibles of $191 million and $191 million for 2002 and 2001, respectively, consisted of the following at December 31, 2002 and 2001 (in millions).

                                                               2002     2001
                                                              ------   ------
Customer accounts...........................................  $1,749   $2,120
Notes receivable............................................     102       26
Other.......................................................     381      724
                                                              ------   ------
                                                              $2,232   $2,870
                                                              ======   ======

     During 2002, Mirant received $29 million as final payment related to receivables that were acquired in conjunction with the acquisition of Consolidated Electric Power Asia Limited. During 2001, Mirant received $10 million related to these receivables. No amounts were received in 2000. At the time of the acquisition, Mirant did not record any value for the receivables due to the uncertain credit standing of the party from whom the receivables were due. Consequently, all amounts received have been recorded as income in the accompanying consolidated statements of operations.

     Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock and dilutive potential common shares, including common shares from stock options using the treasury stock method and assumed conversion of convertible debt securities using the if-converted method.

     Inventory. Inventory consists primarily of natural gas, fuel, oil, coal and purchased emission certificates. Commodity trading inventory acquired prior to October 26, 2002 is stated at fair value. All other inventories, including commodity trading inventory acquired after October 25, 2002, is stated at the lower of cost, computed using an average cost basis, or market value.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost, which includes materials, labor, and associated payroll-related and overhead costs and the cost of financing construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the

                      MIRANT CORPORATION AND SUBSIDIARIES
replacement of minor items of property are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage of a generating plant are capitalized, including the replacement of major component parts and labor and overheads incurred to install the parts. Depreciation of the recorded cost of depreciable property, plant and equipment is provided by using primarily composite rates. Upon the retirement or sale of property, plant and equipment the cost of such assets and the related accumulated depreciation are removed from the consolidated balance sheet. No gain or loss is recognized for ordinary retirements in the normal course of business since the composite depreciation rates used by Mirant take into account the effect of interim retirements.

     Capitalization of Interest Cost. Mirant capitalizes interest on projects during the advanced stages of development and during the construction period, in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant or the life of the cooperation period of the various energy conversion agreements. For the years ended December 31, 2002, 2001 and 2000, the Company incurred the following interest costs (in millions):

                                                               2002     2001   2000
                                                              -------   ----   ----
Total interest costs........................................  $   594   $692   $628
Capitalized and included in construction work in progress...      (99)   (78)   (22)
                                                              -------   ----   ----
Interest expense............................................  $   495   $614   $606
                                                              =======   ====   ====

     As part of Mirant's operational restructuring plan announced in March of 2002 (the "March 2002 Plan"), substantially all construction on several projects has been suspended and Mirant no longer capitalizes interest on these projects.

     Leasehold Interests. Certain of Mirant's Asian power generation facilities are developed under "build, operate, and transfer agreements" with government controlled agencies of the respective local country government. Under these agreements, Mirant builds power generation facilities, operates them for a period of years (a "cooperation period") and transfers ownership to the local country government at the end of the cooperation period. During construction, the cost of these facilities is recorded as construction work in progress. Upon completion of a facility, its entire cost is reclassified to leasehold interests where the balance is amortized over the term of the agreement.

     Goodwill and Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

     SFAS No. 142 requires that a goodwill impairment evaluation be performed upon adoption of the standard, annually, and between annual tests upon the occurrence of certain events. Upon adoption of SFAS No. 142, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible

                      MIRANT CORPORATION AND SUBSIDIARIES
assets, to those reporting units as of January 1, 2002. In performing the impairment evaluation, the Company estimates the fair value of each reporting unit and compares it to the carrying amount of that reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of that reporting unit, the Company is required to perform the second step of the impairment test. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Upon the adoption of SFAS No. 142, the fair value of each of the Company's reporting units exceeded the carrying amount of the reporting unit in the transition test and no impairment charge was recognized. See Note 8 for a discussion of the 2002 annual impairment test.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 30 to 40 years, and assessed for recoverability by determining whether the goodwill balance could be recovered through projected undiscounted future operating cash flows. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows.

     Mirant recognizes specifically identifiable intangible assets when specific rights or contracts are acquired. Intangible assets are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives, ranging up to 40 years. The cost of certain rights acquired, such as operating permits, are included in property, plant and equipment in the accompanying consolidated balance sheets as they are considered an integral part of the tangible assets.

     Impairment of Long-Lived Assets. Mirant evaluates long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated discounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the accompanying consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the adoption of SFAS No. 144, the Company accounted for the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     Stock-Based Compensation. Mirant accounts for its stock-based employee compensation plans under the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, compensation expense for employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-

                      MIRANT CORPORATION AND SUBSIDIARIES
value-based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data). See also Note 12.

                                                                  DECEMBER 31,
                                                        ---------------------------------
                                                         2002        2001         2000
                                                        -------   ----------   ----------
                                                                  (RESTATED)   (RESTATED)
Net income (loss), as reported........................  $(2,438)    $ 409        $ 330
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects..............      (24)      (27)         (12)
                                                        -------     -----        -----
Pro forma net income (loss)...........................  $(2,462)    $ 382        $ 318
                                                        =======     =====        =====
Earnings (loss) per share:
  Basic -- as reported................................  $ (6.06)    $1.20        $1.14
                                                        =======     =====        =====
  Basic -- pro forma..................................  $ (6.12)    $1.12        $1.10
                                                        =======     =====        =====
  Diluted -- as reported..............................  $ (6.06)    $1.19        $1.14
                                                        =======     =====        =====
  Diluted -- pro forma................................  $ (6.12)    $1.11        $1.10
                                                        =======     =====        =====

     Foreign Currency Translation. For international operations in which the Company considers the functional currency to be the local currency, the foreign currency is translated into United States dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements of foreign operations are reported in accumulated other comprehensive loss. For international operations in which the Company considers the functional currency to be the United States dollar, transactions denominated in currencies other than the United States dollar are translated into United States dollars. Gains or (losses) on such transactions are recognized in earnings and amounted to $2 million, $(7) million and $2 million in 2002, 2001 and 2000, respectively.

3.  RESTATEMENT AND RECLASSIFICATIONS

     Prior to filing its second quarter 2002 Form 10-Q, the Company identified a number of accounting errors in its previously issued financial statements due to a material weakness in its accounting controls. As a result, we completed a comprehensive analysis of our financial statements and accounting records and identified a number of additional errors.

     The Company's 2001 and 2000 consolidated financial statements have been restated to correct certain accounting errors made in preparing those financial statements. In addition, the Company has reclassified certain amounts in the 2001 and 2000 consolidated financial statements to reflect the adoption of new accounting standards. The reclassifications include the net presentation of revenues and expenses associated with energy trading activities required by EITF Issue 02-03, and the presentation of discontinued operations discussed below.

  DISCONTINUED OPERATIONS

     The financial statements for prior years have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income (loss) from discontinued operations for 2002, 2001 and 2000 includes the following components of the Company that have been disposed of: Mirant Americas Energy Capital, LP ("Mirant Americas Energy Capital"), Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia, the State Line generating facility in Indiana and the Neenah generating facility in Wisconsin.

                      MIRANT CORPORATION AND SUBSIDIARIES

Income (loss) from discontinued operations for 2001 and 2000 also includes the operations of SE Finance Capital Corporation ("SE Finance"), which was distributed to Southern on March 5, 2001, as part of Mirant's spin-off from Southern. The Company recorded impairment charges of approximately $146 million in 2002 relating to certain of these discontinued operations, which are included in the operating expenses caption below. See Note 6 for a discussion of these dispositions.

     A summary of the operating results for these discontinued operations for the years ended December 31, 2002, 2001 and 2000 follows (in millions):

                                                                 DECEMBER 31,
                                                              -------------------
                                                              2002    2001   2000
                                                              -----   ----   ----
Operating revenue...........................................  $ 100   $(23)  $ 78
Lease income................................................     --     10     59
Operating expenses..........................................   (241)   (84)   (99)
Equity in loss of affiliates................................     --     (1)   (22)
                                                              -----   ----   ----
Income (loss) before income taxes...........................   (141)   (98)    16
Income tax benefit..........................................     55     42     15
                                                              -----   ----   ----
Net income (loss)...........................................  $ (86)  $(56)  $ 31
                                                              =====   ====   ====

     The table below presents the components of the balance sheet accounts classified as current assets and liabilities held for sale as of December 31, 2002 and 2001 (in millions):

                                                              DECEMBER 31,
                                                              ------------
                                                              2002    2001
                                                              -----   ----
CURRENT ASSETS:
Current assets..............................................  $  69   $ 79
Property, plant and equipment...............................    117    485
Investments.................................................      7     12
Notes receivable............................................    227    205
Intangibles.................................................     --     20
Other assets................................................      3     27
                                                              -----   ----
  Total current assets held for sale........................  $ 423   $828
                                                              =====   ====
CURRENT LIABILITIES:
Taxes and other payables....................................  $   8   $ 44
Deferred taxes..............................................      3     14
Debt........................................................    100    150
Other liabilities...........................................      4      4
                                                              -----   ----
  Total current liabilities related to assets held for
     sale...................................................  $ 115   $212
                                                              =====   ====

  RECLASSIFICATIONS

     The Company had previously reported the gross amounts of revenues and expenses relating to its energy trading activities. However, in accordance with the consensus reached in EITF Issue 02-03, the Company now presents such revenues and expenses on a net basis. The Company has reclassified its previously reported revenues and expenses relating to its energy trading activities in the accompanying consolidated statements of operations for all periods presented to conform to this new method of

                      MIRANT CORPORATION AND SUBSIDIARIES
presentation. These reclassifications reduced revenues and cost of fuel, electricity and other products by corresponding amounts but did not impact Mirant's gross margin or net income (loss). See Note 2.

  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the changes to the Company's previously issued financial statements required by the adoption of SFAS No. 144 and EITF Issue 02-03, management has identified certain errors which necessitated a restatement of the Company's 2001 and 2000 consolidated financial statements. The following tables and discussion highlight the effects of the restatement adjustments and reclassifications on the previously reported consolidated statements of operations for 2001 and 2000 (in millions).

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                       ------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                       ---------------------------------------
                                       AS PREVIOUSLY   DISCONTINUED   EITF ISSUE   RESTATEMENT      AS
                                         REPORTED       OPERATIONS      02-03      ADJUSTMENTS   RESTATED
                                       -------------   ------------   ----------   -----------   --------
OPERATING REVENUES:
  Generation.........................     $30,979         $ (74)       $(23,438)     $   17       $7,484
  Integrated utilities and
     distribution....................         475            --              --          --          475
  Net trading revenue................          --           126             433           4          563
  Other..............................          48           (29)             --         (17)           2
                                          -------         -----        --------      ------       ------
Total operating revenues.............      31,502            23         (23,005)          4        8,524
                                          -------         -----        --------      ------       ------
OPERATING EXPENSES:
Cost of fuel, electricity and other
  products...........................      28,434            (1)        (23,005)        132        5,560
Selling, general and
  administrative.....................         974           (59)             --         (38)         877
Maintenance..........................         141            (7)             --          49          183
Depreciation and amortization........         396           (22)             --          (2)         372
Impairment losses and restructuring
  charges............................          85            (4)             --           1           82
Gain on sales of assets, net.........          --             5              --          (7)          (2)
Other................................         453           (16)             --         (11)         426
                                          -------         -----        --------      ------       ------
  Total operating expenses...........      30,483          (104)        (23,005)        124        7,498
                                          -------         -----        --------      ------       ------
OPERATING INCOME (LOSS)..............       1,019           127              --        (120)       1,026
                                          -------         -----        --------      ------       ------
OTHER (EXPENSE) INCOME, NET:
Interest income......................         129           (11)             --          --          118
Interest expense.....................        (560)            9              --         (63)        (614)
Gain on sales of investments, net....           4            --              --          (4)          --
Equity in income of affiliates.......         245            (2)             --         (26)         217
Impairment loss on minority owned
  affiliates.........................          --            --              --          (3)          (3)
Receivables recovery.................          10            --              --          --           10
Other, net...........................          38            (8)             --          --           30
                                          -------         -----        --------      ------       ------
  Total other expense, net...........        (134)          (12)             --         (96)        (242)
                                          -------         -----        --------      ------       ------

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                       ------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                       ---------------------------------------
                                       AS PREVIOUSLY   DISCONTINUED   EITF ISSUE   RESTATEMENT      AS
                                         REPORTED       OPERATIONS      02-03      ADJUSTMENTS   RESTATED
                                       -------------   ------------   ----------   -----------   --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTEREST..................         885           115              --        (216)         784
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................         260            42              --         (46)         256
MINORITY INTEREST....................          62            --              --           1           63
                                          -------         -----        --------      ------       ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.........................         563            73              --        (171)         465
                                          -------         -----        --------      ------       ------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAXES OF
  $(42)..............................           5           (73)             --          12          (56)
                                          -------         -----        --------      ------       ------
NET INCOME (LOSS)....................     $   568         $  --        $     --      $ (159)      $  409
                                          =======         =====        ========      ======       ======
EARNINGS (LOSS) PER SHARE:
  Basic:
     From continuing operations......     $  1.65                                                 $ 1.36
     From discontinued operations....        0.01                                                  (0.16)
                                          -------                                                 ------
     Net income......................     $  1.66                                                 $ 1.20
                                          =======                                                 ======
  Diluted:
     From continuing operations......     $  1.62                                                 $ 1.34
     From discontinued operations....        0.01                                                  (0.15)
                                          -------                                                 ------
     Net income......................     $  1.63                                                 $ 1.19
                                          =======                                                 ======

     Operating revenue for 2001 was adjusted by $4 million primarily as a result of the following restatement adjustments:

     - the reduction by $245 million for certain power purchase agreements previously accounted for as executory contracts that are now reflected at fair value under SFAS No. 133;

     - the reduction for $39 million of mark-to-market gains on energy loans held by Mirant's Energy Capital business, which were previously accounted for at fair value;

     - an increase of $132 million to record a full requirements contract in Texas at fair value; and

     - an increase of $196 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133.

     Cost of fuel, electricity and other products, excluding depreciation, for 2001 was adjusted by $132 million primarily as a result of mark-to-market accounting adjustments to our natural gas trading business of $80 million and the reversal of $33 million of power purchase agreement contra-expense amortization in 2001 due to the change in the accounting for these power purchase agreements to fair value accounting.

     Selling, general and administrative expense was adjusted by $38 million for 2001 primarily as a result of the reclassification of labor costs to maintenance expense.

     Maintenance expense was increased by $49 million primarily as a result of the reclassification of maintenance labor costs previously classified as selling, general and administrative expense and other operating expenses.

                      MIRANT CORPORATION AND SUBSIDIARIES

     Other operating expenses were adjusted by $11 million for 2001 primarily as a result of reclassifications of labor costs to maintenance expense.

     Interest expense was adjusted by $63 million primarily as a result of losses on interest rate hedges previously accounted for as cash flow hedges under SFAS No. 133. Accordingly, swap breakage costs incurred in 2001 of approximately $42 million are now reflected as interest expense in 2001, rather than such costs being deferred in OCI and amortized to interest expense over the life of the related debt.

     Equity in income of affiliates was adjusted by $26 million, primarily as a result of changes in the timing of income recognition from the Company's Bewag investment between 2001 and 2000.

     The provision for income tax for 2001 was adjusted primarily as a result of: $4 million of additional income tax expense recorded in Asia, $21 million of additional income tax expenses related to WPD; the tax effect of restatement adjustments in 2001 described above; and various adjustments related to U.S. residual taxes or non-consolidated equity interests.

                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       ------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                       ---------------------------------------
                                       AS PREVIOUSLY   DISCONTINUED   EITF ISSUE   RESTATEMENT      AS
                                         REPORTED       OPERATIONS      02-03      ADJUSTMENTS   RESTATED
                                       -------------   ------------   ----------   -----------   --------
OPERATING REVENUES:
  Generation.........................     $12,816          $(66)       $(9,545)       $ (98)      $3,107
  Integrated utilities and
     distribution....................         477            --             --           --          477
  Net trading revenue................          --            (2)           360            7          365
  Other..............................          22           (10)            --          (10)           2
                                          -------          ----        -------        -----       ------
Total operating revenues.............      13,315           (78)        (9,185)        (101)       3,951
                                          -------          ----        -------        -----       ------
OPERATING EXPENSES:
Cost of fuel, electricity and other
  products...........................      11,437            (1)        (9,185)         (88)       2,163
Selling, general and
  administrative.....................         512           (43)            --           (4)         465
Maintenance..........................         136            (8)            --           15          143
Depreciation and amortization........         317           (11)            --           (6)         300
Impairment losses and restructuring
  charges............................          18            --             --          (18)          --
Other................................         231           (12)            --          (12)         207
                                          -------          ----        -------        -----       ------
  Total operating expenses...........      12,651           (75)        (9,185)        (113)       3,278
                                          -------          ----        -------        -----       ------
OPERATING INCOME (LOSS)..............         664            (3)            --           12          673
                                          -------          ----        -------        -----       ------
OTHER (EXPENSE) INCOME, NET:
Interest income......................         187           (11)            --           --          176
Interest expense.....................        (615)           14             --           (5)        (606)
Gain on sales of investments, net....          20            --             --           (1)          19
Equity in income of affiliates.......         196            --             --           57          253
Impairment loss on minority owned
  affiliates.........................          --            --             --          (18)         (18)
Other, net...........................          50           (12)            --           10           48
                                          -------          ----        -------        -----       ------
  Total other expense, net...........        (162)           (9)            --           43         (128)
                                          -------          ----        -------        -----       ------

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       ------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                       ---------------------------------------
                                       AS PREVIOUSLY   DISCONTINUED   EITF ISSUE   RESTATEMENT      AS
                                         REPORTED       OPERATIONS      02-03      ADJUSTMENTS   RESTATED
                                       -------------   ------------   ----------   -----------   --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTEREST..................         502           (12)            --           55          545
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................          86           (15)            --           87          158
MINORITY INTEREST....................          84            --             --            4           88
                                          -------          ----        -------        -----       ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.........................         332             3             --          (36)         299
                                          -------          ----        -------        -----       ------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAXES OF
  $(15)..............................          27            (3)            --            7           31
                                          -------          ----        -------        -----       ------
NET INCOME (LOSS)....................     $   359          $ --        $    --        $ (29)      $  330
                                          =======          ====        =======        =====       ======
EARNINGS (LOSS) PER SHARE:
  Basic:
     From continuing operations......     $  1.15                                                 $ 1.03
     From discontinued operations....        0.09                                                   0.11
                                          -------                                                 ------
     Net income......................     $  1.24                                                 $ 1.14
                                          =======                                                 ======
  Diluted:
     From continuing operations......     $  1.15                                                 $ 1.03
     From discontinued operations....        0.09                                                   0.11
                                          -------                                                 ------
     Net income......................     $  1.24                                                 $ 1.14
                                          =======                                                 ======

     Operating revenue for 2000 was adjusted by $101 million primarily as a result of the following restatement adjustments:

     - the reduction by $45 million relating to the Company's overstatement of $85 million of natural gas inventories (the remainder reduces revenues in 2000 and prior years);

     - a reduction of $30 million to record a full requirements contract in Texas at fair value; and

     - the reduction of $23 million of mark-to-market gains on energy loans held by Mirant's Energy Capital business, which were previously accounted for at fair value.

     Cost of fuel, electricity and other products was adjusted by $88 million primarily as a result of the reversal of $86 million of expenses associated with a full requirements contract in Texas, due to the change in accounting for this contract to fair value accounting.

     Equity in earnings of affiliates was adjusted by $57 million, primarily as a result of benefits from the reduction of the tax rate in Germany in 2000, which were not previously recognized.

     Provision for income tax for 2000 was adjusted primarily as a result of the income tax effect of a currency devaluation in the Philippines of $35 million which had not been previously recognized and $62 million of additional expense related to Bewag and the tax effect of restatement adjustments in 2000 described above.

                      MIRANT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         AT DECEMBER 31, 2001
                                                         -----------------------------------------------------
                                                                         INCREASE (DECREASE) DUE TO:
                                                                         ---------------------------
                                                         AS PREVIOUSLY   DISCONTINUED   RESTATEMENT      AS
                                                           REPORTED       OPERATIONS    ADJUSTMENTS   RESTATED
                                                         -------------   ------------   -----------   --------
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................     $   836         $  (8)        $   (35)    $   793
Funds on deposit.......................................          --            --             180         180
Receivables, less provision for uncollectibles of
  $191.................................................       3,018           (30)           (184)      2,804
Price risk management assets...........................       1,458           (13)           (325)      1,120
Deferred income taxes..................................         364           (16)             16         364
Assets held for sale...................................          --           828              --         828
Other..................................................       1,091           (12)           (515)        564
                                                            -------         -----         -------     -------
  Total current assets.................................       6,767           749            (863)      6,653
                                                            -------         -----         -------     -------
PROPERTY, PLANT AND EQUIPMENT, NET.....................       7,847          (485)            160       7,522
                                                            -------         -----         -------     -------
NONCURRENT ASSETS:
Goodwill, net of accumulated amortization of $275......       3,245            (5)             57       3,297
Other intangible assets, net of accumulated
  amortization of $70..................................         869           (15)            (46)        808
Investments............................................       2,244           (12)             71       2,303
Notes and other receivables, less provision for
  uncollectibles of $96................................         287          (205)            (16)         66
Price risk management assets...........................         709            --            (198)        511
Deferred income taxes..................................         402            --             259         661
Other..................................................         384           (27)           (135)        222
                                                            -------         -----         -------     -------
  Total noncurrent assets..............................       8,140          (264)             (8)      7,868
                                                            -------         -----         -------     -------
  TOTAL ASSETS.........................................     $22,754         $  --         $  (711)    $22,043
                                                            =======         =====         =======     =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt........................................     $    55         $  --         $    --     $    55
Current portion of long-term debt......................       2,604            --               6       2,610
Accounts payable and accrued liabilities...............       2,724           (24)            (61)      2,639
Taxes accrued..........................................         161           (14)            (80)         67
Price risk management liabilities......................       1,409            (6)           (109)      1,294
Obligations under energy delivery and purchase
  commitments..........................................         635            --            (132)        503
Other..................................................         478           208            (286)        400
                                                            -------         -----         -------     -------
  Total current liabilities............................       8,066           164            (662)      7,568
                                                            -------         -----         -------     -------
NONCURRENT LIABILITIES:
Long-term debt.........................................       5,824          (150)            151       5,825
Price risk management liabilities......................         624            --             749       1,373
Obligations under energy delivery and purchase
  commitments..........................................       1,376            --            (547)        829
Deferred income taxes..................................         109           (14)            (95)         --
Other..................................................         630            --             (78)        552
                                                            -------         -----         -------     -------
  Total noncurrent liabilities.........................       8,563          (164)            180       8,579
                                                            -------         -----         -------     -------
MINORITY INTEREST IN SUBSIDIARY COMPANIES..............         282            --              11         293
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
  A SUBSIDIARY HOLDING SOLELY PARENT COMPANY
  SUBORDINATED DEBENTURES..............................         345            --              --         345

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                         AT DECEMBER 31, 2001
                                                         -----------------------------------------------------
                                                                         INCREASE (DECREASE) DUE TO:
                                                                         ---------------------------
                                                         AS PREVIOUSLY   DISCONTINUED   RESTATEMENT      AS
                                                           REPORTED       OPERATIONS    ADJUSTMENTS   RESTATED
                                                         -------------   ------------   -----------   --------
STOCKHOLDERS' EQUITY:
Common stock...........................................           4            --              --           4
Additional paid-in capital.............................       4,886            --              (2)      4,884
Retained earnings......................................         729            --            (135)        594
Accumulated other comprehensive loss...................        (119)           --            (103)       (222)
Treasury stock, at cost................................          (2)           --              --          (2)
                                                            -------         -----         -------     -------
  Total stockholders' equity...........................       5,498            --            (240)      5,258
                                                            -------         -----         -------     -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........     $22,754         $  --         $  (711)    $22,043
                                                            =======         =====         =======     =======

     Funds on deposit have been reclassified from other current assets to a separate line on the consolidated balance sheet.

     Receivables, net was adjusted by $184 million primarily due to the reduction of customer receivables by $152 million due to cash receipts in 2001 previously not recorded as such, and due to the reduction of accrued revenues by $85 million due to an error associated with the accounting for sales of natural gas.

     Price risk management assets, current and noncurrent, were adjusted by $523 million, primarily due to the elimination of intracompany positions.

     Other current and other noncurrent assets were adjusted by $650 million primarily due to a change in the accounting for certain derivative financial instruments from hedge accounting to fair value accounting through earnings.

     Property, plant and equipment, net was adjusted by $160 million primarily due to the change in accounting for certain leases from operating leases to capital leases of $132 million and additional accruals for construction work in progress of $26 million.

     Other intangible assets were adjusted by $46 million primarily as a result of reclassifications of trading rights associated with the Company's New York business unit being reclassified to goodwill. This increase to goodwill was partly offset by finalizing purchase accounting for the Company's Jamaica acquisition.

     Price risk management liabilities, current and noncurrent, were adjusted by $109 million and $749 million, respectively, primarily due to the reclassification of the estimated fair value of power purchase agreements of approximately $914 million and the reclassification of certain derivative financial instruments to price risk management liabilities, partly offset by the elimination of intercompany positions discussed above.

     Obligations under energy delivery and purchase commitments were adjusted by $679 million primarily due to the reclassification of a power purchase agreement to price risk management liabilities as discussed above.

     Long-term debt was adjusted primarily due to the change in accounting for certain leases from operating leases to capital leases.

     Accumulated other comprehensive loss was adjusted by $103 million during 2001 primarily as a result of errors in the Company's accounting for certain commodity financial instruments as hedging instruments. Certain gains previously deferred in OCI are now reflected in earnings due to the change in accounting for commodity financial instruments at fair value rather than as hedges.

     Additional paid-in capital at December 31, 1999 has been adjusted primarily to reflect a non-cash transfer of employee obligations by Mirant to Southern Company.

                      MIRANT CORPORATION AND SUBSIDIARIES

     Retained earnings at December 31, 1999 has been restated to reflect the prior period adjustment in the accompanying consolidated statements of shareholders' equity, and increased by $53 million, as a result of the restatement adjustments. This increase in the retained earnings balance is primarily due to $49 million of tax benefits relating to the devaluation of the Philippine Peso relative to the United States dollar that occurred in the Philippines from 1997 through 1999 but were not previously recognized in the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE YEAR ENDED          FOR THE YEAR ENDED
                                              DECEMBER 31, 2001           DECEMBER 31, 2000
                                          --------------------------   ------------------------
                                          AS PREVIOUSLY        AS      AS PREVIOUSLY      AS
                                            REPORTED        RESTATED     REPORTED      RESTATED
                                          -------------     --------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................     $   568        $   409       $   359      $   330
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Equity in income of affiliates........        (243)          (219)         (174)        (253)
  Dividends received from equity
     investments........................         196            196            53           53
  Depreciation and amortization.........         427            425           333          321
  Amortization of obligations under
     energy delivery and purchase
     commitments:.......................        (338)             *           (33)           *
     Transition power agreements........           *           (417)            *          (12)
     Other agreements...................           *            (13)            *          (15)
  Impairment loss and restructuring
     charge.............................          85             89            18           18
  Commodity trading activities, net.....         (54)             5           (46)          10
  Deferred income taxes.................         192             91           114          169
  Gain on sales of assets...............          (4)            (8)          (20)         (19)
  Minority interest.....................          41             42            84           89
  Other, net............................          57             39            45            5
  Changes in operating assets and
     liabilities........................
     Receivables, net...................       1,076          1,319        (2,515)      (2,010)
     Other current assets...............        (147)          (369)          (21)        (248)
     Other assets.......................           *            (73)            *            4
     Accounts payable and accrued
       liabilities......................      (1,674)        (1,438)        2,694        2,336
     Taxes accrued......................         (53)            10            69           18
     Other current liabilities..........          42             44            12           12
     Other liabilities..................         140              8           (11)         (32)
                                             -------        -------       -------      -------
          Total adjustments.............        (257)          (269)          602          446
                                             -------        -------       -------      -------
          Net cash provided by operating
            activities..................         311            140           961          776
                                             -------        -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................      (1,761)        (1,780)         (616)        (614)
Cash paid for acquisitions..............      (1,348)        (1,352)       (3,147)      (1,673)
Issuance of notes receivable............        (270)          (254)         (864)        (837)

                      MIRANT CORPORATION AND SUBSIDIARIES

                                              FOR THE YEAR ENDED          FOR THE YEAR ENDED
                                              DECEMBER 31, 2001           DECEMBER 31, 2000
                                          --------------------------   ------------------------
                                          AS PREVIOUSLY        AS      AS PREVIOUSLY      AS
                                            REPORTED        RESTATED     REPORTED      RESTATED
                                          -------------     --------   -------------   --------
Repayment on notes receivable...........         560            560           232          232
Disposal of Southern Company affiliates
  and other companies...................         (93)           (93)           --           --
Proceeds from the sale of assets........          40             40         1,542           42
Property insurance proceeds.............          13             13            22           22
                                             -------        -------       -------      -------
          Net cash used in investing
            activities..................      (2,859)        (2,866)       (2,831)      (2,828)
                                             -------        -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net........        (238)          (224)        1,761        1,849
Proceeds from issuance of long-term
  debt..................................       4,002          4,002           329          329
Repayment of long-term debt.............      (2,366)        (2,366)         (491)        (491)
Proceeds from issuance of preferred
  securities............................          --             --           334          334
Change in debt service reserve fund.....          99             98          (143)        (143)
Proceeds from issuance of common
  stock.................................         803            802         1,380        1,380
Capital contributions from Southern
  Company...............................          --             --            65           65
Capital contributions from minority
  interests.............................          47             47            14           14
Return of capital to Southern Company...          --             --          (113)        (113)
Payment of dividends to Southern
  Company...............................          --             --          (390)        (390)
Payment of dividends to minority
  interests.............................         (28)           (28)          (28)         (28)
Purchase of treasury stock..............          (2)            (2)           --           --
(Repayments of) proceeds from commodity
  prepay transaction....................          --            217            --           --
                                             -------        -------       -------      -------
          Net cash provided by financing
            activities..................       2,317          2,546         2,718        2,806
                                             -------        -------       -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS..................          18             18           (34)         (34)
                                             -------        -------       -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................        (213)          (162)          814          720
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR..................................       1,049            955           235          235
                                             -------        -------       -------      -------
CASH AND CASH EQUIVALENTS, END OF
  YEAR..................................     $   836        $   793       $ 1,049      $   955
                                             =======        =======       =======      =======

---------------

* Classification of certain amounts has changed in the current year.

     Operating cash flows in 2001 decreased by $171 million primarily due to the reclassification of $217 million in proceeds from a commodity prepay transaction to financing activities. Cash flows from financing activities in 2001 were increased by a corresponding amount.

     Operating cash flows in 2000 have been adjusted by $185 million primarily as a result of the reclassification of $88 million of proceeds from notes payable previously classified as cash flows from operating activities as well as the reclassification of $73 million of cash associated with discontinued operations to assets held for sale. Cash paid for acquisitions and proceeds from sales of assets were each reduced by $1.5 billion to eliminate amounts attributable to the operating leases for the Morgantown and

                      MIRANT CORPORATION AND SUBSIDIARIES

Dickerson facilities which were previously accounted for as a sale-leaseback transaction. Financing cash flows increased $88 million as a result of the reclassification of the proceeds from the loan discussed above.

4.  FINANCIAL INSTRUMENTS

  DERIVATIVE FINANCIAL INSTRUMENTS

     In connection with its power generation business in North America, Mirant enters into a variety of short and long-term agreements to acquire the fuel for generating electricity, as well as to sell the electricity produced. A portion of the Company's fuel is also purchased in the spot market and a portion of the electricity it produces is sold in the spot market. As a result, the Company's financial performance varies depending on changes in the prices of these commodities.

     From time-to-time, the Company enters into derivative financial instruments to manage the market risks associated with the electricity produced by its power plants that are not covered by long-term, fixed price contracts. Mirant enters into a variety of contractual agreements, such as forward purchase and sale agreements, and futures, swaps and option contracts. Futures and option contracts are traded on a national exchange and swaps and option contracts are traded in over-the-counter financial markets. These contractual agreements have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

     As discussed in Note 3, the Company has subsequently determined that all of the Company's commodity derivative financial instruments previously accounted for as cash flow hedges under SFAS No. 133 do not qualify for cash flow hedge accounting. Accordingly, all unrealized gains and losses associated with these derivative transactions, previously deferred, have now been recognized in earnings as incurred in 2002 and 2001.

     In addition, the Company has subsequently determined that certain of the Company's power purchase agreements are derivative financial instruments and subject to fair value accounting under SFAS No. 133. Previously, the Company believed the agreements qualified for the "normal purchase/normal sale" exclusion under SFAS No. 133 and had accounted for the agreements as executory contracts under accrual accounting.

  PROPRIETARY TRADING ACTIVITIES

     In addition to managing commodity price risk for its generation assets, Mirant also engages in proprietary trading, primarily in regions where it owns generating facilities or other physical assets. The Company assumes certain market risks, in an effort to generate gains from changes in market prices, by entering into derivative instruments, including exchange-traded and over-the-counter contracts, as well as other contractual arrangements. The Company's proprietary trading business can be volatile and subject to swings in earnings and cash flow as commodity prices change. Gas and electricity, the primary commodities it trades, are among the most volatile commodities in terms of price in the market.

     These derivative instruments are recorded at their estimated fair value in the Company's consolidated balance sheet as price risk management assets and liabilities. Changes in the fair value and settlements of these instruments are recorded as net trading revenues.

     The volumetric weighted average maturity, or weighted average tenor, of the North American portfolio, including the derivative financial instruments previously accounted for as cash flow hedges, at December 31, 2002 was 2.5 years. The net notional amount, or net long (short) position, of the price risk management assets and liabilities at December 31, 2002 was approximately (3) million equivalent megawatt-hours.

                      MIRANT CORPORATION AND SUBSIDIARIES

     The fair values, net of credit reserves, of Mirant's price risk management assets and liabilities as of December 31, 2002, are included in the following table (in millions):

                                                      PRICE RISK             PRICE RISK
                                                   MANAGEMENT ASSETS   MANAGEMENT LIABILITIES
                                                   -----------------   ----------------------
Electricity.....................................        $  399                $ 1,225
Natural gas.....................................         1,642                  1,429
Crude oil.......................................            20                     56
Other...........................................            57                     21
                                                        ------                -------
  Total.........................................        $2,118                $ 2,731
                                                        ======                =======

     Power sales agreements and contracts that are used to mitigate exposure to commodity prices but do not meet the definition of a derivative or are excluded from fair value accounting under certain exceptions in SFAS No. 133 are accounted for as executory contracts.

  INTEREST RATE AND CURRENCY DERIVATIVES

     The Company has entered into interest rate swaps, which are accounted for as hedges of its cash flow exposure to variable interest rates. The interest rates in the following table represent the range of fixed interest rates that Mirant pays on the related interest rate swaps. On all of these interest rate swaps, Mirant receives floating interest rate payments based on the London InterBank Offered Rate ("LIBOR"). The Company has also entered into a currency swap to mitigate Mirant's exposure changes in foreign currency rates arising from cross border sales denominated in foreign currency. Interest rate and foreign currency swaps outstanding at December 31, 2002 are as follows:

                       YEAR OF MATURITY                      NUMBER OF      NOTIONAL   UNREALIZED
TYPE                    OR TERMINATION    INTEREST RATES   COUNTERPARTIES    AMOUNT    (LOSS) GAIN
----                   ----------------   --------------   --------------   --------   -----------
                                                                                (IN MILLIONS)
Interest rate
  swaps..............   2003-2004          3.85%-5.80%        2              $  220        $(9)
Foreign currency
  swaps..............      2003                --             1               CAD$6         --
                                                                                           ---
                                                                                           $(9)
                                                                                           ===

CAD -- Denotes Canadian dollar

     Unrealized gains and losses on interest rate swaps and foreign currency swaps accounted for as hedges are recorded in OCI.

     The unrealized gain or loss for interest rate swaps is determined based on third party quotations of forward LIBOR and swap rates at December 31, 2002. This value estimates the amount that Mirant would receive or pay to terminate the swap agreement at the reporting date. The unrealized gain or loss for currency forwards is determined based on third party forward rates as of December 31, 2002.

     Additional Canadian dollar contracts with a notional amount of CAD$219 million are included in the fair value of price risk management liabilities because hedge accounting criteria were not met. As of December 31, 2002, the unrealized loss was $2 million.

  FAIR VALUES

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at market or fair value include cash and interest-bearing cash equivalents, derivative financial instruments, and financial instruments used

                      MIRANT CORPORATION AND SUBSIDIARIES
for price risk management purposes. The following methods were used by Mirant to estimate the fair value of all financial instruments that are not otherwise carried at fair value on the accompanying consolidated balance sheets:

          Notes Receivable. The fair value of Mirant's notes receivable is estimated using interest rates it would receive currently for similar types of arrangements.

          Notes Payable and Other Long- and Short-Term Debt. The fair value of Mirant's notes payable and long- and short-term debt is estimated using quoted market prices, when available, or discounted cash flow analysis based on current market interest rates for similar types of borrowing arrangements.

          Company Obligated Mandatorily Redeemable Securities. The fair value of Mirant's company obligated preferred securities is calculated based on the quoted market price.

     The carrying or notional amounts and fair values of Mirant's financial instruments at December 31, 2002 and 2001 were as follows (in millions):

                                                          2002                2001
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
Notes and other receivables, including current
  portion.........................................   $  145    $  145    $   90    $   90
Notes payable and long- and short-term debt.......    8,887     5,376     8,490     7,893
Company obligated mandatorily redeemable
  securities of a subsidiary holding solely parent
  company debentures..............................      345        57       345       280

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31, 2002 and 2001 (in millions):

                                                               2002     2001
                                                              ------   ------
Production..................................................  $5,200   $3,593
Transmission and distribution...............................     217      197
Leasehold interest..........................................   2,047    2,045
Oil and gas properties......................................      25       25
Construction work in progress...............................     754    1,934
Other.......................................................     384      357
Suspended construction projects.............................     698       --
                                                              ------   ------
                                                               9,325    8,151
  Less: accumulated depreciation, depletion and amortization
     and provision for impairment...........................     906      629
                                                              ------   ------
Total property, plant and equipment, net....................  $8,419   $7,522
                                                              ======   ======

     Depreciation of the recorded cost of depreciable property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. The following table shows the estimated useful lives (in years):

Production..................................................    5 to 42
Transmission and distribution...............................    5 to 39
Other.......................................................    3 to 35

                      MIRANT CORPORATION AND SUBSIDIARIES

     The cost of oil and gas properties was amortized using the units of production method over the estimated proved reserves of the properties.

     Substantially all construction on three generating facilities has been suspended in 2002. Management plans to resume construction on two of these facilities during 2005 and 2006 and pursue a sale of the remaining facility. A portion of one construction project, the Bowline expansion at Mirant New York, has been suspended.

     As a result of the suspension, Mirant reviewed the suspended construction projects for impairment in accordance with SFAS No. 144. See Note 9 for a discussion of the impairment losses recorded for suspended construction projects.

6.  DISPOSITIONS AND ACQUISITIONS

  DISPOSITIONS

     In 2002, Mirant undertook a program of asset sales designed to reduce investments in businesses that are not central to the Company's current strategy. The following table summarizes information related to completed asset sales as of December 31, 2002 (in millions):

                                                                                      DATE OF SALE
INVESTMENT             LOCATION    GROSS PROCEEDS   GAIN (LOSS)   REPORTING SEGMENT     IN 2002
----------             ---------   --------------   -----------   -----------------   ------------
Kogan Creek and
  AQC................  Australia        $51             $30        International      May, August
Other................                    19              11             --
                                        ---             ---
Total................                   $70             $41
                                        ===             ===

     The gain or loss amounts do not include the effects of impairments of these assets recorded prior to their sale.

     In addition to the above completed sales, Mirant announced in July 2002 its agreement to sell the Company's Neenah generating facility for approximately $109 million. This sale closed in the first quarter of 2003. Subsequent to December 31, 2002, Mirant also completed the sale of its Tanguisson power plant in Guam for approximately $16 million, and in March 2003, Mirant completed the sale of Mirant Americas Energy Capital for approximately $160 million. The financial statements for prior years have been reclassified to report the revenues and expenses separately as discontinued operations for these asset sales (See Note 3).

     State Line: In June 2002, Mirant completed the sale of its State Line generating facility for approximately $180 million plus an adjustment for working capital. The asset was sold at approximately book value. This business is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

     Mirant Americas Production Company: In August 2001, Mirant acquired a 75% working interest in 18 natural gas and oil producing fields as well as 206,000 acres of mineral rights in southern Louisiana from Castex and a number of its affiliates for approximately $162 million. Castex, a privately held Houston-based oil and gas producer, retained an interest in the properties and continued to operate them. In September 2002, Mirant recorded a write down of $48 million to reduce the carrying value of its investment to its estimated fair value less costs to sell. In December 2002, Mirant completed the sale of its investment for $143 million, and recorded an additional loss of $7 million. This business is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

                      MIRANT CORPORATION AND SUBSIDIARIES

     Kogan Creek: In May 2002, Mirant completed the sale of its 60% ownership interest in the Kogan Creek power project located near Chinchilla in southeast Queensland, Australia, and the associated coal deposits for approximately $ 30 million. The gain on the sale of Mirant's investment in Kogan Creek was approximately $28 million.

     AQC: In August 2002, Mirant completed the sale of its wholly owned subsidiary MAP Fuels Limited, which wholly owned AQC, a coal mining company in Queensland, Australia, which mines and processes over 1 million tons of coal each year for sale to a combination of domestic and export markets for approximately $ 21 million. The subsidiary was sold at a gain of approximately $2 million. The sale included both the Wilkie Creek Coal Mine and the Horse Creek coal deposits.

     EDELNOR: In December 2001, Mirant wrote down its remaining investment in EDELNOR by $82 million. On December 31, 2001, Mirant completed the sale of its 82.3% interest in EDELNOR for consideration of approximately $5 million.

     Hidroelectrica Alicura S.A. ("Alicura"): In 2000, Mirant completed the sale of its 55% indirect interest in Alicura for total consideration of $205 million, including the assumption of debt and the buy-out of the minority partners. Alicura's principal asset was a concession to operate a 1,000 MW hydroelectric facility located in the province of Neuquen, Argentina. The proceeds from the sale approximated the net book value of the investment.

  ACQUISITIONS

     Sangi and Carmen: In April 2002, Mirant acquired ARB Power Ventures, Inc. and CMS Generation Cebu Limited Company, located in the Philippines, for approximately $21 million. The purchase included the Toledo Power Co. which owns the Sangi and Carmen generating facilities.

     Navotas 1 and 2: In December 2002, Mirant entered into an agreement with the Philippine government ("NPC") to acquire 100% ownership of the Navotas 2 plant for approximately $13 million at the end of the cooperation period. NPC will pay Mirant approximately $7 million in full settlement of its obligations to pay capacity fees for the remaining term of the energy conversion agreement ("ECA"). This agreement is expected to close during the second quarter of 2003. In March 2003, the ECA for Navotas 1 expired, and the plant was transferred to NPC pursuant to the terms of the ECA.

     TransCanada Marketing Business: In December 2001, Mirant acquired the majority of the gas marketing business of TransCanada for approximately $120 million. The transaction included the purchase of the majority of TransCanada's natural gas trading and marketing business and the related natural gas transportation and storage contracts. Mirant also purchased the right to market the aggregated supply from 550 Canadian natural gas producers.

     JPSCo: In March 2001, Mirant acquired 80% of the outstanding shares of JPSCo for $201 million from the Jamaican government. JPSCo is a fully integrated electric utility on the island of Jamaica. JPSCo is subject to monitoring and rate regulation by the Jamaican government and operates under a 20-year license, expiring in 2021.

     Generating Assets of Potomac Electric Power Company ("PEPCO"): On December 19, 2000, Mirant, through its subsidiaries and together with third-party lessors in a leveraged lease transaction, purchased PEPCO's generating facilities in Maryland and Virginia, consisting of four electric generating stations, Morgantown, Chalk Point, Dickerson and Potomac River, with a combined generating capacity of 5,256 MW. In addition to the generating facilities, Mirant acquired three coal ash storage facilities, a 51.5 mile oil pipeline serving the Chalk Point and Morgantown facilities, an engineering and maintenance service facility, and other related assets.

                      MIRANT CORPORATION AND SUBSIDIARIES

     Mirant paid an aggregate of $1.255 billion in cash and transaction expenses for the generating facilities and related assets, except for the baseload facilities at Morgantown and Dickerson, which were purchased by the third-party lessor for $1.5 billion in cash. Mirant Mid-Atlantic simultaneously entered into agreements with the lessors to lease the Morgantown (1,244 MW) and Dickerson (546 MW) baseload facilities for terms of 33.75 years and 28.5 years, respectively (see note 16). These leases have been accounted for as operating leases.

     As part of the acquisition, Mirant assumed obligations for pension benefits, other post employment benefits and vacation accruals associated with the 950 former PEPCO personnel that became employees of Mirant aggregating $107 million. Mirant also assumed the obligations related to a lease for the 84 MW combustion turbine owned by SMECO at the Chalk Point facility. This lease has been accounted for as a capital lease by Mirant.

     As part of the acquisition, Mirant also entered into two transition power agreements to provide power to PEPCO, and assumed PEPCO's obligations under existing power purchase agreements from third parties, representing obligations with an estimated fair value of approximately $1.7 billion and $700 million, respectively, at the date of the acquisition. See note 17 for a discussion of the transition power agreements and the power purchase agreements.

     The acquisition was accounted for under the purchase method of accounting. The final purchase price allocation is as follows (in millions):

Current assets..............................................   $   53
Property, plant and equipment...............................    1,429
Goodwill....................................................    1,276
Other intangible assets.....................................      285
Deferred tax asset resulting from acquisition...............      822
Obligations under power purchase agreements and transition
  power agreements..........................................   (2,438)
Other liabilities...........................................     (172)
                                                               ------
  Net purchase price........................................   $1,255
                                                               ======

     The obligations under the power purchase agreements and under the transition power agreements were recorded at their estimated fair value at the acquisition date.

     Minority Interest in Mirant Americas Energy Marketing: In September 2000, Mirant acquired Vastar's 40% interest in Mirant Americas Energy Marketing for $250 million. As a result, Mirant Americas Energy Marketing became a wholly owned subsidiary and has been consolidated in Mirant's financial statements since the date of acquisition.

     SE Finance and Capital Funding: On March 5, 2001, Southern redeemed its outstanding share of Mirant's Series B preferred stock in exchange for transferring two of the Company's subsidiaries, SE Finance Capital Corporation and Southern Company Capital Funding Inc., to Southern.

                      MIRANT CORPORATION AND SUBSIDIARIES

7.  INVESTMENTS

     Following is a summary of investments as of December 31, 2002 and 2001 (in millions):

                                                              DECEMBER 31,
                                                              -------------
INVESTMENT                                                    2002    2001
----------                                                    ----   ------
Equity Method Investments:
  PowerGen..................................................  $ 84   $   79
  Ilijan....................................................    45       38
  CUC.......................................................    12        6
  Visayan Electric Company, Inc.............................     3       --
  Birchwood.................................................   (10)      (6)
  Bewag.....................................................    --    1,279
  SIPD......................................................    --      135
  Perryville................................................    --        1
  WPD.......................................................    --      468
  Shajiao C.................................................    --      201
  CEMIG.....................................................    --       --
  Coyote Springs 2..........................................   100       53
  Inter Continental Exchange, Inc...........................     7        7
  Norwegian Greenfield Project..............................    --        8
Other:
  Preferred stock...........................................    52       24
  Other.....................................................     3       10
                                                              ----   ------
  Total.....................................................  $296   $2,303
                                                              ====   ======

                                                              2002   2001   2000
                                                              ----   ----   ----
Equity in income of affiliates:
  Interests retained........................................  $ 27   $ 21   $ 45
  Interests disposed of.....................................   141    196    208
                                                              ----   ----   ----
                                                              $168   $217   $253
                                                              ====   ====   ====

     Preferred Stock: Mirant owns a $40 million 16.75% convertible preferred equity interest in Aqualectra, an integrated water and electric company in Curacao, Netherlands Antilles. Aqualectra has a call option and Mirant has a put option related to this investment. The options are exercisable the earlier of three years from December 2001 or upon privatization of the company and expire three years after the trigger date. Mirant can convert its shares to common shares during the vesting period.

                      MIRANT CORPORATION AND SUBSIDIARIES

     In 2002, Mirant's undertook a program of asset sales designed to reduce investments that are not central to the Company's current strategy. Following is a summary of information related to completed investment sales as of December 31, 2002 (in millions):

INVESTMENT                    GROSS PROCEEDS   GAIN (LOSS)   IMPAIRMENT LOSS    DATE OF SALE
----------                    --------------   -----------   ---------------   --------------
Bewag.......................      $1,632          $ 249          $   --        February 2002
SIPD........................         120             (7)             --           May 2002
Perryville..................          --             (1)             --          June 2002
WPD.........................         235             (3)           (325)       September 2002
Shajiao C...................         300             91              --        December 2002
CEMIG.......................          --             --            (132)       December 2002
Norway......................          --             --             (10)       December 2002
                                  ------          -----          ------
  Total.....................      $2,287          $ 329          $ (467)
                                  ======          =====          ======

     The gain or loss amounts do not include the effects of impairment losses relating to those investments prior to their sale.

     Bewag: Mirant had owned a 26% interest in Bewag, an electric utility serving over 2 million customers in Berlin, Germany. In June 2001, Mirant purchased an additional 18.8% interest in Bewag for approximately $464 million. In February 2002, Mirant sold its interest in Bewag for approximately $1.63 billion and recorded a gain of $249 million.

     SIPD: In May 2002, Mirant sold its 9.99% ownership interest in SIPD, located in the Shandong Province, China, for approximately $120 million. The loss on the sale of Mirant's investment in SIPD was approximately $7 million.

     Perryville: In June 2002, Mirant sold its 50% ownership interest in Perryville to Cleco, which owned the remaining 50% interest. As part of the sale, Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant in repayment of a subordinated loan to Perryville and for other miscellaneous costs. In connection with the sale, Mirant agreed to make a $25 million subordinated loan to Perryville. In addition, Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco. The obligations retained by Mirant and not subject to indemnity relate primarily to the existing 20-year tolling agreement between Mirant and Perryville. Effective August 23, 2002, Mirant and Perryville restructured the tolling agreement to remove the requirement for Mirant to post a letter of credit or other credit support in the event of a downgrade from S&P or Moody's. In connection with the restructuring, Mirant made a $100 million subordinated loan to Perryville which is reported as $98 million of notes and other receivables -- noncurrent and $2 million of receivables -- current on the consolidated balance sheet. The proceeds were used by Perryville to repay the existing $25 million subordinated loan owed to Mirant and to repay $75 million of senior debt of the project.

     WPD: In September 2002, Mirant sold its 49% economic interest in Western Power Distribution Holdings Limited and WPD Investment Holdings (collectively,
WPD) for approximately $235 million. WPD included the electric distribution networks for Southwest England and South Wales. In June 2002, Mirant recognized an impairment loss of approximately $265 million, net of $60 million of related income tax benefits, to reflect the difference between the carrying value of its investment and its estimated fair value. Upon completion of the sale in the third quarter of 2002, Mirant recognized an additional loss of $3 million.

                      MIRANT CORPORATION AND SUBSIDIARIES

     Shajiao C: In December 2002, Mirant sold its indirect 33% interest in Shajiao C power project in Guangdong Province, China for approximately $300 million. Mirant recognized a gain of approximately $91 million on the sale.

     CEMIG: In December 2002, Mirant recognized an impairment charge of approximately $132 million reflecting the current fair market value of its investment in CEMIG. The investment was sold in December 2002 at approximately its carrying value.

     Norway Project: In December 2002, Mirant completed the sale of its investment in the development project in Norway. In the third quarter of 2002, Mirant recognized an impairment loss of approximately $10 million to reflect the difference between the carrying value of its investment in the project and its estimated fair value less costs to sell. The investment was sold at approximately its carrying value.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

  GOODWILL

     Following is a summary of the changes in goodwill for the years ended December 31, 2002 and 2001, (in millions):

                                                     NORTH AMERICA   INTERNATIONAL   TOTAL
                                                     -------------   -------------   ------
2002
Goodwill, beginning of year........................     $1,914          $1,383       $3,297
Adoption of SFAS No. 141...........................        149              --          149
Impairment losses..................................         --            (697)        (697)
Purchase accounting and tax adjustments............         11             (77)         (66)
                                                        ------          ------       ------
Goodwill, end of year..............................     $2,074          $  609       $2,683
                                                        ======          ======       ======
2001
Goodwill, beginning of year........................     $1,975          $1,401       $3,376
Goodwill acquired..................................         72               1           73
Amortization expense...............................        (53)            (31)         (84)
Purchase accounting and tax adjustments............        (80)             12          (68)
                                                        ------          ------       ------
Goodwill, end of year..............................     $1,914          $1,383       $3,297
                                                        ======          ======       ======

     Upon the adoption of SFAS No. 141, Mirant reclassified its intangible assets relating to trading rights resulting from business combinations, to goodwill effective January 1, 2002. The reclassification increased goodwill by $149 million, net of accumulated amortization of $13 million and decreased intangible assets by a corresponding amount.

                      MIRANT CORPORATION AND SUBSIDIARIES

     Upon the adoption of SFAS No. 142, Mirant discontinued amortization of goodwill effective January 1, 2002. Net income and earnings per share (basic and diluted) for 2001 and 2000 have been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions, except per share data).

                                                              2001    2000
                                                              -----   -----
NET INCOME:
As restated.................................................  $ 409   $ 330
Effect of goodwill and trading rights amortization..........     56      30
                                                              -----   -----
Net income as adjusted......................................  $ 465   $ 360
                                                              =====   =====
EARNINGS PER SHARE:
Basic:
As restated.................................................  $1.20   $1.14
Effect of goodwill and trading rights amortization..........   0.16    0.10
                                                              -----   -----
As adjusted.................................................  $1.36   $1.24
                                                              =====   =====
Diluted:
As restated.................................................  $1.19   $1.14
Effect of goodwill and trading rights amortization..........   0.16    0.10
                                                              -----   -----
As adjusted.................................................  $1.35   $1.24
                                                              =====   =====

     In the fourth quarter of 2002, the Company performed the annual goodwill impairment evaluations of its Asian, Caribbean and North American reporting units as required by SFAS No. 142. No impairment charge for goodwill related to our North American or Caribbean reporting units was recorded, as the fair value of the reporting units exceeded the carrying value. In evaluating the Asian reporting unit goodwill, the Company determined that the carrying value of that reporting unit exceeded its fair value. As a result, the Company performed the second step of the impairment test by comparing the implied fair value of the Asian reporting unit goodwill, determined in a manner similar to a purchase price allocation, with the carrying amount of that goodwill. As a result, the Company recognized an impairment charge in 2002 of $697 million. The impairment was primarily attributable to the loss of future cash flows associated with certain Asian assets that were sold during the year, principally the Company's interest in the Shajiao C power plant.

  INTANGIBLE ASSETS

     Following is a summary of intangible assets as of December 31, 2002 and 2001 (in millions):

                                                                                       DECEMBER 31, 2001
                                                       DECEMBER 31, 2002                 (AS RESTATED)
                                                 -----------------------------   -----------------------------
                             WEIGHTED AVERAGE    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                            AMORTIZATION LIVES       AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                            ------------------   --------------   ------------   --------------   ------------
Trading rights............       26 years             $207            $(29)           $406            $(40)
Development rights........       35 years              217             (18)            292             (10)
Emissions allowances......       32 years              131              (8)            131              (4)
Other intangibles.........       14 years               40              (5)             37              (4)
                                                      ----            ----            ----            ----
  Total other intangible
     assets...............                            $595            $(60)           $866            $(58)
                                                      ====            ====            ====            ====

                      MIRANT CORPORATION AND SUBSIDIARIES

     Substantially all of Mirant's intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging up to 40 years. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $19 million, $31 million and $35 million, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $19 million for each of the following five years.

     The trading rights represent intangible assets recognized in connection with asset purchases that represent the Company's ability to generate additional cash flows by incorporating Mirant's trading activities with the acquired generating facilities.

     Development rights represent the right to expand capacity at certain acquired generating facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower certain generation facilities. This ability to repower or expand is expected to be at significant cost savings compared to greenfield construction.

     During 2002, Mirant transferred $36 million, net of accumulated amortization of $4 million, in development rights to construction work in process.

9.  RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

     As a result of changing market conditions, including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's downgrade of Mirant's credit rating in December 2001, Mirant adopted a plan in March 2002 to restructure its operations by exiting certain activities (including its European trading and marketing business), canceling and suspending planned power plant developments, closing business development offices, and severing employees. During 2002, Mirant recorded restructuring charges of $600 million related to accruals under the March 2002 restructuring plan as well as other costs that were recorded directly to restructuring expense. Also during 2002, Mirant recorded asset impairment charges of $373 million for costs relating to certain turbines and development projects that were to be sold, abandoned or placed in storage.

  RESTRUCTURING CHARGES

     Components of the restructuring charges are as follows (in millions):

Costs to cancel equipment orders and service agreements per
  contract terms............................................   $549
Severance of approximately 655 employees worldwide and other
  employee termination-related charges......................     51
                                                               ----
  Total.....................................................   $600
                                                               ====

     As of December 31, 2002, Mirant had terminated approximately 655 employees as part of its restructuring.

     During 2002, Mirant reclassified $164 million of the accrual to current portion of long-term debt as a result of the consolidation during the year of certain portions of Mirant's formerly off-balance sheet equipment procurement facilities (Note 16). Also during 2002, Mirant adjusted the accrual as a result of revisions to restructuring estimates (primarily relating to European and domestic office closures and

                      MIRANT CORPORATION AND SUBSIDIARIES
adjustments to equipment termination costs) and payments made against the accrual as summarized in the following table (in millions):

                                                ADJUSTMENTS
                                               (STATEMENT OF
                                BALANCE AT   OPERATIONS IMPACT)                                                BALANCE AT
                                JANUARY 1,   ------------------     CASH        OTHER                         DECEMBER 31,
                                   2002      EXPENSE   REVERSAL   PAYMENTS   ADJUSTMENTS   RECLASSIFICATION       2002
                                ----------   -------   --------   --------   -----------   ----------------   ------------
Costs to cancel equipment and
  projects....................     $ --       $276       $30        $ 87         $(5)            $164             $ --
Costs to sever employees and
  other employee-termination
  related costs...............       --         48        18          20           4               (3)              (9)
                                   ----       ----       ---        ----         ---             ----             ----
  Total.......................     $ --       $324       $48        $107         $(1)            $161             $ (9)
                                   ====       ====       ===        ====         ===             ====             ====

  IMPAIRMENT LOSSES

     The Company recorded impairment charges for the years ended December 31, 2002, 2001 and 2000 as follows (in millions):

                                           2002    2001   2000   REPORTING SEGMENT
                                          ------   ----   ----   -----------------
Turbines and related project costs......  $  151   $ --   $ --   North America
Power islands...........................     134     --     --   North America
Yulchon project cost....................      11     --     --   International
Mint Farm project costs.................      77     --     --   North America
EDELNOR.................................      --     82     --   International
                                          ------   ----   ----
  Total.................................  $  373   $ 82   $ --
                                          ======   ====   ====

     Impairment charges for equity method and other investments are disclosed in
Note 7.

     Turbines and Related Project Costs: In March 2002 and December 2002, the Company recognized impairment charges of approximately $151 million related to the construction work in progress costs of turbines to be terminated and the related project costs and certain turbines that it intends to place in storage. As of December 31, 2002, the remaining estimated fair value of these projects was approximately $3 million, and is included in property, plant and equipment, net in the accompanying consolidated balance sheets.

     Power Islands: In the third quarter of 2002, the Company assessed the recoverability of certain costs associated with two engineered equipment packages (commonly referred to as "power islands") related to its proposed development projects in Europe and Korea. Based on management's estimate of recoverability of the costs of these power islands, an impairment loss of $134 million was recognized in 2002. The Company also recorded an impairment loss of $11 million for the related Yulchon Project site in Korea.

     Mint Farm: In December 2002, the Company assessed the recoverability of certain costs related to its Mint Farm generating project in Longview, Washington, which had been suspended. Based on management's estimate of the recoverability of the project costs, Mirant recognized an impairment charge of approximately $77 million. The remaining project cost associated with this facility is $92 million, and is included in property, plant and equipment, net in the accompanying consolidated balance sheets.

     EDELNOR: In 2001, Mirant recognized an impairment charge of $82 million related to its investment in EDELNOR.

                      MIRANT CORPORATION AND SUBSIDIARIES

10.  DEBT

     At December 31, 2002 and 2001, long-term debt of Mirant and its consolidated subsidiaries was as follows (in millions):

                                                                            SECURED/
LONG-TERM DEBT                     INTEREST RATE         2002      2001     UNSECURED
--------------                 ----------------------   -------   -------   ---------
CAPITAL MARKETS DEBT:
Mirant Corp. Senior Notes due
  2004 and 2009..............      7.4% and 7.9%        $   700   $   700   Unsecured
Mirant Corp. Convertible
  Senior Notes due 2007......          5.75%                370        --   Unsecured
Mirant Corp. Convertible
  Senior Debentures due
  2021.......................           2.5%                750       750   Unsecured
Mirant Americas Generation --
  Senior Notes due 2006,
  2008, 2011, 2021 and
  2031.......................   7.625%, 7.2%, 8.3%,       2,500     2,500   Unsecured
                                  8.5% and 9.125%

BANK DEBT:
Mirant Corp. Revolving Credit
  Facilities, due 2004 to
  2005.......................  LIBOR + 1.95% to 2.18%       426        --   Unsecured
Mirant Corp. Term loan, due
  2003.......................       LIBOR + 2.0%          1,125     1,075   Unsecured
Mirant Americas Generation --
  Credit Facility, due
  2004.......................      LIBOR + 1.50%            300        73   Unsecured
Mirant Sual project loan, due
  2003 to 2012...............  LIBOR + 2.5% to 10.56%       734       827     Secured
Mirant Pagbilao project loan,
  due 2003 to 2007...........     LIBOR + 2.15% to          300       374     Secured
                                       10.25%
Mirant Americas Development
  Capital, due 2004..........          3.78%                237        --     Secured
West Georgia Generating
  Company, due 2003..........          3.05%                140       144     Secured
Jamaica Public Service
  Company Limited, due 2003
  to 2030....................      4.0% to 11.9%            153       133     Secured
Mirant Grand Bahamas Limited,
  due 2003 to 2006...........      LIBOR + 1.25%             15        16     Secured
Grand Bahama Power Company,
  due 2003 to 2007...........  LIBOR + 1.0% to 1.25%         31        32   Unsecured
Mirant Curacao Investments
  II, Ltd., due 2007.........          10.15%                18        --     Secured
Mirant Trinidad Investments,
  Inc. Notes, due 2006.......          10.2%                 73        73     Secured

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                            SECURED/
LONG-TERM DEBT                     INTEREST RATE         2002      2001     UNSECURED
--------------                 ----------------------   -------   -------   ---------
Mirant Americas Energy
  Marketing -- Pan Alberta,
  due 2003...................          7.91%                  5        --   Unsecured
Mirant Asia-Pacific Ventures,
  due 2007...................      LIBOR + 3.75%             --       792   Unsecured
Mirant Asia-Pacific Ltd --
  Shajiao C, due 2005........                                --        26   Unsecured
Mirant Holdings
  Beteiligungsgesellschaft
  Term Loan, due 2002........                                --       566     Secured

OTHER DEBT:
Mirant Americas Energy
  Marketing commodity prepay,
  due 2003 and 2004..........                               211        --   Unsecured
Mirant Americas, Inc. --
  deferred acquisition price,
  due 2003 and 2004..........                                45        66   Unsecured
European Power Island
  Procurement B.V., due
  2003.......................          5.56%                122        --     Secured
Capital leases, due 2016
  through 2022...............      8.19% to 12.5%           561       289          --
Mirant Curacao Investments --
  deferred acquisition price,
  due 2006...................          9.00%                  9        --   Unsecured
Other........................                                --         2          --
Unamortized debt discounts on
  notes payable..............                                (3)       (3)
                                                        -------   -------
     Total long-term debt....                             8,822     8,435
                                                        -------   -------
Less: current portion of
  long-term debt.............                            (1,731)   (2,610)
                                                        -------   -------
     Total long-term debt,
       excluding current
       portion...............                           $ 7,091   $ 5,825
                                                        =======   =======

     In 2002, Mirant deferred shipment dates and made direct payments for certain turbines in its off-balance sheet equipment procurement facilities. As a result, those specific turbines no longer qualify for off-balance sheet treatment. Therefore, Mirant has included a $359 million liability for these turbines (equal to the drawn amounts for those turbines) as of December 31, 2002, of which $59 million is reported as other long-term debt and $300 million is reported in current portion of long-term debt in the accompanying consolidated balance sheet at December 31, 2002.

                      MIRANT CORPORATION AND SUBSIDIARIES

     At December 31, 2002, the annual scheduled maturities of long-term debt during the next five years were as follows (in millions):

2003........................................................   $1,731
2004........................................................    2,189
2005........................................................      236
2006........................................................      900
2007........................................................      517
Thereafter..................................................    3,249

  MIRANT CORPORATION -- REVOLVING BANK FACILITIES

     Mirant Corporation has three revolving bank facilities: a $1.125 billion 364-Day Credit Facility maturing in July 2003, a $450 million Credit Facility C maturing in April of 2004, and a $1.125 billion 4-Year Credit Facility maturing in July 2005. The credit facilities generally require payment of commitment fees based on the unused portion of the commitments. The schedule below summarizes the revolving bank facilities of Mirant Corporation as of December 31, 2002 (in millions).

                                                        UTILIZED
                                                         AMOUNT
                                                       EXCLUDING    LETTERS OF                FACILITY/
                                            FACILITY   LETTERS OF     CREDIT       AMOUNT     COMMITMENT
COMPANY                                      AMOUNT      CREDIT     OUTSTANDING   AVAILABLE      FEES
-------                                     --------   ----------   -----------   ---------   ----------
Mirant Corporation Credit Facility C......   $  450      $  401       $   46         $ 3        0.325%
Mirant Corporation 4-Year Credit
  Facility................................    1,125          25        1,052          48        0.350%
Mirant Corporation 364-Day Credit
  Facility................................    1,125       1,125           --          --        0.300%
                                             ------      ------       ------         ---
  Total...................................   $2,700      $1,551       $1,098         $51
                                             ======      ======       ======         ===

     As of April 25, 2003 the total amount of Mirant's credit facility C was reduced to $446 million and the total amount of Mirant's 4-year credit facility was reduced to $1,056 million.

     The bank facilities contain two financial covenants, which are calculated quarterly. Mirant Corporation is required to maintain a ratio of 1.50 to 1.00 of cash available for corporate debt service to corporate interest, as defined, and a ratio of recourse debt to recourse capital, as defined, of 0.55 to 1.00. In addition to the financial covenants, the Mirant Corporation bank facilities include other covenants, including restrictions on liens, incurrence of recourse debt, payment of dividends and sale of assets and the requirement to provide financial statements to its lenders within 120 days after the end of each fiscal year and within 60 days after the end of each of its first three fiscal quarters. Each of the bank facilities includes certain events of default including a cross acceleration provision under which a default would be triggered if Mirant Corporation failed to pay any principal, premium or interest in excess of $50 million on any other outstanding debt obligation, and a change of control default triggered by any person or group owning beneficially, directly or indirectly, more than 50% of the voting stock of Mirant Corporation or certain changes in the composition of the board of directors of Mirant Corporation.

     As a result of write-downs to reflect the impairment of goodwill, valuation allowances provided for net deferred tax assets, and deferred tax liabilities provided with respect to investments in foreign subsidiaries, Mirant Corporation anticipated that it would not be in compliance with the recourse debt to recourse capital financial covenant under its bank facilities (including the Mirant Americas Development Capital turbine facility) upon delivery of its financial statements for the year ended December 31, 2002. Therefore, Mirant Corporation sought, and received, a waiver from the required lenders under its bank facilities for any potential breaches with respect to non-compliance with the recourse debt to recourse capital financial

                      MIRANT CORPORATION AND SUBSIDIARIES
covenant, any potential breaches that could arise relating to our historical financial reporting requirements or representations or the inclusion in its independent auditors' report on the Company's annual financial statements of an explanatory paragraph stating that the Company has not presented the selected quarterly financial data specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements. The lenders under the respective bank facilities agreed to such waiver through May 29, 2003, subject to certain terms and conditions, including limiting future use of the bank facilities to issuances of letters of credit and limiting capital expenditures and other material payments. The terms of the waiver provide for an extension, to July 14, 2003, with the prior written consent of lenders representing a majority of the committed amount under each of the facilities. Upon expiration or termination of the waiver, the lenders under the respective bank facilities would be able to restrict the issuance of additional letters of credit and/or declare an event of default and, after the applicable cure or grace period, accelerate the indebtedness under such bank facilities. An acceleration of indebtedness under the bank facilities would cross accelerate approximately $910 million of Mirant Corporation capital markets and other indebtedness. However, the Company can provide no assurances either with respect to whether the waiver will be extended beyond May 29, 2003 or whether the lenders under each of the Mirant Corporation bank facilities will accelerate the loans after expiration or termination of the waiver.

  MIRANT CORPORATION -- 7.4% SENIOR NOTES DUE 2004 AND 7.9% SENIOR NOTES DUE
  2009

     Mirant Corporation has issued $200 million and $500 million of 7.4% Senior Notes and 7.9% Senior Notes, respectively. These senior notes are unsecured obligations of Mirant Corporation. The senior notes are not supported by guarantees or other commitments of subsidiaries of Mirant Corporation. In addition to other events of default typical of senior notes, it is an event of default under the notes if Mirant Corporation fails to pay any principal, premium or interest in excess of $50 million on any outstanding debt obligation when it becomes due and payable. The senior notes do not include financial maintenance covenants. However, under the senior notes, Mirant Corporation is restricted in its ability to grant liens or other encumbrances on or over the non-cash assets of Mirant Corporation to secure the payment of indebtedness, subject to certain exceptions.

  MIRANT CORPORATION -- 5.75% CONVERTIBLE SENIOR NOTES DUE 2007 AND 2.5% CONVERTIBLE SENIOR DEBENTURES DUE 2021

     Mirant Corporation has issued $750 million and $370 million in aggregate principal amount of 2.5% Convertible Debentures and 5.75% Convertible Senior Notes, respectively. These convertible senior debentures/notes are unsecured obligations of Mirant Corporation. The convertible senior debentures/notes are not supported by guarantees or other commitments of subsidiaries of Mirant Corporation to pay amounts due under such debentures/notes or to provide Mirant Corporation with funds for the payment, whether by dividends, distributions, loans or other payments. The convertible senior debentures/notes do not include financial covenants. However, under the convertible senior debentures/notes, Mirant Corporation is restricted in its ability to grant liens or encumbrance on or over the non-cash assets of Mirant Corporation to secure the payment of indebtedness, subject to certain exceptions.

  MIRANT AMERICAS DEVELOPMENT CAPITAL, LLC -- DOMESTIC TURBINE LEASE FACILITY

     Mirant Americas Development Capital, LLC ("Mirant Americas Development Capital") is party to a warehouse operating lease facility ("turbine facility"). The turbine facility initially consisted of a $700 million "true-funding" tranche and a $1.1 billion "treasury-backed" tranche. Pursuant to the transaction, a trust (the "lessor") was established for the purpose of owning certain gas turbines, steam turbines, heat recovery generators and other equipment ("equipment"). The turbine facility provides that Mirant Americas Development Capital may from time to time purchase the equipment from the trust by

                      MIRANT CORPORATION AND SUBSIDIARIES
making certain termination payments or upon completion of equipment the lessor will lease equipment to Mirant Americas Development Capital under a master triple-net lease (the "lease"). The transaction was structured to provide that equipment would be added to the lease on the date of its completion and delivery, and the lease term with respect to such equipment would commence on such date and would expire seven and one half years from the closing. The lease is intended to qualify as an operating lease for Mirant Americas Development Capital under SFAS No. 13, as amended (including relevant FASB Technical Bulletins and Emerging Issues Task Force Issues). Mirant Americas Development Capital retains ownership of the Equipment for income tax purposes.

     The turbine lease provided for the lessor to fund the acquisition of the equipment (i) by issuing Series A1 and A2 Notes (collectively, the A-Notes) and Series B1 and B2 Notes (collectively, the B-Notes) and (ii) by issuing Series C1 and C2 certificates (collectively, the Certificates) in respect of the investments in the Lessor (in an amount equal to approximately 3% of Equipment cost). The $700 million anticipated maximum draw is funded with Series A1 and B1 Notes and C1 Certificates. Series A2-Notes, Series B2-Notes and C2 Certificates were to be issued for all draws in excess of $700 million, to a maximum of $1.1 billion and were to be collateralized by a posting of collateral in an amount of 105% of amounts outstanding thereunder in the form of cash or short-term United States treasury securities acceptable to the lessor and the holders thereof as and when drawn. The commitment to fund the "true-funding" tranche was reduced to $500 million on December 30, 2002. The commitment to fund the "treasury-backed" tranche was terminated on April 18, 2003. The amounts outstanding under the Series A1 Notes, the Series B2 Notes and the Series C1 certificates was $221 million at April 18, 2003, of which approximately $198 million was recourse to Mirant Corporation pursuant to its guarantee of certain obligations of Mirant Americas Development Capital. The covenants of Mirant Corporation under such guarantee are substantially the same as the corresponding covenants under the credit facilities of Mirant Corporation. In addition, the participation agreement for the lease includes events of default related to Mirant Corporation as guarantor that are substantially the same as the corresponding events of default in the credit facilities of Mirant Corporation. The obligations of Mirant Corporation under the guarantee are unsecured and exclusive obligations of Mirant Corporation. The participants in the turbine lease participated as lenders in connection with the waiver described above.

  MIRANT ASSET DEVELOPMENT AND PROCUREMENT B.V. -- EUROPE POWER ISLAND LEASE

     Mirant Asset Development and Procurement B.V. ("Mirant BV") entered into a Master Equipment Purchase and Sale Agreement ("Master Equipment Agreement") with General Electric Company and General Electric International, Inc. for the acquisition of nine 386-MW engineered equipment packages, referred to as power islands.

     To finance construction of the power islands, Mirant BV entered into a E1,100,000,000 Power Island Acquisition Facility. European Power Island Procurement B.V., a special purpose limited liability company, was established to act as "owner". Pursuant to an assignment agreement, the owner acquired the rights of Mirant BV in and to the Master Equipment Agreement. The owner was to finance the purchase price of the power islands through advances made under a E1,100,000,000 Power Island Acquisition Facility provided by a syndicate of financial institutions. Mirant BV was engaged by the owner to act as its construction and procurement agent with respect to the power islands pursuant to the terms of a procurement agency agreement. The borrowing capacity was reduced to E550,000,000 during 2002, and the facility was repaid and terminated on February 28, 2003.

  MIRANT AMERICAS ENERGY CAPITAL -- THREE YEAR CREDIT FACILITY

     In March 2003, Mirant Americas Energy Capital terminated and repaid the outstanding $50 million under its credit facility. As of December 31, 2002, the outstanding borrowings were $100 million at an

                      MIRANT CORPORATION AND SUBSIDIARIES
interest rate of 3.84%. Under the terms of the credit facility, the facility was initially unsecured with a covenant by Mirant Americas Energy Capital to secure the obligations thereunder by transferring the borrowing base assets to a special purpose vehicle and granting security interests in such assets upon the occurrence of certain events, including ratings downgrades by Moody's and a specified increase in the yield on Mirant Americas Generation's publicly traded debt. As a result of the Moody's downgrade, the yields on Mirant Americas Generation's publicly traded debt increased and triggered the obligation of Mirant Americas Energy Capital to secure the obligations thereunder. In March 2002, Mirant Americas Energy Capital transferred the borrowing base assets to the special purpose vehicle and granted security interests in such assets. The special purpose vehicle was consolidated with Mirant Corporation.

  MIRANT AMERICAS GENERATION, LLC -- CREDIT FACILITIES B AND C MATURING OCTOBER 2004

     Mirant Americas Generation, an indirect subsidiary of Mirant Corporation, has two credit facilities, each entered into in August 1999, a $250 million 5-year revolving credit agreement ("Credit Facility B") for capital expenditures and general corporate purposes and a $50 million 5-year revolving credit facility ("Credit Facility C") for working capital needs. The commitments under Credit Facility B and Credit Facility C remain available through October 2004. As of December 31, 2002, the outstanding borrowings under Credit Facility B and Credit Facility C were $250 million and $50 million, respectively, at an interest rate of 2.92%.

     Each of the Mirant Americas Generation credit facilities is an unsecured obligation of Mirant Americas Generation. None of the credit facilities of Mirant Americas Generation are supported by guarantees or other commitments of Mirant Corporation or any of its subsidiaries.

     In addition to other covenants and terms, each of Mirant Americas Generation's credit facilities include minimum debt service coverage, a maximum leverage covenant and minimum debt service coverage tests for restricted payments and incurrence of additional indebtedness. Under its credit facilities, Mirant Americas Generation is required to maintain a minimum of 1.75:1 ratio of cash available for corporate debt service to corporate interest, based on the last twelve months of available financial statements. In addition, Mirant Americas Generation is required to maintain a maximum of 0.60:1 ratio of recourse debt to recourse capital, or 0.65:1 if rated investment grade. Further, Mirant Americas Generation may not incur recourse debt unless (x) its ratio of cash available for corporate debt service to corporate interest is at least 2.75:1.00 (if not rated investment grade) or 2.25:1.00 (if rated investment grade), and (y) if on the date such incurrence (A) Moody's and S&P reaffirm an investment grade rating, or (B) if not rated investment grade, the projected ratio of cash available for corporate debt service to corporate interest shall be at least 2.75:1.00 over the life of the credit facilities. Further, Mirant Americas Generation may not (i) declare or make dividend payments or other distribution of assets, properties, cash, rights, obligations or securities;
(ii) make payments with respect to affiliate subordinated debt; (iii) purchase, redeem or otherwise acquire shares of any class of capital stock, unless its ratio of cash available for corporate debt service to corporate interest was at least 2.25:1.00 (if not rated investment grade) or 2.00:1.00 (if rated investment grade).

     The Mirant Americas Generation credit facilities limit the ability of its designated generating subsidiaries -- essentially the subsidiaries that hold its California, New England and New York assets -- to incur indebtedness. Under the credit facilities, the maximum debt at the designated generating subsidiaries is limited to $200 million (if investment grade) or $100 million (if non-investment grade). In addition, the Mirant Americas Generation credit facilities provide that, within 18 months of its receipt of the proceeds of any sale of any asset, other than "Exempt Asset Sale Proceeds", Mirant Americas Generation (a) shall invest such proceeds in assets in a similar or related line of line of business, and/or (b) shall apply such proceeds to the repayment of debt under the credit facilities. "Exempt Asset Sale Proceeds" mean (x) proceeds from the sale of assets in the ordinary course, to conform to regulation or of short-term

                      MIRANT CORPORATION AND SUBSIDIARIES
marketable securities, (y) proceeds of any sale of an asset of Mirant Americas Generation at the time the credit facilities were entered into ("Existing Asset"), except proceeds from the sale of Existing Assets having a net book value equal to the amount by which (a)(I) the aggregate net book value of all Existing Assets sold after June 30, 1999, plus the principal amount of debt of the designated generating subsidiaries outstanding at the time of such sale, minus (II) the amounts reinvested or paid pursuant to the provision described above after June 30, 1999, exceeds (b) 25% of the consolidated assets of Mirant Americas Generation at June 30, 1999; and (z) proceeds of any sale of an asset of Mirant Americas Generation, except proceeds from the sale of assets having a net book value equal to the amount by which (a)(I) the aggregate net book value of assets sold after June 30, 1999, plus the principal amount of debt of the designated generating subsidiaries outstanding at the time of such sale, minus
(II) the amounts reinvested or paid pursuant to the provision described above after June 30, 1999, exceeds (b) 25% of the consolidated assets of Mirant Americas Generation at the date of its most recent balance sheet.

     In addition to these covenants and terms, the Credit Facility C has a clean-up provision, which requires that at least once during each twelve month period there shall not be any advances outstanding for a period of 10 consecutive days.

     Each of the credit facilities of Mirant Americas Generation includes certain events of default including a cross acceleration provision pursuant to which a default would be triggered if Mirant Americas Generation failed to pay any principal, premium or interest or debt of Mirant Americas Generation in excess of $50 million on any outstanding debt obligation, and a change of control default triggered if Mirant Americas Generation ceases to be controlled by Mirant Corporation.

  MIRANT AMERICAS GENERATION, LLC -- SENIOR NOTES

     Mirant Americas Generation, LLC has five series of Senior Notes: $500 million 7.625% Senior Notes due 2006; $300 million 7.2% Senior Notes due 2008; $850 million 8.3% Senior Notes due 2011; $450 million 8.5% Senior Notes due 2021; and $400 million 9.125% Senior Notes due 2031. The Senior Notes are unsecured obligations of Mirant Americas Generation. The Senior Notes are not supported by guarantees or other commitments of Mirant Corporation or any of its subsidiaries. In addition to other events of default typically found in an indenture governing the senior notes, it is an event of default under the Senior Notes if Mirant Americas Generation fails to pay any principal, premium or interest in excess of $50 million on any outstanding debt obligation when it becomes due and payable, and such default continues unremedied for 30 business days. In addition to other covenants, the indenture governing the Senior Notes include restrictions on incurrence of additional indebtedness by Mirant Americas Generation and limitations on the ability of Mirant Americas Generation to sell assets. Mirant Americas Generation may not incur additional senior debt unless
(a) the projected senior debt service coverage ratio for the next 24 months is at least 2.5:1.0, or (b) each rating agency confirms the then existing rating on the Senior Notes after giving effect to such incurrence. In addition, under the Senior Notes asset sales by Mirant Americas Generation are limited to 10% of the consolidated net assets of Mirant Americas Generation during the most recent 12 month period, except for asset sales where the proceeds are reinvested within 18 months in related businesses, used to repay debt, or retained by Mirant Americas Generation or its subsidiaries. In addition, under the Senior Notes, Mirant Americas Generation is restricted in its ability to grant liens or encumbrance on or over its non-cash assets to secure the payment of indebtedness, subject to certain exceptions. There are no restrictions under the Senior Notes on the ability of subsidiaries of Mirant Americas Generation to incur secured or unsecured indebtedness.

  MIRANT CURACAO INVESTMENTS II -- CREDIT FACILITY

     In October 2002, Mirant Curacao entered into a $20 million 5 year partial amortizing credit facility with RBTT Merchant Bank Limited, Trinidad. The loan is guaranteed by Mirant Corporation. The loan

                      MIRANT CORPORATION AND SUBSIDIARIES
agreement includes various covenants, including (i) restrictions on change of control; (ii) restrictions on the issuance or purchase of its shares; (iii) restrictions on transactions with affiliates; (iv) limitations on the incurrence of new debt; and (v) restrictions on dividends.

CAPITAL LEASES

     The Company is obligated under capital leases covering an office building and certain plant and equipment. These leases bear interest at rates ranging from 8.19% to 12.5%, and expire at various dates through 2022.

PROJECT FINANCE INDEBTEDNESS

     In addition to the indebtedness described above, the following subsidiaries of Mirant Corporation have project or non-recourse indebtedness: West Georgia Generating Company, LLC , Mirant Trinidad Investments, Inc., Jamaica Public Service Company, Limited, Grand Bahama Power, Mirant Sual Corporation and Mirant Pagbilao Corporation. In each instance, except for the indebtedness of Grand Bahama Power, the indebtedness of such entities is secured by the assets of the project being financed and/or the equity interest in such project. In addition, in each instance the indebtedness is the exclusive obligation of respective entity involved in the project. Such indebtedness is not supported by guarantees or other commitments of Mirant Corporation or any of its subsidiaries (other than subsidiaries directly involved in such project or asset). Such subsidiaries are subject to restrictive covenants that can limit their ability to incur indebtedness, make prepayments of indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and acquire assets or businesses.

11.  INCOME TAXES

     The provision (benefit) for income taxes from continuing operations is as follows (in millions):

                                                             YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                          2002       2001         2000
                                                         ------   ----------   ----------
CURRENT PROVISION (BENEFIT):
  United States........................................  $ (115)     $126         $ 29
  Foreign..............................................      35        (3)         (55)
                                                         ------      ----         ----
     Subtotal..........................................     (80)      123          (26)
                                                         ------      ----         ----
DEFERRED (BENEFIT) PROVISION:..........................
  United States........................................     877       148          220
  Foreign..............................................     152       (15)         (36)
                                                         ------      ----         ----
     Subtotal..........................................   1,029       133          184
                                                         ------      ----         ----
Provision for income taxes.............................  $  949      $256         $158
                                                         ======      ====         ====

                      MIRANT CORPORATION AND SUBSIDIARIES

     A reconciliation of the Company's federal statutory income tax rate to the effective income tax rate for continuing operations for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                           2002      2001         2000
                                                           ----   ----------   ----------
United States federal statutory income tax rate..........   35%       35%          35%
State and local income tax (benefit), net of federal
  income taxes...........................................    2         5            5
Equity in income of affiliates...........................   --        (3)           6
Foreign earnings and dividends taxed at different
  rates..................................................   (3)        2           (6)
Deferral of foreign earnings.............................  (29)      (10)         (13)
Tax credits..............................................   --        (1)          (3)
Change in deferred tax asset valuation allowance.........  (76)       --           --
  Other differences, net.................................   (1)        5            5
                                                           ---       ---          ---
  Effective income tax rate..............................  (72)%      33%          29%
                                                           ===       ===          ===

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               2002        2001
                                                              -------   ----------
DEFERRED TAX ASSETS:
Obligations under energy delivery and purchase
  commitments...............................................  $   357     $  599
Employee benefits...........................................      121        112
Reserves....................................................      381        132
Accumulated other comprehensive income......................       57        130
Operating loss carryforwards................................      689        152
Unrealized foreign exchange losses..........................       90         90
Property and intangible assets..............................      197        172
Impairment charges..........................................      156         --
Deferred cost...............................................      144          9
Energy marketing and risk management contracts..............       --        139
Other.......................................................       33         91
                                                              -------     ------
  Subtotal..................................................    2,225      1,626
Valuation allowance.........................................   (1,264)      (176)
                                                              -------     ------
  Total deferred tax assets.................................  $   961     $1,450
                                                              -------     ------
DEFERRED TAX LIABILITIES:
Property and intangible assets..............................     (205)      (323)
Energy marketing and risk management contracts..............     (245)        --
Tax accrued on foreign earnings.............................     (468)       (86)
Other.......................................................      (23)       (16)
                                                              -------     ------
  Total.....................................................     (941)      (425)
                                                              -------     ------
  Net deferred tax assets...................................  $    20     $1,025
                                                              =======     ======

                      MIRANT CORPORATION AND SUBSIDIARIES

     SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company's past and anticipated future performance, the reversal of deferred tax liabilities, and the implementation of tax planning strategies.

     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. In 2002, the Company recognized a valuation allowance of $1,088 million primarily related to its United States deferred tax assets.

     At December 31, 2002, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $1.0 billion which are available to offset future federal taxable income through 2022. In addition, the Company has various foreign and state net operating loss carryforwards with varying expiration dates which are available to offset future taxable income in those jurisdictions.

     As of December 31, 2002, Mirant recognized additional deferred tax expense of $468 million with respect to the unremitted earnings of all of its foreign subsidiaries as a result of changes to its plan for reinvestment of those earnings. Previously, Mirant had recognized deferred tax liabilities with respect to the undistributed earnings of only a portion of the earnings of certain foreign subsidiaries.

     Mirant had been included in the consolidated federal income tax return with Southern for the period from January 1, 2001 through April 2, 2001. Under its income tax sharing agreement with Southern, Mirant's current and deferred taxes were computed on a stand-alone basis, and tax payments and refunds were allocated to Mirant based on this computation. Under this tax sharing arrangement, in 2002 Mirant was reimbursed for its United States federal consolidated tax losses of $282 million for the period ended April 2, 2001. In 2002, Mirant filed a consolidated federal income tax return with its subsidiaries for the period from April 3, 2001 through December 31, 2001.

12. EMPLOYEE BENEFIT PLANS

     Mirant offers pension benefits to its domestic nonunion and union employees through various pension plans. These benefits are based on pay, service history and age at retirement. Pension benefits are not provided for nonunion employees hired after April 1, 2000 who participate in a profit sharing arrangement. Most pension benefits are provided through tax-qualified plans that are funded in accordance with Employee Retirement Income Security Act of 1974 ("ERISA") and IRS requirements. Plan assets are primarily invested in equity and debt securities. Certain executive pension benefits that cannot be provided by the tax-qualified plans are provided through unfunded non-tax-qualified plans. All pension plans are accounted for pursuant to SFAS No. 87, "Accounting for Pensions." The measurement date for the domestic benefit plans is September 30 for each year presented.

     During 2002, Mirant accounted for the following events pursuant to SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     - Mirant reduced its domestic workforce through various reduction-in-force initiatives. This reduction in the number of employees earning pension benefits was recognized as a pension plan curtailment.

                      MIRANT CORPORATION AND SUBSIDIARIES

     - Under the reduction-in-force initiatives, terminated employees who became eligible for retirement during the calendar year were allowed to retain their eligibility for future early retirement benefits. This pension benefit enhancement was recognized as a special termination benefit.

     - Mirant also divested the subsidiary Mirant State Line Ventures, Inc. The resulting reduction in the number of employees earning pension benefits was recognized as a pension plan curtailment. Mirant retained all benefit obligations for pensions earned by these employees through the divestiture date.

     During 2002 and 2003, Mirant purchased about $17 million of individual annuity contracts for certain employees who were eligible for non-tax-qualified plans and met age, years of service and benefit requirements. These annuities were designed to provide a comparable level of retirement security for all of our United States-based employees. The annuity contracts will offset amounts otherwise payable by the Company for benefits under existing non-tax-qualified plans and are not intended to increase the total benefits payable. Pursuant to SFAS No. 88, Mirant will account for this event as a partial settlement of the non-tax-qualified pension obligation in 2003 since this action occurred after the 2002 measurement date for the benefit plans. It is estimated that the annuity purchases will reduce the overall projected benefit obligation for the non-tax-qualified pension plans by approximately $8 million and will result in a settlement charge under SFAS No. 88 of approximately $9 million in 2003.

     Grand Bahama Power participates in defined benefit, trusteed, contributory pension plans for all nonunion and union employees. Plan benefits are based on the employees' years of service, age at retirement, and average compensation for the highest five years out of the ten years immediately preceding retirement. Plan assets are primarily invested in equity and debt securities. The measurement date for Grand Bahama Power is December 31 for each year presented.

     JPSCo participates in a defined benefit, trusteed, contributory pension plan covering all categories of permanent employees. Benefits earned are based on years of service, age at retirement, and the highest average annual salary during any consecutive three-year period. The measurement date for JPSCo is December 31 for each year presented.

     The rates assumed in the actuarial calculations for the pension plans of Mirant as of their respective measurement dates were as follows:

                                                                               GRAND
                                               DOMESTIC         JPSCO         BAHAMAS
                                              -----------   -------------   -----------
                                              2002   2001   2002    2001    2002   2001
                                              ----   ----   -----   -----   ----   ----
Discount rate...............................  6.75%  7.50%   9.00%   9.00%  7.00%  6.25%
Rate of compensation increase...............  3.75   4.50    7.00    7.00   5.00   4.75
Expected return on plan assets..............  8.50   9.00   10.00   10.00   7.25   8.00

                      MIRANT CORPORATION AND SUBSIDIARIES

     The following tables show the collective actuarial results for the defined benefit pension plans of Mirant (in millions):

                                                           DOMESTIC
                                         DOMESTIC TAX-     NON-TAX-
                                           QUALIFIED       QUALIFIED    INTERNATIONAL      TOTAL
                                         --------------   -----------   -------------   -----------
                                          2002    2001    2002   2001   2002    2001    2002   2001
                                         ------   -----   ----   ----   -----   -----   ----   ----
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of
  year.................................  $ 135    $129    $  8   $ 9     $46     $ 2    $189   $140
  Service cost.........................      9       8      --    --       3       2      12     10
  Interest cost........................     10       8       1     1       4       3      15     12
  Benefits paid........................     (2)     (1)     --    --      (1)     (1)     (3)    (2)
  Actuarial loss (gain)................      8     (13)      2    --      --      (1)     10    (14)
  Special termination benefits.........      2       2      --    --      --      --       2      2
  Amendments...........................      1       5      --    (1)      5      --       6      4
  Acquisitions.........................     --      --      --    --      --      41      --     41
  Plan curtailment.....................     (4)     (1)     --    (1)     --      --      (4)    (2)
  Impact of foreign exchange rates.....     --      --      --    --      (3)     --      (3)    --
  Net liability transferred from
    Southern...........................     --      (2)     --    --      --      --      --     (2)
                                         -----    ----    ----   ---     ---     ---    ----   ----
    Benefit obligation, end of year....  $ 159    $135    $ 11   $ 8     $54     $46    $224   $189
                                         =====    ====    ====   ===     ===     ===    ====   ====
CHANGES IN PLAN ASSETS:
  Fair value of plan assets, beginning
    of year............................  $  50    $ 53    $ --   $--     $66     $ 3    $116   $ 56
  Return on plan assets................     (7)     (3)     --    --      10       5       3      2
  Net assets transferred to Southern...     --      (3)     --    --      --      --      --     (3)
  Impact of foreign exchange rates.....     --      --      --    --      (6)     --      (6)    --
  Acquisitions.........................     --      --      --    --      --      56      --     56
  Employee contributions...............     --      --      --    --       2       2       2      2
  Employer contributions...............     13       4      --    --       2       1      15      5
  Benefits paid........................     (2)     (1)     --    --      (1)     (1)     (3)    (2)
                                         -----    ----    ----   ---     ---     ---    ----   ----
    Fair value of plan assets, end of
      year.............................  $  54    $ 50    $ --   $--     $73     $66    $127   $116
                                         =====    ====    ====   ===     ===     ===    ====   ====
FUNDED STATUS:
  Funded status at end of year.........  $(105)   $(85)   $(11)  $(8)    $19     $20    $(97)  $(73)
  Unrecognized prior service cost......      5       5      --    --       4      --       9      5
  Unrecognized net loss (gain).........      2     (19)      3     1      (4)     (4)      1    (22)
                                         -----    ----    ----   ---     ---     ---    ----   ----
    Net amount recognized..............    (98)    (99)     (8)   (7)     19      16     (87)   (90)
  Additional minimum liability
    reflected in accumulated other
    comprehensive income...............     --      --      (2)   --      --      --      (2)    --
                                         -----    ----    ----   ---     ---     ---    ----   ----
    Total liability recognized.........    (98)    (99)    (10)   (7)     19      16     (89)   (90)
  Fourth quarter funding...............      2       1      12    --      --      --      14      1
                                         -----    ----    ----   ---     ---     ---    ----   ----
  Total asset (liability) recognized in
    the consolidated balance sheets....  $ (96)   $(98)   $  2   $(7)    $19     $16    $(75)  $(89)
                                         =====    ====    ====   ===     ===     ===    ====   ====
Plan assets in excess or (less than)
  Accumulated benefit obligation.......  $ (53)   $(26)   $(10)  $(7)    $--     $ 1    $(63)  $(32)

                      MIRANT CORPORATION AND SUBSIDIARIES

     The components of Mirant's net periodic pension plans' cost during the years ended December 31 are shown below (in millions).

                                                              2002   2001   2000
                                                              ----   ----   ----
Service cost................................................  $ 12   $10    $ 6
Interest cost...............................................    15    12      4
Expected return on plan assets..............................   (11)   (9)    (4)
Curtailment loss (gain).....................................    (4)    2      1
Settlement loss (gain)......................................    --    (2)    --
Members total contributions.................................    (2)   (2)    --
Special termination benefits................................     2     2     --
Net amortization............................................     1     1     --
                                                              ----   ---    ---
Net periodic pension cost...................................  $ 13   $14    $ 7
                                                              ====   ===    ===
Other comprehensive expense related to additional minimum
  pension liability.........................................  $  2   $--    $--
                                                              ====   ===    ===

  OTHER POSTRETIREMENT BENEFITS

     Mirant also provides certain medical care and life insurance benefits for eligible domestic retired employees.

     Under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," postretirement medical care and life insurance benefits for employees are accounted for on an accrual basis using an actuarial method, which recognizes the net periodic cost as employees render service to earn the postretirement benefits.

     In measuring the accumulated postretirement benefit obligation, the weighted average medical care cost trend rate for pre-age 65 participants and post-age 65 participants was assumed to be 9.3% and 12.6%, respectively, for 2002, decreasing gradually to 5.50% and 5.50%, respectively, through the year 2008 and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1% would correspondingly increase or decrease the accumulated benefit obligation at September 30, 2002 by $9 million and $8 million, respectively.

     Other weighted average rates assumed in the actuarial calculations for the other postretirement benefits of Mirant's domestic employees as of their respective measurement dates were as follows:

                                                              2002    2001
                                                              -----   ----
Discount rate...............................................   6.75%   7.5%
Rate of compensation increase...............................   3.75    4.5
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year.......................  $  78   $ 60
  Service cost..............................................      3      3
  Interest cost.............................................      6      4
  Actuarial gain............................................     13      7
  Amendments................................................     (1)     6
  Settlements...............................................     (2)    (2)

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                              2002    2001
                                                              -----   ----
  Plan curtailment..........................................      1     --
  Net benefits paid.........................................     (1)    --
                                                              -----   ----
Benefit obligation, end of year.............................  $  97   $ 78
                                                              =====   ====
FUNDED STATUS:
Funded status at end of year................................  $ (97)  $(78)
  Unrecognized net loss.....................................     20      8
  Unrecognized past service cost............................      4      6
                                                              -----   ----
Net amount recognized.......................................  $ (73)  $(64)
                                                              =====   ====

     The domestic postretirement benefits were unfunded at December 31, 2002 and 2001. The components of the net expense for Mirant's postretirement benefit plans' during the years ended December 31 are shown below (in millions).

                                                              2002   2001   2000
                                                              ----   ----   ----
Service cost................................................  $ 3     $3     $1
Interest cost...............................................    6      4      2
Curtailment loss (gain).....................................    2     --     --
Settlement loss(gain).......................................   (1)     1     --
Net amortization............................................    1     --     --
                                                              ---     --     --
Net postretirement benefit expense..........................  $11     $8     $3
                                                              ===     ==     ==

     JPSCo provides certain medical care and life insurance benefits for its eligible retired employees. At December 31, 2002 the accumulated postretirement benefit obligation was $6 million based on a discount rate of 9.0%, rate of compensation increase of 7.0% and rate of increase of health care costs of 7.0%.

     An annual increase or decrease in the assumed rate of increase of health care costs of 1% would correspondingly increase or decrease the accumulated benefit obligation for JPSCo at December 31, 2002 by $1 million and $1 million, respectively.

     The postretirement benefits provided by JPSCo were unfunded at December 31, 2002.

     Grand Bahama Power does not provide postretirement benefits other than pensions for its employees.

  STOCK-BASED COMPENSATION

     Pursuant to SFAS No. 123, Mirant has elected to account for its stock-based compensation plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure-only provisions of SFAS No. 123. Accounting for cash-settled awards under SFAS No. 123 is consistent with the accounting for such awards under APB Opinion No. 25.

     MIRANT CORPORATION STOCK-BASED COMPENSATION

     Stock option grants have been made from Mirant's Omnibus Incentive Compensation Plan. Options are granted with a 10-year term. Generally, options vest equally on each of the first, second and third anniversaries of the grant date. Options are nontransferable, except upon the death of the option holder. The exercise price of Mirant options granted is equal to the stock price on the date of grant.

                      MIRANT CORPORATION AND SUBSIDIARIES

     A summary of options granted, exercised and forfeited is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                MIRANT     EXERCISE
                                                               OPTIONS      PRICE
                                                              ----------   --------
Outstanding at December 31, 1999............................          --
  Granted...................................................   8,633,755    $17.89
  Exercised.................................................        (633)    15.42
  Forfeited.................................................     (74,466)    20.78
                                                              ----------
Outstanding at December 31, 2000............................   8,558,656     17.87
  Granted(1)................................................   8,461,647     25.16
  Exercised.................................................  (1,090,925)    14.72
  Forfeited.................................................    (637,844)    22.70
                                                              ----------
Outstanding at December 31, 2001............................  15,291,534     21.93
  Granted...................................................   7,838,845      9.08
  Exercised.................................................     (42,731)     3.35
  Forfeited.................................................  (2,453,652)    16.95
                                                              ----------
Outstanding at December 31, 2002............................  20,633,996     17.68
                                                              ==========
Options exercisable at December 31, 2002....................   8,470,898     20.58
                                                              ==========

---------------

(1) The 2001 grants include 2,177,258 options that were granted to replace 2,028,533 Southern stock options as discussed below.

     The following table provides information with respect to stock options outstanding at December 31, 2002:

                                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                  -----------------------------------   --------------------
                                                           WEIGHTED
                                               WEIGHTED     AVERAGE                 WEIGHTED
                                               AVERAGE     REMAINING                AVERAGE
                                  NUMBER OF    EXERCISE   CONTRACTUAL   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES           OPTIONS      PRICE        LIFE        OPTIONS     PRICE
------------------------          ----------   --------   -----------   ---------   --------
$ 2.13 -- $ 7.86................     224,954    $3.47         5.0         163,979    $3.47
$ 7.87 -- $19.65................  10,500,293    11.74         6.7       2,905,211    15.85
$19.66 -- $27.51................   9,541,907    23.92         5.8       5,272,405    23.39
$27.52 -- $39.30................     366,842    33.90         7.9         129,303    33.76
                                  ----------                            ---------
Total...........................  20,633,996    17.68         6.2       8,470,898    20.58
                                  ==========                            =========

                      MIRANT CORPORATION AND SUBSIDIARIES

     The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $5.80, $10.06 and $7.94, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                   2002     2001     2000
                                                   -----    -----    -----
Expected life in years...........................      5        5        5
Interest rate....................................   4.34%    5.03%    6.66%
Volatility.......................................  75.00%   49.50%   40.00%
Dividend yield...................................     --       --       --

     MIRANT CORPORATION PHANTOM STOCK AND RESTRICTED STOCK

     During 2002 and 2001, respectively, Mirant made awards of 1,244,185 and 235,893 shares of phantom stock and restricted stock to certain employees and officers. The vesting for the phantom stock awards is based on stock price appreciation, and the outstanding units as of December 31, 2002 have hurdle prices ranging from $14.53 to $51.20. The vesting for 300,000 shares of Mirant restricted stock is based on time and will vest between October 2004 and October 2006. Compensation expense recognized during 2002, 2001 and 2000 was approximately $5 million, $15 million and $2 million, respectively. A summary of phantom stock and restricted stock is as follows:

                                                                        UNITS
                                                              --------------------------
                                                                                MIRANT
                                                                 MIRANT       RESTRICTED
                                                              PHANTOM STOCK     STOCK
                                                              -------------   ----------
Outstanding at December 31, 1999............................          --            --
  Granted...................................................     304,925            --
  Exercised/vested..........................................     (60,984)           --
  Forfeited.................................................     (12,122)           --
                                                                --------       -------
Outstanding at December 31, 2000............................     231,819            --
  Granted...................................................     235,893            --
  Exercised/Vested..........................................    (373,350)           --
  Forfeited.................................................          --            --
                                                                --------       -------
Outstanding at December 31, 2001............................      94,362            --
  Granted...................................................     944,185       300,000
  Exercised/Vested..........................................    (377,674)           --
  Forfeited.................................................    (129,413)           --
                                                                --------       -------
Outstanding at December 31, 2002............................     531,460       300,000
                                                                ========       =======

     SOUTHERN STOCK-BASED COMPENSATION

     Stock option grants to purchase Southern common stock were previously made from Southern's performance stock plan. These grants vested equally on each of the first, second and third anniversaries of the grant date, and fully vested upon termination resulting from death, total disability or retirement. The exercise price was determined based on the average of the high and low fair market value of Southern's common stock on the date granted. All of the outstanding Southern stock options were converted to Mirant stock options on April 2, 2001.

                      MIRANT CORPORATION AND SUBSIDIARIES

     The following table provides information with respect to Southern options:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                               SOUTHERN    EXERCISE
                                                               OPTIONS      PRICE
                                                              ----------   --------
Outstanding at December 31, 1999............................   1,284,592    $24.81
  Granted...................................................   1,247,663     23.25
  Exercised.................................................     (61,126)    21.68
  Forfeited.................................................     (64,630)    23.66
  Transfers of employees between Southern and Mirant, net...     (22,291)    24.09
                                                              ----------
Outstanding at December 31, 2000............................   2,384,208     24.09
  Granted...................................................       5,039     30.23
  Exercised.................................................    (346,126)    23.74
  Forfeited.................................................     (14,588)    23.25
  Converted to Mirant options...............................  (2,028,533)    24.17
                                                              ----------
Outstanding at April 2, 2001................................          --
                                                              ==========

     The weighted average fair values at date of grant for Southern stock options granted during 2001 and 2000 were $4.37 and $3.36, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                           2001     2000
                                                           -----    -----
Expected life in years...................................    4.0      4.0
Interest rate............................................   5.03%    6.66%
Volatility...............................................  25.40%   20.94%
Dividend yield...........................................   7.02%    5.80%

     EMPLOYEE STOCK PURCHASE PLAN

     Under the 2000 Employee Stock Purchase Plan (the "ESPP"), the Company is authorized to issue up to 4,000,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, which was adopted in September 2000, a new purchase cycle starts on May 1 and November 1 of each year and employees of the Company can elect to have up to $10,625 of base and bonus amounts withheld to purchase the Company's common stock during a purchase cycle. The purchase price of the stock is 85% of the lower of its beginning-of-the-cycle or end-of-cycle market price. Under the ESPP, the Company sold 985,421 and 913,426 shares to employees in 2002 and 2001, respectively. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; an expected life of 0.5 years for all plan cycles; expected volatility of 136%, 106% and 40%; and risk-free interest rates of 1.474%, 2.800% and 6.295%. The weighted-average fair value of the purchase rights granted in 2002, 2001 and 2000 was $2.75, $29.18 and $18.70, respectively.

     EMPLOYEE SAVINGS PLAN

     The Company maintains an Employee Savings Plan ("ESP") with a profit sharing arrangement ("PSA") whereby employees may contribute a portion of their base compensation to the ESP, subject to limits under the Internal Revenue Code. The Company provides a matching contribution each payroll

                      MIRANT CORPORATION AND SUBSIDIARIES
period equal to 75% of the employee's contributions up to 6% of the employee's pay for that period (match levels vary by bargaining unit). Under the PSA, the Company contributes a quarterly fixed contribution of 3% of eligible pay and may make an annual discretionary contribution for those employees not accruing a benefit under the defined benefit pension plan. Expenses recognized for matching and profit sharing contributions were as follows (in millions):

                                                              ESP    PSA
                                                              ---    ---
2002........................................................  $8     $ 8
2001........................................................   7       2
2000........................................................   6      --

13. COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF A SUBSIDIARY HOLDING SOLELY PARENT COMPANY SUBORDINATED DEBENTURES

     In October 2000, Mirant Trust I sold 6.9 million shares of 6.25% convertible trust preferred securities at $50.00 per share, for total proceeds of $345 million. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $334 million. Mirant issued debentures to the trust with a principal amount equal to the principal amount of the preferred securities.

     The subordinated debentures are unsecured and exclusive obligations of Mirant Corporation. The subordinated debentures are not supported by guarantees or other commitments of subsidiaries of Mirant Corporation. Mirant Corporation has guaranteed the payment obligations of Mirant Trust I on the preferred securities but only to the extent the Mirant Trust I has sufficient funds to make such payments. Mirant Corporation can defer interest payments on the subordinated debentures for up to 20 consecutive quarterly periods (but not beyond October 1, 2030) unless an event of default on the subordinated debentures has occurred and is continuing. If Mirant Corporation defers interest payments on the subordinated debentures, Mirant Trust I will defer distribution payments on the preferred securities. During a deferral period, distributions continue to accumulate on the preferred securities. Additional cash distributions accumulate on any deferred distributions and compound interest accrues on any deferred interest payments on the subordinated debentures. While interest payments on the subordinated debentures are deferred, Mirant Corporation generally is not permitted to pay cash dividends on its common stock or pay debt that is pari passu with or junior to the subordinated debentures.

     The preferred securities are reported as company obligated mandatorily redeemable securities of a subsidiary holding solely parent company subordinated debentures in the accompanying consolidated balance sheets. Cash distributions on the preferred securities are payable quarterly in arrears at an annual rate of 6.25% of the $50,000 liquidation preference per share. These distributions are reported as a component of "Minority Interest" in the accompanying consolidated statements of operations.

     Holders of preferred securities have the right to convert the preferred securities into shares of the Company's common stock at any time prior to October 1, 2030. The preferred securities are convertible into Mirant's common stock at an initial conversion rate of 1.8182 shares of common stock for each preferred security. This conversion rate is equivalent to the conversion price of $27.50 per share of its common stock. The initial conversion rate may be subject to adjustment. Upon conversion of a preferred security, a corresponding debenture held by the trust will be canceled.

     Mirant may redeem all or some of the preferred securities at any time on or after October 1, 2003 by redeeming the subordinated debentures at the applicable redemption price, plus any accrued and unpaid distributions; provided that Mirant may only redeem the subordinated debentures if the closing price of its common stock exceeds 125% of the conversion price for a specified period of time before the notice of redemption is given.

                      MIRANT CORPORATION AND SUBSIDIARIES

14.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     In December 2001, Mirant completed a public offering of 60 million shares of its common stock for a price of $13.70 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $759 million.

     In September 2001, Mirant's Board of Directors approved the repurchase of up to 10 million shares of its common stock. The authorization was effective for a period of 30 days. Pursuant to the authorization, 100,000 shares of its common stock were purchased for approximately $2 million in the open market.

     During 2000, Mirant completed an initial public offering of 66.7 million shares of its common stock for a price of $22.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $1.38 billion.

  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments, the translation effects of foreign net investments and adjustments for additional minimum pension liabilities and share of other comprehensive income or loss of affiliates. Components of accumulated other comprehensive loss consisted of the following (in millions):

BALANCE, DECEMBER 31, 1999..................................   $  (95)
Other comprehensive income (loss) for the period:
  Cumulative translation adjustment (as restated)...........      (21)
                                                               ------
  Other comprehensive loss (as restated)....................      (21)
                                                               ------
BALANCE, DECEMBER 31, 2000, AS RESTATED.....................     (116)
Other comprehensive income (loss) for the period:
  Transitional adjustment from adoption of SFAS No. 133, net
     of tax effect of $259 (as restated)....................     (363)
  Net change in fair value of derivative financial
     instruments, net of tax effect of $31 (as restated)....      (49)
  Reclassification to earnings, net of tax effect of $(209)
     (as restated)..........................................      305
  Cumulative translation adjustment (as restated)...........       (6)
  Share of other comprehensive income of affiliates (as
     restated)..............................................        7
                                                               ------
  Other comprehensive loss (as restated)....................     (106)
                                                               ------
BALANCE, DECEMBER 31, 2001, AS RESTATED.....................     (222)
Other comprehensive income (loss) for the period:
  Net change in fair value of derivative hedging
     instruments, net of tax effect of $4...................      (16)
  Reclassification of derivative net gains to earnings, net
     of tax effect of $(22).................................       41
  Cumulative translation adjustment.........................      109
  Minimum pension liability adjustment......................       (2)
  Share of other comprehensive income of affiliates.........      (12)
                                                               ------
Other comprehensive income..................................      120
                                                               ------
BALANCE, DECEMBER 31, 2002..................................   $ (102)
                                                               ======

                      MIRANT CORPORATION AND SUBSIDIARIES

     The $102 million balance of accumulated other comprehensive loss as of December 31, 2002 includes the impact of a $3 million loss related to interest rate hedges, a $66 million loss related to deferred interest rate swap hedging losses, $24 million of foreign currency translation losses, $7 million representing Mirant's share of accumulated other comprehensive losses of unconsolidated affiliates and $2 million of minimum pension liability.

     Mirant estimates that $9 million of after-tax losses relating to interest rate hedges included in OCI as of December 31, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain transactions relating to interest payments are realized.

     Mirant was exposed to currency risks associated with its investment in CEMIG in Brazil. These risks were not hedged due to the high cost and the uncertain effectiveness of implementing such a hedge. In December 2002, the Company sold its investment in CEMIG (See Note 7). As a result, currency translation losses of approximately $84 million previously included in OCI were recognized in the 2002 statement of operations.

15.  LITIGATION AND OTHER CONTINGENCIES

     The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to SFAS No. 5, "Accounting for Contingencies," management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  CALIFORNIA AND WESTERN POWER MARKETS

     The Company is subject to litigation related to its activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits and complaints have been filed by the California attorney general, the California Public Utility Commission ("CPUC"), the California Electricity Oversight Board ("EOB") and various states' rate payers in state and federal courts and with the Federal Energy Regulatory Commission (the "FERC"). Most of the plaintiffs in the rate payer suits seek to represent a state-wide class of retail rate payers. In addition, civil and criminal investigations have been initiated by the Department of Justice, the General Accounting Office, the FERC and various states' attorneys general. These matters involve claims that the Company engaged in unlawful business practices and generally seek unspecified amounts of restitution and penalties, although the damages alleged to have been incurred in some of the suits are in the billions of dollars. One of the suits brought by the California Attorney General seeks an order requiring the Company to divest its California plants.

     In addition, the Company is subject to the proceedings described below in California Receivables, Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets, and DWR Power Purchases, relating to its operations in California and the western power markets. The Company has reserved approximately $295 million for losses related to the Company's operations in California and the western power markets during 2000 and 2001. Resolution of these matters is subject to resolution of the ongoing litigation for the matters pending in courts and for those matters pending at the FERC to the issuance of final decisions by the FERC.

     California Receivables: In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the California Power Exchange Corporation ("PX") and CAISO for certain power purchases, including purchases from Mirant. Both the PX and PG&E filed for bankruptcy

                      MIRANT CORPORATION AND SUBSIDIARIES
protection in 2001. As of December 31, 2002, the Company has outstanding receivables for power sales made in California totaling $352 million. The Company does not expect any payments to be received for these sales until the FERC issues final rulings regarding the related matters discussed in the next paragraph.

     In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include sales made to the DWR. On December 12, 2002, an administrative law judge ("ALJ") determined the preliminary amounts currently owed to each supplier in the proceeding. The ALJ determined that the CAISO and the PX owed Mirant approximately $122 million, which is net of refunds owed by Mirant to the CAISO and the PX. The ALJ decision indicated that these amounts do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to Mirant and other sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant by the PX, and the net amount owed Mirant by the CAISO and the PX after taking into account the proposed refunds, would increase by approximately $37 million.

     On March 3, 2003, the California Attorney General, the EOB, the CPUC, PG&E and SCE (the "California Parties") filed submittals with the FERC in the California refund proceeding alleging that owners of generating facilities in California and energy marketers, including Mirant entities, had engaged in extensive manipulation of the California wholesale electricity market during 2000 and 2001. The California Parties argued that the FERC should expand the transactions subject to the refund proceeding to include short-term and long-term bilateral transactions entered into by the DWR that were not conducted through the CAISO and PX and should begin the refund period as of January 1, 2000 rather than October 2, 2000. Expansion of the scope of the transactions subject to refund in the manner sought by the California Parties could materially affect the amount of any refunds that Mirant might be determined to owe, and any such additional refunds could negatively impact the Company's consolidated financial position, results of operations or cash flows. On March 20, 2003, the Company filed reply comments denying that it had engaged in any conduct that violated the Federal Power Act or any tariff provision applicable to its transactions in California. The Company stated that the purported evidence presented by the California Parties did not support the allegations that it had engaged in market manipulation, had violated the Federal Power Act or had not complied with any applicable tariff or order of the FERC.

     On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant and therefore to reduce the net amount that would remain owed to Mirant from the CAISO and PX after taking into account any refunds. Based solely on the staff's formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant by the CAISO and PX to approximately $49 million. The FERC will allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant intends to demonstrate to the FERC that its actual

                      MIRANT CORPORATION AND SUBSIDIARIES
cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which, if accepted, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant, although the amount of such potential decrease and the resulting net amount owed to Mirant cannot at this time be determined. In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed below in Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies and such remedies could apply to conduct both prior to and during the refund period. Various parties, including the California parties, have filed motions with the FERC seeking rehearing of the FERC's March 26, 3002 order. The amount owed to Mirant from either the CAISO or the PX, the amount of any refund that Mirant might be determined to owe to the CAISO or the PX, and whether Mirant may have any refund obligation to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

     Potential FERC Show Cause Proceedings Arising Out of Its Investigation of Western Power Markets: On March 26, 2003, the FERC stated at its meeting that it would consider issuing show cause orders to those entities that a FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more of the trading strategies of the type portrayed in the Enron memos released by the FERC in May 2002, which would include Mirant. The show cause order, if issued, could require Mirant to demonstrate why it should not have to disgorge any profits obtained from such practices in the California market from January 1, 2000 through June 20, 2001. The FERC further stated that it would consider issuing additional show cause orders to those entities, including Mirant, that the staff report identified as having bid generation resources to the PX and CAISO at prices unrelated to costs. That show cause order, if issued, could require Mirant to demonstrate why its bidding behavior in the PX and CAISO markets from May 1, 2000 through October 1, 2000 did not constitute a violation of the CAISO and PX tariffs and why it should not be required to disgorge any profits resulting from such bidding practices. If Mirant is found by the FERC to have engaged in any market manipulation or to have otherwise violated the PX or CAISO tariffs, the amount of any disgorgement of profits required or other remedy imposed by the FERC could negatively impact the Company's consolidated financial position, results of operations or cash flows.

     DWR Power Purchases: On May 22, 2001, Mirant entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against Mirant and other sellers of energy under long-term agreements with the DWR, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. The complaints allege that the prices the DWR was forced to pay pursuant to these long-term contracts were unreasonable due to dysfunctions in the California market and the alleged market power of the sellers. On December 17, 2002, the FERC issued an order indicating that it will rule upon the complaint with respect to the contracts of certain parties, including Mirant, without first obtaining an initial decision from an ALJ. If the FERC were to determine that the rate charged by Mirant in its May 22, 2001 contract with the DWR was unreasonable and therefore required refunds to be made, such refunds could be material to the Company's consolidated financial position, results of operations and cash flows.

     "Reliability-Must-Run" Agreements: Certain of the Company's generating facilities acquired from PG&E are operated subject to reliability-must-run ("RMR") agreements. These agreements allow the

                      MIRANT CORPORATION AND SUBSIDIARIES

CAISO to require the Company, under certain conditions, to operate these facilities to support the California electric transmission system. Mirant assumed these agreements from PG&E subject to the outcome of a 1997 FERC proceeding to determine the amount of the charges to be paid by the CAISO under the agreements with respect to those plants out of which Mirant could also receive additional revenues from market sales. For those plants that are subject to the RMR agreements and from which Mirant has exercised its right to also make market sales, Mirant has been collecting from the CAISO since April 1999 an amount equal to fifty percent of the annual fixed revenue requirement of those plants. The amounts the Company collects from the CAISO are subject to refund pending final review and approval by the FERC. In June 2000, an ALJ issued a decision finding that the amount the Company should be allowed to charge the CAISO for such plants was approximately three and one-half percent of the annual fixed revenue requirement. In July 2000, Mirant sought review by the FERC of the ALJ decision, and a decision is pending at the FERC.

     The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ's decision, it will be required to refund amounts collected in excess of those rates for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through the final disposition of the appeal. Amounts collected in excess of those rates, which totaled $328 million and $219 million, respectively, as of December 31, 2002 and 2001, are deferred and included in accounts payable in the accompanying consolidated balance sheets. In addition, the Company records accrued interest on such amounts, which amounted to $36 million and $24 million, respectively, as of December 31, 2002 and 2001, and includes such amounts in accounts payable in the accompanying consolidated balance sheets. If resolution of the proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it would have a material impact on the Company's liquidity; however it would have no effect on net income for the periods under review as adequate reserves have been recorded.

     In the Fall of 2001, the Company filed with the FERC to increase the amount of the annual fixed revenue requirement for the generating assets subject to the RMR agreements. On February 5, 2003, FERC approved a settlement agreement setting the annual fixed revenue requirement for the plants subject to the RMR agreements through 2004. The settlement agreement will result in refunds being made by the Company of a portion of the amounts collected by the Company for 2002. The amount of such refunds will not materially exceed the amounts currently being reserved for by the Company that are described above.

  SHAREHOLDER LITIGATION

     Twenty lawsuits have been filed since May 2002 against Mirant and four of its officers alleging, among other things, that defendants violated federal securities laws by making material misrepresentations and omissions to the investing public regarding Mirant's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and the recovery of reasonable attorneys' fees and costs. These suits have been consolidated into a single action.

     In November 2002, the plaintiffs filed an amended complaint that added as defendants Southern Company, the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under Securities Act of 1933 alleging that the registration statement and prospectus for the initial public offering of Mirant's stock misrepresented and omitted material facts.

                      MIRANT CORPORATION AND SUBSIDIARIES

     Under its separation agreement with Southern Company, Mirant indemnified Southern Company against losses arising from acts or omissions by Mirant in the conduct of its business. Under various underwriting agreements, Mirant has also indemnified certain underwriters named in these lawsuits for losses arising from acts or omissions by Mirant in the conduct of its business.

  SHAREHOLDER DERIVATIVE LITIGATION

     Four purported shareholders' derivative suits have been filed against Mirant, its directors and certain officers. These lawsuits allege the directors breached their fiduciary duty by allowing the Company to engage in alleged unlawful or improper practices in the California energy markets in 2000 and 2001. The Company practices alleged in these lawsuits largely mirror those alleged in the shareholder litigation, the rate payer litigation, and the California attorney general lawsuits discussed above.

  ERISA LITIGATION

     On April 17, 2003, a purported class action lawsuit alleging violations of ERISA was filed in the United States District Court for the Northern District of Georgia entitled James Brown v. Mirant Corporation, et al., Civil Action No. 1:03-CV-1027 (the "ERISA Litigation"). The ERISA Litigation names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The plaintiff, who seeks to represent a putative class of participants and beneficiaries of Mirant's 401(k) plans (the "Plans"), alleges that defendants breached their duties under ERISA by, among other things, (1) concealing information from the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested prudently; (3) failing to monitor the Plans' fiduciaries; and (4) failing to engage independent fiduciaries to make judgments about the Plans' investments. The plaintiff seeks unspecified damages, injunctive relief, attorneys' fees and costs. The factual allegations underlying this lawsuit are substantially similar to those described above in California Attorney General Litigation, California Rate Payer Litigation, and Shareholder Litigation.

 UNITED STATES GOVERNMENT INQUIRIES

     In August 2002, Mirant received a notice from the Division of Enforcement of the Securities and Exchange Commission ("SEC") that it was conducting an informal investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues (including the issues announced on July 30, 2002 and August 14, 2002), energy trading matters (including round trip trades), Mirant's accounting for transactions involving special purpose entities, and information related to shareholder litigation. Mirant intends to cooperate fully with the Securities and Exchange Commission.

     In addition, the Company has been contacted by the United States Department of Justice regarding the Company's disclosure of accounting issues, energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and the Company intends to cooperate fully.

     In August 2002, the Commodities Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the

                      MIRANT CORPORATION AND SUBSIDIARIES

Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas in the period from January 1, 1999 through the date of the subpoena. Among the documents requested are any documents previously produced to the FERC, the SEC, the Department of Justice, any state's Attorney General, and any federal or state grand jury. The Company intends to cooperate fully with the CFTC.

  PANDA-BRANDYWINE POWER PURCHASE AGREEMENT

     In connection with the Company's acquisition of the Mid-Atlantic assets from PEPCO in 2000, PEPCO granted the Company certain rights to purchase from PEPCO all power it received under a power purchase agreement between it and Panda-Brandywine L.P. ("Panda"). Mirant agreed in return to pay PEPCO amounts equal to the amounts owed by PEPCO to Panda for that power. In July 2002, the Maryland Court of Special Appeals ruled that the contractual arrangement between Mirant and PEPCO resulted in PEPCO improperly assigning its contract with Panda to Mirant. However, the Court of Special Appeals also ruled that the Maryland Public Service Commission has the authority to approve the assignment on public policy grounds. In December 2002, the Maryland Court of Appeals, its highest court, granted petitions filed by PEPCO and Panda to appeal the decision of the Court of Special Appeals. Mirant had also entered into an agreement with PEPCO that provided if the agreement between Mirant and PEPCO with respect to the power received under the Panda agreement was voided by a binding court order prior to March 2005, the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted to compensate PEPCO for the termination of that arrangement but to hold Mirant economically indifferent. Consequently, an adverse ruling may have a material adverse effect on the Company's liquidity but would not be expected to have a material adverse effect on its financial position or results of operations.

  ENRON BANKRUPTCY PROCEEDINGS

     Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of December 31, 2002, the total amount owed to Mirant by Enron was approximately $72 million. Mirant has filed formal claims in the Enron bankruptcy proceedings. Based on a reserve for potential bad debts recorded in 2001, the Company does not expect the outcome of the bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  EDISON MISSION ENERGY LITIGATION

     In March 2002, two subsidiaries of Edison International (collectively "EME") filed suit alleging Mirant breached its agreement to purchase EME's 50% interest in EcoElectrica Holdings Ltd., the owner of a 540 MW cogeneration facility in Puerto Rico. EME seeks damages in excess of $50 million, plus interest and attorneys' fees. The Company believes it did not breach its agreement with EME. At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron Corporation to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed.

  ENVIRONMENTAL LIABILITIES

     In 2000, the State of New York issued a notice of violation concerning air permitting and air emission control implications under the Environmental Protection Agency's ("EPA") new source review regulations promulgated under the Clean Air Act ("NSR") to the previous owner of Mirant New York's Lovett facility related to operation of that plant prior to its acquisition by Mirant New York. The notice does not specify corrective actions that the state may require. Mirant New York is currently engaged in discussions

                      MIRANT CORPORATION AND SUBSIDIARIES
with the state to try to resolve this matter. In January 2001, the EPA requested information from Mirant concerning the air permitting and air emission control implications under NSR of repair and maintenance activities at the Company's Potomac River plant in Virginia and Chalk Point, Dickerson, and Morgantown plants in Maryland related to operation of those plants prior to their acquisition by the Company.

     If violations are determined to have occurred at these plants, the previous owners would be responsible for fines and penalties arising from such violations occurring prior to their acquisition by the Company. If a violation is determined to have occurred after the Company acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, the Company would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which could be material. In the event violations are determined to have occurred, the Company may be responsible for the costs of acquiring and installing emission control equipment, the costs of which may be material. Such costs would generally be capitalized and amortized as a component of property, plant and equipment.

  OTHER LEGAL MATTERS

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

16.  COMMITMENTS AND CONTINGENCIES

     Mirant has made firm commitments to buy materials and services in connection with its ongoing operations and planned expansion and has made financial guarantees relative to some of its investments.

  LETTERS OF CREDIT AND CASH COLLATERAL

     In order to participate in commodity trading activities in the market, companies, in general, are required to provide trade credit support to their counterparties. Trade credit support includes letters of credit provided on behalf of Mirant Americas Energy Marketing and cash collateral. The total amount of letters of credit issued in connection with commodity trading contracts was $674 million as of December 31, 2002. None of these letters of credit were drawn on as of December 31, 2002. The letters of credit expire in 2003. Upon expiration, these letters of credit for the commodity trading activities of Mirant Americas Energy Marketing may be renewed by Mirant Corporation or replaced with another form of support to the counterparty, if required.

     As of December 31, 2002, Mirant Corporation had posted $95 million in cash collateral for commodity trading contracts. In the event of default by Mirant Americas Energy Marketing, the counterparty can draw on the collateral to satisfy the existing amounts outstanding under an open contract.

                      MIRANT CORPORATION AND SUBSIDIARIES

  CONTRACTUAL OBLIGATIONS

     As of December 31, 2002, Mirant has the following annual commitments under various agreements as follows (in millions):

FISCAL YEAR ENDED:                    2003     2004     2005    2006   2007   THEREAFTER
------------------                   ------   ------   ------   ----   ----   ----------
Turbine purchases..................  $   18   $   --   $   --   $ --   $ --     $   --
Construction related commitments...     186        5      153    113     25          1
Long-term service agreements.......      40       32       44     50     53        572
Power purchase agreements..........     213      212      212     52     52        726
Fuel/transportation purchases......   1,277      901      574    228    130         15
Operating leases...................     189      158      152    140    145      2,399
                                     ------   ------   ------   ----   ----     ------
Total minimum payments.............  $1,923   $1,308   $1,135   $583   $405     $3,713
                                     ======   ======   ======   ====   ====     ======

  Turbine Purchases and Other Construction-Related Commitments

     Mirant has entered into commitments to purchase turbine equipment, both directly from the vendor and through two equipment procurement facilities.

     During the first quarter of 2002, Mirant committed to a restructuring plan, which included cancellation of certain turbine purchase commitments. The Company recorded a restructuring accrual for turbine purchase commitments that were expected to be canceled over the twelve-month period following the restructuring commitment date. Until termination orders are issued, Mirant continues to have the option to purchase the turbines. A summary of turbine purchase commitments is as follows:

                                                                                       TOTAL
                                   PURCHASE     AMERICAS LEASE    EUROPE LEASE       TURBINES/
TURBINE COUNT                     COMMITMENTS     (TURBINES)     (POWER ISLANDS)   POWER ISLANDS
-------------                     -----------   --------------   ---------------   -------------
Total contracted turbines/power
  islands at December 31,
  2001..........................       48              46                9              103
Turbines/power islands
  terminated or sold during
  2002..........................      (13)            (17)              (5)             (35)
Turbines/power islands placed in
  service during 2002...........      (11)             --               --              (11)
                                     ----            ----              ---             ----
Power islands purchased out of
  lease during 2002(1)..........       --              --               (1)              (1)
                                     ----            ----              ---             ----
Total contracted turbines/power
  islands at December 31,
  2002..........................       24              29                3               56
Turbines/power islands to be
  terminated or sold in the
  future........................       (6)            (25)              (3)             (34)
                                     ----            ----              ---             ----
Total remaining contracted
  turbines/power islands at
  December 31, 2002 (after
  Restructuring)................       18               4               --               22
                                     ====            ====              ===             ====

---------------

(1) The power island was terminated in January 2003.

     The remaining aggregate commitments relating to turbine purchase commitments at December 31, 2002 was $18 million. The cost to terminate the four domestic lease turbines at December 31, 2002 was $70 million.

                      MIRANT CORPORATION AND SUBSIDIARIES

  Construction-Related Commitments

     The Company has other construction-related commitments related to developments at its various generation facility sites. At December 31, 2002, these construction-related commitments totaled approximately $483 million. Although the Company intends to complete these construction-related activities, generally these commitments may be terminated by the Company. At December 31, 2002, the minimum cost to terminate these commitments was approximately $76 million.

  Long-Term Service Agreements

     Mirant has entered into long-term service agreements for the maintenance and repair of many of its combustion-turbine generating plants. As of December 31, 2002, the total estimated commitments for long-term service agreements associated with turbines installed or in storage were approximately $791 million. These commitments are payable over the term of the respective agreements, which range from ten to twenty years. Some of these agreements have terms that allow for cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $638 million. Estimates for future commitments for the long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

     As a result of the turbine cancellations during 2002, the long-term service agreements associated with the canceled turbines have been or will be canceled. Generally, if the associated turbine is cancelled prior to delivery, then these agreements may be terminated at little or no cost.

  Fuel Commitments

     Mirant has a contract with BP whereby BP is obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas is generally equal to the monthly spot rate then prevailing at each delivery point. Because this contract is based on the monthly spot price at the time of delivery, Mirant has the ability to sell the gas at the same spot price, thereby offsetting the full amount of its commitment related to this contract. In July 2002, Mirant and BP restructured this contract. The contract term has been extended to December 31, 2009, unless terminated sooner. Mirant has the ability to reduce the purchase obligation on this contract annually. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices is $2.1 billion as of December 31, 2002. The Company has entered into a master netting agreement which provides that the amounts due to BP under the contract will be netted against payments due between Mirant and BP under various other gas and power contracts, and that collateral will be posted by one party for the benefit to the other based on the net amount of credit exposure.

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that as of December 31, 2002, total estimated minimum commitments under this agreement were $509 million.

     In addition to the coal commitment described above, Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements, which are in effect through 2012, totaling $467 million at December 31, 2002. Approximately $344 million of these commitments relates to an arrangement between Mirant Americas Energy Marketing and the synthetic fuel supplier whereby the

                      MIRANT CORPORATION AND SUBSIDIARIES
synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal required to be purchased under the contracts.

  Operating Leases

     In conjunction with the purchase of the PEPCO assets, the Company, through Mirant Mid-Atlantic, leased the Morgantown and the Dickerson baseload units and associated property. The leases are for terms of 28.5 and 33.75 years, respectively. Mirant Mid-Atlantic is accounting for these leases as operating leases. Rent expenses associated with the Dickerson and Morgantown operating leases totaled approximately $96 million for each of the years ended December 31, 2002 and 2001. As of December 31, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.7 billion.

     The owner lessors of the Dickerson and Morgantown baseload units have issued notes backed by the leases. The lease payment obligations are unsecured and exclusive obligations of Mirant Mid-Atlantic. Except as described below, the lease obligations are not supported by guarantees or other commitments of Mirant Corporation or any of its subsidiaries to pay amounts due under such credit facilities or to provide Mirant Mid-Atlantic with funds for the payment, whether by dividends, distributions, loans or other payments. Pursuant to a capital contribution agreement, Mirant Corporation has agreed to make capital contributions to Mirant Mid-Atlantic of cash available for distribution from Mirant Peaker and Mirant Potomac River. The agreement contains a number of restrictive covenants, including (i) restrictions on asset sales, (ii) restrictions on mergers, consolidations or sales of all or substantially all the assets, (iii) restrictions on liens, except for permitted liens, (iv) maintenance of properties, (v) maintenance of tax status, (vi) maintenance of insurance, (vii) limitations on transactions with affiliates, based on projected ratio calculations, (viii) restrictions on dividends and distributions and (ix) limitations on the incurrence of debt, other than permitted debt.

     Mirant Mid-Atlantic has an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility.

     Upon an event of default under the lease documents, the lessors are entitled to a termination value payment as defined in the agreements. At December 31, 2002, the termination value was approximately $1.5 billion, which, in general, declines over time. Upon expiration of the original lease term, the termination value will be $300 million.

     Mirant has commitments under other operating leases with various terms and expiration dates. Minimum lease payments under non-cancelable operating leases approximate $38 million in 2003, $36 million in 2004, $36 million in 2005, $35 million in 2006, $32 million in 2007, and $266 million thereafter. Expenses associated with these commitments totaled approximately $53 million, $28 million and $17 million during 2002, 2001 and 2000, respectively.

  MINORITY SHAREHOLDER PUT OPTION

     The Sual project ("MSC") and the Pagbilao project ("MPagC") shareholder agreements grant minority shareholders put option rights such that they can require Mirant Asia-Pacific Limited and/or certain of its subsidiaries to purchase the minority shareholders' interests in the project. The MSC put options, collectively representing the remaining 8.09% ownership interest in the Sual project, can be exercised between December 21, 2002 and December 21, 2005, or in the event of any change in control, a

                      MIRANT CORPORATION AND SUBSIDIARIES
change in MSC's charter documents or the transfer of sponsor in violation of the sponsor support agreement on the earlier of the date of such changes/events or December 21, 2011. The MPagC put options, collectively representing the remaining 12.78% ownership interest in the Pagbilao project, can be exercised between August 5, 2002 and August 5, 2008 or, in the event of any change in control, a change in MPagC's charter documents or the transfer of the sponsor in violation of the sponsor completion support agreement. The MPagC put option may be exercised on the earlier of the date of such changes/events or August 5, 2008. The price for the put options would be determined by a formula including discounted future net cash flow less total liabilities plus current assets as of the date of the put notice. Two of the three Pagbilao project minority shareholders have served notice to exercise their respective put options. Subsequent to December 31, 2002, Mirant Asia-Pacific Limited's subsidiary paid approximately $30 million to acquire an additional 4.26% ownership interest in the Pagbilao project. The remaining minority interest subject to the put agreement is 8.52%.

  EMPLOYEE CONTRACTS

     Certain executives of the Company have contracts, which generally provide benefits in the event of termination or involuntary termination for "good reason" accompanied by a change in control of Mirant, as defined. Employment agreements provide for severance payments not in excess of three times annual base salary and bonus and the continuation for stipulated periods of other benefits. Upon a preliminary change in control, a Rabbi trust is funded to protect the benefits described above for all covered employees.

17. POWER PURCHASE AGREEMENTS AND OBLIGATIONS UNDER ENERGY DELIVERY AND PURCHASE COMMITMENTS

     Under the asset purchase and sale agreement for the PEPCO generating assets, Mirant assumed and recorded net obligations of approximately $2.4 billion representing the estimated fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements, which consist of five power purchase agreements ("PPAs") and two transition power agreements ("TPAs"). The estimated fair value of the contracts was derived using forward prices obtained from brokers and other external sources in the market place including brokers and trading platforms/exchanges such as NYMEX and estimated load information.

     The PPAs, which are with parties unrelated to PEPCO, are for a total capacity of 735 MW and expire over periods through 2021. Upon adoption of SFAS No. 133 on January 1, 2001, each PPA contract was evaluated to determine whether it met the definition of a derivative contract under the standard. PPAs determined to be derivative instruments are recorded on the balance sheet at fair value, with changes in fair value recorded currently in earnings. The Company recognized $35 million of unrealized gains in 2002 and $211 million of unrealized losses in 2001 in connection with the PPA's. At December 31, 2002, the estimated commitments under the PPA agreements were $1.47 billion based on the total remaining MW commitment at contractual prices. As of December 31, 2002, the fair value of the PPAs recorded in price risk management liabilities in the consolidated balance sheet totaled $880 million, of which $142 million is classified as current.

     The TPA agreements state that Mirant will sell a quantity of megawatt-hours over the life of the contracts based on PEPCO's load requirements. The TPA agreement related to load in Maryland expires in June 2004, while the TPA agreement related to load in the District of Columbia expires in January 2005. The proportion of megawatt-hours supplied under the two agreements is currently 64% and 36%, respectively. As actual megawatt-hours are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. The Company recorded as an adjustment of revenues, amortization of the TPA obligation of approximately $423 million, $417 million, and $12 million during the years ended December 31, 2002, 2001 and 2000. The remaining TPA obligation will be amortized as an increase in revenue through January 2005. As of December 31, 2002, the remaining

                      MIRANT CORPORATION AND SUBSIDIARIES
obligations for the TPAs recorded in obligations under energy delivery and purchase commitments totaled $883 million, of which $498 million is classified as current.

     Other obligations of approximately $19 million related to other out-of-market contracts are also recorded in obligations under energy delivery and purchase commitments in the consolidated balance sheet at December 31, 2002, of which $6 million is current.

18.  RELATED-PARTY ARRANGEMENTS AND TRANSACTIONS

  SOUTHERN COMPANY AGREEMENTS AND TRANSACTIONS

     Prior to Mirant's spin-off from Southern Company in 2001, Mirant had agreements with Southern Company Services, Inc. ("SCS") a wholly owned subsidiary of Southern Company, and each of the system operating companies owned by Southern Company ("Southern") under which those companies provided various services to Mirant. These transitional services agreements generally provided for a fee equal to the greater of the cost, including the actual direct and indirect costs, of providing the services or the market value for such services. Management believes that the costs incurred are substantially similar to the costs the Company would have incurred on a stand-alone basis. During 2001, SCS provided primarily administrative services to Mirant at cost. During 2000, SCS and each of Southern's operating companies provided the following services to Mirant at cost: general engineering, design engineering, accounting and statistical budgeting, business promotion and public relations, systems and procedures, training, and administrative and financial services. Such costs amounted to approximately $4 million and $21 million during 2001 and 2000, respectively. Included in these costs are both directly incurred costs and allocated costs prior to Mirant's separation from Southern. The allocated costs are based on a variety of factors, including employee headcount, net fixed assets, operating expenses, operating revenues and other cost causal methods. The allocated costs related to SCS's corporate general and administrative overhead were less than $1 million for 2001 and amounted to approximately $7 million during 2000. Mirant also incurred interest expense on a note payable to Southern of $1 million during 2000.

     In addition to the transactions above, the Company also earned interest income from Southern during 2001 and 2000 related to a note receivable from Southern. During 2001 and 2000, interest income was $12 million and $75 million, respectively. This note receivable was transferred to Southern as part of the Company's separation from Southern in April 2001.

  MIRANT AMERICAS ENERGY MARKETING AGREEMENTS

     Prior to taking full ownership of Mirant Americas Energy Marketing, Mirant had various agreements with Mirant Americas Energy Marketing in which Mirant Americas Energy Marketing had agreed to develop and manage the bidding strategy, manage fuel requirements, sell the energy and provide accounting and settlement services for several generating plants of Mirant. These agreements applied to Mirant's California, New York and New England operating entities and generally covered a term of 1 to 2.5 years. During 2000, prior to taking full ownership of Mirant Americas Energy Marketing, total fees paid under the marketing arrangements totaled $52 million, and payments made for fuel to Mirant Americas Energy Marketing totaled $261 million. The payments to Mirant Americas Energy Marketing prior to the Company's 100% acquisition in 2000 were ordinary purchases of fuel, which management believes would have approximated the costs the Company would have incurred on a stand-alone basis.

     During 2000, prior to acquiring the minority interest in Mirant Americas Energy Marketing, Mirant's revenues and expenses related to its agreements with Mirant Americas Energy Marketing were $767 million and $313 million, respectively. Intercompany profits and losses recognized by Mirant Americas Energy Marketing on a mark-to-market accounting basis have been appropriately eliminated in consolidation.

                      MIRANT CORPORATION AND SUBSIDIARIES

  OTHER AGREEMENTS

     Prior to the sale of its investment in Perryville in June 2002, Mirant entered into various agreements with, or with respect to its investment in, Perryville including a tolling agreement, which was entered into in April 2001. Costs under the tolling agreement were approximately $5 million in each of 2002 and 2001. Prior to the sale of its 50% ownership interest in Perryville, Mirant accounted for its investment under the equity method. Management believes the costs under the Perryville tolling agreement are substantially similar to costs the Company would have incurred with an unrelated party. Mirant completed the sale of its 50% ownership interest in Perryville in June 2002.

     Mirant has an operating and maintenance contract with respect to its investment in Birchwood. Mirant has a 50% ownership interest in Birchwood and accounts for its investment under the equity method. Fees paid to Mirant under the Birchwood operating and maintenance contract were approximately $8 million in each of 2002 and 2001. Management believes that the fees paid by Birchwood for these services are equivalent to the fees that would be charged by an unrelated party.

19.  EARNINGS (LOSS) PER SHARE

     Mirant calculates basic earnings (loss) per share by dividing the income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for 2002, 2001 and 2000 (in millions, except per share data).

                                                             2002      2001     2000
                                                            -------   ------   ------
Income (loss) from continuing operations..................  $(2,352)  $  465   $  299
Discontinued operations...................................      (86)     (56)      31
                                                            -------   ------   ------
Net (loss) income.........................................  $(2,438)  $  409   $  330
                                                            =======   ======   ======
Basic:
Weighted average shares outstanding.......................    402.2    341.8    288.7
                                                            =======   ======   ======
  Earnings (loss) per share from:
     Continuing operations................................  $ (5.85)  $ 1.36   $ 1.03
     Discontinued operations..............................    (0.21)   (0.16)    0.11
                                                            -------   ------   ------
     Net (loss) income....................................  $ (6.06)  $ 1.20   $ 1.14
                                                            =======   ======   ======

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                             2002      2001     2000
                                                            -------   ------   ------
Diluted:
Net (loss) income.........................................  $(2,438)  $  409   $  330
Interest expense due to assumed conversion of trust
  preferred securities....................................       --       14        4
                                                            -------   ------   ------
Adjusted net (loss) income................................  $(2,438)  $  423   $  334
                                                            =======   ======   ======
Weighted average shares outstanding.......................    402.2    341.8    288.7
Shares due to assumed exercise of stock options and
  equivalents.............................................       --      2.6      0.5
Shares due to assumed conversion of trust preferred
  securities..............................................       --     12.5      3.1
                                                            -------   ------   ------
Adjusted shares...........................................    402.2    356.9    292.3
                                                            =======   ======   ======
  Earnings (loss) per share from:
  Continuing operations...................................  $ (5.85)  $ 1.34   $ 1.03
  Discontinued operations.................................    (0.21)   (0.15)    0.11
                                                            -------   ------   ------
  Net income..............................................  $ (6.06)  $ 1.19   $ 1.14
                                                            =======   ======   ======

     The following potential common shares were excluded from the earnings per share calculations (in millions):

                                                              2002   2001   2000
                                                              ----   ----   ----
Out-of-the-money options....................................  20.7   0.2    --
In-the-money-options excluded due to the Company reporting a
  net loss during the period................................    --    --    --
Shares issuable upon conversion of convertible trust
  preferred securities......................................  12.5    --    --
Shares issuable upon conversion of 5.75% convertible
  notes.....................................................  24.6    --    --
                                                              ----   ---     --
Total.......................................................  57.8   0.2    --
                                                              ====   ===     ==

     Historically, the Company has not considered the common shares that could potentially be issued to redeem Mirant's $750 million in 2.5% convertible debentures as potential common shares based upon the Company's intent and ability at that time to redeem such debentures in cash. These securities could result in the issuance of 11 million common shares, if redeemed with common shares rather than cash.

20.  SEGMENT REPORTING

     The Company has two reportable segments: North America and International. The North America segment consists of the Company's interrelated power generation and commodity trading operations in the United States and Canada. The International segment includes power generation in the Philippines and generation, transmission and distribution operations in the Caribbean, including Jamaica, the Bahamas, Curacao and Trinidad. In 2002, the Company closed its European trading operations and sold its European and Chinese distribution and generation assets. Prior to the sale of these assets, these operations are reflected in the International segment. The Company's reportable segments are strategic businesses that are geographically separated and managed separately. The accounting policies of the segments are the same as those described in the
Note 2 -- Accounting and Reporting Policies. Certain corporate costs, including corporate overhead and interest are not allocated to a reporting segment.

                      MIRANT CORPORATION AND SUBSIDIARIES

                               BUSINESS SEGMENTS

                                                                             CORPORATE AND
                                             NORTH AMERICA   INTERNATIONAL   ELIMINATIONS    CONSOLIDATED
                                             -------------   -------------   -------------   ------------
                                                                    (IN MILLIONS)
2002:
Operating Revenues by Product and Service
  Generation...............................     $ 5,051         $  527           $  --         $ 5,578
  Integrated utilities and distribution....          --            485              --             485
  Net trading revenue......................         339                                            339
  Other....................................          31              3              --              34
                                                -------         ------           -----         -------
  Total operating revenues.................       5,421          1,015              --           6,436
                                                -------         ------           -----         -------
Operating Expenses.........................
  Cost of fuel, electricity and other
     products..............................       3,986            228              --           4,214
  Selling, general and administrative......         301            182              98             581
  Maintenance..............................         119             33              --             152
  Depreciation and amortization............         154            117              17             288
  Impairment loss and restructuring
     charges...............................         779            166              28             973
  Goodwill impairment......................          --            697              --             697
  Gain on sales of assets, net.............          (5)           (36)             --             (41)
  Other....................................         353            108              19             480
                                                -------         ------           -----         -------
     Total operating expenses..............       5,687          1,495             162           7,344
                                                -------         ------           -----         -------
Operating loss.............................     $  (266)        $ (480)          $(162)           (908)
                                                =======         ======           =====         -------
Other expense, net.........................                                                        417
                                                                                               -------
Loss from continuing operations before
  income taxes and minority interest.......                                                     (1,325)
                                                                                               -------
Provision for income taxes.................                                                        949
Minority interest..........................                                                         78
                                                                                               -------
Loss from continuing operations............                                                     (2,352)
                                                                                               =======
Total assets...............................      15,293          4,614            (492)         19,415
Gross property additions...................       1,342            160              10           1,512
Investment in equity method subsidiaries...          96            187              13             296
2001 (AS RESTATED):
Operating Revenues by Product and Service
  Generation...............................     $ 6,989         $  495           $  --         $ 7,484
  Integrated utilities and distribution....          --            475              --             475
  Net trading revenue......................         563             --              --             563
  Other....................................          --              2              --               2
                                                -------         ------           -----         -------
  Total operating revenues.................       7,552            972              --           8,524
                                                -------         ------           -----         -------
Operating Expenses.........................
  Cost of fuel, electricity and other
     products..............................       5,347            213              --           5,560
  Selling, general and administrative......         576            182             119             877

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                             CORPORATE AND
                                             NORTH AMERICA   INTERNATIONAL   ELIMINATIONS    CONSOLIDATED
                                             -------------   -------------   -------------   ------------
                                                                    (IN MILLIONS)
  Maintenance..............................         144             39              --             183
  Depreciation and amortization............         206            157               9             372
  Impairment loss and restructuring
     charges...............................          --             82              --              82
  Gain on sales of assets, net.............          --             (2)             --              (2)
  Other....................................         322             88              16             426
                                                -------         ------           -----         -------
     Total operating expenses..............       6,595            759             144           7,498
                                                -------         ------           -----         -------
Operating income (loss)....................     $   957         $  213           $(144)          1,026
                                                =======         ======           =====         -------
Other (expense), net.......................                                                       (242)
Provision for income taxes.................                                                        256
Minority interest..........................                                                         63
                                                                                               -------
Income from continuing operations..........                                                    $   465
                                                                                               =======
Total assets...............................      15,143          7,389            (489)         22,043
Gross property additions...................       1,587            121              72           1,780
Investment in equity method subsidiaries...          70          2,214              19           2,303

                                                                            CORPORATE AND
                                         AMERICAS   EUROPE   ASIA-PACIFIC   ELIMINATIONS    CONSOLIDATED
                                         --------   ------   ------------   -------------   ------------
                                                                  (IN MILLIONS)
2001 (AS PREVIOUSLY REPORTED):
OPERATING REVENUES
  Generation and energy marketing......  $29,970    $  505      $  504          $  --         $30,979
  Distribution and integrated
     utilities.........................      475        --          --             --             475
  Other................................       25        --          23             --              48
                                         -------    ------      ------          -----         -------
  Total operating revenues.............   30,470       505         527             --          31,502
Operating Expenses.....................
  Cost of fuel, electricity and other
     products..........................   27,872       554           8             --          28,434
  Depreciation and amortization........      258         3         130              5             396
  Write-down of assets.................       85        --          --             --              85
  Other operating expenses.............    1,245        54         127            142           1,568
                                         -------    ------      ------          -----         -------
  Total operating expenses.............   29,460       611         265            147          30,483
                                         -------    ------      ------          -----         -------
Operating income (loss)................  $ 1,010    $ (106)     $  262          $(147)          1,019
                                         =======    ======      ======          =====         -------
Other (expense), net...................                                                          (134)
Provision for income taxes.............                                                           260
Minority interest......................                                                            62
                                                                                              -------
Income from continuing operations......                                                       $   563
                                                                                              =======
Total assets...........................   17,080     2,024       4,230           (580)         22,754
Gross property additions...............    1,625         2          61             73           1,761
Investment in equity method
  subsidiaries.........................      167     1,708         369             --           2,244

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                             CORPORATE AND
                                             NORTH AMERICA   INTERNATIONAL   ELIMINATIONS    CONSOLIDATED
                                             -------------   -------------   -------------   ------------
                                                                    (IN MILLIONS)
2000 (AS RESTATED):
Operating Revenues by Product and Service
  Generation...............................     $2,570          $  537           $ --           $3,107
  Integrated utilities and distribution....         --             477             --              477
  Net trading revenue......................        365              --                             365
  Other....................................         --               2             --                2
                                                ------          ------           ----           ------
  Total operating revenues.................      2,935           1,016             --            3,951
                                                ------          ------           ----           ------
Operating Expenses.........................
  Cost of fuel, electricity and other
     products..............................      2,042             121             --            2,163
  Selling, general and administrative......        287             105             73              465
  Maintenance..............................         75              68             --              143
  Depreciation and amortization............         82             213              5              300
  Impairment loss and restructuring
     charges...............................         --              --             --               --
  Gain on sales of assets, net.............         --              --             --               --
  Other....................................        120              83              4              207
                                                ------          ------           ----           ------
     Total operating expenses..............      2,606             590             82            3,278
                                                ------          ------           ----           ------
Operating income (loss)....................     $  329          $  426           $(82)             673
                                                ======          ======           ====           ------
Other (expense), net.......................                                                       (128)
Provision for income taxes.................                                                        158
Minority interest..........................                                                         88
                                                                                                ------
Income from continuing operations..........                                                     $  299
                                                                                                ======

                                                                           SE      CORPORATE AND
                                      AMERICAS   EUROPE   ASIA-PACIFIC   FINANCE   ELIMINATIONS    CONSOLIDATED
                                      --------   ------   ------------   -------   -------------   ------------
                                                                    (IN MILLIONS)
2000 (AS PREVIOUSLY REPORTED):
Operating Revenues:
  Generation and energy marketing...  $12,327     $ --       $ 489         $--         $  --         $12,816
  Distribution and integrated
     utilities......................      163      314          --          --            --             477
  Other.............................       --       --          13          --             9              22
                                      -------     ----       -----         ---         -----         -------
  Total operating revenues..........   12,490      314         502          --             9          13,315
                                      -------     ----       -----         ---         -----         -------
Operating Expenses:
  Cost of fuel, electricity, and
     other products.................   11,408       27           2          --            --          11,437
  Depreciation and amortization.....      115       69         130          --             3             317
  Write-down of assets..............       18       --          --          --            --              18
  Other operating expenses..........      588      103         104          --            84             879
                                      -------     ----       -----         ---         -----         -------
  Total operating expenses..........   12,129      199         236          --            87          12,651
                                      -------     ----       -----         ---         -----         -------

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                           SE      CORPORATE AND
                                      AMERICAS   EUROPE   ASIA-PACIFIC   FINANCE   ELIMINATIONS    CONSOLIDATED
                                      --------   ------   ------------   -------   -------------   ------------
                                                                    (IN MILLIONS)
Operating income (loss).............  $   361     $115       $ 266         $--         $ (78)            664
                                      =======     ====       =====         ===         =====         -------
Other (expense), net                                                                                    (162)
Provision (benefit) for income
  taxes.............................                                                                      86
Minority interest...................                                                                      84
                                                                                                     -------
Income (loss) from continuing
  operations........................                                                                 $   332
                                                                                                     =======

                                GEOGRAPHIC AREAS

                                                               REVENUE
                               -----------------------------------------------------------------------
                                                         INTERNATIONAL
                                        -----------------------------------------------
                               UNITED                THE                  ALL
                               STATES   CANADA   PHILIPPINES   JAMAICA   OTHER   TOTAL    CONSOLIDATED
                               ------   ------   -----------   -------   -----   ------   ------------
                                                    (IN MILLIONS)
2002.........................  $5,136   $ 286       $537        $427     $ 50    $1,300      $6,436
2001 (as restated)...........   7,495      57        506         314      152     1,029       8,524
2000 (as restated)...........   2,927       7        491          --      526     1,024       3,951

                                                              REVENUE
                              ------------------------------------------------------------------------
                                                         INTERNATIONAL
                                        -----------------------------------------------
                              UNITED                 THE                  ALL
                              STATES    CANADA   PHILIPPINES   JAMAICA   OTHER   TOTAL    CONSOLIDATED
                              -------   ------   -----------   -------   -----   ------   ------------
                                                           (IN MILLIONS)
2001 (as previously
  reported).................  $26,541   $3,454     $  506       $324     $677    $4,961     $31,502
2000 (as previously
  reported).................   10,968    1,369        491         --      487     2,347      13,315

                                                         LONG-LIVED ASSETS
                              ------------------------------------------------------------------------
                                                         INTERNATIONAL
                                        -----------------------------------------------
                              UNITED                 THE                  ALL
                              STATES    CHINA    PHILIPPINES   JAMAICA   OTHER   TOTAL    CONSOLIDATED
                              -------   ------   -----------   -------   -----   ------   ------------
                                                           (IN MILLIONS)
2002........................  $ 8,663   $   --     $1,893       $573     $750    $3,216     $11,879
2001 (as restated)..........    8,368      332      1,875        497      776     3,480      11,848

                                                               LONG-LIVED ASSETS
                       -------------------------------------------------------------------------------------------------
                                                              INTERNATIONAL
                                -------------------------------------------------------------------------
                       UNITED               THE       UNITED                               ALL
                       STATES   CHINA   PHILIPPINES   KINGDOM      JAMAICA      GERMANY   OTHER    TOTAL    CONSOLIDATED
                       ------   -----   -----------   -------   -------------   -------   ------   ------   ------------
                                                                 (IN MILLIONS)
2001 (as previously
  reported)..........  $8,141   $332      $1,875       $484         $503        $1,229    $1,659   $6,082     $14,223

                      MIRANT CORPORATION AND SUBSIDIARIES

21.  VALUATION AND QUALIFYING ACCOUNTS

                                               YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                ---------------------------------------------------------------------------
                                                       ADDITIONS
                                BALANCE AT   -----------------------------
                                BEGINNING    CHARGED TO   CHARGED TO OTHER                   BALANCE AT END
DESCRIPTION                     OF PERIOD      INCOME         ACCOUNTS        DEDUCTIONS       OF PERIOD
-----------                     ----------   ----------   ----------------   -------------   --------------
                                                               (IN MILLIONS)
Provision for uncollectible
  accounts (current)
  2002........................     $191         $ --            $ --              $--             $191
  2001........................       99          108               3               19              191
  2000........................       44           59               1                5               99
Provision for uncollectible
  accounts (noncurrent)
  2002........................     $114         $ 14            $ --              $24             $104
  2001........................       49           65              --               --              114
  2000........................       60           (1)            (10)              --               49

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2003.

                                          MIRANT CORPORATION

                                          By:      /s/ S. MARCE FULLER
                                            ------------------------------------
                                                      S. Marce Fuller
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 29, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

                    SIGNATURES                                              TITLE
                    ----------                                              -----
                        *                                           Chairman of the Board
 ------------------------------------------------
                  A. W. Dahlberg

               /s/ S. MARCE FULLER                     President, Chief Executive Officer and Director
 ------------------------------------------------               (Principal Executive Officer)
                 S. Marce Fuller

               /s/ HARVEY A. WAGNER                  Executive Vice President and Chief Financial Officer
 ------------------------------------------------               (Principal Financial Officer)
                 Harvey A. Wagner

                  /s/ DAN STREEK                                Vice President and Controller
 ------------------------------------------------               (Principal Accounting Officer)
                    Dan Streek

                        *                                                  Director
 ------------------------------------------------
                  A. D. Correll

                        *                                                  Director
 ------------------------------------------------
               Stuart E. Eizenstat

                        *                                                  Director
 ------------------------------------------------
                   Carlos Ghosn

                        *                                                  Director
 ------------------------------------------------
                  David J. Lesar

                        *                                                  Director
 ------------------------------------------------
                James F. McDonald

                        *                                                  Director
 ------------------------------------------------
                 Ray M. Robinson

                        *                                                  Director
 ------------------------------------------------
               Robert F. McCullough

* By attorney-in-fact.

                                 CERTIFICATIONS

I, Marce Fuller, certify that:

     1. I have reviewed this annual report on Form 10-K of Mirant Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ S. MARCE FULLER
                                            ------------------------------------
                                                      S. Marce Fuller
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: April 29, 2003

I, Harvey A. Wagner, certify that:

     1. I have reviewed this annual report on Form 10-K of Mirant Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ HARVEY A. WAGNER
                                            ------------------------------------
                                                      Harvey A. Wagner
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: April 29, 2003