Form 10-Q
period 2003-03-31
MIRANT CORP
filed 2003-08-28
CIK 1010775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



                                                       OR



      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                (678) 579-5000                                 WWW.MIRANT.COM
       (Registrant's Telephone Number,                           (Web Page)
             Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). [X] Yes [ ] No

     The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at August 27, 2003 was 405,468,084.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Definitions..............................................................     1
Cautionary Statement Regarding Forward-Looking Information...............     1

                           PART I -- FINANCIAL INFORMATION
Item 1.      Interim Financial Statements (unaudited):
             Condensed Consolidated Statements of Operations.............     3
             Condensed Consolidated Balance Sheets.......................     4
             Condensed Consolidated Statement of Stockholders' Equity....     5
             Condensed Consolidated Statements of Cash Flows.............     6
             Notes to the Condensed Consolidated Financial Statements....     7
Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition..........................    40
Item 3.      Quantitative and Qualitative Disclosures about Market
             Risk........................................................    52
Item 4.      Controls and Procedures.....................................    53

                             PART II -- OTHER INFORMATION
Item 1.      Legal Proceedings...........................................    53
Item 4.      Submission of Matters to a Vote of Security Holders.........    59
Item 6.      Exhibits and Reports on Form 8-K............................    59

                                  DEFINITIONS

TERM                                                               MEANING
----                                                               -------
MMBtu.......................................   Million British thermal unit
MW..........................................   Megawatts
MWh.........................................   Megawatt-hour
Mirant Americas Energy Marketing............   Mirant Americas Energy Marketing, L.P.
Mirant Americas Generation..................   Mirant Americas Generation, LLC
Mirant Mid-Atlantic.........................   Mirant Mid-Atlantic, LLC
Mirant New York.............................   Mirant New York, Inc. and Mirant New York
                                               Investments, Inc., collectively
Perryville..................................   Perryville Energy Partners, LLC

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

GENERAL FACTORS

     - legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; changes in state, federal and other regulations (including rate and other regulations); changes in, or application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

     - the failure of our assets to perform as expected;

     - our pursuit of potential business strategies, including the disposition of assets, termination of construction of certain projects or internal restructuring;

     - changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing or the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;

     - weather and other natural phenomena;

     - war, terrorist activities or the occurrence of a catastrophic loss;

     - deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or perform obligations or services due to us; and

     - the disposition of the pending litigation described in this Form 10-Q as well as the Company's Form 10-K filed on April 30, 2003;

BANKRUPTCY-RELATED FACTORS

     - the actions and decisions of creditors of Mirant and of other third parties with interests in the voluntary petitions for reorganization filed on July 14, 2003 by Mirant Corporation and substantially all of its wholly-owned U.S. subsidiaries under Chapter 11 of the Bankruptcy Code;

     - the ability of Mirant to reach agreements with lenders, creditors and other stakeholders regarding a comprehensive restructuring and to continue as a going concern;

     - the effects of the Chapter 11 filings on our liquidity and results of operations;

     - the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

     - the ability of Mirant to reach final agreement and close on the committed debtor-in-possession financing, then operate pursuant to the terms thereof;

     - the ability of Mirant to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations; and

     - the direct or indirect effects on our business of a lowering of our credit rating or that of Mirant Americas Generation, Mirant Mid-Atlantic or Mirant Americas Energy Marketing (or actions taken by us or our affiliates in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, curtailment of certain business operations in order to reduce the amount of required collateral, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts needed or on terms favorable to us.

     The ultimate results of the forward looking statements and the terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or securities of the Company, Mirant Americas Generation and Mirant Mid-Atlantic receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2003
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                                            (RESTATED)
                                                              (IN MILLIONS, EXCEPT PER
                                                                     SHARE DATA)
OPERATING REVENUES:
Generation..................................................    $ 1,323       $  707
Integrated utilities and distribution.......................        129          108
Net trading revenue.........................................         46          144
                                                                -------       ------
      Total operating revenues..............................      1,498          959
Cost of fuel, electricity and other products................        978          372
                                                                -------       ------
GROSS MARGIN................................................        520          587
                                                                -------       ------
OPERATING EXPENSES:
Operations and maintenance..................................        249          282
Depreciation and amortization...............................         87           70
Impairment losses and restructuring charges.................         12          555
Gain on sales of assets, net................................         (1)          --
                                                                -------       ------
      Total operating expenses..............................        347          907
                                                                -------       ------
OPERATING INCOME (LOSS).....................................        173         (320)
                                                                -------       ------
OTHER (EXPENSE) INCOME, NET:
Interest expense............................................       (143)        (117)
Gain on sales of investments, net...........................         --          250
Equity in income of affiliates..............................          7           81
Other, net..................................................          5           24
Interest income.............................................          9            8
                                                                -------       ------
      Total other (expense) income, net.....................       (122)         246
                                                                -------       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST.....................................         51          (74)
PROVISION (BENEFIT) FOR INCOME TAXES........................         21          (81)
MINORITY INTEREST...........................................         15           16
                                                                -------       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................         15           (9)
                                                                -------       ------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
  (BENEFIT) OF $(1) FOR THE THREE MONTHS ENDED MARCH 31,
  2003 AND 2002, RESPECTIVELY...............................        (15)          (1)
                                                                -------       ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................         --          (10)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  TAXES OF $2 FOR THE THREE MONTHS ENDED MARCH 31, 2003.....        (28)          --
                                                                -------       ------
NET INCOME (LOSS)...........................................    $   (28)      $  (10)
                                                                =======       ======
EARNINGS (LOSS) PER SHARE:
Basic:
  From continuing operations................................    $  0.04       $(0.06)
  From discontinued operations..............................      (0.04)          --
  From cumulative effect of change in accounting
    principle...............................................      (0.07)          --
                                                                -------       ------
  Net income (loss).........................................    $ (0.07)      $(0.06)
                                                                =======       ======
Diluted:
  From continuing operations................................    $  0.04       $(0.06)
  From discontinued operations..............................      (0.04)          --
  From cumulative effect of change in accounting
    principle...............................................      (0.07)          --
                                                                -------       ------
  Net (loss)................................................    $ (0.07)      $(0.06)
                                                                =======       ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              AT MARCH 31,   AT DECEMBER 31,
                                                                  2003            2002
                                                              ------------   ---------------
                                                              (UNAUDITED)
                                                                      (IN MILLIONS)
                                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $ 1,294          $ 1,706
Funds on deposit............................................        161              180
Receivables, less provision for uncollectibles of $190 and
 $191 for 2003 and 2002, respectively.......................      3,260            2,099
Price risk management assets................................      1,549            1,536
Assets held for sale........................................         54              438
Other.......................................................        483              561
                                                                -------          -------
       Total current assets.................................      6,801            6,520
                                                                -------          -------
PROPERTY, PLANT AND EQUIPMENT, NET..........................      8,543            8,408
                                                                -------          -------
NONCURRENT ASSETS:
Goodwill, net of accumulated amortization of $300 for 2003
 and 2002, respectively.....................................      2,676            2,683
Other intangible assets, net of accumulated amortization of
 $71 and $67 for 2003 and 2002, respectively................        535              535
Investments.................................................        199              296
Notes and other receivables, less provision for
 uncollectibles of $148 and $104 for 2003 and 2002,
 respectively...............................................        129              140
Price risk management assets................................      1,284              582
Other.......................................................        307              259
                                                                -------          -------
       Total noncurrent assets..............................      5,130            4,495
                                                                -------          -------
       TOTAL ASSETS.........................................    $20,474          $19,423
                                                                =======          =======
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt.............................................    $    61          $    65
Current portion of long-term debt...........................      1,607            1,731
Accounts payable and accrued liabilities....................      3,205            2,359
Price risk management liabilities...........................      1,560            1,535
Obligations under energy delivery and purchase
 commitments................................................        562              567
Other.......................................................        267              388
                                                                -------          -------
       Total current liabilities............................      7,262            6,645
                                                                -------          -------
NONCURRENT LIABILITIES:
Long-term debt, net of $51 repurchases......................      6,981            7,091
Price risk management liabilities...........................      1,778            1,196
Obligations under energy delivery and purchase
 commitments................................................        322              335
Other.......................................................        576              551
                                                                -------          -------
       Total noncurrent liabilities.........................      9,657            9,173
                                                                -------          -------
MINORITY INTEREST IN SUBSIDIARY COMPANIES...................        278              305
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF A
 SUBSIDIARY HOLDING SOLELY PARENT COMPANY SUBORDINATED
 DEBENTURES.................................................        345              345
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, per share.....................          4                4
 Authorized -- 2,000,000,000 shares
 Issued -- March 31, 2003: 404,152,225 shares
       -- December 31, 2002: 404,018,156 shares
 Treasury -- March 31, 2003: 100,000 shares
         -- December 31, 2002: 100,000 shares
Additional paid-in capital..................................      4,916            4,899
Accumulated deficit.........................................     (1,872)          (1,844)
Accumulated other comprehensive loss........................       (114)            (102)
Treasury stock, at cost.....................................         (2)              (2)
                                                                -------          -------
       Total stockholders' equity...........................      2,932            2,955
                                                                -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $20,474          $19,423
                                                                =======          =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                 ACCUMULATED
                                     ADDITIONAL                     OTHER
                            COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   TREASURY   COMPREHENSIVE
                            STOCK     CAPITAL       DEFICIT         LOSS         STOCK        (LOSS)
                            ------   ----------   -----------   -------------   --------   -------------
                                                           (IN MILLIONS)
BALANCE, DECEMBER 31,
  2002....................    $4       $4,899       $(1,844)        $(102)        $(2)
  Net loss................    --           --           (28)           --          --          $ (28)
  Other comprehensive
     loss.................    --           --            --           (12)         --            (12)
                                                                                               -----
  Comprehensive loss......                                                                     $ (40)
                                                                                               =====
  Other...................    --           17            --            --          --
                              --       ------       -------         -----         ---
BALANCE, MARCH 31, 2003...    $4       $4,916       $(1,872)        $(114)        $(2)
                              ==       ======       =======         =====         ===

  The accompanying notes are an integral part of these condensed consolidated statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                               2003           2002
                                                              -------      ----------
                                                                           (RESTATED)
                                                                           ----------
                                                                   (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)..................................................  $   (28)      $   (10)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

 Equity in income of affiliates.............................       (7)          (81)

 Dividends received from equity investments.................        5             6

 Cumulative effect of change in accounting principle........       28            --

 Depreciation and amortization..............................       92            86

 Amortization of obligations under energy delivery and
   purchase commitments.....................................     (132)          (99)

 Impairment losses and restructuring charge.................       (2)          564

 Price risk management activities, net......................      (27)         (104)

 Deferred income taxes......................................       60            42

 Loss (gain) on sales of assets and investments.............       21          (250)

 Minority interest..........................................        9            11

 Other, net.................................................       26            27

 Changes in operating assets and liabilities, excluding effects from acquisitions:

   Receivables, net.........................................     (932)          265

   Collateral, net..........................................     (286)          170

   Other current assets.....................................       95            58

   Other assets.............................................       18            (4)

   Accounts payable and accrued liabilities.................      924          (209)

   Taxes accrued............................................     (110)         (109)

   Other liabilities........................................        8           (16)
                                                              -------       -------

 Total adjustments..........................................     (210)          357
                                                              -------       -------

 Net cash provided by (used in) operating activities........     (238)          347
                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................     (273)         (512)

Cash paid for acquisitions..................................      (31)          (22)

Issuance of notes receivable................................      (27)         (102)

Repayments on notes receivable..............................       54            40

Proceeds from the sale of assets............................      270             4

Proceeds from the sale of minority owned investments........       --         1,632

Other.......................................................       --           (18)
                                                              -------       -------

 Net cash provided by (used in) investing activities........       (7)        1,022
                                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of short-term debt, net............................       (4)           (4)

Proceeds from issuance of long-term debt....................       35         1,047

Repayment of long-term debt.................................     (190)       (2,323)

Change in debt service reserve fund.........................       39            44

Purchase of TIERS Certificates..............................      (51)           --

Other.......................................................       (2)            7
                                                              -------       -------

 Net cash used in financing activities......................     (173)       (1,229)
                                                              -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS................................................        6            --
                                                              -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (412)          140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    1,706           793
                                                              -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 1,294       $   933
                                                              =======       =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest, net of amounts capitalized..........  $   130       $    93

Cash (refunds received) for income taxes....................  $    (2)      $   (90)

BUSINESS ACQUISITIONS:

Fair value of assets acquired...............................  $    31       $    22

Less cash paid..............................................       31            22
                                                              -------       -------

 Liabilities assumed........................................  $    --       $    --
                                                              =======       =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                      MIRANT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2002

A.  DESCRIPTION OF CHAPTER 11 PROCEEDINGS AND BUSINESS

  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On July 14 and July 15, 2003 ("Petition Date"), Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States (collectively, the "Mirant Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML). Additionally, certain of Mirant Corporation's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Mirant Canada Energy Marketing, Ltd., Mirant Canada Marketing Investments, Inc., and Mirant Canada Energy Trading Partnership are included in the application. Mirant Corporation and its subsidiaries' (collectively, "Mirant" or the "Company") operations in the Philippines and the Caribbean were not included in the Chapter 11 filings.

     The Mirant Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

     In connection with the Chapter 11 filings, the Mirant Debtors secured a commitment, subject to approval of the Bankruptcy Court, final documentation and closing conditions, for $500 million in debtor-in-possession financing. This commitment expires on September 5, 2003. The Company is currently working with the lender to finalize the facility, however, there can be no assurance that Mirant will be able to close this facility by the expiration date. As of August 15, 2003, Mirant had approximately $1.29 billion in total cash, approximately $351 million of which was legally restricted and $125 million of which was held for operating, working capital or other purposes at various subsidiaries.

     Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under the plan of reorganization.

     Under the Bankruptcy Code, Mirant also has the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including the payment of accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor of performing its future obligations under that contract but entitles the other party to the contract to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by the debtor may file proofs of claim against the estate for damages. Due to the uncertain nature of many of the potential claims for damages, Mirant is unable to project the magnitude of these claims at this time.

     On the Petition Date, the Bankruptcy Court granted the Company permission to implement a Counterparty Assurance Program. Historically, Mirant Americas Energy Marketing, one of Mirant's U.S.

                      MIRANT CORPORATION AND SUBSIDIARIES
subsidiaries that has filed a voluntary petition for reorganization under Chapter 11, has engaged in trading and marketing activities including proprietary trading activities for its own account and trading activities to economically hedge Mirant's generation assets, from which Mirant has derived value. Mirant currently contemplates risk management services for the procurement of fuel and energy and the continued generation of revenue from Mirant Americas Energy Marketing's prospective proprietary trading and asset hedging activities as well as the recognition of value from Mirant Americas Energy Marketing's existing trading positions. Mirant Americas Energy Marketing conducts a substantial portion of its business through the use of derivative contracts that may fall within the "safe-harbor" protections set forth in Sections 556 and 560 as well as other sections of the Bankruptcy Code. The safe harbor provisions permit non-debtor parties to, among other things, exercise certain contractual termination rights and remedies notwithstanding the commencement of a Chapter 11 case. Although case law surrounding the scope of the Bankruptcy Code's safe harbor provisions remains unsettled, if a contract qualifies for safe harbor protection, a non-debtor party may be permitted to terminate or liquidate the contract upon a commencement of a bankruptcy proceeding. In addition, in certain circumstances, commencement of a bankruptcy proceeding may cause automatic termination or liquidation of the contract in accordance with the contractual terms. The Counterparty Assurance Program approved by the Bankruptcy Court supports the Company's ability to continue activities designed to maximize the value of its assets without interruption. The Bankruptcy Court order authorized immediate relief to honor any and all obligations under existing and future trading and marketing contracts (i.e., safe harbor contracts) that support Mirant's asset base.

     Pursuant to the general terms of Mirant Americas Energy Marketing's derivative trading contracts, upon early termination, settlement payments are determined by the non-defaulting counterparty using mark-to-market valuation methodologies. Given the inherent uncertainties in mark-to-market valuation, Mirant may not be able to realize the net current value of any existing derivative trading contracts that are terminated early as a result of the Chapter 11 filings or other event of default due to a potential increase in mark-to-market liabilities and a potential decrease in mark-to-market assets upon settlement. A number of counterparties have exercised early termination rights which will result in a loss of value to Mirant. The ultimate impact of these early terminations is not known at this time. In addition, although the terms of most of Mirant Americas Energy Marketing's derivative contracts do not relieve the non-defaulting party of the obligation to pay settlement amounts owing, some of Mirant Americas Energy Marketing's counterparties owing settlement payments may refuse to make such payments absent litigation, further reducing the value of Mirant Americas Energy Marketing's existing trading positions.

     On July 24, 2003, the Bankruptcy Court approved an interim procedure requiring certain holders of claims, preferred securities, and common stock to provide at least ten days advance notice of their intent to buy or sell claims against the Mirant Debtors or shares in Mirant Corporation. The notice procedure is limited to only those transactions with a person or entity owning (or, because of the transaction, resulting in ownership of) an aggregate amount of claims equal to or in excess of $250 million and, with respect to shares, only those persons or entities owning or acquiring 4.75% or more of any class of outstanding shares. In addition, each entity or person that owns at least $250 million of claims or certain preferred securities must, within fifteen days of the entry of the order, provide the Mirant Debtors with notice of ownership information. The Court's order also provides for expedited procedures to impose sanctions for a violation of its order, including monetary damages and the avoidance of any such transactions that violate the order.

     The emergency relief was sought to prevent potential trades of claims of stock that could negatively impact the Mirant Debtors' United States net operating losses carryforward and other tax attributes. The U.S. net operating losses are currently approximately $1 billion and could reach $2.5 billion by the end of 2003. The emergency relief provides immediate assistance in preserving the U.S. net operating losses and other tax attributes until parties in interest can appear and be heard regarding the notice procedure requested by Mirant. Even with the emergency relief that has been granted, Mirant cannot guarantee that it will be able to realize any portion, or all, of the U.S. net operating losses and other tax carryforwards.

                      MIRANT CORPORATION AND SUBSIDIARIES

     At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the Company's business or if and when the Company may emerge from Chapter 11. The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. There can be no assurance that a successful reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The rights and claims of various creditors and security holders will be determined by the plan as well. Under the priority scheme established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before security holders are entitled to any distributions. The ultimate recovery to creditors and security holders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies, and it is possible that the Company's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. If no plan of reorganization is approved, it is possible that Mirant's assets may be liquidated.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's unaudited condensed consolidated financial statements do not reflect adjustments that might be required if the Company is unable to continue as a going concern.

  OVERVIEW

     Mirant (formerly Southern Energy, Inc.) and its subsidiaries is an international energy company, incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern").

     Mirant's revenues are generated through the production of electricity in the United States, the Philippines and the Caribbean. In addition, in North America Mirant trades and markets commodities to optimize the financial performance of its power generation business and to take proprietary commodity trading positions, primarily in regions where it owns generating facilities or other physical assets. In the Philippines, over 80% of the Company's generation output is sold under long-term contracts. The Company's operations in the Caribbean include fully integrated electric utilities, which generate power sold to residential, commercial and industrial customers. As of March 31, 2003, Mirant owned or controlled through lease or operating agreements more than 21,000 MW of electric generating capacity. In North America, the Company also had rights to approximately 2.4 billion cubic feet per day of natural gas production, more than 1.8 billion cubic feet per day of natural gas transportation and approximately 12.7 billion cubic feet of natural gas storage as of March 31, 2003.

     Mirant manages its business through two principal operating segments. The Company's North America segment consists of power generation and commodity trading operations managed as an integrated business. The International segment includes power generation businesses in the Philippines, Curacao and Trinidad, and integrated utilities in the Bahamas and Jamaica.

B.  ACCOUNTING AND REPORTING POLICIES

  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements (unaudited) of Mirant Corporation and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of

                      MIRANT CORPORATION AND SUBSIDIARIES

America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

     The financial statements include the accounts of Mirant and its wholly owned as well as controlled majority owned subsidiaries and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method. Majority or jointly owned affiliates, which Mirant does not control, are also accounted for using the equity method of accounting.

     Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

  ACCOUNTING FOR REORGANIZATION

     The Company has not made any adjustments or reclassifications that may be required in future filings related to the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under SOP 90-7, the Company will report separately pre-petition liabilities that are subject to compromise, pre-petition liabilities that are not subject to compromise, and post-petition liabilities. In addition, the Chapter 11 filings represent a triggering event that will require an evaluation of long-lived assets, goodwill, intangibles and other assets that may be impaired in a post-petition operating environment. Asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code.

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The Company adopted this statement effective January 1, 2003. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. In the three months ended March 31, 2003, Mirant recorded a charge as a cumulative effect of change in accounting principle of approximately $3 million, net of taxes, related to its adoption of SFAS No. 143. Mirant also recorded property, plant and equipment of $6 million and noncurrent asset retirement obligations of $9 million as of January 1, 2003. Mirant's asset retirement obligations are associated primarily with the proper closure or removal of its fuel oil storage tanks, removal of generation facilities and the capping of its ash landfills. The net asset retirement liability as of January 1, 2003 and March 31, 2003, which is reported in other noncurrent liabilities in the Company's condensed consolidated balance

                      MIRANT CORPORATION AND SUBSIDIARIES
sheet, and the changes in the net liability for the three months ended March 31, 2003 were as follows (in millions):

Liability at January 1, 2003................................   $ 9
Liability settled in 2003...................................    --
Accretion expense in 2003...................................     *
                                                               ---
NET LIABILITY AT MARCH 31, 2003.............................   $ 9
                                                               ===

---------------

* Less than $1 million.

     Had Mirant adopted SFAS No. 143 as of January 1, 2002, its noncurrent asset retirement liabilities would have been approximately $7 million, and its income from continuing operations and net income for the three months ended March 31, 2002 would have been lower by less than $1 million.

     In October 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Accordingly, energy-related contracts that are not accounted for pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," such as transportation contracts, storage contracts and tolling agreements, are required to be accounted for as executory contracts using the accrual method of accounting and not at fair value. Energy-related contracts that meet the definition of a derivative pursuant to SFAS No. 133 continue to be carried at fair value. In addition, the Task Force observed that accounting for energy-related inventory at fair value by analogy to the consensus on EITF Issue 98-10 is not appropriate and that inventory is not to be recognized at fair value. As a result of the consensus on EITF Issue 02-03, all non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed on October 25, 2002 and inventories that were recorded at fair value have been adjusted to historical cost resulting in a cumulative effect adjustment of $25 million, net of taxes, that reduced first quarter 2003 earnings.

  NEW ACCOUNTING STANDARDS

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies (1) under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) when a derivative contains a financing component that should be reflected as a financing on the balance sheet and the statement of cash flows and (3) the definition of the term underlying in SFAS No. 133 to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In addition, SFAS No. 149 also incorporates certain Derivative Implementation Group Implementation Issues. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance is applied to hedging relationships on a prospective basis.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance in EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Mirant adopted SFAS No. 146 on January 1, 2003 with no financial statement impact.

                      MIRANT CORPORATION AND SUBSIDIARIES

  REVENUE RECOGNITION

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

  COMMODITY TRADING ACTIVITIES

     Commodity trading activities are accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, energy trading contracts are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value and volatility factors underlying options and contractual commitments, price activity for equivalent or synthetic instruments in markets located in different time zones and counterparty credit quality. The net realized gain or loss and net unrealized gain or loss resulting from the change in the fair value of energy trading contracts are reported as "net trading revenues." Prior to the effective date of EITF Issue 02-03, all energy trading contracts including transportation and storage contracts and inventory held for trading purposes were marked-to-market under the provisions of EITF Issue 98-10.

     Subsequent to the rescission of EITF Issue 98-10 the mark-to-market method is used to account for energy trading contracts entered into after October 25, 2002 that meet the criteria of derivative financial instruments pursuant to SFAS No. 133. These criteria require such contracts to be related to future periods, to contain one or more underlyings and one or more notional amounts, require little or no initial net investment and to have terms that require or permit net settlement of the contract in cash or its equivalent. As such transactions may be settled in cash, the fair value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. The net unrealized gains or losses resulting from the revaluation of such contracts during the period are recognized currently in net trading revenues in the accompanying unaudited condensed consolidated statements of operations. Assets and liabilities associated with energy trading activities are reflected in Mirant's unaudited condensed consolidated balance sheet as price risk management assets and liabilities, classified as short-term (i.e., current) or long-term based on the term, or tenor, of the contracts.

  DERIVATIVE FINANCIAL INSTRUMENTS

     SFAS No. 133 requires that derivative financial instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and the realized gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to cash flow hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected within other current and non-current assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. The assets and liabilities related to derivative instruments that do not qualify for hedge accounting treatment are included in price risk management

                      MIRANT CORPORATION AND SUBSIDIARIES
assets and liabilities. The assets and liabilities related to derivative instruments that are associated with assets and liabilities held for sale are presented net within those captions on our accompanying unaudited condensed consolidated balance sheets. Many of Mirant's power sales and fuel supply agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under SFAS No. 133 and are therefore exempt from fair value accounting treatment. The majority of the Company's commodity derivative financial instruments do not qualify for hedge accounting and therefore changes in such instruments' fair value are recognized currently in earnings.

  STOCK-BASED COMPENSATION

     Mirant accounts for its stock-based employee compensation plans under the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, compensation expense for employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data). See also Note 12 to Mirant's Form 10-K for the year ended December 31, 2002 for further information regarding its stock-based compensation plans and the assumptions used to compute pro forma amounts.

                                                                   MARCH 31,
                                                              -------------------
                                                               2003       2002
                                                              ------   ----------
                                                                       (RESTATED)
Net (loss), as reported.....................................  $  (28)    $  (10)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................      (4)        (5)
                                                              ------     ------
Pro forma net income (loss).................................  $  (32)    $  (15)
                                                              ======     ======
(Loss) per share:
  Basic -- as reported......................................  $(0.07)    $(0.06)
                                                              ======     ======
  Basic -- pro forma........................................  $(0.08)    $(0.04)
                                                              ======     ======
  Diluted -- as reported....................................  $(0.07)    $(0.06)
                                                              ======     ======
  Diluted -- pro forma......................................  $(0.08)    $(0.04)
                                                              ======     ======

C.  RESTATEMENT AND RECLASSIFICATIONS

     The unaudited condensed consolidated financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments.

                      MIRANT CORPORATION AND SUBSIDIARIES

  DISCONTINUED OPERATIONS

     The financial statements for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income (loss) from discontinued operations for the three months ended March 31, 2003 and 2002 includes the following components of the Company that have been disposed of: Mirant Americas Energy Capital, LP ("Mirant Americas Energy Capital"), Mirant Canada Energy Capital, Ltd. ("Mirant Canada Energy Capital"), Mirant Europe B.V., the Neenah generating facility in Wisconsin and the Tanguisson power plant in Guam. Income
(loss) from discontinued operations for the three months ended March 31, 2002 also includes the operations of Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia and the State Line generating facility in Indiana.

     A summary of the operating results for these discontinued operations for the three months ended March 31, 2003 and 2002 follows (in millions):

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                              2003           2002
                                                              ----        ----------
                                                                          (RESTATED)
Operating revenue...........................................  $  4           $ 32
Operating expenses, including other (expense) income, net...   (20)           (34)
                                                              ----           ----
Income (loss) before income taxes...........................   (16)            (2)
Income tax benefit..........................................     1              1
                                                              ----           ----
NET (LOSS)..................................................  $(15)          $ (1)
                                                              ====           ====

     The table below presents the components of the balance sheet accounts classified as current assets and liabilities held for sale as of March 31, 2003 and December 31, 2002 (in millions):

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
CURRENT ASSETS:
Current assets..............................................     $ 2          $ 73
Property, plant and equipment...............................      11           128
Investments.................................................      --             4
Notes receivable............................................      40           228
Other assets................................................       1             5
                                                                 ---          ----
TOTAL CURRENT ASSETS HELD FOR SALE..........................     $54          $438
                                                                 ===          ====
CURRENT LIABILITIES:
Taxes and other payables....................................     $ 1          $ 10
Deferred taxes..............................................      --             3
Debt........................................................       6           106
Other liabilities...........................................       1             6
                                                                 ---          ----
TOTAL CURRENT LIABILITIES RELATED TO ASSETS HELD FOR SALE...     $ 8          $125
                                                                 ===          ====

     Total current liabilities related to assets held for sale are included in other current liabilities in the condensed consolidated balance sheets.

                      MIRANT CORPORATION AND SUBSIDIARIES

  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the changes to the Company's previously issued financial statements required by the adoption of SFAS No. 144, management has identified certain errors which necessitated a restatement of the Company's first quarter 2002 consolidated financial statements. The reclassifications also include the net presentation of revenues and expenses associated with energy trading activities required by EITF Issue 02-03. The following tables and discussion highlight the effects of the restatement adjustments and reclassifications on the previously reported unaudited condensed consolidated statements of operations for the three months ended March 31, 2002 (in millions).

  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                       ------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                       ---------------------------------------
                                       AS PREVIOUSLY   DISCONTINUED   EITF ISSUE   RESTATEMENT      AS
                                         REPORTED       OPERATIONS      02-03      ADJUSTMENTS   RESTATED
                                       -------------   ------------   ----------   -----------   --------
OPERATING REVENUES:
  Generation.........................     $6,800          $(347)       $(5,500)       $(246)      $  707
  Integrated utilities and
     distribution....................        108             --             --           --          108
  Net trading revenue................         --             --            144           --          144
                                          ------          -----        -------        -----       ------
Total operating revenues.............      6,908           (347)        (5,356)        (246)         959
Cost of fuel, electricity and other
  products...........................      6,298           (332)        (5,356)        (238)         372
                                          ------          -----        -------        -----       ------
GROSS MARGIN.........................        610            (15)            --           (8)         587
                                          ------          -----        -------        -----       ------
OPERATING EXPENSES:
Operations and maintenance...........        287            (10)            --            5          282
Depreciation and amortization........         77             (6)            --           (1)          70
Impairment losses and restructuring
  Charges............................        562            (11)            --            4          555
                                          ------          -----        -------        -----       ------
     Total operating expenses........        926            (27)            --            8          907
                                          ------          -----        -------        -----       ------
OPERATING (LOSS).....................       (316)            12             --          (16)        (320)
                                          ------          -----        -------        -----       ------
OTHER (EXPENSE) INCOME, NET:
Interest expense.....................       (119)             3             --           (1)        (117)
Gain on sales of investments, net....        291             --             --          (41)         250
Equity in income of affiliates.......         78             --                           3           81
Other, net...........................         24             --             --           --           24
Interest income......................         17            (10)            --            1            8
                                          ------          -----        -------        -----       ------
     Total other expense, net........        291             (7)            --          (38)         246
                                          ------          -----        -------        -----       ------

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                       ------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO:
                                                       ---------------------------------------
                                       AS PREVIOUSLY   DISCONTINUED   EITF ISSUE   RESTATEMENT      AS
                                         REPORTED       OPERATIONS      02-03      ADJUSTMENTS   RESTATED
                                       -------------   ------------   ----------   -----------   --------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY
  INTEREST...........................        (25)             5             --          (54)         (74)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................        (33)             2             --          (50)         (81)
MINORITY INTEREST....................         16             --                          --           16
                                          ------          -----        -------        -----       ------
(LOSS) FROM CONTINUING OPERATIONS....         (8)             3             --           (4)          (9)
                                          ------          -----        -------        -----       ------
INCOME FROM DISCONTINUED OPERATIONS,
  NET OF TAXES OF $2.................          2             (3)            --           --           (1)
                                          ------          -----        -------        -----       ------
NET (LOSS)...........................     $   (6)         $  --        $    --        $  (4)      $  (10)
                                          ======          =====        =======        =====       ======
EARNINGS (LOSS) PER SHARE:
  Basic:
     From continuing operations......     $(0.02)                                                 $(0.06)
     From discontinued operations....       0.01                                                      --
                                          ------                                                  ------
     Net loss........................     $(0.01)                                                 $(0.06)
                                          ======                                                  ======
  Diluted:
     From continuing operations......     $(0.02)                                                 $(0.06)
     From discontinued operations....       0.01                                                      --
                                          ------                                                  ------
     Net loss........................     $(0.01)                                                 $(0.06)
                                          ======                                                  ======

     Operating revenue for the three months ended March 31, 2002 was adjusted by $246 million primarily as a result of the following restatement adjustments:

     - a decrease due to the reclassification of $230 million to properly eliminate intercompany revenues;

     - an increase of $15 million for certain power purchase agreements previously accounted for as executory contracts that are now reflected at fair value under SFAS No. 133;

     - a decrease of $2 million of mark-to-market gains on energy loans held by Mirant's Energy Capital business, which were previously accounted for at fair value;

     - a decrease of $30 million to record a full requirements contract in Texas at fair value;

     - an increase of $5 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133;

     - a decrease to reclassify liquidation damages by $20 million related to Enron; and

     - an increase of $16 million as a result of mark-to-market adjustments in Mirant's natural gas trading business.

     Cost of fuel, electricity and other products, excluding depreciation, for the three months ended March 31, 2002 was adjusted by $238 million primarily as a result of the reclassification of $230 million of trading expenses to intercompany trading expenses and the liquidation damages of $20 million related to Enron, offset by the reversal of $17 million of power purchase agreement contra-expense amortization

                      MIRANT CORPORATION AND SUBSIDIARIES
during the three months ended March 31, 2002 due to the change in the accounting for these power purchase agreements to fair value accounting.

     Gain on sale of investments, net was adjusted by $41 million, as a result of changes in the calculation of the gain recognized from the Company's sale of its Bewag investment in the first quarter of 2002.

     The provision for income tax for the three months ended March 31, 2002 was adjusted primarily as a result of $22 million due to the reduction of the gain recognized from the sale of the Company's investment in Bewag in the first quarter of 2002 and as a result of the tax effect of the other restatement adjustments described above.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2002
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)..................................................     $    (6)     $   (10)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Equity in income of affiliates............................         (78)         (81)
  Dividends received from equity investments................           6            6
  Depreciation and amortization.............................          86           86
  Amortization of obligations under energy delivery and
     purchase commitments...................................        (129)         (99)
  Impairment losses and restructuring charge................         560          564
  Commodity trading activities, net.........................         (48)        (104)
  Deferred income taxes.....................................          91           42
  Gain on sales of assets...................................        (291)        (250)
  Minority interest.........................................          10           11
  Other, net................................................          13           27
  Changes in operating assets and liabilities
       Receivables, net.....................................         324          265
       Collateral, net......................................           *          170
       Other current assets.................................          80           58
       Other assets.........................................          (5)          (4)
       Accounts payable and accrued liabilities.............        (205)        (209)
       Taxes accrued........................................         (96)        (109)
       Other liabilities....................................           9          (16)
                                                                 -------      -------
          Total adjustments.................................         327          357
                                                                 -------      -------
          Net cash provided by operating activities.........         321          347
                                                                 -------      -------

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2002
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................        (499)        (512)
Cash paid for acquisitions..................................         (22)         (22)
Issuance of notes receivable................................        (102)        (102)
Repayment on notes receivable...............................          40           40
Proceeds from the sale of assets............................       1,636            4
Proceeds from the sale of minority owned investments........          --        1,632
Other.......................................................         (18)         (18)
                                                                 -------      -------
          Net cash provided by investing activities.........       1,035        1,022
                                                                 -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net............................          (4)          (4)
Proceeds from issuance of long-term debt....................       1,082        1,047
Repayment of long-term debt.................................      (2,358)      (2,323)
Change in debt service reserve fund.........................          44           44
Other.......................................................           7            7
                                                                 -------      -------
          Net cash used in financing activities.............      (1,229)      (1,229)
                                                                 -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS.................................          --           --
                                                                 -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........         127          140
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............         860          793
                                                                 -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $   987      $   933
                                                                 =======      =======

---------------

* Classification of certain amounts has changed in the current year.

     Operating cash flows in the three months ended March 31, 2002 increased by $26 million primarily as a result of the restatement of our cash balances at both December 31, 2001 and March 31, 2002, and the reclassification of certain expenditures relating to capital items from operating activities to investing activities.

D.  PRICE RISK MANAGEMENT ASSETS AND LIABILITIES

     As of March 31, 2003, the fair value, net of credit reserves, of Mirant's price risk management portfolio is presented in the table below. Excluding certain long-term power purchase agreements included in price risk management liabilities, the volumetric weighted average maturity, or weighted average tenor, of the North American portfolio at March 31, 2003 was 1.1 years. The net notional amount, or net long

                      MIRANT CORPORATION AND SUBSIDIARIES

(short) position, of the price risk management assets and liabilities at March 31, 2003 was approximately 7 million equivalent MWh.

                                                              PRICE RISK MANAGEMENT
                                                  ----------------------------------------------
                                                  ASSETS AT MARCH 31,   LIABILITIES AT MARCH 31,
                                                         2003                     2003
                                                  -------------------   ------------------------
Electricity.....................................        $1,375                   $2,171
Natural gas.....................................         1,390                    1,125
Crude oil.......................................            28                       23
Other...........................................            40                       19
                                                        ------                   ------
  Total.........................................        $2,833                   $3,338
                                                        ======                   ======

     Power sales agreements and contracts that are used to mitigate exposure to commodity prices but do not meet the definition of a derivative or are excluded from fair value accounting under certain exceptions in SFAS No. 133 are accounted for as executory contracts.

     The tenor of the long-term power purchase agreements excluded from the North American portfolio, as discussed above, at March 31, 2003 is presented below.

                                                                LONG-TERM POWER
                                                              PURCHASE AGREEMENTS
                                                              --------------------
                                                              QUANTITY (MW)   TERM
                                                              -------------   ----
Ohio Edison.................................................       450        2005
Panda.......................................................       230        2021
Montgomery County Resource Recovery Facility................        50        2003

E.  DISPOSITIONS AND ACQUISITIONS

  DISPOSITIONS

     Neenah: In January 2003, Mirant completed the sale of its Neenah generating facility for approximately $109 million resulting in a gain of approximately $4 million.

     Mirant Americas Energy Capital: In March 2003, Mirant completed the sale of the majority of the investments held by Mirant Americas Energy Capital for approximately $160 million. In the first quarter of 2003, the Company recorded additional losses of $26 million, primarily related to warrants and royalty payments receivable, foregone as a result of the investment sales. These charges are reflected as a component of loss from discontinued operations in the accompanying condensed consolidated statement of operations.

     Navotas 1: In March 2003, the energy conversion agreement ("ECA") for Navotas 1 expired, and the plant was transferred to National Power Corporation pursuant to the terms of the ECA.

     The following events occurred subsequent to March 31, 2003:

     Tanguisson: In April 2003, Mirant completed the sale of its Tanguisson power plant in Guam for approximately $16 million, which approximated book value.

     Mirant Americas Energy Capital: In May and August 2003, Mirant completed the sale of the two remaining investments held by Mirant Americas Energy Capital for approximately $41 million and $3 million, respectively, which approximated book value.

     Mirant Canada operations: In May 2003, Mirant announced that it had entered into agreements to sell its Canadian natural gas aggregator services contracts, a significant portion of its natural gas transportation contracts and a portion of its storage contracts. The contracts included in the sale represent

                      MIRANT CORPORATION AND SUBSIDIARIES

380 million cubic feet per day of natural gas transportation assets and approximately 1.3 billion cubic feet of natural gas storage, as well as Mirant's "netback pool." The netback pool represents natural gas marketing contracts that aggregate and market the supply of natural gas from over 500 Canadian natural gas producers associated with the former TransCanada pool business. The sale closed in July 2003.

     Birchwood: In May 2003, Mirant announced that it had entered an agreement to sell all but one half of one percent of its 50% ownership interest in the Birchwood generating plant located near Fredricksburg, Virginia for approximately $71 million resulting in an estimated after-tax gain of approximately $41 million. Due to the uncertainty of when this sale will close, the gain may be adjusted upon close of the sale. The sale, which is subject to bankruptcy court approval, is expected to close during 2003.

     Perryville Tolling Agreement: In May 2003, Mirant entered into an agreement (the "Termination Agreement") to terminate the tolling agreement with Perryville Energy Partners, LLC ("Perryville"), provided the sale of the Perryville Power Station facility to Entergy Services, Inc. ("Entergy") closes. The Termination Agreement, by its terms, automatically expired on August 15, 2003 in the event Perryville and Entergy had not executed a binding purchase and sale agreement for the facility by that date. Perryville and Entergy have not executed a binding purchase and sale agreement. Mirant and Perryville have extended the expiration date to August 27, 2003. Because of the Mirant Chapter 11 filing, Perryville and Entergy may not execute a binding purchase and sale agreement by the August 27, 2003 and further extensions of the expiration date of the Termination Agreement may not occur. If the termination of the tolling agreement occurs pursuant to the terms of the Termination Agreement, Mirant agreed it will pay Perryville approximately $35 million and forgive a $99 million subordinated loan made to Perryville. In the second quarter of 2003, Mirant posted a letter of credit of $35 million with Perryville to secure its obligations under the Termination Agreement. Mirant estimates that it will recognize a pre-tax loss of approximately $131 million related to this transaction. If the Termination Agreement expires, the $35 million letter of credit will be returned to Mirant and Mirant will continue to be obligated to perform under the tolling agreement.

     The financial statements for current and prior years have been reclassified to report the revenues and expenses separately as discontinued operations for the asset sales of Neenah, Mirant Americas Energy Capital and Tanguisson. (See Note C.)

  JOINT VENTURE ACTIVITY

     Toledo and Panay: In June 2003, Mirant Toledo Holdings Corporation ("MTHC"), a wholly owned subsidiary of Mirant (Philippines) Corporation ("MPC"), entered into an agreement with the First Metro Investment Corporation Group ("the FMIC Group") to pursue business opportunities in power generation in the Visayas region of the Philippines. The FMIC Group agreed to acquire the entire equity interest in Panay Power Corporation, a 72 MW power generation company on the island of Panay and a 22.8 MW generation asset of the Sunrise Power Company located in the island of Luzon. The total acquisition cost of these two projects is approximately $64 million in addition to the assumption of the project debt at Panay Power Corporation of $35.8 million. Also, a new project debt of approximately $2.9 million is to be raised for the 22.8 MW generation asset on the island of Panay. The transaction is expected to close during 2003. The FMIC Group has agreed to contribute its equity interest in Panay Power Corporation and the 22.8 MW generation asset to MTHC in exchange for a 50% ownership interest in MTHC. MTHC will become a 50/50 joint venture company between the FMIC Group and MPC after completion of the transaction. The Company's investment in MTHC at March 31, 2003, aggregated $21.7 million. The FMIC Group and MPC have agreed not to transfer all or any of their shares in MTHC for a period of three years.

                      MIRANT CORPORATION AND SUBSIDIARIES

  ACQUISITION

     Pagbilao: In March 2003, Mirant Asia-Pacific Limited's subsidiary paid approximately $30 million to acquire a 4.26% ownership interest in the Pagbilao project. Subsequent to March 31, 2003, Mirant Asia-Pacific Limited's subsidiary paid approximately $30 million to acquire a further 4.26% ownership interest in the Pagbilao project. The remaining minority interest of the Pagbilao project subject to the put agreement is 4.26%.

F. GOODWILL

     Following is a summary of the changes in goodwill for the three months ended March 31, 2003 (in millions):

                                                     NORTH AMERICA   INTERNATIONAL   TOTAL
                                                     -------------   -------------   ------
Goodwill, December 31, 2002........................     $2,074           $609        $2,683
Purchase accounting and tax adjustments............         (7)            --            (7)
                                                        ------           ----        ------
Goodwill, March 31, 2003...........................     $2,067           $609        $2,676
                                                        ======           ====        ======

     Upon the adoption of SFAS No. 141, Mirant reclassified its intangible assets relating to trading rights resulting from business combinations, to goodwill effective January 1, 2002. The reclassification increased goodwill by $149 million, net of accumulated amortization of $13 million and decreased intangible assets by a corresponding amount. During the three months ended March 31, 2003, no event or circumstance indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not perform a reassessment of the carrying value of its goodwill during the three months ended March 31, 2003. During the three months ended March 31, 2003, Mirant finalized its purchase accounting adjustments for West Georgia and TransCanada, resulting in reclassifications among deferred taxes, prepaid assets and goodwill.

  OTHER INTANGIBLE ASSETS

     Following is a summary of intangible assets as of March 31, 2003 and December 31, 2002 (in millions):

                                                    MARCH 31, 2003                 DECEMBER 31, 2002
                                             -----------------------------   -----------------------------
                         WEIGHTED AVERAGE    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                        AMORTIZATION LIVES       AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                        ------------------   --------------   ------------   --------------   ------------
Trading rights........       30 years             $207            $(30)           $207            $(29)
Development rights....       35 years              217             (19)            217             (18)
Emissions
  allowances..........       32 years              131              (9)            131              (8)
Other intangibles.....       14 years               51             (13)             47             (12)
                                                  ----            ----            ----            ----
  Total other
     intangible
     assets...........                            $606            $(71)           $602            $(67)
                                                  ====            ====            ====            ====

     Substantially all of Mirant's other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging up to 40 years. Amortization expense for each of the three months ended March 31, 2003 and 2002 was approximately $4 million. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $19 million for each of the following five years.

     The trading rights represent intangible assets recognized in connection with asset purchases that represent the Company's ability to generate additional cash flows by incorporating Mirant's trading activities with the acquired generating facilities. Development rights represent the right to expand capacity at certain acquired generating facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the

                      MIRANT CORPORATION AND SUBSIDIARIES
opportunity to expand or repower certain generation facilities. This ability to repower or expand is expected to be at significant cost savings compared to greenfield construction.

G.  RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

     Mirant adopted a plan in March 2002 to restructure its operations by exiting certain activities (including its European trading and marketing business), canceling and suspending planned power plant developments, closing business development offices, and severing employees in an effort to better position the Company to operate in the current business environment. During the three months ended March 31, 2003, Mirant recorded additional restructuring charges of $7 million. Additional impairment losses of approximately $5 million for the three months ended March 31, 2003 were incurred as a result of Mirant's restructuring efforts to reduce costs and sell non-strategic assets. Components of the restructuring charges for the three months ending March 31, 2003 and 2002 are as follows (in millions):

                                                              2003      2002
                                                              ----   ----------
                                                                     (RESTATED)
Impairment losses...........................................  $ 5       $285
Restructuring charges:
Costs to cancel equipment orders and service agreements per
  contract terms............................................    2        246
Severance of employees and other employee
  termination-related charges...............................    5         24
                                                              ---       ----
  Total restructuring charges...............................    7        270
                                                              ---       ----
  Total impairment losses and restructuring charges.........  $12       $555
                                                              ===       ====

     During the three months ended March 31, 2003, Mirant terminated approximately 77 employees as part of its restructuring. For the three months ended March 31, 2003, Mirant paid $4 million related to restructuring charges recorded in that period. As of March 31, 2003, Mirant had approximately $3 million accrued for restructuring, as follows (in millions):

                                                       ADJUSTMENTS
                                                      (STATEMENT OF
                                     BALANCE AT     OPERATIONS IMPACT)                                                 BALANCE AT
                                     JANUARY 1,   ----------------------     CASH        OTHER                         MARCH 31,
                                        2003       EXPENSE     REVERSAL    PAYMENTS   ADJUSTMENTS   RECLASSIFICATION      2003
                                     ----------   ---------   ----------   --------   -----------   ----------------   ----------
Costs to sever employees and other
  employee-termination related
  costs............................    $  (9)       $  5         $  4        $ 4         $ --             $ --            $ (3)
                                       =====        ====         ====        ===         ====             ====            ====

                                                       ADJUSTMENTS
                                                      (STATEMENT OF
                                     BALANCE AT     OPERATIONS IMPACT)                                                 BALANCE AT
                                     JANUARY 1,   ----------------------     CASH        OTHER                         MARCH 31,
                                        2002       EXPENSE     REVERSAL    PAYMENTS   ADJUSTMENTS   RECLASSIFICATION      2002
                                     ----------   ---------   ----------   --------   -----------   ----------------   ----------
                                                                                                                       (RESTATED)
Costs to cancel equipment and
  projects.........................    $  --        $246         $ --        $ --        $ --             $ --           $(246)
Costs to sever employees and other
  employee-termination related
  costs............................       --          24           --          --          --               --             (24)
                                       -----        ----         ----        ----        ----             ----           -----
        Total......................    $  --        $270         $ --          --        $ --             $ --           $(270)
                                       =====        ====         ====        ====        ====             ====           =====

H.  DEBT

     The following developments have occurred in the Company's debt structure since December 31, 2002.

  MIRANT CORPORATION AND MIRANT AMERICAS GENERATION, LLC

     Due to the proceedings under Chapter 11, Mirant Corporation and Mirant Americas Generation are in default under approximately $3.9 billion and $2.8 billion of currently outstanding debt, respectively.

                      MIRANT CORPORATION AND SUBSIDIARIES

Mirant Corporation is also in default on obligations to cash collateralize outstanding letters of credit of $991 million. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and Mirant Americas Generation, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan of reorganization. Therefore, the amounts of outstanding debt shown above may not reflect actual cash outlays in the future period.

  WEST GEORGIA GENERATING COMPANY, LLC -- CREDIT FACILITY

     Due the proceedings under Chapter 11, West Georgia Generating Company, LLC is in default under its $140 million secured credit facility. As noted earlier, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and its subsidiaries that filed for protection under Chapter 11, including West Georgia Generating Company, LLC, including any action to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate.

  MIRANT AMERICAS DEVELOPMENT CAPITAL, LLC -- DOMESTIC TURBINE LEASE FACILITY

     On May 29, 2003, the commitment to fund the "true-funding" tranche of $500 million was reduced to $231 million. The amount outstanding under the Series A1 Notes, the Series B1 Notes and the Series C1 certificates was $214 million at July 31, 2003, of which approximately $192 million was recourse to Mirant Corporation pursuant to its guarantee of certain obligations of Mirant Americas Development Capital. As noted above, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and its subsidiaries that filed for protection under Chapter 11, including Mirant Americas Development Capital, including any action to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate.

  MIRANT ASSET DEVELOPMENT AND PROCUREMENT B.V. -- EUROPE POWER ISLAND LEASE

     In February 2003, Mirant Asset Development and Procurement B.V. repaid and terminated its Power Island Acquisition Facility.

  MIRANT AMERICAS ENERGY CAPITAL -- THREE YEAR CREDIT FACILITY

     In March 2003, Mirant Americas Energy Capital terminated and repaid the outstanding $50 million under its credit facility.

  MIRANT CURACAO INVESTMENTS II -- CREDIT FACILITY

     In October 2002, Mirant Curacao entered into a $20 million five-year partial amortizing credit facility with RBTT Merchant Bank Limited, Trinidad. The loan is guaranteed by Mirant Corporation and secured by the shares of the issuer and the assets of Mirant Curacao Investments. Although Mirant Curacao is not subject to the Chapter 11 proceedings, the filing by Mirant
Corporation -- the guarantor under the credit facility -- triggered a default under the credit facility. Subsequent to the Chapter 11 filing, Mirant Curacao was able to secure a waiver of the default and a release of the Mirant Corporation guarantee.

  JAMAICA PUBLIC SERVICE COMPANY -- CREDIT FACILITIES

     In March 2003, Jamaica Public Service Company ("JPSCO"), in which Mirant has an 80% ownership interest, entered into a $30 million 7 year amortizing credit facility with RBTT Merchant Bank Limited, Trinidad. In May 2003, JPSCO entered into a $45 million 11.5 year amortizing credit facility

                      MIRANT CORPORATION AND SUBSIDIARIES
with International Finance Corporation. Principal payments for this facility begin in 2007. The $30 million 7 year amortizing credit facility refinanced an existing short-term loan that was used to finance the Bogue construction facility. The $45 million 11.5 million amortizing credit facility was used to finance the Bogue construction project. Both loans are non-recourse to Mirant.

I.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes: unrealized gains and losses on certain derivatives that qualify as cash flow hedges, hedges of net investments, and available for sale securities; the translation effects of foreign net investments; adjustments for additional minimum pension liabilities; and the Company's proportionate share of other comprehensive income or loss of affiliates. The following table sets forth the comprehensive income (loss) for the three months ended March 31, 2003 and 2002 (in millions):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2003       2002
                                                              -----   ----------
                                                                      (RESTATED)
Net (loss)..................................................  $ (28)     $(10)
Other comprehensive (loss) income...........................    (12)       17
                                                              -----      ----
Comprehensive (loss) income.................................  $ (40)     $  7
                                                              =====      ====

     Components of accumulated other comprehensive loss consisted of the following (in millions):

BALANCE, DECEMBER 31, 2002..................................   $(102)
Other comprehensive income (loss) for the period:
  Net change in fair value of derivative hedging
     instruments, net of tax effect of less than $1
     million................................................      (1)
  Reclassification of derivative net gains to earnings, net
     of tax effect of $(1)..................................       6
  Cumulative translation adjustment.........................     (14)
  Unrealized gains on TIERS investments.....................       1
  Other.....................................................      (4)
                                                               -----
Other comprehensive (loss)..................................     (12)
                                                               -----
BALANCE, MARCH 31, 2003.....................................   $(114)
                                                               =====

     The $114 million balance of accumulated other comprehensive loss as of March 31, 2003 includes the impact of a $11 million loss related to interest rate hedges, a $53 million loss related to deferred interest rate swap hedging losses, $37 million of foreign currency translation losses, $7 million representing Mirant's share of accumulated other comprehensive losses of unconsolidated affiliates, $2 million of minimum pension liability and $4 million of other losses, offset by $1 million of gains related to its "available for sale" securities described below.

     During the three months ending March 31, 2003, Mirant purchased $51 million of TIERS Fixed Rate Certificates that are secured by other underlying Mirant bond instruments. Mirant may sell TIERS Certificates or extinguish the underlying Mirant debt. Mirant treats the TIERS Certificates as "available for sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Consequently, Mirant marks the TIERS Certificates to market and records gains or losses in OCI. For balance sheet presentation purposes, the Company's investment in TIERS certificates is netted against its long-term debt in the condensed consolidated balance sheets.

                      MIRANT CORPORATION AND SUBSIDIARIES

     Mirant expects that as a result of the Chapter 11 filings, interest payments will cease and the remaining interest rate hedging losses included in OCI will be reclassified from OCI into earnings in the third quarter of 2003.

J.  LITIGATION AND OTHER CONTINGENCIES

     The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses. Pursuant to SFAS No. 5, "Accounting for Contingencies," management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses resulting from these legal proceedings could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  EFFECT OF CHAPTER 11 FILINGS

     As discussed above under Note A -- Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of the Company's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization. The Company's businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

     As a debtor-in-possession, Mirant is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the Company's business or outstanding legal proceedings.

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

                      MIRANT CORPORATION AND SUBSIDIARIES

     In addition, the Company is subject to the proceedings described below in California Receivables, FERC Show Cause Proceedings Relating to Trading Practices, FERC Investigation Related to Bidding, and DWR Power Purchases, relating to its operations in California and the western power markets. The Company has reserved approximately $295 million for losses related to the Company's operations in California and the western power markets during 2000 and 2001. Resolution of these matters is subject to resolution of the ongoing litigation for the matters pending in courts and for those matters pending at the FERC to the issuance of final decisions by the FERC.

     In an order issued July 25, 2001, the FERC initiated a proceeding to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. Certain parties to the proceeding have filed a request for rehearing by the FERC.

     On May 19, 2003, the United States District Court for the Southern District of California denied motions filed by the plaintiffs seeking to have the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo's Day and Night Pharmacy, J&M Karsant, and Bronco Don Holdings suits filed between April 23, 2002 and May 24, 2002 remanded to the California state courts in which they were originally filed and from which they had been removed by the defendants. The Mirant entities and the other defendants have filed motions to dismiss in those cases.

     On July 8, 2003, the Superior Court for the County of Los Angeles dismissed the Bustamante v. The McGraw-Hill Companies, Inc., et al. suit that had been filed November 20, 2002, finding that the plaintiffs had failed to allege facts sufficient to warrant relief. The court did grant the plaintiffs leave to file an amended complaint. On August 13, 2003, the plaintiff filed an amended complaint asserting claims under California's Unfair Competition Act and state antitrust statute against gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including the Company and various of its subsidiaries. The amended complaint alleges that the defendants engaged in a scheme to report false gas prices and volumes to companies that published index prices for natural gas in order to manipulate the price indices to benefit themselves. This conduct, the plaintiff asserts, violated California Penal Code section 395 and caused the prices paid by Californians for natural gas to be artificially inflated. The suit is brought as a representative action on behalf of all similarly situated persons, the general public and all taxpayers. The suit seeks, among other things, disgorgement of profits, restitution, treble damages and injunctive relief.

     On May 5, 2003, the United States District Court for the District of Oregon granted a motion filed by the plaintiff seeking to dismiss the Lodewick suit without prejudice. On June 2, 2003, the United States District Court for the Western District of Washington granted a motion filed by the plaintiff seeking to dismiss without prejudice the Symonds suit.

     On April 28, 2003, a purported class action suit, Egger et al. v. Dynegy, Inc. et al., was filed in the Superior Court for the County of San Diego, California, against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant and various of its subsidiaries, on behalf of all persons who purchased electricity in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana from January 1, 1999. The plaintiffs allege that defendants engaged in unlawful, unfair, and deceptive practices in the California and western wholesale electricity markets. The plaintiffs contend that the defendants conspired among themselves and with subsidiaries of Enron Corporation to withhold electricity from the California Power Exchange Corporation ("PX") and the California Independent System Operator ("CAISO") markets and to manipulate the price of electricity sold at wholesale in the California and western markets. The plaintiffs assert that the defendants' alleged wrongful conduct has caused damages in excess of one billion dollars and seek treble damages, injunctive relief, restitution, and an accounting of the wholesale energy transactions entered into

                      MIRANT CORPORATION AND SUBSIDIARIES
by the defendants from 1998. The defendants have removed the suit to the United States District Court for the Southern District of California.

     On June 30, 2003, the Montana Attorney General and Flathead Electric Cooperative, Inc. filed a suit in the First Judicial District of Montana, County of Lewis and Clark, against various owners of generating facilities and marketers of electricity and natural gas in western states, including Mirant, alleging that the defendants had engaged in unlawful and unfair business practices in 2000 and 2001 involving the sale of wholesale electricity and natural gas and had manipulated the markets for wholesale electricity and natural gas. The plaintiffs allege, among other things, that the defendants fixed prices and restricted supply into the markets operated by the PX and CAISO, gamed the power market, provided false information to trade publications to inflate natural gas price indices published by such publications, and engaged in other manipulative practices, including withholding generation, selling generation at inflated prices, submitting false load schedules in order to increase electricity scarcity, creating fictitious congestion and counterflows, and double-selling the same generation to the CAISO. The plaintiffs contend the defendants conspired with each other and acted in concert with each other in engaging in the conduct alleged. The plaintiffs assert claims for violation of Montana's Unfair Trade Practices and Consumer Protection Act and fraud. They seek treble damages, injunctive relief, and attorneys' fees. This suit has been removed to the United States District Court for the District of Montana on July 23, 2003, and the plaintiffs have filed a motion seeking to have the cases remanded to the Montana state court.

     California Receivables: In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the PX and the CAISO for certain power purchases, including purchases from Mirant. Both the PX and PG&E filed for bankruptcy protection in 2001. As of March 31, 2003, the Company has outstanding receivables for power sales made in California totaling $369 million. The Company does not expect any payments to be received for these sales until the FERC issues final rulings in the proceeding it initiated in July 2001 to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001.

     FERC Show Cause Proceeding Relating to Trading Practices: On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant entities, that a FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") and portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identifies certain specific trading practices that the FERC indicates could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order requires the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant entities, will then have to demonstrate why those transactions were not violations of the PX and CAISO tariffs. The FERC also stated that the parties could try to settle these issues with the FERC Trial Staff. If the FERC finds that the Mirant entities engaged in transactions that violated the PX or CAISO tariffs between January 1, 2000 through June 20, 2001 or the issue is resolved pursuant to settlement, the FERC could require the disgorgement of profits made on those transactions and could impose other non-monetary penalties.

     FERC Investigation Relating to Bidding: The FERC on June 25, 2003 issued an order (the "Bidding Order") initiating an investigation by its staff into bidding practices in the PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than fifty parties, including Mirant entities. These entities were previously identified in the report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the PX and CAISO at prices unrelated to costs. The Bidding Order requires those entities, including the Mirant entities, to demonstrate why bids in the PX and CAISO markets from May 1, 2000 through October 1, 2000 that were in excess of $250 per MWh did not constitute a violation of the CAISO and PX tariffs. If the FERC finds that the Mirant entities engaged in bidding practices that

                      MIRANT CORPORATION AND SUBSIDIARIES
violated the PX or CAISO tariffs between May 1, 2000 through October 1, 2000, the FERC could require the disgorgement of profits made as a result of those bids and could impose other non-monetary penalties. While the Company believes its bidding practices were legitimate and that it did not violate the appropriate tariffs, the standards by which the FERC will ultimately judge the Company's bidding practices are unclear. Depending on the standards applied by the FERC and if Mirant entities are found by the FERC to have violated the PX or CAISO tariffs, the amount of any disgorgement of profits required or other remedy imposed by the FERC could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     DWR Power Purchases: On May 22, 2001, Mirant entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against Mirant and other sellers of energy under long-term agreements with the DWR, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. The complaints alleged that the prices the DWR was forced to pay pursuant to these long-term contracts were unreasonable due to dysfunctions in the California market and the alleged market power of the sellers. On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant alleging that the terms of the 19-month agreement Mirant entered into with the DWR in May 2001 to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002 were unjust and unreasonable. The CPUC and the EOB have filed a motion seeking reconsideration by the FERC of this decision and have stated that, if reconsideration is denied, they will appeal the FERC's decision to the United States Court of Appeals.

  MIRANT AMERICAS GENERATION BONDHOLDER SUIT

     On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Inc., Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that the restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and Mirant Americas Generation managers. In addition, plaintiffs challenge certain dividends and distributions allegedly made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars.

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

     In November 2002, the plaintiffs files an amended complaint that added as defendants Southern Company, the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under Securities Act of 1933 alleging that the registration statement and prospectus for the initial public offering of Mirant's stock misrepresented and omitted material facts.

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

     On July 14, 2003, the United States District Court for the Northern District of Georgia issued an order ruling upon the motions to dismiss for failure to state a claim filed by Mirant and the other defendants in the consolidated securities class action suits initiated in May 2002. The court dismissed the claims asserted by the plaintiffs based on the Company's California business activities but allowed the case to proceed on the plaintiffs' other claims. The plaintiffs have indicated that they intend to file an amended complaint to include additional allegations and claims as a result of Mirant's restatement of its financial statements for 2001 and 2000, some of which could be related to the Company's issuance of common stock in its initial public offering.

  MIRANT AMERICAS GENERATION SECURITIES CLASS ACTION

     On June 25, 2003, Mirant received notice that on June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation's recent restatement of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys' fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia.

  ERISA LITIGATION

     On April 17, 2003, a purported class action lawsuit alleging violations of ERISA was filed in the United States District Court for the Northern District of Georgia entitled James Brown v. Mirant Corporation, et al., (the "ERISA Litigation"). The ERISA Litigation names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The plaintiff, who seeks to represent a putative class of participants and beneficiaries of Mirant's 401(k) plans (the "Plans"), alleges that defendants breached their duties under ERISA by, among other things, (1) concealing information from the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested prudently; (3) failing to monitor the Plans' fiduciaries; and (4) failing to engage independent fiduciaries to make judgments about the Plans' investments. The plaintiff seeks unspecified damages, injunctive relief, attorneys' fees and costs. The factual allegations underlying this lawsuit are substantially similar to those described above in California and Western Power Markets, and Shareholder Litigation.

     On June 3, 2003, a second purported class action lawsuit alleging violations of ERISA was filed in the United States District Court for the Northern District of Georgia entitled Greg Waller, Sr. v. Mirant Corporation, et al. The Waller suit names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The Waller suit is substantially similar to the previously filed Brown suit with respect to the claims asserted, the factual allegations made, and the relief sought.

                      MIRANT CORPORATION AND SUBSIDIARIES

  UNITED STATES GOVERNMENT INQUIRIES

     In August 2002, Mirant received a notice from the Division of Enforcement of the Securities and Exchange Commission ("SEC") that it was conducting an investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues (including the issues announced on July 30, 2002 and August 14, 2002), energy trading matters (including round trip trades), Mirant's accounting for transactions involving special purpose entities, and information related to shareholder litigation. In late June 2003, the Division of Enforcement advised Mirant that its investigation of Mirant had become a formal investigation in February 2003. Mirant intends to continue to cooperate fully with the Securities and Exchange Commission.

     In addition, the Company has been contacted by the United States Department of Justice regarding the Company's disclosure of accounting issues, energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and the Company intends to continue to cooperate fully.

     In August 2002, the Commodity Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas in the period from January 1, 1999 through the date of the subpoena. Among the documents requested were any documents previously produced to the FERC, the SEC, the Department of Justice, any state's Attorney General, and any federal or state grand jury. The Company has continued to receive additional requests for information from the CFTC, and it intends to continue to cooperate fully with the CFTC. In a submission to the United States District Court for the Southern District of Texas on July 16, 2003 in a proceeding not involving the Company, the CFTC identified Mirant as one of nineteen parties being investigated for potential inaccurate gas price reporting in violation of the Commodity Exchange Act. The filing made by the CFTC indicated that it had uncovered evidence showing that eighteen of the nineteen companies may have inaccurately reported gas prices to the trade publications. Mirant understands that it is one of those eighteen companies. During reviews in connection with the CFTC investigation, Mirant has become aware that some of its employees reported information to energy industry publications that may have been inaccurate. Mirant, however, is not aware that any of its employees participated in manipulation or attempted manipulation of energy price indices. Because this investigation is ongoing and the data is voluminous, Mirant cannot predict what the outcome will be.

  PANDA-BRANDYWINE POWER PURCHASE AGREEMENT

     In connection with Mirant's acquisition of the Mirant Mid-Atlantic assets from Potomac Electric Power Company ("PEPCO") in 2000, PEPCO granted Mirant certain rights to purchase from PEPCO all power it received under a long term power purchase agreement (the "Panda PPA") between it and Panda-Brandywine L.P. ("Panda") that expires in 2021. Mirant and PEPCO entered into a contractual arrangement (the "Back-to-Back Agreement") with respect to the Panda PPA under which (1) PEPCO agreed to resell to Mirant all "capacity, energy, ancillary services and other benefits" to which it is entitled from Panda under the Panda PPA; (2) Mirant agreed to pay PEPCO each month all amounts due from

                      MIRANT CORPORATION AND SUBSIDIARIES

PEPCO to Panda for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits; and (3) PEPCO irrevocably and unconditionally appointed Mirant to deal directly with Panda with respect to all matters arising under the Panda PPA. Mirant also entered into an agreement with PEPCO that provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by March 19, 2005 a binding court order has been entered finding that the Back-to-Back Agreement violates the Panda PPA as a prohibited assignment, transfer or delegation of the Panda PPA or because it effects a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that is not severable from the rest of the Back-to-Back Agreement. If a court order is entered that triggers the purchase price adjustment, the amount of the adjustment is to be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda's prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland's highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda's refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. If the June 10, 2003 decision by the Maryland Court of Appeals or a subsequent decision addressing the Back-to-Back Agreement is determined to have triggered the adjustment to the purchase price paid by Mirant to PEPCO, such adjustment would not be expected to have a material adverse effect on the Company's financial position or results of operations.

  EDISON MISSION ENERGY LITIGATION

     In March 2002, two subsidiaries of Edison International (collectively "EME") filed suit alleging Mirant breached its agreement to purchase EME's 50% interest in EcoElectrica Holdings Ltd., the owner of a 540 MW cogeneration facility in Puerto Rico. On April 29, 2003, EME amended its complaint to assert additional claims for fraudulent misrepresentation and concealment, conspiracy to defraud, and negligent misrepresentation. EME seeks compensatory damages in excess of $50 million, punitive and exemplary damages of an unspecified amount, interest and attorneys' fees. The Company believes it did not breach its agreement with EME. At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron Corporation to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed.

  ENVIRONMENTAL LIABILITIES

     In 2000, the State of New York issued a notice of violation to the previous owner of Mirant New York's Lovett facility concerning the air permitting and air emission control implications under the Environmental Protection Agency's new source review regulations promulgated under the Clean Air Act ("NSR") of the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that releases Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the state to Orange and Rockland Utilities and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. The consent decree is subject to review and final approval by the court. Under the decree, Mirant New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide emissions, alkaline in-duct injection technology to reduce sulfur

                      MIRANT CORPORATION AND SUBSIDIARIES
dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could approach $100 million over the approximately five year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls. Mirant New York also agreed, beginning 2009, to retire annually 1,954 tons of sulfur dioxide emission allowances allocated to the Lovett facility under the Clean Air Act Acid Rain Program, which allowances will no longer be needed by Mirant New York for compliance as a result of the sulfur dioxide emission reductions caused by the other actions required by the consent decree. Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. The Company intends to seek bankruptcy court approval of the terms of the consent decree prior to its becoming effective.

  ENRON CANADA CLAIM

     In June 2000, Mirant provided a guarantee of the obligations of Mirant Americas Energy Marketing Canada, Ltd. ("Mirant Canada") to Enron Canada Corp. up to a maximum amount of $30 million (Canadian). In May 2002, Enron Canada filed a claim against Mirant Canada in the Court of Queen's Bench of Alberta seeking $45 million (Canadian) related to Mirant Canada's termination of transactions for the purchase and sale of natural gas with Enron Canada in December 2001. Mirant Canada has denied liability to Enron Canada. By letter dated March 31, 2003, Enron Canada has demanded payment from Mirant under its guarantee. Because Mirant Canada has denied liability to Enron Canada, Mirant has not honored Enron Canada's demand.

  TEXAS COMMERCIAL ENERGY SUIT

     On July 7, 2003, Texas Commercial Energy announced that it had filed a lawsuit in the United States District Court for the Southern District of Texas against various parties that own generation or sell electricity at wholesale in the Electric Reliability Council of Texas ("ERCOT"), including Mirant and various of its subsidiaries. The suit, which is entitled Texas Commercial Energy
v. TXU Energy, Inc. et al., alleges that the defendants acting individually and in concert with each other engaged in anti-competitive activities in the ERCOT market in order to fraudulently inflate the price at which they could sell electricity at wholesale and to drive the plaintiff out of the Texas retail market. The wrongful conduct alleged includes such activities as economic withholding of generation, physical withholding of generation and manipulative bidding. The complaint asserts claims for, among other things, violation of federal and Texas antitrust laws, fraud, price fixing, and negligent misrepresentation. The plaintiff alleges it suffered damages in excess of $500 million and seeks treble damages and attorneys' fees. On August 6, 2003, the plaintiff filed an amended complaint that continued to allege wrongful conduct by Mirant Corporation and certain of its subsidiaries but did not name them as defendants in the action.

  OTHER LEGAL MATTERS

     In addition to the legal matters discussed above, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                      MIRANT CORPORATION AND SUBSIDIARIES

K.  COMMITMENTS AND CONTINGENCIES

  CONTRACTUAL OBLIGATIONS

  Turbine Purchases, Long-Term Service Agreements and Other Construction-Related Commitments

     Mirant has entered into commitments to purchase turbine equipment, both directly from the vendor and through two equipment procurement facilities. The remaining aggregate commitments relating to turbine purchase commitments at March 31, 2003 was $12 million. The cost to terminate the four domestic lease turbines at March 31, 2003 was $68 million.

     As of March 31, 2003, the total estimated commitments for long-term service agreements associated with turbines installed or in storage were approximately $729 million. These commitments are payable over the term of the respective agreements, which range from ten to twenty years. Some of these agreements have terms that allow for cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $582 million. Estimates for future commitments for the long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

     As a result of the turbine cancellations during the first quarter of 2003, the long-term service agreements associated with the canceled turbines have been or will be canceled. Generally, if the associated turbine is cancelled prior to delivery, then these agreements may be terminated at little or no cost.

     The Company has other construction-related commitments related to developments at its various generation facility sites. At March 31, 2003, these construction-related commitments totaled approximately $317 million. Although the Company intends to complete these construction-related activities, generally these commitments may be terminated by the Company. At March 31, 2003, the estimated cost to terminate these commitments was approximately $46 million.

  Operating Leases

     In connection with the purchase of the PEPCO assets, Mirant Mid-Atlantic leased the Morgantown and the Dickerson base load units and associated property for terms of 33.75 and 28.5 years, respectively. As of March 31, 2003, the total notional minimum lease payments for the remaining life of the leases was approximately $2.7 billion. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million for each of the three months ended March 31, 2003 and 2002.

     Although Mirant Mid-Atlantic has historically accounted for these leases as operating leases, due to the Chapter 11 filings, the appropriate characterization of Mirant Mid-Atlantic's obligations thereunder is subject to a determination by the Bankruptcy Court. The Company cannot currently determine the effect of a recharacterization of these obligations by the Bankruptcy Court.

     Mirant has commitments under other operating leases with various terms and expiration dates. Minimum lease payments under non-cancelable operating leases approximate $436 million as of March 31, 2003. Expenses associated with these commitments totaled approximately $10 million and $7 million during the three months ended March 31, 2003 and 2002, respectively.

  Fuel Commitments

     Mirant had a contract with BP whereby BP was obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas was generally equal to the monthly spot rate then prevailing at each delivery point. Because this contract was based on the monthly spot price at the time of delivery, Mirant had the ability to sell the gas at the same spot price, thereby

                      MIRANT CORPORATION AND SUBSIDIARIES
offsetting the full amount of its commitment related to this contract. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices was $3.9 billion as of March 31, 2003. Effective July 1, 2003, this contact was terminated. Related to the termination, Mirant paid $2 million to BP.

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that as of March 31, 2003, total estimated minimum commitments under this agreement were $484 million.

     In addition to the coal commitment described above, Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements, which are in effect through 2012, totaling $409 million at March 31, 2003. Approximately $291 million of these commitments relates to an arrangement between Mirant Americas Energy Marketing and the synthetic fuel supplier whereby the synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal required to be purchased under the contracts with the coal supplier.

  Minority Shareholder Put Option

     In March 2003, Mirant Asia-Pacific Limited's subsidiary paid approximately $30 million to acquire a 4.26% ownership interest in the Pagbilao project. Subsequent to March 31, 2003, Mirant Asia-Pacific Limited's subsidiary paid approximately $30 million to acquire a further 4.26% ownership interest in the Pagbilao project. The remaining minority interest of the Pagbilao project subject to the put agreement is 4.26%.

  Labor Union Agreements

     In June 2003, Mirant and International Brotherhood of Electrical Workers Union 503 in New York entered into a new labor agreement that is effective from June 1, 2003 until June 1, 2008.

     In August 2003, Mirant unilaterally implemented the "Terms and Conditions of Employment" that reflect a final proposed labor agreement with power plant employees represented by Local Union 1900, I.B.E.W. at its Mirant Mid-Atlantic plants in Washington D.C., Maryland, and Virginia. There is a risk that there will be a strike or some other form of adverse collective action by the union. If a strike does occur, there is a risk that such action could disrupt the ability of these plants to produce energy.

L. POWER PURCHASE AGREEMENTS AND OBLIGATIONS UNDER ENERGY DELIVERY AND PURCHASE COMMITMENTS

     Under the asset purchase and sale agreement for the PEPCO generating assets, Mirant assumed and recorded net obligations of approximately $2.4 billion representing the estimated fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements ("PPAs"), which consist of five PPAs and two transition power agreements ("TPAs"). The estimated fair value of the contracts was derived using forward prices obtained from brokers and other external sources in the market place including brokers and trading platforms/exchanges such as NYMEX and estimated load information.

                      MIRANT CORPORATION AND SUBSIDIARIES

     The PPAs, which are with parties unrelated to PEPCO, are for a total capacity of 735 MW and expire over periods through 2021. Upon adoption of SFAS No. 133 on January 1, 2001, each PPA contract was evaluated to determine whether it met the definition of a derivative contract under the standard. PPAs determined to be derivative instruments are recorded on the balance sheet at fair value, with changes in fair value recorded currently in earnings. The Company recognized $90 million and $15 million of unrealized gains during the three months ended March 31, 2003 and 2002, respectively, in connection with the PPAs. At March 31, 2003, the estimated commitments under the PPA agreements were $1.4 billion based on the total remaining MW commitment at contractual prices. As of March 31, 2003, the fair value of the PPAs recorded in price risk management liabilities in the unaudited condensed consolidated balance sheet totaled $799 million, of which $102 million is classified as current.

     The TPAs state that Mirant will sell a quantity of MWhs over the life of the contracts based on PEPCO's load requirements. The TPA related to load in Maryland expires in June 2004, while the TPA related to load in the District of Columbia expires in January 2005. The proportion of MWhs supplied under the two agreements is currently 66% and 34%, respectively. As actual MWhs are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. The Company recorded as an adjustment of revenues, amortization of the TPA obligation of approximately $124 million and $96 million during the three months ended March 31, 2003 and 2002, respectively. The remaining TPA obligation will be amortized as an increase in revenue through January 2005. As of March 31, 2003, the remaining obligations for the TPAs recorded in obligations under energy delivery and purchase commitments totaled $758 million, of which $526 million is classified as current.

     Other obligations of approximately $126 million related to other out-of-market contracts are also recorded in obligations under energy delivery and purchase commitments in the unaudited condensed consolidated balance sheet at March 31, 2003.

M.  EARNINGS (LOSS) PER SHARE

     Mirant calculates basic earnings (loss) per share by dividing the income
(loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2003 and 2002 (in millions, except per share data). Due to the fact that in the quarter ended March 31, 2003 income from continuing operations was positive, the dilutive equivalents used to calculate income from continuing operations per share are also used to calculate the diluted loss from discontinued operations, from the cumulative effect of change in accounting principle and from the net loss. This antidilutive result is prescribed by paragraph 15 of SFAS 128, "Earnings per Share."

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                               2003         2002
                                                              ------     ----------
                                                                         (RESTATED)
Income (loss) from continuing operations....................  $   15       $   (9)
Discontinued operations.....................................     (15)          (1)
Cumulative effect of change in accounting principle.........     (28)          --
                                                              ------       ------
Net (loss)..................................................  $  (28)      $  (10)
                                                              ======       ======

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                               2003         2002
                                                              ------     ----------
                                                                         (RESTATED)
Basic:
Weighted average shares outstanding.........................   404.0        401.1
                                                              ======       ======
  Earnings (loss) per share from:
     Continuing operations..................................  $ 0.04       $(0.06)
     Discontinued operations................................   (0.04)          --
     Cumulative effect of change in accounting principle....   (0.07)          --
                                                              ------       ------
     Net (loss).............................................  $(0.07)      $(0.06)
                                                              ======       ======
Diluted:
Net (loss)..................................................  $  (28)      $  (10)
                                                              ======       ======
Weighted average shares outstanding.........................   404.0        401.1
Shares due to assumed exercise of stock options and
  equivalents...............................................     0.2           --
                                                              ------       ------
Adjusted shares.............................................   404.2        401.1
                                                              ======       ======
Earnings (loss) per share from:
  Continuing operations.....................................  $ 0.04       $(0.06)
  Discontinued operations...................................   (0.04)          --
  Cumulative effect of change in accounting principle.......   (0.07)          --
                                                              ------       ------
  Net (loss)................................................  $(0.07)      $(0.06)
                                                              ======       ======

     The following potential common shares were excluded from the earnings per share calculations (in millions):

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              2003       2002
                                                              -----      -----
Out-of-the-money options....................................  16.9       15.1
Shares issuable upon conversion of convertible debt.........  58.5       11.1
Shares issuable upon conversion of convertible trust
  preferred securities......................................  12.5       12.5
                                                              ----       ----
Total.......................................................  87.9       38.7
                                                              ====       ====

N.  SEGMENT REPORTING

     The Company has two reportable segments: North America and International. The North America segment consists of the Company's interrelated power generation and commodity trading operations in the United States and Canada. The International segment includes power generation in the Philippines and generation, transmission and distribution operations in the Caribbean, including Jamaica, the Bahamas, Curacao and Trinidad. The Company's reportable segments are strategic businesses that are geographically separated and managed separately. Certain corporate costs, including corporate overhead and interest, are not allocated to a reporting segment.

                      MIRANT CORPORATION AND SUBSIDIARIES

  FINANCIAL DATA BY SEGMENT

                                                                             CORPORATE AND
                                             NORTH AMERICA   INTERNATIONAL   ELIMINATIONS    CONSOLIDATED
                                             -------------   -------------   -------------   ------------
                                                                    (IN MILLIONS)
THREE MONTHS ENDED MARCH 31, 2003:
Operating Revenues by Product and Service:
  Generation...............................     $ 1,195         $  128          $    --        $ 1,323
  Integrated utilities and distribution....          --            129               --            129
  Net trading revenue......................          46             --               --             46
                                                -------         ------          -------        -------
  Total operating revenues.................       1,241            257               --          1,498
  Cost of fuel, electricity and other
     products..............................         906             72               --            978
                                                -------         ------          -------        -------
Gross Margin...............................         335            185               --            520
Operating Expenses:
  Operations and maintenance...............         158             54               37            249
  Depreciation and amortization............          51             30                6             87
  Impairment losses and restructuring
     charges...............................           7              4                1             12
  Gain on sales of assets, net.............          (1)            --               --             (1)
                                                -------         ------          -------        -------
  Total operating expenses.................         215             88               44            347
                                                -------         ------          -------        -------
Operating Income (Loss)....................         120             97              (44)           173
Other expense, net.........................          55             15               52            122
                                                -------         ------          -------        -------
Income (Loss) From Continuing Operations
  Before Income Taxes and Minority
     Interest..............................     $    65         $   82          $   (96)            51
                                                =======         ======          =======
Provision (Benefit) for income taxes.......                                                         21
Minority interest..........................                                                         15
                                                                                               -------
Income (Loss) From Continuing Operations...                                                    $    15
                                                                                               =======
Total assets...............................     $17,826         $4,547          $(1,899)       $20,474
                                                =======         ======          =======        =======

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                             CORPORATE AND
                                             NORTH AMERICA   INTERNATIONAL   ELIMINATIONS    CONSOLIDATED
                                             -------------   -------------   -------------   ------------
                                                                    (IN MILLIONS)
THREE MONTHS ENDED MARCH 31, 2002 (AS
  RESTATED):
Operating Revenues by Product and Service:
  Generation...............................     $   579         $  128          $    --        $   707
  Integrated utilities and distribution....          --            108               --            108
  Net trading revenue......................         143              1               --            144
                                                -------         ------          -------        -------
  Total operating revenues.................         722            237               --            959
  Cost of fuel, electricity and other
     products..............................         323             49               --            372
                                                -------         ------          -------        -------
Gross Margin...............................         399            188               --            587
Operating Expenses:
  Operations and maintenance...............         199             71               12            282
  Depreciation and amortization............          37             30                3             70
  Impairment losses and restructuring
     charges...............................         486             54               15            555
  Gain on sales of assets, net.............          --             --               --             --
                                                -------         ------          -------        -------
  Total operating expenses.................         722            155               30            907
                                                -------         ------          -------        -------
Operating Income (Loss)....................        (323)            33              (30)          (320)
Other expense (income), net................          28           (316)              42           (246)
                                                -------         ------          -------        -------
(Loss) From Continuing Operations
  Before Income Taxes and Minority
     Interest..............................     $  (351)        $  349          $   (72)           (74)
                                                =======         ======          =======
(Benefit) for income taxes.................                                                        (81)
Minority interest..........................                                                         16
                                                                                               -------
(Loss) From Continuing Operations..........                                                    $    (9)
                                                                                               =======

                      MIRANT CORPORATION AND SUBSIDIARIES

                                                                             CORPORATE AND
                                             NORTH AMERICA   INTERNATIONAL   ELIMINATIONS    CONSOLIDATED
                                             -------------   -------------   -------------   ------------
                                                                    (IN MILLIONS)
THREE MONTHS ENDED MARCH 31, 2002 (AS
  PREVIOUSLY REPORTED):
Operating Revenues by Product and Service:
  Generation...............................     $ 6,357         $  443          $    --        $ 6,800
  Distribution and integrated utility
     revenues..............................         108             --               --            108
  Net trading revenue......................          --             --               --             --
                                                -------         ------          -------        -------
  Total operating revenues.................       6,465            443               --          6,908
  Cost of fuel, electricity and other
     products..............................       5,988            310               --          6,298
                                                -------         ------          -------        -------
Gross Margin...............................         477            133               --            610
Operating Expenses:
  Depreciation and amortization............          52             23                2             77
  Maintenance..............................          27              5               --             32
  Selling, general and administrative......         100             34               14            148
  Impairment loss..........................          --             --               --             --
  Restructuring charges....................         486             65               11            562
  Other operating expenses.................          98              2                7            107
                                                -------         ------          -------        -------
  Total operating expenses.................         763            129               34            926
                                                -------         ------          -------        -------
Operating Income (Loss)....................        (286)             4              (34)          (316)
  Interest expense, net....................         (33)           (29)             (40)          (102)
  Equity in income of affiliates...........           7             71               --             78
  Gain on sales of assets, net.............          --            291               --            291
  Other....................................           5             19               --             24
                                                -------         ------          -------        -------
Income (Loss) From Continuing Operations
  Before Income Taxes and Minority
     Interest..............................     $  (307)        $  356          $   (74)           (25)
                                                =======         ======          =======
Provision (Benefit) for income taxes.......                                                        (33)
Minority interest..........................                                                         16
                                                                                               -------
Income (Loss) From Continuing Operations...                                                    $    (8)
                                                                                               =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

CHAPTER 11 PROCEEDINGS

     On July 14, 2003, Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further information regarding these petitions, see Note A to the unaudited condensed consolidated financial statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code."

     Under Chapter 11, we are continuing to operate our business without interruption during the restructuring process as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

     At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on our business or the timing of our potential emergence from Chapter 11. In addition, since a plan of reorganization has not been prepared, historical results may not be indicative of our future results of operations. If no plan of reorganization is approved, it is possible that our assets may be liquidated. Because of these possibilities, an investment in Mirant common stock and other Mirant securities is highly speculative. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities and liabilities.

     On July 15, 2003, the New York Stock Exchange ("NYSE") announced that it had suspended trading in Mirant's common stock, which traded under the ticker symbol MIR, and Mirant's 6.25% Convertible Trust Preferred Securities -- Series A, which traded under the ticker symbol MIRPA. The NYSE took this action following the announcement that Mirant Corporation had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and because price indications reflected an abnormally low selling price for Mirant's common stock. The NYSE also indicated that an application to the Securities and Exchange Commission to delist these securities is pending the completion of applicable procedures. Since Mirant's common stock and trust preferred securities are no longer listed on a securities exchange, there can be no assurance that a liquid trading market for those securities will continue. On July 16, 2003, Mirant's common stock and Mirant Trust I 6.25% Convertible Trust Preferred Securities -- Series A began trading over the counter and are quoted on pink sheets. The new stock symbols are MIRKQ for the common stock and MIRPQ for the 6.25% Convertible Trust Preferred Securities -- Series A.

OVERVIEW AND BACKGROUND

     Our financial performance in 2003 and 2002 has been adversely impacted by a number of industry factors such as lower spark spreads, milder weather, reduced credit and diminished liquidity in the marketplace due to the reduced number of competitors. Comparatively, our losses increased by $18 million for the three months ended March 31, 2003 compared to the same period in 2002.

     Following is a summary of significant factors affecting the Company in 2003:

     - Although we cannot currently estimate the impact of the Chapter 11 filings on our financial statements, we have determined that we will be required to re-examine certain assumptions used in determining the fair values of our long-lived assets, goodwill and other intangibles, as well as the realizability of our accounts receivable and price risk management assets among other items.

     - Operating cash flow was significantly lower than in 2002, which is largely due to the Company's deteriorating credit standing and has required $286 million of additional cash to be used to support various commodity positions as of March 31, 2003. Our available cash and unused credit facilities has declined due to unfavorable working capital swings related to accelerated payments to vendors while receiving cash from customers under normal credit terms. Since March 31, 2003, through August 15, 2003, our total available cash and unused credit facilities have declined by an additional $258 million. We used cash subsequent to March 31, 2003 for construction, turbine cancellation fees and working capital purposes.

     - Reduced profitability from our California operations due primarily to the expiration of our power sales agreement with the California Department of Water Resources ("DWR") in December 2002. In 2003, the Company converted some of the units (approximately 1,700 out of 2,000 MW) that were contracted under the California DWR agreement to Reliability-Must-Run ("RMR") condition 2 units. Our revenues under the power sales agreement with DWR were based on the market prices at the time we entered into the agreement. These prices were approximately $150/MWh. Under the RMR condition 2 contracts, revenues are based on a fixed rate of return and the units' operating costs. As a result, revenues are lower than the previous DWR contract.

     - Reduced spark spreads in February 2003 as compared to February 2002 and forced outages and transmission line problems in the Northeast in the three months ended March 31, 2003 required us to purchase power at higher prices to deliver power under contractual arrangements previously entered into to economically hedge sales of power from the generation assets.

     - As described in Note B to the unaudited condensed consolidated financial statements, we recorded an after-tax loss of $25 million as a cumulative effect of change in accounting principle on January 1, 2003 pursuant to EITF Issue 02-03. We also adopted SFAS No. 143, effective January 1, 2003, and recognized an after-tax loss of $3 million associated with its implementation.

RESTATEMENT OF FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements of the Company as of March 31, 2002 and for the three months then ended have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. For further information regarding these reclassifications and adjustments, see Note C to the unaudited condensed consolidated financial statements.

     The financial statements for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income (loss) from discontinued operations for the three months ended March 31, 2003 and 2002 includes the following components of the Company that have been disposed of: Mirant Americas Energy Capital, Mirant Canada Energy Capital, Mirant Europe B.V., the Neenah generating facility in Wisconsin and the Tanguisson power plant in Guam. Income
(loss) from discontinued operations for the three months ended March 31, 2002 also includes the operations of Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia and the State Line generating facility in Indiana. In addition, the financial statements include reclassifications to present revenues and expenses associated with energy trading activities on a net basis, as required by EITF Issue 02-03.

RESULTS OF OPERATIONS

     This discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

  NORTH AMERICA

     Our North America segment consists primarily of power generation and commodity trading operations managed as a combined business, including approximately 17,700 MW of generating capacity as of

March 31, 2003. The following table summarizes the operations of our North American segment for the three months ended March 31, 2003 and 2002 (in millions):

                                                               THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                               2003       2002
                                                              ------   ----------
                                                                       (RESTATED)
Operating revenues:
  Generation................................................  $1,195     $ 579
  Net trading revenues......................................      46       143
                                                              ------     -----
Total operating revenue.....................................   1,241       722
  Cost of fuel, electricity and other products..............     906       323
                                                              ------     -----
Gross margin................................................     335       399
                                                              ------     -----
Operating expenses:
  Operations and maintenance................................     158       199
  Depreciation and amortization.............................      51        37
  Impairment losses and restructuring charges...............       7       486
  Gain on sales of assets, net..............................      (1)       --
                                                              ------     -----
Total operating expenses....................................     215       722
                                                              ------     -----
Operating income (loss).....................................  $  120     $(323)
                                                              ======     =====

     Operating Revenues. Our operating revenues increased by $519 million in the three months ended March 31, 2003 compared to the same period in 2002. The following factors were primarily responsible for the increase in operating revenues:

     - Our revenues increased primarily due to increased power sales volumes and higher market prices for power in the three months ended March 31, 2003 as compared to the same period in 2002. Most significantly, revenues related to our Mid-Atlantic operations increased by approximately $311 million, or 120%, in the three months ended March 31, 2003 as compared to the same period in 2002. The increase in revenues from our Mid-Atlantic operations was due primarily to an increase in sales volumes combined with a 38% increase in average price per MWh for the three months ended March 31, 2003 as compared to the same period in 2002. Power sales volumes for the region increased primarily due to increased generation by our assets and abnormally cold weather in the region. Generation volumes of our assets in the region increased approximately 39% from 3.6 million MWh in the three months ended March 31, 2002 to 5.0 million MWh in the three months ended March 31, 2003. In the Northeast region, abnormally cold weather resulted in higher power prices and volumes. Average power prices in the Northeast were higher in the three months ended March 31, 2003 as compared to the same period in 2002. This resulted in increases in our average price of power sold of 12% at Mirant New England and 30% at Mirant New York. As a result of the increase in generation and prices, revenues from our Northeast operations increased by $200 million, or 345%, to $258 million in the three months ended March 31, 2003 as compared to the same period in 2002. The increase in revenues in the three months ended March 31, 2003 as compared to the same period in 2002 was also partially due to our net capacity additions in Michigan, Florida, Oregon and Nevada, which accounted for approximately $111 million of the increase in revenues.

     - Revenues were further increased by higher net unrealized gains on long-term power purchase agreements for the three months ended March 31, 2003, as compared to the same period in 2002. Net unrealized gains increased by $75 million, to $90 million in the three months ended March 31,

2003 as compared to $15 million for the same period in 2002. The increases were primarily due to higher prices in the PJM market.

     - These increases were partially offset by a decrease in revenues of $19 million related to our California operations in the three months ended March 31, 2003 as compared to the same period in 2002. This decrease resulted from a decrease in power sales volumes in California and the expiration of our power sales agreement with the California DWR in December 2002. In 2003, the Company converted some of the units (approximately 1,700 out of 2,000 MW) that were contracted under the California DWR agreement to RMR condition 2 units, which provide revenue based on a fixed rate of return and the units' operating costs. As a result, revenues per MWh are lower than under the previous DWR contract.

     - The increase in revenue was also offset by realized losses of approximately $101 million related to transition power agreements in the three months ended March 31, 2003 compared to realized gains of approximately $10 million in the same period of 2002. Amortization related to transition power agreements increased by $28 million for the three months ended March 31, 2003 as compared to the same period in 2002.

     - Our net trading revenues decreased by $97 million in the three months ended March 31, 2003 compared to the same period in 2002. This decrease was due to less price liquidity, narrower spark spreads, and fewer counterparties participating in the market.

     Cost of fuel, electricity and other products. Our cost of fuel, electricity and other products for the three months ended March 31, 2003 increased by $583 million from the same period in 2002, primarily due to increased generation volumes and higher prices for fuel in the three months ended March 31, 2003 as compared to the same period in 2002. In the Northeast region, increases in generation volumes combined with higher prices for fuel oil and natural gas resulted in an increase of $270 million in cost of fuel, electricity and other products in the three months ended March 31, 2003 as compared to the same period in 2002. In the Mid-Atlantic region, the average price of oil increased by 43%. Also contributing to our higher fuel costs was an increase at Mirant Mid-Atlantic in the proportion of MWhs generated by the more expensive cycling units, combined with higher oil prices for the cycling units. This increase resulted in oil burned as a percentage of total fuel consumption that was 21% for the three months ended March 31, 2003, as compared to 6% for the same period in 2002. The increase in cost of fuel, electricity and other products in the three months ended March 31, 2003 as compared to the same period in 2002 was also partially due to our net capacity additions in Michigan, Florida, Oregon and Nevada, which accounted for approximately $124 million of the increase in cost.

     Gross margin. Our gross margin decreased by $64 million in the three months ended March 31, 2003 as compared to the same period in 2002. Overall, spark spreads were narrower in the three months ended March 31, 2003 compared to the same period in 2002. In addition, the following factors were primarily responsible for the decrease in gross margin as a percentage of operating revenues:

     - Gross margin related to our California operations decreased by $51 million in the three months ended March 31, 2003 compared to the same period in 2002. This decrease was primarily due to the expiration of our power sales agreement with the DWR in December 2002 and to the conversion of the majority of our California units to RMR condition 2. Our revenues under the power sales agreement with DWR were based on the market prices that were in place at the time we entered into the agreement. These prices were approximately $150/MWh. Under the RMR condition 2 contracts, revenues are based on a fixed rate of return and the units' operating costs. Also contributing to this decrease is the increase in natural gas prices in the region.

     - Gross margin related to our Northeast operations decreased by $70 million in the three months ended March 31, 2003 compared to the same period in 2002. Due to forced outages and transmission line problems in the three months ended March 31, 2003, we were required to purchase power at higher prices to cover firm sales previously entered into to economically hedge sales of power from the generation assets.

     - Net unrealized gains on long-term power purchase agreements increased by $75 million to $90 million in the three months ended March 31, 2003 as compared to $15 million for the same period in 2002. The increases were primarily due to higher prices in the PJM market.

     - Our net trading revenues represent the net revenues and expenses related to our proprietary trading activities. As such, net trading revenues also represent gross margin related to these activities. Net trading revenues decreased by $144 million in the three months ended March 31, 2003 compared to the same period in 2002. This decrease was due to less price liquidity, narrower spark spreads, and fewer counterparties participating in the market.

     Operating Expenses. Our operating expenses decreased by $507 million in the three months ended March 31, 2003 compared to the same period in 2002. The following factors were responsible for the changes in operating expenses:

     - Operations and maintenance expense decreased by $41 million in the three months ended March 31, 2003 compared to the same period in 2002 primarily as a result of cost cutting efforts and restructuring our business in 2002. The decrease was also due to lower planned maintenance at Mirant Americas Generation, which represents approximately $12 million of the decrease.

     - Depreciation and amortization expense increased by $14 million in the three months ended March 31, 2003 compared to the same period in 2002. The increase was primarily a result of additional depreciation from assets we acquired throughout 2002, and from the commencement of operations at new units completed in 2002.

     - The impairment losses and restructuring charges decreased by approximately $479 million for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was primarily a result of charges for Mirant's restructuring plan which was adopted during the first quarter of 2002. The charges included turbine cancellation payments, costs to cancel equipment orders and service agreements and employee severance during the first quarter of 2002.

  INTERNATIONAL

     Our International segment consists of power generating operations in Asia, Curacao, and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. These international operations were not included in the Chapter 11 filings on July 14, 2003. The following table summarizes the operations of our International businesses for the three months ended March 31, 2003 and 2002 (in millions):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2003        2002
                                                              ----     ----------
                                                                       (RESTATED)
Operating revenues:
  Generation................................................  $128        $128
  Net trading revenues......................................    --           1
  Integrated utility and distribution.......................   129         108
                                                              ----        ----
Total operating revenues....................................   257         237
  Cost of fuel, electricity and other products..............    72          49
                                                              ----        ----
Gross Margin................................................   185         188
                                                              ----        ----
Operating expenses:
  Operations and maintenance................................    54          71
  Depreciation and amortization.............................    30          30
  Impairment losses and restructuring charges...............     4          54
                                                              ----        ----
Total operating expenses....................................    88         155
                                                              ----        ----
Operating income............................................  $ 97        $ 33
                                                              ====        ====

     Operating Revenues. Our operating revenues increased by $20 million for the three months ended March 31, 2003 compared to the same period in 2002. The increase is due to increased distribution and integrated utility revenues of $22 million in the three months ended March 31, 2003 compared to the same period in 2002. Approximately $19 million of the increase is attributable to our Jamaican operation, primarily as a result of higher fuel prices in 2003, which are partially passed through to the customer, as compared to 2002, and a rate increase of 7% that went into effect in May 2002 that is not reflected in the first quarter 2002 results. In addition, revenues at our Bahamas operations increased by approximately $4 million primarily as a result of higher sales to industrial customers and as a result of a 70% increase in fuel prices.

     Cost of fuel, electricity and other products. Cost of fuel, electricity and other products increased by $23 million in the three months ended March 31, 2003 compared to the same period in 2002, primarily as a result of higher fuel prices in the first quarter of 2003 as compared to the same period in 2002.

     Operating Expenses. Our operating expenses decreased by $67 million in the three months ended March 31, 2003 compared to the same period in 2002. The following factors were responsible for the changes in operating expenses:

     - Operations and maintenance expense decreased by $17 million in the three months ended March 31, 2003 compared to the same period in 2002 due to lower compensation expense as a result of our cost cutting efforts and restructuring our business in 2002.

     - Impairment losses and restructuring charges decreased by $50 million in the three months ended March 31, 2003 compared to the same period in 2002. The decrease is primarily due to Mirant's adoption of a restructuring plan during the first quarter of 2002.

  CORPORATE

     The following table summarizes our corporate expenses and other income and expenses for the three months ended March 31, 2003 and 2002 (in millions):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2003        2002
                                                              ----     ----------
                                                                       (RESTATED)
Operating expenses:
  Operations and maintenance................................    37          12
  Depreciation and amortization.............................     6           3
  Impairment losses and restructuring charges...............     1          15
                                                              ----        ----
Operating loss..............................................    44          30
Other (expense) income, net:
  Interest income...........................................    (1)         (9)
  Interest expense..........................................   (48)        (33)
  Equity in income of affiliates............................    (3)         --
                                                              ----        ----
     Total other expense, net...............................   (52)        (42)
                                                              ====        ====

     Operations and maintenance expense for the three months ended March 31, 2003 increased by approximately $25 million as compared to the same period in 2002, primarily as a result of the costs associated with the settlement of certain non-tax-qualified pension obligations by purchasing individual annuity contracts in January 2003, increased insurance premiums and increased legal and audit fees.

     Interest expense for the three months ended March 31, 2003 increased by approximately $15 million, as compared to the same period in 2002, primarily as a result of increased interest costs due to higher drawn amounts on our credit facilities during the first quarter of 2003 as compared to the same period in 2002.

     Cumulative Effect of Change in Accounting Principle. As described in Note B to the unaudited condensed consolidated financial statements, we reflected the rescission of EITF Issue 98-10 effective January 1, 2003 as a cumulative effect of change in accounting principle. The net impact was an after-tax charge of $25 million. We also adopted SFAS No. 143 effective January 1, 2003 and recognized an after-tax charge of $3 million associated with its implementation.

     Gain on sale of investments, net. The gain on sales of investments of $250 million for the three months ended March 31, 2002 resulted from the sale of our interest in Bewag in February 2002.

FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES

     The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 filings. The Chapter 11 filings will involve, or may result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters, and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

     During the pendency of the Chapter 11 proceeding, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, will participate in an intercompany cash management program pursuant to which cash balances at Mirant and the participating subsidiaries will be transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs. Such intercompany transfers will be recorded as intercompany loans.

  Cash Flows

     Operating cash flow decreased by $585 million during the three months ended March 31, 2003 compared to the same period in 2002 due to favorable changes in working capital in 2002. During the three months ended March 31, 2003, working capital changes used $283 million in cash compared to $155 million of cash provided by changes in working capital during the same period in 2002. Operating cash flows were significantly lower in the three months ended March 31, 2003 as compared to the same period in 2002 due to increased collateral posted with counterparties and the return of collateral held on behalf of counterparties. In the three months ended March 31, 2003, our net outflow related to collateral was $286 million. In the three months ended March 31, 2002, our net inflow related to collateral was $170 million. In addition, as a result of Pennsylvania-New Jersey-Maryland Interconnection, or PJM, market prices that were significantly higher during the three months ended March 31, 2003 as compared to the same period in 2002, our realized losses under the TPAs with PEPCO were $101 million during the three months ended March 31, 2003. In the three months ended March 31, 2002, we received $10 million under these agreements.

     Cash used in investing activities was $7 million for the three months ended March 31, 2003. This compares to $1,022 million of cash provided by investing activities for the three months ended March 31, 2002. Cash generated from asset sales of $1,632 million related to our Bewag investment was offset in part by capital expenditures of $512 million. Capital expenditures for the three months ended March 31, 2003 were $273 million, which includes $124 million related to Europe turbines. During the three months ended March 31, 2003, we received $270 million in proceeds from the sale of our Neenah generating facility and Mirant America Energy Capital.

     We used $173 million of cash during the three months ended March 31, 2003 to reduce debt. During the three months ended March 31, 2002, financing activities used $1,229 million in cash primarily to reduce long-term debt. In the three months ended March 31, 2002, we repaid $2,323 million of long-term debt by using the proceeds of $1.6 billion received from the sale of our investment in Bewag. We also paid off approximately $550 million in debt related to Bewag and most of our Mirant Asia-Pacific credit facility of $792 million in the three months ended March 31, 2002.

  Total Cash and Available Credit

     The table below sets forth total cash and available credit of Mirant Corporation and its subsidiaries as of August 15, 2003, March 31, 2003 and December 31, 2002, respectively (in millions). In connection with the Chapter 11 filings, we have secured a commitment, subject to approval of the Bankruptcy Court, final documentation and closing conditions, for $500 million in debtor-in-possession financing. This commitment expires on September 5, 2003. The Company is currently working with the lender to finalize the facility, however, there can be no assurance that Mirant will be able to close this facility by the expiration date. We anticipate that our available cash, together with the debtor-in-possession financing, will be sufficient to fund our operations during the bankruptcy proceedings.

                                           AUGUST 15, 2003   MARCH 31, 2003   DECEMBER 31, 2002
                                           ---------------   --------------   -----------------
Cash:
  Mirant Corporation.....................      $  407            $  452            $  862
  Mirant Americas Generation(1)..........          71               109               212
  Mirant Mid-Atlantic(1).................         152               105                43
  Other subsidiaries.....................         660               842               839
                                               ------            ------            ------
     Total cash (2)......................       1,290             1,508             1,956
Available under credit facilities:
Mirant Corporation.......................          --                40                51
                                               ------            ------            ------
     Total cash and available credit
       (2)...............................      $1,290            $1,548            $2,007
                                               ======            ======            ======

---------------

(1) As of March 31, 2003, the ability of Mirant Americas Generation and Mirant Mid-Atlantic to distribute cash to Mirant was subject to various covenants under their debt and lease agreements. We note that Mirant Mid-Atlantic was currently restricted from paying dividends as of March 31, 2003 and, based on projected ratio calculations, was expected to remain restricted until at least the date on which financial statements for the fiscal quarter ended September 30, 2003 are delivered.

(2) The amount includes an estimated $351 million as of August 15, 2003, $554 million as of March 31, 2003 and $619 million as of December 31, 2002 at various subsidiaries that either is required for operating, working capital or other purposes at the respective subsidiaries, or the distribution of which is restricted by the subsidiaries' debt agreements and therefore is not available for immediate payment to Mirant Corporation. As of August 15, 2003, we estimate that approximately $125 million of the $351 million is not legally restricted from being used by Mirant Corporation. Total cash is equal to cash and cash equivalents plus funds on deposit and cash included in assets held for sale as follows (in millions):

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Cash and cash equivalents...................................   $1,294        $1,706
Funds on deposit............................................      161           180
Cash included in assets held for sale on balance sheet......        1            15
Funds on deposit non-current................................       52            55
                                                               ------        ------
  Total cash................................................   $1,508        $1,956
                                                               ======        ======

  Credit Rating Downgrades

     As a result of our Chapter 11 filings, all of our debt is rated default by each of the three major agencies that have rated our debt. Our ratings will remain in the default categories until the conclusion of the Chapter 11 process.

COMMODITY TRADING ACTIVITIES

     We provide risk management services through commodity trading to our customers in North America. These services are provided through a variety of exchange-traded and over-the-counter ("OTC") energy and energy-related contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements. These contractual commitments are reflected at fair value and are presented as "price risk management assets and liabilities" in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized in income in the period of change.

     The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value, credit quality, liquidity and volatility factors underlying options and contractual commitments. Certain financial instruments that Mirant uses to manage risk exposure to energy prices for its North American generation portfolio do not qualify for hedge accounting treatment, typically because they do not meet strict hedge effectiveness criteria and/or hedge documentation criteria. Therefore, the fair values of these instruments are included in "price risk management assets and liabilities" in the accompanying unaudited condensed consolidated balance sheets.

     The volumetric weighted average maturity, or weighted average tenor of the North American portfolio at March 31, 2003 was 1.1 years. The net notional amount, or net long (short) position, of the price risk management assets and liabilities at March 31, 2003 was approximately 7 million equivalent MWhs. The weighted average tenor and net notional position exclude certain long-term power purchase agreements included in price risk management liabilities.

     The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts during the three months ended March 31, 2003 (in millions).

Net fair value of portfolio at December 31, 2002............   $(613)
Gains (losses) recognized in the period, net................     321
Contracts settled during the period, net....................    (213)
                                                               -----
Net fair value of portfolio at March 31, 2003...............   $(505)
                                                               =====

     The fair values of our price risk management assets and liabilities, net of credit reserves, as of March 31, 2003 are included in the following table (in millions).

                                         NET PRICE RISK MANAGEMENT ASSETS/(LIABILITIES)
                                 --------------------------------------------------------------
                                 PRICE RISK MANAGEMENT   PRICE RISK MANAGEMENT
                                    ASSETS VALUE AT      LIABILITIES VALUE AT     NET VALUE AT
                                    MARCH 31, 2003          MARCH 31, 2003       MARCH 31, 2003
                                 ---------------------   ---------------------   --------------
Electricity....................         $1,375                  $(2,171)             $(796)
Natural gas....................          1,390                   (1,125)               265
Crude oil......................             28                      (23)                 5
Other..........................             40                      (19)                21
                                        ------                  -------              -----
  Total........................         $2,833                  $(3,338)             $(505)
                                        ======                  =======              =====

     The following table represents the net price risk management assets and liabilities by tenor, excluding certain power purchase agreements that have been determined to be derivatives under SFAS No. 133 and therefore subject to fair value accounting (in millions):

                                                               NET PRICE RISK MANAGEMENT
                                                                 ASSETS/(LIABILITIES)
                                                                 AS OF MARCH 31, 2003
                                                               -------------------------
2003........................................................             $129
2004........................................................               52
2005........................................................               15
2006........................................................               35
2007........................................................               11
Thereafter..................................................               18
                                                                         ----
  Net assets................................................             $260
                                                                         ====

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     As discussed above under Note A to the Company's unaudited condensed consolidated financial statements, on July 14, 2003, Mirant Corporation and substantially all of its wholly-owned subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. We believe our accounting policies related to commodity trading activities, asset realization related to long-lived assets, goodwill and intangibles, and income tax accounting are critical to obtaining an understanding of Mirant's consolidated financial statements because their application requires significant estimates and judgments by management in preparing these consolidated financial statements. Because some of the estimates used in these policies are sensitive to changes, the results of any change can have a dramatic impact in the future. At this time, we believe the Chapter 11 filings will adversely impact each of the areas noted above and others such as collectibility of receivables. At this time we cannot predict the impact the Chapter 11 filings will have on our assumptions related to growth rates, cost of capital, retained businesses, markets served and how changes to those assumptions will impact the carrying value of goodwill, other intangible assets, and long-lived assets.

 ACCOUNTING FOR COMMODITY TRADING ACTIVITIES

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

     As of March 31, 2003, none of the net fair value of our price risk management assets and liabilities was calculated using models with low price discovery. Low price discovery includes illiquid markets with little or no external price quotes, or where the underlying transactions constitute a large portion of the totality of the transactions in the market. These circumstances require management to make assumptions about forward commodity prices and volatility, which could vary from actual future results. As a result of the limited amount of transactions and values that are derived using these quantitative models, our reported financial results should not be materially effected by these estimates. However, in the future, we could enter into additional contracts that are accounted for at fair value, which may be difficult to measure. The Model Risk Oversight Committee maintains responsibility to review the model assumptions and design to ensure that the valuation methodologies are consistent and appropriate.

  LONG-LIVED ASSETS

     We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. We believe that the accounting estimates related to impairment testing are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, competition, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices requires significant judgment because such factors have fluctuated materially in the past and will continue to do so in the future.

  GOODWILL AND INTANGIBLE ASSETS

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill (Step I), further valuation is required to determine if the amount of recorded goodwill is impaired. The impairment charge is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II).

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

LITIGATION

     We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1 Legal Proceedings and Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks associated with commodity prices, interest rates and foreign currency exchange rates. We are also exposed to credit risks.

VALUE AT RISK

     We continue to use Value-at-Risk ("VaR") to summarize in dollar terms the market price risk we have and the potential loss in value of our portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. For those transactions that were designated for cash flow hedge accounting, we manage the market risks associated with these derivative financial instruments in conjunction with the underlying asset positions they are designed to hedge.

     The average VaR, using various assumed holding periods and a 95% confidence interval, was $54 million for the three months ended March 31, 2003 and the VaR as of March 31, 2003, was $47.1 million, as compared to $30.8 million and $33.8 million, respectively, for the same period in 2002. If we assumed VaR levels using a one-day holding period for all positions and commitments in our portfolio based on a 95% confidence interval, our portfolio VaR was $16.5 million at March 31, 2003 and the average for the three months ended March 31, 2003 was $19 million, compared to $11.1 million and $10.2 million, respectively, for the same period in 2002. During the three months ended March 31, 2003, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation two times, which falls within our 95% confidence interval.

     The VaR data presented does not include the derivative financial instruments that were initially designated as hedges under SFAS No. 133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effects of these derivative financial instruments.

     In addition, we subsequently determined that certain of our power purchase agreements are considered derivative financial instruments and subject to fair value accounting under SFAS No. 133. Previously, we believed the agreements qualified for the "normal purchase/normal sale" exception under SFAS No. 133 and had accounted for the agreements as executory contracts using the accrual method. These power purchase agreements have also not been included in the VaR data presented since it is also not practical to recalculate the data.

CREDIT RISK

     Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We monitor credit concentration risk on both an individual basis and a group counterparty basis. The table below summarizes credit exposures by rating category as of March 31, 2003 (in millions, except percentages).

CREDIT RATING                      EXPOSURE   COLLATERAL HELD   NET EXPOSURE   % OF NET EXPOSURE
-------------                      --------   ---------------   ------------   -----------------
AA/Aa2...........................   $  139         $ --             $139               15%
A/A2.............................      278           19              259               28
BBB/Baa2.........................      399           --              399               44
BB/Ba2 or lower..................      330          230              100               11
Unrated..........................       59            2               57                6
Less credit reserves.............      (38)          --              (38)              (4)
                                    ------         ----             ----
Total............................   $1,167         $251             $916
                                    ======         ====             ====

ITEM 4.  CONTROLS AND PROCEDURES

     During 2002, the Company's independent auditors identified significant internal control deficiencies which collectively constitute a material internal control weakness, the most significant of which relate to its North American commodity trading and risk management operations.

     In addition to the above noted internal control deficiencies, the Company and its auditors have identified certain other internal control deficiencies which, if left uncorrected, could result in a material internal control weakness. Such control deficiencies relate generally to account reconciliation procedures, certain aspects of the financial accounting and reporting process, and controls over certain complex areas of accounting for derivatives and income taxation.

     The Company has addressed these internal control deficiencies through a combination of corrective actions and additional manual control procedures and believes that the remedial action taken has mitigated the noted internal control deficiencies.

     Within the 90-day period immediately preceding the filing of this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined by Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses, other than those noted above, in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures were effective, as supplemented by the remedial action taken to mitigate identified deficiencies.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     As discussed above, on July 14, 2003 (the "Petition Date"), the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of the Company's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization. The Company's businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

     As a debtor-in-possession, Mirant is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the Company's business or outstanding legal proceedings.

     Reference is made to the Company's Form 10-K for the period ended December 31, 2002, filed on April 30, 2003, for a complete description of the matters described below that were initiated prior to April 30, 2003.

     Western Power Markets Investigations: On March 26, 2003, the FERC Staff issued its final report regarding its investigation into whether and, if so, the extent to which California and western energy markets were manipulated during 2000 and 2001. One of the findings made by the staff was that the gas price indices published by various trade publications were unreliable due to widespread falsification of the transactional information reported to such trade press. On April 30, 2003, the FERC issued an order directing eleven entities that are significant participants in the United States electricity and gas markets, including Mirant Americas Energy Marketing, to submit certain information to the FERC with respect to their internal processes for reporting trade data. Mirant Americas Energy Marketing has submitted the requested information.

     Western Power Markets Price Mitigation and Refund Proceedings: In an order issued July 25, 2001, the FERC initiated a proceeding to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In an order issued June 25, 2003, the FERC ruled that no refunds were required and terminated the proceeding. Certain parties to the proceeding have filed a request for rehearing by the FERC.

     FERC Show Cause Proceeding Relating to Trading Practices: On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant entities, that a FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") and portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identifies certain specific trading practices that the FERC indicates could constitute gaming or anomalous market behavior in violation of the California Independent System Operator's ("CAISO") and California Power Exchange Corporation's ("PX") tariffs. The order requires the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant entities, will then have to demonstrate why those transactions were not violations of the PX and CAISO tariffs. The FERC also stated that the parties could try to settle these issues with the FERC Trial Staff. If the FERC finds that the Mirant entities engaged in transactions that violated the PX or CAISO tariffs between January 1, 2000 through June 20, 2001 or the issue is resolved pursuant to settlement, the FERC could require the disgorgement of profits made on those transactions and could impose other non-monetary penalties.

     FERC Investigation Relating to Bidding: The FERC on June 25, 2003 issued an order (the "Bidding Order") initiating an investigation by its staff into bidding practices in the PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than fifty parties, including Mirant entities. These entities were previously identified in the report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the PX and CAISO at prices unrelated to costs. The Bidding Order requires those entities, including the Mirant entities, to demonstrate why bids in the PX and CAISO markets from May 1, 2000 through October 1, 2000 that were in excess of $250 per megawatt hour did not constitute a violation of the CAISO and PX tariffs. If the FERC finds that the Mirant entities engaged in bidding practices that violated the PX or CAISO tariffs between May 1, 2000 through October 1, 2000, the FERC could require the disgorgement of profits made as a result of those bids and could impose other non-monetary penalties. While the Company believes its bidding practices were legitimate and that it did not violate the appropriate tariffs, the standards by which the FERC will ultimately judge the Company's bidding practices are unclear. Depending on the standards applied by the FERC and if Mirant entities are found by the FERC to have violated the PX or CAISO tariffs, the amount of any disgorgement of profits required or other remedy imposed by the FERC could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     California Rate Payer Litigation: Various lawsuits are pending that assert claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant and several of its subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. On May 19, 2003, the United States District Court for the Southern District of California denied motions filed by the plaintiffs seeking to have seven of those suits (the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo's Day and Night Pharmacy, J&M Karsant, and Bronco Don Holdings suits) remanded to the California state courts in which they were originally filed and from which they had been removed by the defendants. Mirant and the other defendants have filed motions to dismiss in those cases.

     On July 8, 2003, the Superior Court for the County of Los Angeles dismissed the class action suit, Bustamante v. The McGraw-Hill Companies, Inc., et al., that had been filed November 20, 2002, finding that the plaintiffs had failed to allege facts sufficient to warrant relief. The court did grant the plaintiffs leave to file an amended complaint. On August 13, 2003, the plaintiff filed an amended complaint asserting claims under California's Unfair Competition Act and state antitrust statute against gas distribution or marketing companies, owners of electric generation facilities in California and energy marketers, including the Company and various of its subsidiaries. The amended complaint alleges that the defendants engaged in a scheme to report false gas prices and volumes to companies that published index prices for natural gas in order to manipulate the price indices to benefit themselves. This conduct, the plaintiff asserts, violated California Penal Code section 395 and caused the prices paid by Californians for natural gas to be artificially inflated. The suit is brought as a representative action on behalf of all similarly situated persons, the general public and all taxpayers. The suit seeks, among other things, disgorgement of profits, restitution, treble damages and injunctive relief.

     Oregon Rate Payer Litigation: On May 5, 2003, the United States District Court for the District of Oregon granted a motion filed by the plaintiff seeking to dismiss the Lodewick suit without prejudice.

     Washington Rate Payer Litigation: On June 2, 2003, the United States District Court for the Western District of Washington granted a motion filed by the plaintiff seeking to dismiss without prejudice the Symonds suit.

     Western Rate Payer Litigation: On April 28, 2003, a purported class action suit, Egger et al. v. Dynegy, Inc. et al., was filed in the Superior Court for the County of San Diego, California, against various owners of electric generation facilities in California and marketers of electricity and natural gas, including Mirant and various of its subsidiaries, on behalf of all persons who purchased electricity in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana from January 1, 1999. The plaintiffs allege that defendants engaged in unlawful, unfair, and deceptive practices in the California and western wholesale electricity markets, including withholding energy from the market to create artificial shortages, creating artificial congestion over transmission lines, selling electricity bought in California to out of state affiliates to create artificial shortages and then selling the electricity back into the state at higher prices. The plaintiffs contend that the defendants conspired among themselves and with subsidiaries of Enron Corporation to withhold electricity from the PX and CAISO markets and to manipulate the price of electricity sold at wholesale in the California and western markets. The defendants' unlawful manipulation of the wholesale energy market, the plaintiffs allege, resulted in supply shortages and skyrocketing energy prices in the western United States, which in turn caused drastic rate increases for retail consumers. The plaintiffs assert claims under California's antitrust statute and its Unfair Competition

Act. The plaintiffs contend that the defendants alleged wrongful conduct has caused damages in excess of one billion dollars and seek treble damages, injunctive relief, restitution, and an accounting of the wholesale energy transactions entered into by the defendants from 1998. The defendants have removed the suit to the United States District Court for the Southern District of California.

     Montana Attorney General Suit: On June 30, 2003, the Montana Attorney General and Flathead Electric Cooperative, Inc. filed a suit in the First Judicial District of Montana, County of Lewis and Clark, against various owners of generating facilities and marketers of electricity and natural gas in western states, including Mirant, alleging that the defendants had engaged in unlawful and unfair business practices in 2000 and 2001 involving the sale of wholesale electricity and natural gas and had manipulated the markets for wholesale electricity and natural gas. The plaintiffs allege, among other things, that the defendants fixed prices and restricted supply into the markets operated by the PX and CAISO, gamed the power market, provided false information to trade publications to inflate natural gas price indices published by such publications, and engaged in other manipulative practices, including withholding generation, selling generation at inflated prices, submitting false load schedules in order to increase electricity scarcity, creating fictitious congestion and counterflows, and double-selling the same generation to the CAISO. The plaintiffs contend the defendants conspired with each other and acted in concert with each other in engaging in the conduct alleged. The plaintiffs assert claims for violation of Montana's Unfair Trade Practices and Consumer Protection Act and fraud. They seek treble damages, injunctive relief, and attorneys' fees. The suit has been removed to the United States District Court for the District of Montana on July 23, 2003, and the plaintiffs have filed a motion seeking to have the case remanded to the Montana state court.

     Shareholder Litigation: On July 14, 2003, the United States District Court for the Northern District of Georgia issued an order ruling upon the motions to dismiss for failure to state a claim filed by Mirant and the other defendants in the consolidated securities class action suits initiated in May 2002. The court dismissed the claims asserted by the plaintiffs based on the Company's California business activities but allowed the case to proceed on the plaintiffs' other claims. The plaintiffs have indicated that they intend to file an amended complaint to include additional allegations and claims as a result of Mirant's restatement of its financial statements for 2001 and 2000, some of which could be related to the Company's issuance of stock in its initial public offering.

     ERISA Litigation: On June 3, 2003, a second purported class action lawsuit alleging violations of the Employee Retirement Income Security Act ("ERISA") was filed in the United States District Court for the Northern District of Georgia entitled Greg Waller, Sr. v. Mirant Corporation, et al. The Waller suit names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The Waller suit is substantially similar to the previously filed Brown suit with respect to the claims asserted, the factual allegations made, and the relief sought.

     Environmental Information Requests: Along with several other electric generators which own facilities in New York, in October 1999, Mirant New York received an information request from the State of New York concerning the air permitting and air emission control implications under the Environmental Protection Agency's new source review regulations promulgated under the Clean Air Act ("NSR") of various repairs and maintenance activities at its Lovett facility. Mirant New York responded fully to this request and provided all of the information requested by the State. The State of New York issued notices of violation to some of the utilities being investigated. The State issued a notice of violation to the previous owner of the Lovett facility, Orange and Rockland Utilities, alleging violations associated with the operation of the Lovett facility prior to the acquisition of the plant by Mirant New York.

     On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that releases Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the state to Orange and Rockland Utilities and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. The consent decree is subject to review and final approval by the court. Under the decree, Mirant

New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide emissions, alkaline in-duct injection technology to reduce sulfur dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could approach $100 million over the approximately five year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls. Mirant New York also agreed, beginning 2009, to retire annually 1,954 tons of sulfur dioxide emission allowances allocated to the Lovett facility under the Clean Air Act Acid Rain Program, which allowances will no longer be needed by Mirant New York for compliance as a result of the sulfur dioxide emission reductions caused by the other actions required by the consent decree. Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. Under the sales agreement with Orange and Rockland Utilities for the Lovett facility, Orange and Rockland Utilities is responsible for fines and penalties arising from any violation associated with historical operations prior to the sale of the Lovett facility to Mirant New York. The Company intends to seek bankruptcy court approval of the terms of the consent decree prior to its becoming effective.

     United States Government Inquiries: In August 2002, Mirant received a notice from the Division of Enforcement of the Securities and Exchange Commission ("SEC") that it was conducting an investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues (including the issues announced on July 30, 2002 and August 14, 2002), energy trading matters (including round trip trades), Mirant's accounting for transactions involving special purpose entities, and information related to shareholder litigation. In late June 2003, the Division of Enforcement advised Mirant that its investigation of Mirant had become a formal investigation in February 2003. Mirant intends to continue to cooperate fully with the Securities and Exchange Commission.

     In addition, the Company has been contacted by the United States Department of Justice regarding the Company's disclosure of accounting issues, energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and the Company intends to continue to cooperate fully.

     In August 2002, the Commodity Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas in the period from January 1, 1999 through the date of the subpoena. Among the documents requested were any documents previously produced to the FERC, the SEC, the Department of Justice, any state's Attorney General, and any federal or state grand jury. The Company has continued to receive additional requests for information from the CFTC, and it intends to continue to cooperate fully with the CFTC. In a submission to the United States District Court for the Southern District of Texas on July 16, 2003 in a proceeding not involving the Company, the CFTC identified Mirant as one of nineteen parties being investigated for potential inaccurate gas price reporting in violation of the Commodity Exchange Act. The filing made by the CFTC indicated that it had uncovered evidence showing that eighteen of the nineteen companies may have inaccurately reported gas prices to the trade publications. Mirant understands that it is one of those eighteen companies. During reviews in connection with the CFTC investigation, Mirant has become aware that some of its employees reported information to energy industry publications that may have been inaccurate. Mirant, however, is not aware that any of its employees participated in manipulation or attempted manipulation of energy price indices. Because this investigation is ongoing and the data is voluminous, Mirant cannot predict what the outcome will be.

     Mirant Americas Generation Bondholder Suit: On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Inc., Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that the restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and Mirant Americas Generation managers. In addition, plaintiffs challenge certain dividends and distributions allegedly made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars.

     Mirant Americas Generation Securities Class Action: On June 25, 2003, the Company received notice that on June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation's recent restatement of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys' fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia.

     Texas Commercial Energy Suit: On July 7, 2003, Texas Commercial Energy announced that it had filed a lawsuit in the United States District Court for the Southern District of Texas against various parties that own generation or sell electricity at wholesale in the Electric Reliability Council of Texas ("ERCOT"), including Mirant and various of its subsidiaries. The suit, which is entitled Texas Commercial Energy v. TXU Energy, Inc. et al., alleges that the defendants acting individually and in concert with each other engaged in anti-competitive activities in the ERCOT market in order to fraudulently inflate the price at which they could sell electricity at wholesale and to drive the plaintiff out of the Texas retail market. The wrongful conduct alleged includes such activities as economic withholding of generation, physical withholding of generation and manipulative bidding. The complaint asserts claims for, among other things, violation of federal and Texas antitrust laws, fraud, price fixing, and negligent misrepresentation. The plaintiff alleges it suffered damages in excess of $500 million and seeks treble damages and attorneys' fees. On August 6, 2003, the plaintiff filed an amended complaint that continued to allege wrongful conduct by Mirant Corporation and certain of its subsidiaries but did not name them as defendants in the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on May 22, 2003. The following resolutions were voted upon at this meeting:

          (1) Each nominee for director of Mirant for the term ending 2006 received the requisite plurality of votes. The vote tabulation was as follows:

NOMINEES                                                   SHARES FOR    SHARES WITHHELD
--------                                                   -----------   ---------------
A. D. Correll............................................  302,864,583     22,308,088
James F. McDonald........................................  302,831,900     22,340,771

          (2) Other directors whose term of office as director continued after our annual meeting were A. W. Dahlberg, Stuart E. Eizenstat, S. Marce Fuller, David J. Lesar, Robert McCullough, and Ray M. Robinson.

        (3) Proposal to Approve the Mirant Employee Stock Purchase Plan received a majority of votes

FOR            AGAINST      ABSTAIN
---           ----------   ---------
313,740,472   10,396,133   1,036,065

          (4) Stockholder Proposal to Expense Stock Options received a majority of votes

FOR           AGAINST      ABSTAIN
---          ----------   ---------
91,179,236   56,488,140   3,143,967

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

31.1        Certification of Chief Executive Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
            (b) of Section 1350, Chapter 63 of Title 18, United States
            Code)
31.2        Certification of Chief Financial Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
            (b) of Section 1350, Chapter 63 of Title 18, United States
            Code)
32.1        Certification of Chief Executive Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
            (b) of Section 1350, Chapter 63 of Title 18, United States
            Code)
32.2        Certification of Chief Financial Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
            (b) of Section 1350, Chapter 63 of Title 18, United States
            Code)

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K dated February 12, 2003. The Current Report included information under Items 5 and 7. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of August, 2003.

                                          MIRANT CORPORATION

                                          By:        /s/ DAN STREEK
                                            ------------------------------------
                                                         Dan Streek
                                               Vice President and Controller
                                               (Principal Accounting Officer)