Form 10-Q
period 2003-06-30
MIRANT CORP
filed 2003-10-28
CIK 1010775

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
-or -
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	001-16107 (Commission File Number)	58-2056305 (I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia (Address of Principal Executive Offices)		30338 (Zip Code)
(678) 579-5000 (Registrant's Telephone Number, Including Area Code)		www.mirant.com (Web Page)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes     ☒ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     ☒ Yes     ☐ No

        The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at August 27, 2003 was 405,468,084.

DEFINITIONS

Term	Meaning
Brazos	Brazos Electric Power Cooperative
LIBOR	London InterBank Offered Rate
MMBtu	Million British thermal unit
MW	Megawatts
MWh	Megawatt-hour
Mirant Americas Energy Marketing	Mirant Americas Energy Marketing, L.P.
Mirant Americas Generation	Mirant Americas Generation, LLC
Mirant Mid-Atlantic	Mirant Mid-Atlantic, LLC
Mirant New York	Mirant New York, Inc.
Perryville	Perryville Energy Partners, LLC

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

  •
  legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; changes in state, federal and other regulations (including rate and other regulations); changes in, or application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

  •
  the failure of our assets to perform as expected;

  •
  our pursuit of potential business strategies, including the disposition of assets, termination of construction of certain projects or internal restructuring;

  •
  changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing or the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;

  •
  weather and other natural phenomena;

  •
  war, terrorist activities or the occurrence of a catastrophic loss;

  •
  deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or perform obligations or services due to us; and

  •
  the disposition of the pending litigation described in this Form 10-Q as well as the Company's Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarterly period ended March 31, 2003;

Bankruptcy-Related Factors

  •
  the actions and decisions of creditors of Mirant and of other third parties with interests in the voluntary petitions for reorganization filed on July 14, 2003, July 15, 2003, August 18, 2003, and October 3, 2003, by Mirant Corporation and substantially all of its wholly-owned U.S. subsidiaries under Chapter 11 of the Bankruptcy Code;

  •
  the effects of the Chapter 11 filings on our liquidity and results of operations;

  •
  the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

  •
  the ability of Mirant to reach final agreement and close on the committed debtor-in-possession financing, then operate pursuant to the terms thereof; and

  •
  the ability of Mirant to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations.

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

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002 (Restated)	2003	2002 (Restated)
	(In millions, except per share data)
Operating Revenues:
Generation	$1,128	$983	$2,451	$1,690
Integrated utilities and distribution	127	126	256	234
Net trading revenue	(7)	8	39	152

Total operating revenues	1,248	1,117	2,746	2,076
Cost of fuel, electricity and other products	785	576	1,763	948

Gross Margin	463	541	983	1,128

Operating Expenses:
Operations and maintenance	369	302	618	584
Depreciation and amortization	89	73	176	143
Impairment losses and restructuring charges	2,076	341	2,088	896
Gain on sales of assets, net	(25)	(28)	(26)	(28)

Total operating expenses	2,509	688	2,856	1,595

Operating Income (Loss)	(2,046)	(147)	(1,873)	(467)

Other (Expense) Income, net:
Interest expense	(168)	(106)	(311)	(223)
(Loss) gain on sales of investments, net	—	(9)	—	241
Equity in income of affiliates	8	43	15	124
Other, net	27	5	32	29
Interest income	8	6	17	14

Total other (expense) income, net	(125)	(61)	(247)	185

(Loss) From Continuing Operations Before Income Taxes and Minority Interest	(2,171)	(208)	(2,120)	(282)
Provision (Benefit) for Income Taxes	11	(40)	32	(121)
Minority Interest	13	20	28	36

(Loss) From Continuing Operations	(2,195)	(188)	(2,180)	(197)

(Loss) from Discontinued Operations, net of tax (benefit) provision of $0 and $6 for the three months ended June 30, 2003 and and 2002 and $(1) and $5 for the six months ended June 30, 2003 and 2002, respectively	(7)	6	(22)	5

(Loss) before Cumulative Effect of Change in Accounting Principle	(2,202)	(182)	(2,202)	(192)
Cumulative Effect of Change in Accounting Principle, net of taxes of $2 for the six months ended June 30, 2003	—	—	(28)	—

Net (Loss)	$(2,202)	$(182)	$(2,230)	$(192)

Earnings (Loss) Per Share:
Basic:
From continuing operations	(5.42)	$(0.47)	(5.39)	$(0.49)
From discontinued operations	(0.02)	0.02	(0.05)	0.01
From cumulative effect of change in accounting principle	—	—	(0.07)	—

Net (loss)	$(5.44)	$(0.45)	$(5.51)	$(0.48)

Diluted:
From continuing operations	$(5.42)	$(0.47)	$(5.39)	$(0.49)
From discontinued operations	(0.02)	0.02	(0.05)	0.01
From cumulative effect of change in accounting principle	—	—	(0.07)	—

Net (loss)	$(5.44)	$(0.45)	$(5.51)	$(0.48)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,025	$1,706
Funds on deposit	169	180
Receivables, less provision for uncollectibles of $171 and $191 for 2003 and 2002, respectively	2,254	2,099
Price risk management assets	743	1,536
Assets held for sale	—	438
Other	573	561

Total current assets	4,764	6,520

Property, Plant and Equipment, net	8,534	8,408

Noncurrent Assets:
Goodwill, net of accumulated amortization of $300 for 2003 and 2002, respectively	608	2,683
Other intangible assets, net of accumulated amortization of $66 and $67 for 2003 and 2002, respectively	524	535
Investments	199	296
Notes and other receivables, less provision for uncollectibles of $129 and $104 for 2003 and 2002, respectively	81	140
Price risk management assets	515	582
Other	361	259

Total noncurrent assets	2,288	4,495

Total assets	$15,586	$19,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$32	$65
Current portion of long-term debt	1,587	1,731
Accounts payable and accrued liabilities	2,175	2,359
Price risk management liabilities	785	1,535
Transition power agreements and other obligations	557	567
Other	219	388

Total current liabilities	5,355	6,645

Noncurrent Liabilities:
Long-term debt, net of $61 repurchases	7,049	7,091
Price risk management liabilities	1,052	1,196
Transition power agreements and other obligations	225	335
Other	560	551

Total noncurrent liabilities	8,886	9,173

Minority Interest in Subsidiary Companies	256	305
Company Obligated Mandatorily Redeemable Securities of a Subsidiary Holding Solely Parent Company Debentures	345	345
Commitments and Contingencies
Stockholders' Equity:
Common stock, $.01 par value, per share	4	4
Authorized—2,000,000,000 shares
Issued—June 30, 2003: 405,568,084 shares—December 31, 2002: 404,018,156 shares
Treasury—June 30, 2003: 100,000 shares—December 31, 2002: 100,000 shares
Additional paid-in capital	4,918	4,899
Accumulated deficit	(4,074)	(1,844)
Accumulated other comprehensive loss	(102)	(102)
Treasury stock, at cost	(2)	(2)

Total stockholders' equity	744	2,955

Total liabilities and stockholders' equity	$15,586	$19,423

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Comprehensive (Loss)
	(in millions)
Balance, December 31, 2002	$4	$4,899	$(1,844)	$(102)	$(2)
Net loss			(2,230)			$(2,230)
Other comprehensive loss				—		—

Comprehensive loss						$(2,230)

Other		19

Balance, June 30, 2003	$4	$4,918	$(4,074)	$(102)	$(2)

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002
		(Restated)
	(in millions)
Cash Flows from Operating Activities:
Net (loss)	$(2,230)	$(192)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in income of affiliates	(15)	(124)
Dividends received from equity investments	10	20
Cumulative effect of change in accounting principle	28	—
Impairment losses and restructuring charge	2,072	875
Gain on sales of assets and investments	(4)	(269)
Depreciation and amortization	184	170
Amortization of transition power agreements and other obligations (non-cash revenue)	(234)	(200)
Price risk management activities, net	46	(209)
Deferred income taxes	15	35
Minority interest	17	25
Other, net	58	48
Changes in operating assets and liabilities:
Receivables, net	(148)	678
Other current assets	40	87
Other assets	(61)	(4)
Accounts payable and accrued liabilities	(144)	(480)
Taxes accrued	(45)	(63)
Other liabilities	(15)	(41)

Total adjustments	1,804	548

Net cash (used in) provided by operating activities	(426)	356

Cash Flows from Investing Activities:
Capital expenditures	(401)	(804)
Cash paid for acquisitions	(61)	(68)
Issuance of notes receivable	(27)	(177)
Repayments on notes receivable	96	107
Proceeds from the sale of assets	288	215
Proceeds from the sale of minority owned investments	—	1,752
Other	—	(11)

Net cash (used in) provided by investing activities	(105)	1,014

Cash Flows from Financing Activities:
Issuance of short-term debt, net	(34)	36
Proceeds from issuance of long-term debt	127	1,322
Repayment of long-term debt	(200)	(2,653)
Change in debt service reserve fund	5	8
Purchase of TIERS Certificates	(51)	—
Other	(1)	15

Net cash (used in) financing activities	(154)	(1,272)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(1)

Net (Decrease) Increase in Cash and Cash Equivalents	(681)	97
Cash and Cash Equivalents, beginning of period	1,706	793

Cash and Cash Equivalents, end of period	$1,025	$890

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$308	$217
Cash paid (refunds received) for income taxes	$(20)	$(85)
Business Acquisitions:
Fair value of assets acquired	$61	$71
Less cash paid	61	68

Liabilities assumed	$—	$3

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

A.    Description of Chapter 11 Proceedings and Business

  Proceedings under Chapter 11 of the Bankruptcy Code

        On July 14, 2003 and July 15, 2003 ("Petition Date"), Mirant Corporation ("Mirant") and 74 of its wholly-owned subsidiaries in the United States (collectively, the "Original Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"). On August 18, 2003, two additional wholly-owned subsidiaries of Mirant, Mirant EcoElectrica Investments I, Ltd. and Puerto Rico Power Investments Ltd. commenced Chapter 11 cases under the Bankruptcy Code. On October 3, 2003, four of Mirant's affiliates who jointly own the Wrightsville power plant also commenced Chapter 11 cases (the "Wrightsville Debtors" together with Mirant EcoElectrica Investments I, Ltd. and Puerto Rico Power Investments Ltd., the "New Debtors" and the New Debtors together with the Original Debtors, the "Mirant Debtors"). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

        Additionally, on the Petition Date, certain of Mirant's Canadian subsidiaries, Mirant Canada Energy Marketing, Ltd. and Mirant Canada Marketing Investments, Inc., filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. The operations of Mirant and its subsidiaries' in the Philippines and the Caribbean were not included in the Chapter 11 filings.

        The Mirant Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, as debtors-in-possession, each of the Mirant Debtors is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

        In connection with the Chapter 11 filings, certain of the Mirant Debtors obtained a commitment from General Electric Capital Corporation ("GECC"), subject to approval of the Bankruptcy Court, preparing final documentation and the satisfaction of various closing conditions, for a two-year debtor-in-possession credit facility of up to $500 million (the "DIP Facility"). An order approving the DIP Facility was entered by the Bankruptcy Court on October 20, 2003, subject to completion of definitive transaction documents with respect to amendments to the DIP Facility that will provide an option to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility to up to a maximum of $200 million of borrowings. A hearing of the Bankruptcy Court is scheduled for October 29, 2003 to hear objections, if any, relating to the completion of definitive transaction documents. GECC's commitment to provide the DIP Facility is currently scheduled to expire on November 5, 2003. See Note H for further discussion of the DIP Facility.

        Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan of reorganization to be developed by Mirant later in the bankruptcy proceedings.

        Under the Bankruptcy Code, the Mirant Debtors also have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including the payment of accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under that contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor's estate for damages. Due to ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, the Mirant Debtors are unable to project the magnitude of these claims at this time.

        The Mirant Debtors are in the process of evaluating all of their executory contracts in order to determine which contracts will be assumed or rejected. Once the evaluation is complete with respect to each particular contract, the applicable Mirant Debtors will file an appropriate motion with the Bankruptcy Court seeking approval to assume or reject the contract. The court will then determine to grant or deny such motions. As of the date of this filing, the Mirant Debtors have identified the following material contracts to be rejected.

        PEPCO Back to Back Agreement:    On August 28, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject an out-of-market agreement to purchase power from Potomac Electric Power Company ("PEPCO"). Under this agreement, Mirant Americas Energy Marketing is obligated to purchase power from PEPCO in the PJM marketplace at prices that are significantly higher than existing market prices for power. The Mirant Debtors forecast that it would cost such Mirant Debtors which are parties to the contract with PEPCO and their stakeholders in excess of $300 million through 2005 if this agreement were to remain in effect. These anticipated losses, as compared to what could be obtained if market rates were applied, are even greater over the entire life of the agreement, which continues until 2021.

        Perryville Tolling Agreement:    On August 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the tolling agreement with Perryville, which requires a fixed capacity payment and allows Mirant to supply the natural gas needed to fuel the Perryville generation facility and to own and market the facility's output. The rejection was effective as of September 15, 2003. At the time of the rejection, Mirant held a subordinated note receivable from Perryville in the amount of $99 million. Perryville is not required to make payments to Mirant under this note if Mirant fails to make payments under the tolling agreement. As a result, Mirant will not receive any future repayments on this note. Accordingly, the entire balance of the note will be expensed in the third quarter of 2003. Mirant also expects to record a loss of $11 million in the third quarter of 2003 to remove the capital lease obligations and related assets from its consolidated balance sheet.

        On the Petition Date, the Bankruptcy Court granted the Mirant Debtors interim permission to implement a Counterparty Assurance Program. On August 27, 2003, the Bankruptcy Court issued a final order authorizing the Company's Counterparty Assurance Program. Historically, Mirant Americas Energy Marketing, one of the U.S. subsidiaries of Mirant that is also a debtor and debtor-in-possession in the Chapter 11 cases, has engaged in trading and marketing activities including proprietary trading activities for its own account and trading activities to economically hedge Mirant's generation assets, from which various Mirant Debtors have derived value. Mirant Americas Energy Marketing conducts a substantial portion of its business through the use of derivative contracts that may fall within the "safe-harbor" protections set forth in Bankruptcy Code Sections 556 and 560 as well as in other sections of the Bankruptcy Code. The safe harbor provisions permit non-debtor parties to, among other things, exercise certain contractual termination rights and remedies notwithstanding the commencement of a Chapter 11 case. Although case law surrounding the scope of the Bankruptcy Code's safe harbor provisions remains unsettled, if a contract qualifies for safe harbor protection, a non-debtor party may be permitted to terminate or liquidate the contract upon a commencement of a bankruptcy proceeding. In addition, in certain circumstances, commencement of a bankruptcy proceeding may cause automatic termination or liquidation of the contract in accordance with the contractual terms. The Counterparty Assurance Program approved by the Bankruptcy Court supports the ability of the Mirant Debtor's to continue activities designed to maximize the value of their assets without interruption. The Bankruptcy Court orders authorized immediate relief to honor any and all obligations under existing and future trading and marketing contracts (i.e., safe harbor contracts).

        Pursuant to the general terms of Mirant Americas Energy Marketing's derivative trading contracts, upon early termination, settlement payments are determined by the non-defaulting counterparty using mark-to-market valuation methodologies. Given the inherent uncertainties in mark-to-market valuation, Mirant may not be able to realize the net current value of derivative trading contracts that are terminated early as a result of the Chapter 11 filings, or other events of default, due to a potential increase in mark-to-market liabilities and a potential decrease in mark-to-market assets upon settlement. A number of counterparties have exercised early termination rights which will likely result in a loss of value to Mirant. The ultimate impact of these early terminations is not known at this time. In addition, although the terms of most of Mirant Americas Energy Marketing's derivative contracts do not relieve the non-defaulting party of the obligation to pay settlement amounts owing, some of Mirant Americas Energy Marketing's counterparties owing settlement payments may refuse to make such payments absent litigation, further reducing the value of Mirant Americas Energy Marketing's unsettled terminated trading positions.

        On July 24, 2003, the Bankruptcy Court approved an interim procedure requiring certain direct and indirect holders of claims, preferred securities, and common stock to provide at least ten days advance notice of their intent to buy or sell claims against the Mirant Debtors or shares in Mirant Corporation. The Bankruptcy Court entered a final order on September 17, 2003 and such order establishes notice procedures applicable only to those transactions with a person or entity owning (or, because of the transaction, resulting in ownership of) an aggregate amount of claims equal to or in excess of $250 million or such higher amount determined under the order and, with respect to shares, only those persons or entities owning (or, because of the transaction, resulting in ownership of) 4.75% or more of any class of outstanding shares. In addition, each entity or person that owns at least $250 million, or such higher amount determined under the order, of certain claims or preferred securities must provide Mirant and the Creditor Committees with notice of ownership information. The Court's orders also provide for expedited procedures to impose sanctions for a violation of its orders, including monetary damages and, in some cases, the voidance of any such transactions that violate the order. Upon election, a special regime allowing virtually unlimited trading of claims without having to provide notice thereof may be available to certain claimholders, although such electing claimholders may be required to sell a portion of their claims before a specific date.

        The emergency and final relief was sought to prevent potential trades of claims of stock that could negatively impact the Mirant Debtors' United States net operating loss carryforwards and other tax attributes. The U.S. net operating loss carryforwards currently exceed $1 billion and could reach $2.5 billion by the end of 2003. Even with the relief that has been granted, Mirant cannot guarantee that it will be able to benefit from all, or any portion, of the U.S. net operating losses and other tax attributes.

        At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors nor if and when some or all of the Mirant Debtors may emerge from Chapter 11. The prospects for the future results depend on the timely and successful development, confirmation and implementation of a plan of reorganization. There can be no assurance that a successful reorganization plan will be proposed by the Mirant Debtors, supported by Mirant Debtors' creditors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The rights and claims of various creditors and security holders will be determined by the applicable plans as well. Under the priority scheme established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before security holders are entitled to any distributions. The ultimate recovery to creditors and security holders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies, and it is possible that the equity interests in Mirant and the other Mirant Debtors, or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. If no plan of reorganization is approved, it is possible that the assets of any one or more of the Mirant Debtors may be liquidated.

        The accompanying unaudited condensed consolidated financial statements of Mirant have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Mirant's unaudited condensed consolidated financial statements do not reflect adjustments that might be required if Mirant (or each of the Mirant Debtors) is unable to continue as a going concern.

  Overview

        Mirant (formerly Southern Energy, Inc.) and its subsidiaries are an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern").

        Mirant's revenues are generated through the production of electricity in the United States, the Philippines and the Caribbean. In addition, in North America, Mirant trades and markets energy commodities to optimize the financial performance of its power generation business and to take proprietary commodity trading positions, primarily in regions where it owns generating facilities or other physical assets. In the Philippines, over 80% of the Company's generation output is sold under long-term contracts. The Company's operations in the Caribbean include fully integrated electric utilities, which generate power sold to residential, commercial and industrial customers. As of June 30, 2003, Mirant owned or controlled through lease or operating agreements more than 21,000 MW of electric generating capacity. In North America, the Company also had rights to approximately 2.4 billion cubic feet per day of natural gas production, more than 1.8 billion cubic feet per day of natural gas transportation and approximately 2.2 billion cubic feet of natural gas storage as of June 30, 2003. Since June 30, 2003, the Company has substantially reduced its natural gas operations. As a result, its rights to natural gas production, transportation and storage have decreased approximately 82%, 57% and 61%, respectively, since that date.

        Mirant manages its business through two principal operating segments. The Company's North America segment consists of power generation and commodity trading operations managed as an integrated business. The International segment includes power generation businesses in the Philippines, Curacao and Trinidad, and integrated utilities in the Bahamas and Jamaica.

B.    Accounting and Reporting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements (unaudited) of Mirant and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

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

        Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

  Accounting for Reorganization

        The Company has not made any adjustments or reclassifications in these financial statements that will be required in future financial statements under the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under SOP 90-7, the Company will report separately pre-petition liabilities that are subject to compromise, pre-petition liabilities that are not subject to compromise, and post-petition liabilities. In addition, the

Chapter 11 filings represent an additional triggering event that will require an additional evaluation of long-lived assets, intangibles and other assets to determine the impairment in a post-petition operating environment.

  Cumulative Effect of Change in Accounting Principles

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The Company adopted this statement effective January 1, 2003. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. In the first quarter of 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of approximately $3 million, net of taxes, related to its adoption of SFAS No. 143. The Company also recorded property, plant and equipment of $6 million and noncurrent asset retirement obligations of $9 million as of January 1, 2003. The Company's asset retirement obligations are associated primarily with the proper closure or removal of its fuel oil storage tanks, removal of generation facilities and the capping of its ash landfills. The net asset retirement liability as of January 1, 2003 and June 30, 2003, which is reported in other noncurrent liabilities in the Company's balance sheet, and the changes in the net liability for the six months ended June 30, 2003 were as follows (in millions):

Liability at January 1, 2003	$9
Liability settled in 2003	—
Accretion expense in 2003	1

Net liability at June 30, 2003	$10

        Had the Company adopted SFAS No. 143 as of January 1, 2002, its noncurrent asset retirement liabilities would have been approximately $7 million as of January 1, 2002, and our income from continuing operations and net income for the three and six months ended June 30, 2002 would have been lower by less than $1 million. Basic and diluted earnings per share for the three and six months ended June 30, 2002 would not have been affected.

        In October 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Accordingly, energy-related contracts that are not accounted for pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," such as transportation contracts, storage contracts and tolling agreements, are required to be accounted for as executory contracts using the accrual method of accounting and not at fair value. Energy-related contracts that meet the definition of a derivative pursuant to SFAS No. 133 continue to be carried at fair value. In addition, the Task Force observed that accounting for energy-related inventory at fair value by analogy to the consensus on EITF Issue 98-10 is not appropriate and that inventory is not to be recognized at fair value. As a result of the consensus on EITF Issue 02-03, all non-derivative energy trading contracts on the consolidated balance sheet as of January 1, 2003 that existed on October 25, 2002 and inventories that were recorded at fair value have been adjusted to historical cost resulting in a cumulative effect adjustment of $25 million, net of taxes, which was recorded in the first quarter of 2003.

  New Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies (1) under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) when a derivative contains a financing component that should be reflected as a financing on the balance sheet and the statement of cash flows and (3) the definition of the term underlying in SFAS No. 133 to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In addition, SFAS No. 149 also incorporates certain Derivative Implementation Group ("DIG") Implementation Issues. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance is applied to hedging relationships on a prospective basis. Mirant does not believe the adoption of SFAS No. 149 will materially impact the accounting for its derivative contracts.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equities. Under SFAS No. 150, such financial instruments are required to be classified as liabilities in the statement of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Mirant's existing financial instruments beginning on July 1, 2003. Mirant is currently evaluating the impact of the adoption of this statement to determine the effect on its consolidated results of operations, cash flows and financial position.

        On June 25, 2003, the FASB cleared the guidance contained in DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of "Not Clearly and Closely Related" in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." DIG Issue C20, which applies only to the guidance in paragraph 10(b) of SFAS No. 133 and not in reference to embedded derivatives, describes three circumstances in which the underlying in a price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be "not clearly and closely related to the asset being sold or purchased." The guidance in DIG Issue C20 is effective for Mirant on October 1, 2003. Mirant is currently assessing DIG Issue C20 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

        In July 2003, the EITF reached consensus on EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes" that address whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, Mirant considered EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," and determined that realized gains and losses on derivative contracts not held for trading purposes should be reported on a net basis. Under the EITF's consensus, transition for this issue would be for transactions or arrangements entered into by Mirant after September 30, 2003. Mirant reflects realized and unrealized gains and losses on electricity derivative contracts not held for trading purposes in generation revenues on a net basis in the unaudited condensed consolidated statements of operations. Mirant reflects realized and unrealized gains and losses on fuel derivative contracts not held for trading purposes in cost of fuel, electricity and other products on a net basis in the unaudited condensed consolidated statements of operations.

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

  Commodity Trading Activities

        Commodity trading activities are accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, energy trading contracts are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value and volatility factors underlying options and contractual commitments, price activity for equivalent or synthetic instruments in markets located in different time zones and counterparty credit quality. The net realized gain or loss and net unrealized gain or loss resulting from the change in the fair value of energy trading contracts are reported as "net trading revenues." Prior to the effective date of EITF Issue 02-03, all energy trading contracts, including transportation and storage contracts and inventory held for trading purposes, were marked-to-market under the provisions of EITF Issue 98-10.

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

  Derivative Financial Instruments

        SFAS No. 133 requires that derivative financial instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and the realized gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to cash flow hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected within other current and non-current assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. The assets and liabilities related to derivative instruments that do not qualify for hedge accounting treatment are included in price risk management assets and liabilities. The assets and liabilities related to derivative instruments that are associated with assets and liabilities held for sale are presented net within those captions on our accompanying unaudited condensed consolidated balance sheets. Many of Mirant's electricity sales and fuel supply agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under SFAS No. 133 and are therefore exempt from fair value accounting treatment. The majority of the Company's commodity derivative financial instruments do not qualify for hedge accounting and therefore changes in such instruments' fair value are recognized currently in earnings. Unless the contract is for trading purposes, changes in fair value of electricity derivative financial instruments are reflected in generation revenue and changes in fair value of fuel derivative contracts are reflected in cost of fuel and other products in the unaudited condensed consolidated statements of operations.

  Stock-Based Compensation

        Mirant accounts for its stock-based employee compensation plans under the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, compensation expense for employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair- value-based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data). See also Note 12 to Mirant's Form 10-K for the year ended December 31, 2002 for further information regarding its stock-based compensation plans and the assumptions used to compute pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Net (loss), as reported	$(2,202)	$(182)	$(2,230)	$(192)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(7)	(12)	(12)

Pro forma net (loss)	$(2,210)	$(189)	$(2,242)	$(204)

(Loss) per share:
Basic—as reported	$(5.44)	$(0.45)	$(5.51)	$(0.48)

Basic—pro forma	$(5.46)	$(0.47)	$(5.54)	$(0.51)

Diluted—as reported	$(5.44)	$(0.45)	$(5.51)	$(0.48)

Diluted—pro forma	$(5.46)	$(0.47)	$(5.54)	$(0.51)

C.    Restatement and Reclassifications

        The unaudited condensed consolidated financial statements of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments.

  Discontinued Operations

        The financial statements for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002 includes the following components of the Company that will be disposed of or have been disposed of in 2003: Mirant Americas Energy Capital, LP ("Mirant Americas Energy Capital"), Mirant Canada Energy Capital, Ltd. ("Mirant Canada Energy Capital"), Mirant Europe B.V., the Neenah generating facility in Wisconsin and the Tanguisson power plant in Guam. Income (loss) from discontinued operations for the three and six months ended June 30, 2002 also includes the operations of Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia and the State Line generating facility in Indiana which were disposed of in 2002.

        A summary of the operating results for these discontinued operations for the three and six months ended June 30, 2003 and 2002 follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Operating revenue	$—	$35	$4	$67
Operating expenses, including other (expense) income, net	(7)	(23)	(27)	(57)

Income (loss) before income taxes	(7)	12	(23)	10
Income tax benefit (provision)	—	(6)	1	(5)

Net (loss) income	$(7)	$6	$(22)	$5

        The table below presents the components of the balance sheet accounts classified as current assets and liabilities held for sale as of December 31, 2002 (in millions):

December 31, 2002
Current Assets:
Current assets	$73
Property, plant and equipment	128
Investments	4
Notes receivable	228
Other assets	5

Total current assets held for sale	$438

Current Liabilities:
Taxes and other payables	$10
Deferred taxes	3
Debt	106
Other liabilities	6

Total current liabilities related to assets held for sale	$125

        Total current liabilities related to assets held for sale are included in other current liabilities in the condensed consolidated balance sheets. No balance sheet accounts were classified as assets held for sale or liabilities held for sale at June 30, 2003.

  Restatement of Consolidated Financial Statements

        In addition to the changes to the Company's previously issued financial statements required by the adoption of SFAS No. 144, management has identified certain errors which necessitated a restatement of the Company's second quarter 2002 consolidated financial statements. The reclassifications also include the net presentation of revenues and expenses associated with energy trading activities required by EITF Issue 02-03. The following tables and discussion highlight the effects of the restatement adjustments and reclassifications on the previously reported unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2002 (in millions).

  Consolidated Statements of Operations

	For the Three Months Ended June 30, 2002
	Increase (Decrease) Due To:
	As Previously Reported	Discontinued Operations	EITF Issue 02-03	Restatement Adjustments	As Restated
Operating Revenues:
Generation	$6,008	$(44)	$(4,866)	$(115)	$983
Integrated utilities and distribution	126	—	—	—	126
Net trading revenue	—	—	8	—	8

Total operating revenues	6,134	(44)	(4,858)	(115)	1,117
Cost of fuel, electricity and other products	5,554	(21)	(4,858)	(99)	576

Gross Margin	580	(23)	—	(16)	541

Operating Expenses:
Operations and maintenance	316	(14)	—	—	302
Depreciation and amortization	79	(6)	—	—	73
Impairment losses and restructuring charges	345	(3)	—	(1)	341
Gain on sales of assets, net	(27)	1	—	(2)	(28)

Total operating expenses	713	(22)	—	(3)	688

Operating (Loss)	(133)	(1)	—	(13)	(147)

Other (Expense) Income, net:
Interest expense	(107)	3	—	(2)	(106)
Gain on sales of investments, net	(9)	—	—	—	(9)
Equity in income of affiliates	42	—	—	1	43
Other, net	4	1	—	—	5
Interest income	15	(11)	—	2	6

Total other expense, net	(55)	(7)	—	1	(61)

(Loss) From Continuing Operations Before Income Taxes and Minority Interest	(188)	(8)	—	(12)	(208)
Provision (Benefit) for Income Taxes	16	(4)	—	(52)	(40)
Minority Interest	18	—		2	20

(Loss) From Continuing Operations	(222)	(4)	—	38	(188)

Income from Discontinued Operations, net of taxes of $1	2	4	—	—	6

Net (Loss)	$(220)	$—	$—	$38	$(182)

Earnings (Loss) Per Share:
Basic:
From continuing operations	$(0.55)	$(0.47)
From discontinued operations	—	0.02

Net loss	$(0.55)	$(0.45)

Diluted:
From continuing operations	$(0.55)	$(0.47)
From discontinued operations	—	0.02

Net loss	$(0.55)	$(0.45)

        Operating revenue for the three months ended June 30, 2002 was adjusted by $115 million primarily as a result of the following restatement adjustments:

  •
  a decrease due to the reclassification of $98 million to eliminate intercompany revenues;

  •
  a decrease of $24 million for certain power purchase agreements previously accounted for as executory contracts that are now reflected at fair value under SFAS No. 133;

  •
  an increase of $2 million to reverse mark-to-market losses on energy loans held by Mirant's Energy Capital business, which were previously accounted for at fair value;

  •
  an increase of $21 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133; and

  •
  a decrease of $16 million as a result of mark-to-market adjustments in Mirant's natural gas trading business.

        Cost of fuel, electricity and other products, excluding depreciation, for the three months ended June 30, 2002 was adjusted by $99 million primarily as a result of the reclassification of $98 million to eliminate intercompany trading expenses, offset by the reversal of $17 million of contra-expense during the three months ended June 30, 2002 due to the change in the accounting for certain power purchase agreements to fair value accounting.

        The provision for income tax for the three months ended June 30, 2002 was adjusted primarily as a result of the increase in the tax benefit related to the impairment of the Western Power Distribution

Holdings Limited and WPD Investment Holdings (collectively, WPD) investment and as a result of the tax effect of the other restatement adjustments described above.

	For the Six Months Ended June 30, 2002
	Increase (Decrease) Due To:
	As Previously Reported	Discontinued Operations	EITF Issue 02-03	Restatement Adjustments	As Restated
Operating Revenues:
Generation	$12,808	$(391)	$(10,366)	$(361)	$1,690
Integrated utilities and distribution	234	—	—	—	234
Net trading revenue	—	—	152	—	152

Total operating revenues	13,042	(391)	(10,214)	(361)	2,076
Cost of fuel, electricity and other products	11,852	(353)	(10,214)	(337)	948

Gross Margin	1,190	(38)	—	(24)	1,128

Operating Expenses:
Operations and maintenance	603	(24)	—	5	584
Depreciation and amortization	156	(12)	—	(1)	143
Impairment losses and restructuring charges	907	(14)	—	3	896
Gain on sales of assets, net	(27)	1	—	(2)	(28)

Total operating expenses	1,639	(49)	—	5	1,595

Operating (Loss)	(449)	11	—	(29)	(467)

Other (Expense) Income, net:
Interest expense	(226)	6	—	(3)	(223)
Gain on sales of investments, net	282	—	—	(41)	241
Equity in income of affiliates	120	—	—	4	124
Other, net	28	1	—	—	29
Interest income	32	(21)	—	3	14

Total other expense, net	236	(14)	—	(37)	185

(Loss) From Continuing Operations Before Income Taxes and Minority Interest	(213)	(3)	—	(66)	(282)
Provision (Benefit) for Income Taxes	(17)	(2)	—	(102)	(121)
Minority Interest	34	—	—	2	36

(Loss) From Continuing Operations	(230)	(1)	—	34	(197)

Income from Discontinued Operations, net of taxes of $3	4	1	—	—	5

Net (Loss)	$(226)	$—	$—	$34	$(192)

Earnings (Loss) Per Share:
Basic:
From continuing operations	$(0.57)				$(0.49)
From discontinued operations	0.01				0.01

Net loss	$(0.56)				$(0.48)

Diluted:
From continuing operations	$(0.57)				$(0.49)
From discontinued operations	0.01				0.01

Net loss	$(0.56)				$(0.48)

        Operating revenue for the six months ended June 30, 2002 was adjusted by $361 million primarily as a result of the following restatement adjustments:

  •
  a decrease due to the reclassification of $328 million to eliminate intercompany revenues;

  •
  a decrease of $9 million for certain power purchase agreements previously accounted for as executory contracts that are now reflected at fair value under SFAS No. 133;

  •
  a decrease of $30 million to record a full requirements contract in Texas at fair value;

  •
  an increase of $26 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133; and

  •
  a decrease to reclassify to cost of fuel, electricity, and other products, liquidation damages of $20 million related to a receivable from Enron.

        Cost of fuel, electricity and other products, excluding depreciation, for the six months ended June 30, 2002 was adjusted by $337 million primarily as a result of the reclassification of $328 million to eliminate intercompany trading expenses and to reclassify the liquidation damages of $20 million related to a receivable from Enron. These amounts were offset by the reversal of $34 million of contra-expense during the six months ended June 30, 2002 due to the change in the accounting for certain power purchase agreements to fair value accounting.

        Gain on sale of investments, net was adjusted by $41 million, as a result of changes in the calculation of the gain recognized from the Company's sale of its Bewag investment in the first quarter of 2002.

        The provision for income tax for the six months ended June 30, 2002 was adjusted primarily as a result of the increase in the tax benefit related to the impairment of the WPD investment and as a result of the tax effect of the other restatement adjustments described above.

  Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2002
	As Previously Reported	As Restated
Cash Flows from Operating Activities:
Net (loss)	$(226)	$(192)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in income of affiliates	(120)	(124)
Dividends received from equity investments	20	20
Impairment losses and restructuring charge	872	875
Gain on sales of assets and investments	(309)	(269)
Depreciation and amortization	171	170
Amortization of transition power agreements and other obligations (non-cash revenue)	(261)	(200)
Price risk management activities, net	(141)	(209)
Deferred income taxes	142	35
Minority interest	23	25
Other, net	31	48
Changes in operating assets and liabilities:
Receivables, net	666	678
Other current assets	122	87
Other assets	6	(4)
Accounts payable and accrued liabilities	(466)	(480)
Taxes accrued	(146)	(63)
Other liabilities	(31)	(41)

Total adjustments	579	548

Net cash provided by operating activities	353	356

Cash Flows from Investing Activities:
Capital expenditures	(811)	(804)
Cash paid for acquisitions	(68)	(68)
Issuance of notes receivable	(177)	(177)
Repayments on notes receivable	107	107
Proceeds from the sale of assets	1,968	215
Proceeds from the sale of minority owned investments	*	1,752
Other	(11)	(11)

Net cash provided by investing activities	1,008	1,014

Cash Flows from Financing Activities:
Issuance of short-term debt, net	37	36
Proceeds from issuance of long-term debt	1,322	1,322
Repayment of long-term debt	(2,653)	(2,653)
Change in debt service reserve fund	7	8
Other	24	15

Net cash used in financing activities	(1,263)	(1,272)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	97	97
Cash and Cash Equivalents, beginning of period	860	793

Cash and Cash Equivalents, end of period	$957	$890

*
Classification of certain amounts has changed in the current year.

        Operating cash flows in the six months ended June 30, 2002 increased by $3 million primarily as a result of the restatement of the Company's cash balances at both December 31, 2001 and June 30, 2002, and the reclassification of certain expenditures relating to capital items from operating activities to investing activities.

D. Price Risk Management Assets and Liabilities

        As of June 30, 2003, the fair value, net of credit reserves, of Mirant's price risk management portfolio is as follows:

	Price Risk Management
	Assets at June 30, 2003	Liabilities at June 30, 2003
Electricity	$472	$1,260
Natural gas	729	557
Crude oil	19	13
Other	38	7

Total	$1,258	$1,837

        As of June 30, 2003, the fair value of certain long-term power purchase agreements included in price risk management liabilities was $831 million.

        Power sales agreements and contracts that are used to mitigate exposure to commodity prices but do not meet the definition of a derivative or are excluded from fair value accounting under certain exceptions in SFAS No. 133 are accounted for as executory contracts.

        Excluding certain long-term power purchase agreements included in price risk management liabilities, the volumetric weighted average maturity, or weighted average tenor, of the North American portfolio at June 30, 2003 was 1.1 years. The net notional amount, or net long position, of the price risk management assets and liabilities at June 30, 2003 was approximately 6.3 million equivalent MWh. The term of the long-term power purchase agreements excluded from the North American portfolio, as discussed above, at June 30, 2003 is presented below.

	Long-Term Power Purchase Agreements
	Quantity(MW)	Term
Ohio Edison	450	2005
Panda	230	2021
Montgomery County Resource Recovery Facility	50	2003

E. Dispositions and Acquisitions

  Dispositions

        Tanguisson:    In April 2003, Mirant completed the sale of its Tanguisson power plant in Guam for approximately $16 million, which approximated book value.

        Mirant Americas Energy Capital:    In May and August 2003, Mirant Americas Energy Capital completed the sale of the two remaining investments held by Mirant Americas Energy Capital for approximately $41 million and $3 million, respectively, which approximated book value.

        Mirant Canada operations:    In May 2003, Mirant announced that it had entered into agreements to sell its Canadian natural gas aggregator services contracts, a significant portion of its natural gas transportation contracts and a portion of its storage contracts. The contracts included in the sale represent 380 million cubic feet per day of natural gas transportation assets and approximately 1.3 billion cubic feet of natural gas storage, as well as Mirant's "netback pool." The netback pool represents natural gas marketing contracts that aggregate and market the supply of natural gas from over 500 Canadian natural gas producers associated with the former TransCanada pool business. As part of the sale agreements, Mirant paid approximately $27 million. The sale closed in July 2003. Mirant estimates that it will recognize a pre-tax gain of approximately $46 million related to this transaction.

        Birchwood:    In May 2003, Mirant announced that it had entered an agreement to sell all but one half of one percent of its 50% ownership interest in the Birchwood generating plant located near Fredricksburg, Virginia. On October 9, 2003, the Bankruptcy Court entered an order approving the consummation of the sale (to the extent relevant to the Mirant Debtors), subject to certain conditions. The sale is expected to close during 2003.

        Perryville Tolling Agreement:    In May 2003, Mirant entered into an agreement (the "Termination Agreement") to terminate the tolling agreement with Perryville Energy Partners, LLC ("Perryville"), provided the sale of the Perryville Power Station facility to Entergy Services, Inc. ("Entergy") closes. The Termination Agreement expired on August 27, 2003. On August 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the tolling agreement with Perryville, which requires a fixed capacity payment and allows Mirant to supply the natural gas needed to fuel the Perryville generation facility and to own and market the facility's output. The rejection was effective as of September 15, 2003. At the time of the rejection, Mirant held a subordinated note receivable from Perryville in the amount of $99 million. Perryville is not required to make payments to Mirant under this note if Mirant fails to make payments under the tolling agreement. As a result, Mirant will not receive any future repayments on this note. Accordingly, the entire balance of the note will be expensed in the third quarter of 2003. Mirant also expects to record a loss of $11 million in the third quarter of 2003 to remove the capital lease obligations and related assets from its consolidated balance sheet.

        The financial statements for current and prior years have been reclassified to report the revenues and expenses separately as discontinued operations for the asset sales of Neenah, Mirant Americas Energy Capital and Tanguisson. (See Note C)

  Joint Venture Activity

        Toledo and Panay:    In June 2003, Mirant Global Corporation ("MGC"), a wholly-owned subsidiary of Mirant (Philippines) Corporation ("MPC"), entered into an agreement with the First Metro Investment Corporation Group ("the FMIC Group") to pursue business opportunities in power generation in the Visayas region of the Philippines. The FMIC Group agreed to acquire the entire equity interest in Panay Power Corporation, a 72 MW power generation company on the island of Panay and a 22.8 MW generation asset of the Sunrise Power Company located in the island of Luzon. The total acquisition cost of these two projects is approximately $64 million in addition to the assumption of the project debt at Panay Power Corporation of approximately $35 million. Also, a new project debt of approximately $6.4 million is to be raised for the 22.8 MW generation asset on the island of Panay. The transaction is expected to close during the fourth quarter of 2003, however various conditions must be satisfied before its financial close. The FMIC Group has agreed to contribute its equity interest in Panay Power Corporation and the 22.8 MW generation asset to a wholly owned subsidiary of MGC in exchange for a 50% ownership interest in MGC. MGC will become a 50/50 joint venture company between the FMIC Group and MPC after completion of the transaction. MPC's investment in MGC at June 30, 2003 aggregated $22.3 million. The FMIC Group and MPC have agreed not to transfer all or any of their shares in MGC for a period of three years. No gain or loss was recorded as a result of this transaction.

F. Goodwill and Other Intangible Assets

  Goodwill

        Following is a summary of the changes in goodwill for the six months ended June 30, 2003 (in millions):

	North America	International	Total
Goodwill, December 31, 2002	$2,074	$609	$2,683
Impairment losses	(2,067)	—	(2,067)
Purchase accounting, reclassifications, disposal and tax adjustments	(7)	(1)	(8)

Goodwill, June 30, 2003	$—	$608	$608

        Upon the adoption of SFAS No. 141, "Business Combinations," Mirant reclassified its intangible assets relating to trading rights resulting from business combinations, to goodwill effective January 1, 2002. The reclassification increased goodwill by $149 million, net of accumulated amortization of $13 million and decreased intangible assets by a corresponding amount. During the six months ended June 30, 2003, Mirant disposed of the Tanguisson power plant in Guam and finalized its purchase accounting adjustments for West Georgia and TransCanada assets, resulting in reclassifications among deferred taxes, prepaid assets and goodwill.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," Mirant evaluates its goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill (Step I), further analysis is required to determine if the amount of recorded goodwill is impaired. The impairment charge is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II).

        As a result of two credit rating downgrades, the public opposition by certain influential banks that did not support Mirant's restructuring proposals, material unfavorable variances to its prior plan through the second quarter and a lawsuit filed against its restructuring proposal by Mirant Americas Generation bondholders, Mirant reassessed its goodwill for impairment at June 30, 2003.

        The results of the Company's Step I analysis, indicated that a goodwill impairment existed at June 30, 2003. Using the data from Step I, Mirant completed a Step II analysis. Mirant's resulting estimate of impairment is $2.1 billion, which is reflected as an impairment expense in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2003.

  Other Intangible Assets

        Following is a summary of intangible assets as of June 30, 2003 and December 31, 2002 (in millions):

		June 30, 2003		December 31, 2002
	Weighted Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	30 years	$207	$(31)	$207	$(29)
Development rights	35 years	217	(21)	217	(18)
Emissions allowances	32 years	131	(10)	131	(8)
Other intangibles	14 years	35	(4)	47	(12)

Total other intangible assets		$590	$(66)	$602	$(67)

        Substantially all of Mirant's other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging up to 40 years. Amortization expense was approximately $5 million and $6 million for the three months ended June 30, 2003 and 2002, respectively, and $9 million and $10 million for the six months ended June 30, 2003 and 2002, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $19 million for each of the following five years.

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

        As described in "Critical Accounting Policies and Estimates," the carrying value of certain intangible assets above may be impaired in light of the bankruptcy filings and the changes to the Company strategy that will result in the plan of reorganization.

G. Restructuring Charges and Impairment Losses

        Mirant adopted a plan in March 2002 to restructure its operations by exiting certain activities (including its European trading and marketing business), canceling and suspending planned power plant developments, closing business development offices, and severing employees in an effort to better position the Company to operate in the current business environment. During the three and six months ended June 30, 2003, Mirant recorded additional restructuring charges of $5 million and $12 million, respectively. Additional impairment losses of approximately $5 million for the six months ended June 30, 2003 were incurred as a result of Mirant's restructuring efforts to reduce costs and sell non-strategic assets.

        In September 2003, Mirant initiated a workforce reduction program to size its organization to a level more indicative of the current business environment. Mirant estimates that it will reduce approximately 125 North American and 225 Corporate positions as part of this program. The severance costs are estimated to be $18 million and are expected to reduce labor costs by approximately $45 million annually. Mirant expects to record the majority of the severance and employee termination-related expense in the fourth quarter of 2003.

        Components of the restructuring charges for the three and six months ending June 30, 2003 and 2002 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Impairment losses	$2,071	$317	$2,076	$598
Restructuring charges:
Costs to cancel equipment orders and service agreements per contract terms	2	3	4	256
Severance of employees and other employee termination-related charges	3	21	8	42

Total restructuring charges	5	24	12	298

Total impairment losses and restructuring charges	$2,076	$341	$2,088	$896

        During the six months ended June 30, 2003, Mirant terminated approximately 191 employees as part of its restructuring. For the six months ended June 30, 2003, Mirant paid $20 million related to restructuring charges recorded in that period. As of June 30, 2003 and 2002, Mirant had approximately $1 million and $247 million, respectively, accrued for restructuring, as follows (in millions):

		Adjustments (Statement of Operations Impact)
	Balance at January 1, 2003			Cash Payments	Other Adjustments		Balance at June 30, 2003
		Expense	Reversal			Reclassification
Costs to cancel equipment orders and service agreements per contract terms	$—	$(4)	$—	$4	$—	$—	$—
Costs to sever employees and other employee-termination related costs	(9)	(12)	4	16	$—	—	(1)

Total	$(9)	$(16)	$4	$20	$—	$—	$(1)

		Adjustments (Statement of Operations Impact)
	Balance at January 1, 2003			Cash Payments	Other Adjustments		Balance at June 30, 2002
		Expense	Reversal			Reclassification
							(Restated)
Costs to cancel equipment and projects	$—	$(256)	$—	$27	$(5)	$—	$(234)
Costs to sever employees and other employee-termination related costs	—	(52)	10	27	2	—	(13)

Total	$—	$(308)	$10	$54	$(3)	$—	$(247)

H. Debt

       The following developments have occurred in the Company's debt structure since December 31, 2002.

  Debtor-in-Possession Financing

        In connection with the Chapter 11 filings, certain of the Mirant Debtors obtained a commitment from General Electric Capital Corporation ("GECC"), subject to approval of the Bankruptcy Court, preparing final documentation and the satisfaction of various closing conditions, for a two-year debtor-in-possession credit facility of up to $500 million (the "DIP Facility"). An order approving the DIP Facility was entered by the Bankruptcy Court on October 20, 2003, subject to completion of definitive transaction documents with respect to amendments to the DIP Facility that will provide an option to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility to up to a maximum of $200 million of borrowings. A hearing of the Bankruptcy Court is scheduled for October 29, 2003 to hear objections, if any, relating to the completion of definitive transaction documents. GECC's commitment to provide the DIP Facility is currently scheduled to expire on November 5, 2003. Upon satisfaction of all closing conditions, borrowings under the DIP Facility will be secured by substantially all of the assets of the participating Mirant Debtors. Interest on the DIP Facility will be computed based on LIBOR plus 350 basis points or prime rate plus 250 basis points. Certain covenants will apply to the operations and activities of the participating Mirant Debtors, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures and asset sales. In addition, the borrowers' ability to utilize the DIP Facility will initially be limited to $200 million of which, up to $150 million of letters of credit may be issued to holders of cash collateral and up to $50 million of letters of credit may be issued for trading activities. Upon an agreement with the respective official committees, the entry of a final order approving a risk management policy for the Mirant Debtors or as otherwise ordered by the Bankruptcy Court, the maximum utilization amount will be increased to $300 million and the other utilization limits will expire. Any utilization of the DIP Facility in excess of $300 million or, with respect to Mirant Corporation and its non-Mirant Americas Generation subsidiaries, including Mirant Americas Energy Marketing, in excess of $200 million will require additional Bankruptcy Court approval or agreement with the respective official committees.

  Mirant Corporation and Mirant Americas Generation, LLC

        Due to the proceedings under Chapter 11, as of October 3, 2003, Mirant Corporation is in default under approximately $4.1 billion of outstanding debt and on obligations to cash collateralize $774 million of outstanding letters of credit. Mirant Americas Generation is in default under $2.8 billion of outstanding debt. Mirant Corporation has sought and received a final order from the Bankruptcy Court authorizing it to extend specified letters of credit issued under a pre-petition credit facility pursuant to an amendment to such credit facility entered into with the lenders and the letter of credit issuing bank. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and Mirant Americas Generation, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan of reorganization. Therefore, the amounts of outstanding debt shown above may not reflect actual cash outlays in the future period.

  West Georgia Generating Company, LLC—Credit Facility

        Due to the proceedings under Chapter 11, West Georgia Generating Company, LLC is in default under its $140 million secured credit facility. As noted earlier, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and its subsidiaries that filed for protection under Chapter 11, including West Georgia Generating Company, LLC, including any action to collect pre-petition indebtedness or to exercise additional control over the property of the bankruptcy estate.

  Mirant Americas Development Capital, LLC—Domestic Turbine Lease Facility

        On May 29, 2003, the commitments under the $500 million "true-funding" tranche of the domestic turbine lease facility (the Series A1 Notes, the Series B1 Notes and the Series C1 Certificates) were reduced to $231 million. In addition, Mirant Americas Development Capital paid $2 million and $27 million under the lease facility in the three months ended March 31, 2003, and June 30, 2003, respectively. The amount outstanding under the Series A1 Notes, the Series B1 Notes and the Series C1 certificates was $214 million at July 14, 2003 and June 30, 2003, of which approximately

$192 million was recourse to Mirant Corporation pursuant to its guarantee of certain obligations of Mirant Americas Development Capital. As noted above, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and its subsidiaries that filed for protection under Chapter 11, including Mirant Americas Development Capital, including any action to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate.

  Mirant Asset Development and Procurement B.V.—Europe Power Island Lease

        In February 2003, Mirant Asset Development and Procurement B.V. repaid and terminated its Power Island Acquisition Facility.

  Mirant Americas Energy Capital—Three Year Credit Facility

        In March 2003, Mirant Americas Energy Capital terminated and repaid the outstanding $50 million under its credit facility.

  Mirant Curacao Investments II—Credit Facility

        In October 2002, Mirant Curacao Investments II ("Mirant Curacao") entered into a $20 million five-year partial amortizing credit facility with RBTT Merchant Bank Limited, Trinidad. The loan is secured by the shares and assets of Mirant Curacao. In addition, the loan is guaranteed by Mirant Curacao Investments Ltd. ("MCI"), a wholly owned subsidiary of Mirant Curacao, and is secured by dividends paid to MCI with respect to common shares of Curacao Energy Company, Ltd. and preferred shares of Integrated Utilities Holding N.V. and the proceeds of certain put/call options with respect to such preferred shares. Initially the loan was also secured by a guarantee issued by Mirant Corporation. The Chapter 11 filing by Mirant Corporation—as guarantor under the credit facility—triggered a default under the credit facility. Subsequent to the Chapter 11 filing, Mirant Curacao was able to secure a waiver of the default and a release of the Mirant Corporation guarantee.

  Jamaica Public Service Company—Credit Facilities

        In March 2003, Jamaica Public Service Company ("JPSCO"), in which Mirant has an 80% ownership interest, entered into a $30 million, 7 year amortizing credit facility with RBTT Merchant Bank Limited, Trinidad. In May 2003, JPSCO entered into a $45 million, 11.5 year amortizing credit facility with International Finance Corporation. Principal payments for this facility begin in 2007. The $30 million, 7 year amortizing credit facility refinanced an existing short-term loan that was used to finance the Bogue construction facility. The $45 million, 11.5 year amortizing credit facility was used to finance the Bogue construction project. Both loans are non-recourse to Mirant.

I. Comprehensive Loss

        Comprehensive loss includes: unrealized gains and losses on certain derivatives that qualify as cash flow hedges, hedges of net investments, and available for sale securities; the translation effects of foreign net investments; adjustments for additional minimum pension liabilities; and the Company's proportionate share of other comprehensive income or loss of affiliates. The following table sets forth the comprehensive loss for the three and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Net (loss)	$(2,202)	(182)	$(2,230)	$(192)
Other comprehensive (loss) income	12	11	—	28

Comprehensive (loss)	$(2,190)	$(171)	$(2,230)	$(164)

        Components of accumulated other comprehensive loss consisted of the following (in millions):

Balance, December 31, 2002	$(102)
Other comprehensive (loss) for the period:
Net change in fair value of derivative hedging instruments, net of tax effect of $1 million	(1)
Reclassification of derivative net gains to earnings, net of tax effect of $(5)	9
Cumulative translation adjustment	(20)
Unrealized gains on TIERS investments	12

Other comprehensive (loss)	—

Balance, June 30, 2003	$(102)

        The $102 million balance of accumulated other comprehensive loss as of June 30, 2003 includes the impact of a $4 million loss related to interest rate hedges, a $58 million loss related to deferred interest rate swap hedging losses, $42 million of foreign currency translation losses, $8 million representing Mirant's share of accumulated other comprehensive losses of unconsolidated affiliates and $2 million of minimum pension liability, offset by $12 million of gains related to its "available for sale" securities described below.

        During the first quarter of 2003, Mirant paid $51 million to purchase $83 million in aggregate principal amount of TIERS Fixed Rate Certificates that are secured by other underlying Mirant bond instruments. Mirant may sell TIERS Certificates or extinguish the underlying Mirant debt. Mirant treats the TIERS Certificates as "available for sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Consequently, Mirant marks the TIERS Certificates to market and records gains or losses in OCI. For balance sheet presentation purposes, the Company's investment in TIERS certificates is netted against its long-term debt in the condensed consolidated balance sheets.

        Pursuant to the Chapter 11 filings, interest payments have been suspended on the debt associated with the interest rate swaps. Therefore, the remaining after-tax losses relating to interest rate hedges included in OCI, which totaled $61 million as of June 30, 2003, will be reclassified from OCI into earnings in the third quarter of 2003, effective with the Chapter 11 filing.

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

  Effect of Chapter 11 Filings

        As discussed above under Note A—Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, August 18, 2003, and October 3, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of Mirant's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization. The subsidiaries of Mirant that operate in the Philippines and the Caribbean were not included in the Chapter 11 filings.

        As debtors-in-possession, the Mirant Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. On September 23, 2003, Mirant filed a motion in the Bankruptcy Court to extend the Bankruptcy Court's automatic stay of litigation to include litigation against the officers, directors, managers and certain potential indemnities of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the business of the Mirant Debtors or outstanding legal proceedings.

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

        On May 19, 2003, the United States District Court for the Southern District of California denied motions filed by the plaintiffs seeking to have the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo's Day and Night Pharmacy, J&M Karsant, and Bronco Don Holdings suits filed between April 23, 2002 and May 24, 2002 remanded to the California state courts in which they were originally filed and from which they had been removed by the defendants. On August 28, 2003, the district court granted the motions to dismiss filed by the defendants in these seven cases.

        California Receivables:    In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the PX and the CAISO for certain power purchases, including purchases from Mirant. Both the PX and PG&E filed for bankruptcy protection in 2001. As of June 30, 2003, the Company has outstanding receivables for power sales made in California totaling $364 million. The Company does not expect any payments to be received for these sales until the FERC issues final rulings in the proceeding it initiated in July 2001 to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001.

        FERC Show Cause Proceeding Relating to Trading Practices:    On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant entities, that a FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") and portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identifies certain specific trading practices that the FERC indicates could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order requires the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant entities, will then have to demonstrate why those transactions were not violations of the PX and CAISO tariffs. The FERC also stated that the parties could try to settle these issues with the FERC Trial Staff. If the FERC finds that the Mirant entities engaged in transactions that violated the PX or CAISO tariffs between January 1, 2000 through June 20, 2001 or the issue is resolved pursuant to settlement, the FERC could require the disgorgement of profits made on those transactions and could impose other non-monetary penalties. On September 30, 2003, the Company filed with the FERC an agreement, dated September 25, 2003, entered into between the Company and the FERC Trial Staff, under which Mirant would pay $332,411 to settle the show cause proceeding initiated by the FERC on June 25, 2003. That settlement is subject to the approval of the FERC and the bankruptcy court.

  Mirant Americas Generation Bondholder Suit

        On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Inc., Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars. Mirant has removed this suit to the United States District Court for the District of Delaware. The committee representing unsecured creditors of Mirant Americas Generation, LLC has filed a motion in Mirant's bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, Inc., certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit.

  Shareholder Derivative Litigation

        Four purported shareholders' derivative suits have been filed against Mirant, its directors and certain officers. These lawsuits allege the directors breached their fiduciary duty by allowing the Company to engage in alleged unlawful or improper practices in the California energy markets in 2000 and 2001. The Kester and White suits pending in the Superior Court of Fulton County, Georgia were consolidated on March 13, 2003, with the name of the consolidated action being In re Mirant Corporation Derivative Litigation. The consolidated action has been removed by Mirant to the United States District Court for the Northern District of Georgia. The Pettingill suit has been removed by Mirant to the United States District Court for the District of Delaware.

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

        On June 3, 2003, a second purported class action lawsuit alleging violations of ERISA was filed in the United States District Court for the Northern District of Georgia entitled Greg Waller, Sr. v. Mirant Corporation, et al. The Waller suit names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The Waller suit is substantially similar to the previously filed Brown suit with respect to the claims asserted, the factual allegations made, and the relief sought. On September 2, 2003, the district court issued an order consolidating the Brown and Waller suits. On September 23, 2003, the plaintiffs filed an amended and consolidated complaint. The amended and consolidated complaint asserted similar factual allegations as the previously filed lawsuits.

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

        In August 2002, the Commodity Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas in the period from January 1, 1999 through the date of the subpoena. Among the documents requested were any documents previously produced to the FERC, the SEC, the Department of Justice, any state's Attorney General, and any federal or state grand jury. The Company has continued to receive additional requests for information from the CFTC, and it intends to continue to cooperate fully with the CFTC. In a submission to the United States District Court for the Southern District of Texas on July 16, 2003 in a proceeding not involving the Company, the CFTC identified Mirant as one of nineteen parties being investigated for potential inaccurate gas price reporting in violation of the Commodity Exchange Act. The filing made by the CFTC indicated that it had uncovered evidence showing that eighteen of the nineteen companies may have inaccurately reported gas prices to the trade publications. Mirant understands that it is one of those eighteen companies. During reviews in connection with the CFTC investigation, Mirant has become aware that some of its employees reported information to energy industry publications that may have been inaccurate. Mirant, however, is not aware that any of its employees participated in manipulation or attempted manipulation of energy price indices. Because this investigation is ongoing, Mirant cannot predict what the outcome will be.

        On August 21, 2003, the Company received a notice from the Department of Labor (the "DOL") that it was commencing an investigation pursuant to which it was undertaking to review various documents and records relating to the Mirant Services Employee Savings Plan and the Mirant Services

Bargaining Unit Employee Savings Plan. The Company is in the process of responding to the DOL's information request and intends to cooperate fully with the DOL.

  Power Purchase Agreements

        In connection with Mirant's acquisition of the Mirant Mid-Atlantic assets from PEPCO in 2000, PEPCO granted Mirant certain rights to purchase from PEPCO all power it received under long term power purchase agreements with Ohio Edison Company and Panda-Brandywine L.P. ("Panda") that expire respectfully in 2005 and 2021. Mirant and PEPCO entered into a contractual arrangement (the "Back-to-Back Agreement") with respect to the Panda PPA (the "Panda PPA") under which (1) PEPCO agreed to resell to Mirant all "capacity, energy, ancillary services and other benefits" to which it is entitled from Panda under the Panda PPA; (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits; and (3) PEPCO irrevocably and unconditionally appointed Mirant to deal directly with Panda with respect to all matters arising under the Panda PPA. The parties also agreed that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by March 19, 2005 a binding court order has been entered finding that the Back-to-Back Agreement violates the Panda PPA as a prohibited assignment, transfer or delegation of the Panda PPA or because it effects a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that is not severable from the rest of the Back-to-Back Agreement. If a court order is entered that invalidates the entire Back-to-Back Agreement, the parties will negotiate in good faith an adjustment so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda's prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland's highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda's refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. If the June 10, 2003 decision by the Maryland Court of Appeals or a subsequent decision invalidates the Back-to-Back Agreement, any adjustment made by the parties as a result of that decision would not be expected to have a material adverse effect on the Company's financial position or results of operations.

        As discussed above under Note A—Proceedings under Chapter 11 of the Bankruptcy Code, on August 28, 2003, Mirant filed a motion with the Bankruptcy Court to reject the Back-to-Back Agreement and to enjoin FERC from compelling Mirant to perform thereunder. On August 28, 2003, the Bankruptcy Court entered a temporary restraining order (the "TRO") against PEPCO and FERC. On September 8, 2003, the Office of the People's Counsel for the District of Columbia filed a complaint with the FERC seeking an order holding that the terms of the Back-to-Back Agreement between Mirant and PEPCO may not be modified or terminated without the approval of the FERC. Also on September 8, 2003, the Public Service Commission of Maryland and the Maryland Office of People's Counsel filed a petition with the FERC seeking an order declaring that Mirant must continue to perform pursuant to the Back-to-Back Agreement with PEPCO. On September 17, 2003, the Bankruptcy Court entered an order extending the TRO and enjoining the FERC from issuing the orders requested by such pleadings. On September 25, 2003, the Bankruptcy Court converted the TRO to a preliminary injunction. The FERC and PEPCO are in the process of challenging the Bankruptcy Court's preliminary injunction. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the bankruptcy court the motion filed by Mirant seeking to reject the Back-to-Back Agreement and the proceedings in which the bankruptcy court had issued the preliminary injunction against the FERC.

  Environmental Liabilities

        In 2000, the State of New York issued a notice of violation to the previous owner of Mirant New York's Lovett facility concerning the air permitting and air emission control implications under the Environmental Protection Agency's new source review regulations promulgated under the Clean Air Act ("NSR") of the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that releases Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the state to Orange and Rockland Utilities, Inc. and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. Under the decree, Mirant New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide emissions, alkaline in-duct injection technology to reduce sulfur dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could exceed $100 million over the approximately five year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls. Mirant New York also agreed, beginning 2009, to retire annually 1,954 tons of sulfur dioxide emission allowances allocated to the Lovett facility under the Clean Air Act Acid Rain Program, which allowances will no longer be needed by Mirant New York for compliance as a result of the sulfur dioxide emission reductions caused by the other actions required by the consent decree. Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. The district court approved and entered the consent decree on October 9, 2003, and it was approved by the Bankruptcy Court on October 15, 2003.

        On September 10, 2003, the Virginia Department of Environmental Quality issued a Notice of Violation ("NOV") to Mirant Potomac River, LLC ("Mirant Potomac") alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide in excess of the "cap" established by the permit for the 2003 summer ozone season. Mirant Potomac has responded to the NOV, asserting that the cap is unenforceable, that it can comply through the purchase of emissions credits and raising other equitable defenses. Virginia's civil enforcement statute provides for injunctive relief and penalties, but no civil suit has as yet been filed.

  New York Tax Matter

        In April 2003, the New York Supreme Court, Appellate Division, reversed a judgment that Mirant Bowline Energy, LLC ("Mirant Bowline") had obtained in January 2002 against the Town of Haverstraw, New York (the "Town") and the Haverstraw Stony Point School District (the "School District") relating to the enforceability of a settlement agreement in which the Town, the School District, Orange & Rockland Utilities ("Orange & Rockland"), and Mirant Bowline agreed to revised real property assessments and corresponding reductions in real property tax payable by Mirant Bowline. The Appellate Division ruled that the settlement agreement was unenforceable and declined to authorize Mirant Bowline to appeal its decision to the New York State Court of Appeals, New York's highest court. The effect of the Appellate Division's decision is to restore proceedings brought by Orange & Rockland (to which Mirant Bowline succeeded in 1999 under the Purchase Agreement with Orange & Rockland) and to also restore proceedings brought by Mirant Bowline in its own right after it acquired the Bowline generating facility that collectively challenge the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2002. If those proceedings result in a reduction of the assessed value of the Bowline facility, Mirant Bowline would be entitled to a refund with interest of any excess taxes paid for those tax years, including the years for which proceedings were initiated by Orange & Rockland prior to Mirant Bowline's acquisition of the Bowline facility in 1999. These proceedings have been removed to the United States District Court for the Southern District of New York. On September 30, 2003, Mirant filed a motion (the "Tax Determination Motion") with the bankruptcy court requesting that the bankruptcy court determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the bankruptcy court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett, LLC ("Mirant Lovett") concurrently with Mirant Bowline's acquisition of the Bowline Facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen, LLC ("Mirant NY-Gen") at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of Mirant Bowline, Mirant Lovett and Mirant NY-Gen were that that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were (and are) far in excess of their actual value. Collectively, Mirant Bowline, Mirant Lovett, and Mirant NY-Gen have currently elected not to pay approximately $50 million assessed by local taxing authorities on the generating facilities for 2003 which fell due on September 30, 2003 in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003 could subject Mirant Bowline, Mirant Lovett, and Mirant NY-Gen to additional penalties and interest. In the Tax Determination Motion, Mirant and its affiliated debtors requested that the bankruptcy court permit each of Mirant Bowline, Mirant Lovett, and Mirant NY-Gen to apply any previous tax overpayments made on account of their generating facilities as determined by the bankruptcy court as requested in the Tax Determination Motion to any post-petition tax liabilities owing to the relevant local taxing authority for current tax liabilities and be entitled to a refund of any remaining overpayments. The Tax Determination Motion also requests the bankruptcy court to rule that any interest or penalties that may otherwise be imposed on Mirant Bowline, Mirant Lovett, or Mirant NY-Gen by the relevant taxing authorities for failure to timely pay taxes be disallowed or determined to be zero. The various taxing authorities may seek to lift the bankruptcy stay (which arises automatically upon the filing of a bankruptcy petition and prevents creditors exercising remedies against a debtor) such that they may seek to foreclose their liens against the various generating facilities due to the failure of the applicable entities to pay their current property taxes. If the bankruptcy court grants the Tax Determination Motion, even in part, it is almost certain that such a motion to lift the stay would be denied as being inconsistent with the decision on the Tax Determination Motion. And even if the motion to lift stay were granted, Mirant Bowline, Mirant Lovett, or Mirant NY-Gen, as the case may be, could simply pay the unpaid taxes and avoid the result of facing foreclosure of tax liens against the relevant generating facilities.

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

K. Commitments and Contingencies

  Contractual Obligations

  Turbine Purchases, Long-Term Service Agreements and Other Construction-Related Commitments

        Mirant has entered into commitments to purchase turbine equipment, both directly from the vendor and through one equipment procurement facility. The remaining aggregate commitments relating to turbine purchase commitments at June 30, 2003 was $4 million. The cost to terminate the four domestic lease turbines that Mirant intends to keep at June 30, 2003 was $68 million.

        As of June 30, 2003, the total estimated commitments for long-term service agreements associated with turbines installed or in storage were approximately $720 million. These commitments are payable over the term of the respective agreements, which range from ten to twenty years. Some of these agreements have terms that allow for cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $575 million. Estimates for future commitments for the long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

        As a result of the turbine cancellations during the six months ended June 30, 2003, the long-term service agreements associated with the canceled turbines have been or will be canceled. Generally, if the associated turbine is cancelled prior to delivery, then these agreements may be terminated at little or no cost.

        The Company has other construction-related commitments related to developments at its various generation facility sites. At June 30, 2003, these construction-related commitments totaled approximately $308 million. Although the Company intends to complete these construction-related activities, generally these commitments may be terminated by the Company. At June 30, 2003, the estimated cost to terminate these commitments was approximately $41 million.

  Operating Leases

        In connection with the purchase of the PEPCO assets, Mirant Mid-Atlantic leased the Morgantown and the Dickerson base load units and associated property for terms of 33.75 and 28.5 years, respectively. As of June 30, 2003, the total notional minimum lease payments for the remaining life of the leases was approximately $2.6 billion. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million and $48 million for each of the three and six months ended June 30, 2003 and 2002, respectively.

        Although Mirant Mid-Atlantic has historically accounted for these leases as operating leases, due to the Chapter 11 filings, the appropriate characterization of Mirant Mid-Atlantic's obligations thereunder is subject to a determination by the Bankruptcy Court. The Company cannot currently determine the effect of a recharacterization of these obligations by the Bankruptcy Court.

        Mirant has commitments under other operating leases with various terms and expiration dates. Minimum lease payments under non-cancelable operating leases approximate $434 million as of June 30, 2003. Expenses associated with these commitments totaled approximately $10 million and $16 million during the three months ended June 30, 2003 and 2002, respectively, and approximately $20 million and $28 million during the six months ended June 30, 2003 and 2002, respectively.

  Fuel Commitments

        Mirant had a contract with BP whereby BP was obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas was generally equal to the monthly spot rate then prevailing at each delivery point. Because this contract was based on the monthly spot price at the time of delivery, Mirant had the ability to sell the gas at the same spot price, thereby offsetting the full amount of its commitment related to this contract. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices was $2.8 billion as of June 30, 2003. Effective July 1, 2003, this contact was terminated. Mirant paid $2 million to BP to terminate the agreement.

        In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that as of June 30, 2003, total estimated minimum commitments under this agreement were $438 million.

        In addition to the coal commitment described above, Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements, which are in effect through 2012, totaling $365 million at June 30, 2003. Approximately $253 million of these commitments relates to an arrangement between Mirant Americas Energy Marketing and the synthetic fuel supplier whereby the synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal required to be purchased under the contracts with the coal supplier.

  Minority Shareholder Put Option

        In May 2003, Mirant Asia-Pacific Limited's subsidiary paid approximately $30 million to acquire a further 4.26% ownership interest in the Pagbilao project in the Philippines. The remaining minority interest of the Pagbilao project subject to the put agreement is 4.26%.

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

        In August 2003, Mirant received notification from the Utilities Workers Union of America Local No. 369 terminating the labor agreement with Mirant Kendall, LLC upon expiration of the existing contract, which will expire February 28, 2004. Mirant plans on initiating discussions to negotiate a new labor agreement starting in October of 2003.

        Mirant is currently negotiating a new labor agreement with the United Steelworkers of America for its Sugar Creek generating facility in Indiana and its Zeeland generating facility in Michigan.

L. Power Purchase Agreements, Transition Power Agreements and Other Obligations

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

        The PPAs, which are with parties unrelated to PEPCO, are for a total capacity of 735 MW and expire over periods through 2021. Upon adoption of SFAS No. 133 on January 1, 2001, each PPA contract was evaluated to determine whether it met the definition of a derivative contract under the standard. PPAs determined to be derivative instruments are recorded on the balance sheet at fair value, with changes in fair value recorded currently in earnings. The Company recognized $32 million and $24 million of unrealized losses during the three months ended June 30, 2003 and 2002, respectively, and $54 million of unrealized gains and $8 million of unrealized losses during the six months ended June 30, 2003 and 2002, respectively, in connection with the PPAs. At June 30, 2003, the estimated commitments under the PPA agreements were $1.4 billion based on the total remaining MW commitment at contractual prices. As of June 30, 2003, the fair value of the PPAs recorded in price risk management liabilities in the unaudited condensed consolidated balance sheet totaled $831 million, of which $128 million is classified as current.

        As discussed in Note A—"Proceedings under Chapter 11 of the Bankruptcy Code," on August 28, 2003, Mirant filed a motion with the Bankruptcy Court to reject the Back to Back Agreement.

        The TPAs state that Mirant will sell a quantity of MWhs over the life of the contracts based on PEPCO's load requirements. The TPA related to load in Maryland expires in June 2004, while the TPA related to load in the District of Columbia expires in January 2005. The proportion of MWhs supplied under the two agreements is currently 65% and 35%, respectively. As actual MWhs are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. The Company recorded as an adjustment of revenues, amortization of the TPA obligation of approximately $92 million and $104 million during the three months ended June 30, 2003 and 2002, respectively, and $216 million and $200 million during the six months ended June 30, 2003 and 2002, respectively. The remaining TPA obligation will be amortized as an increase in revenue through January 2005. As of June 30, 2003, the remaining obligations for the TPAs recorded in transition power agreements and other obligations totaled $666 million, of which $523 million is classified as current.

        On October 24, 2003, Mirant and PEPCO reached a settlement, subject to bankruptcy court approval, whereby, the contracted per MWh prices for power delivered under the TPAs were increased by $6.40. In addition, the agreement limits PEPCO's potential recovery from Mirant related to these agreements at $105 million. Any financial statement impact of this agreement will be recorded upon the Bankruptcy Court approval of the settlement agreement.

        Other obligations of approximately $116 million related to other out-of-market contracts are also recorded in transition power agreements and other obligations in the unaudited condensed consolidated balance sheet at June 30, 2003.

M. Earnings (Loss) Per Share

        Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
(Loss) from continuing operations	$(2,195)	$(188)	$(2,180)	$(197)
Discontinued operations	(7)	6	(22)	5
Cumulative effect of change in accounting principle	—	—	(28)	—

Net (loss)	$(2,202)	$(182)	$(2,230)	$(192)

Basic:
Weighted average shares outstanding	405.0	401.8	404.5	401.5

Earnings (loss) per share from:
Continuing operations	$(5.42)	$(0.47)	$(5.39)	$(0.49)
Discontinued operations	(0.02)	0.02	(0.05)	0.01
Cumulative effect of change in accounting principle	—	—	(0.07)	—

Net (loss)	$(5.44)	$(0.45)	$(5.51)	$(0.48)

Diluted:
Net (loss)	$(2,202)	$(182)	$(2,230)	$(192)

Weighted average shares outstanding	405.0	401.8	404.5	401.5
Shares due to assumed exercise of stock options and equivalents	—	—	—	—

Adjusted shares	405.0	401.8	404.5	401.5

Earnings (loss) per share from:
Continuing operations	$(5.42)	$(0.47)	$(5.39)	$(0.49)
Discontinued operations	(0.02)	0.02	(0.05)	0.01
Cumulative effect of change in accounting principle	—	—	(0.07)	—

Net (loss)	$(5.44)	$(0.45)	$(5.51)	$(0.48)

        The following potential common shares were excluded from the earnings per share calculations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Out-of-the-money options	16.9	14.7	18.4	14.8
Shares issuable upon conversion of convertible debt	59.8	—	59.8	—
Shares issuable upon conversion of convertible trust preferred securities	12.5	12.5	12.5	12.5

Total	89.2	27.2	90.7	27.3

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

Financial Data by Segment
(In Millions)

Three Months Ended June 30, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,002	$126	$—	$1,128
Integrated utilities and distribution	—	127	—	127
Net trading revenue	(7)	—	—	(7)

Total operating revenues	995	253	—	1,248
Cost of fuel, electricity and other products	719	66	—	785

Gross Margin	276	187	—	463
Operating Expenses:
Operations and maintenance	250	65	54	369
Depreciation and amortization	53	30	6	89
Impairment losses and restructuring charges	2,068	4	4	2,076
Gain on sales of assets, net	(24)	(1)	—	(25)

Total operating expenses	2,347	98	64	2,509

Operating Income (Loss)	(2,071)	89	(64)	(2,046)
Other expense, net	(51)	(16)	(58)	(125)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	$(2,122)	$73	$(122)	(2,171)

Provision (Benefit) for income taxes				11
Minority interest				13

Income (Loss) From Continuing Operations				$(2,195)

Total assets	$12,387	$4,465	$(1,266)	$15,586

Six Months Ended June 30, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$2,197	$254	$—	$2,451
Integrated utilities and distribution	—	256	—	256
Net trading revenue	39	—	—	39

Total operating revenues	2,236	510	—	2,746
Cost of fuel, electricity and other products	1,625	138	—	1,763

Gross Margin	611	372	—	983
Operating Expenses:
Operations and maintenance	408	119	91	618
Depreciation and amortization	104	60	12	176
Impairment losses and restructuring charges	2,075	8	5	2,088
Gain on sales of assets, net	(25)	(1)	—	(26)

Total operating expenses	2,562	186	108	2,856

Operating Income (Loss)	(1,951)	186	(108)	(1,873)
Other expense, net	(106)	(31)	(110)	(247)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	$(2,057)	$155	$(218)	(2,120)

Provision (Benefit) for income taxes				32
Minority interest				28

Income (Loss) From Continuing Operations				$(2,180)

Total assets	$12,387	$4,465	$(1,266)	$15,586

Three Months Ended June 30, 2002 (As Restated):

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$849	$134	$—	$983
Integrated utilities and distribution	—	126	—	126
Net trading revenue	7	1	—	8

Total operating revenues	856	261	—	1,117
Cost of fuel, electricity and other products	524	52	—	576

Gross Margin	332	209	—	541
Operating Expenses:
Operations and maintenance	190	83	29	302
Depreciation and amortization	39	30	4	73
Impairment losses and restructuring charges	10	320	11	341
Gain on sales of assets, net	—	(28)	—	(28)

Total operating expenses	239	405	44	688

Operating Income (Loss)	93	(196)	(44)	(147)
Other expense, net	(21)	(1)	(39)	(61)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	$72	$(197)	$(83)	(208)

Provision (Benefit) for income taxes				(40)
Minority interest				20

Income (Loss) From Continuing Operations				$(188)

Three Months Ended June 30, 2002 (As Previously Reported):

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$5,868	$140	$—	$6,008
Integrated utilities and distribution	126	—	—	126
Net trading revenue	—	—	—	—

Total operating revenues	5,994	140	—	6,134
Cost of fuel, electricity and other products	5,550	4	—	5,554

Gross Margin	444	136	—	580
Operating Expenses:
Operations and maintenance	244	44	28	316
Depreciation and amortization	53	23	3	79
Impairment losses and restructuring charges	8	324	13	345
Gain on sales of assets, net	—	(27)	—	(27)

Total operating expenses	305	364	44	713

Operating Income (Loss)	139	(228)	(44)	(133)
Other expense, net	(24)	9	(40)	(55)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	$115	$(219)	$(84)	(188)

Provision (Benefit) for income taxes				16
Minority interest				18

Income (Loss) From Continuing Operations				$(222)

Six Months Ended June 30, 2002 (As Restated):

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,428	$262	$—	$1,690
Integrated utilities and distribution	—	234	—	234
Net trading revenue	150	2	—	152

Total operating revenues	1,578	498	—	2,076
Cost of fuel, electricity and other products	847	101	—	948

Gross Margin	731	397	—	1,128
Operating Expenses:
Operations and maintenance	389	154	41	584
Depreciation and amortization	76	60	7	143
Impairment losses and restructuring charges	496	374	26	896
Gain on sales of assets, net	—	(28)	—	(28)

Total operating expenses	961	560	74	1,595

Operating Income (Loss)	(230)	(163)	(74)	(467)
Other expense, net	(49)	315	(81)	185

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	$(279)	$152	$(155)	(282)

Provision (Benefit) for income taxes				(121)
Minority interest				36

Income (Loss) From Continuing Operations				$(197)

Six Months Ended June 30, 2002 (As Previously Reported):

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$12,225	$583	$—	$12,808
Integrated utilities and distribution	234	—	—	234
Net trading revenue	—	—	—	—

Total operating revenues	12,459	583	—	13,042
Cost of fuel, electricity and other products	11,538	314	—	11,852

Gross Margin	921	269	—	1,190
Operating Expenses:
Operations and maintenance	469	85	49	603
Depreciation and amortization	105	46	5	156
Impairment losses and restructuring charges	494	389	24	907
Gain on sales of assets, net	—	(27)	—	(27)

Total operating expenses	1,068	493	78	1,639

Operating Income (Loss)	(147)	(224)	(78)	(449)
Other expense, net	(45)	361	(80)	236

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	$(192)	$137	$(158)	(213)

Provision (Benefit) for income taxes				(17)
Minority interest				34

Income (Loss) From Continuing Operations				$(230)

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

        The following discussion should be read in conjunction with Mirant's unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Chapter 11 Proceedings

        On July 14, 2003, July 15, 2003, August 18, 2003, and October 3, 2003, Mirant and substantially all of its wholly-owned subsidiaries in the United States filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further information regarding these petitions, see Note A to the unaudited condensed consolidated financial statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code."

        Under Chapter 11, we are continuing to operate Mirant's business and that of the Mirant Debtors without interruption during the restructuring process as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

        Although we cannot currently estimate the impact of the Chapter 11 filings on our financial statements, we have determined that we will be required to review certain assumptions used in determining the fair values of our long-lived assets, and other intangibles, as well as the realizability of our accounts receivable and price risk management assets among other items.

        At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors or the timing of their potential emergence from Chapter 11. In addition, since no plan of reorganization has been prepared yet, historical results may not be indicative of the future results of operations of the Mirant Debtors. If no plan of reorganization is confirmed, it is possible that the assets of some or all of the Mirant Debtors may be liquidated. Because of these possibilities, an investment in Mirant common stock and other Mirant securities is highly speculative. Accordingly, Mirant and its management urges that appropriate caution be exercised with respect to existing and future investments in any of these securities and liabilities.

        On September 2, 2003, the SEC issued an order granting the application of the New York Stock Exchange ("NYSE") to delist Mirant's common stock and trust preferred securities. As a result of the delisting of Mirant's securities, there can be no assurance that a liquid trading market for those securities will continue.

Overview and Background

        Our financial performance in 2003 and 2002 has been adversely impacted by a number of industry factors such as lower spark spreads, milder weather, reduced credit and diminished liquidity in the marketplace due to the reduced number of competitors.

        Following is a summary of significant factors affecting the Company in 2003:

  •
  In June 2003, we recorded an impairment loss of $2,067 million to recognize the full impairment of goodwill of our North America segment.

  •
  For the six months ended June 30, 2003, operating cash flow was significantly lower than the same period in 2002. This was largely due to the Company's deteriorating credit standing, which required us to post additional collateral to counterparties of $100 million and to return collateral previously received from counterparties of $125 million to support various commodity positions as of June 30, 2003. Our available cash also declined due to unfavorable working capital demands related to accelerated payment requirements by vendors while receiving cash from customers under normal credit terms.

  •
  Lower net trading revenues from our North America operations is due primarily to lower trading volumes, fewer counterparties participating in the market or willing to do business with us and unrealized losses on commodity contracts.

  •
  We sold a substantial portion of our Canadian operation in June and July of 2003 and in September 2003, we decided to exit the remaining elements of our trading business in Canada. We estimate that we will recognize a pre-tax gain of approximately $46 million related to the July sale transaction.

  •
  Gross margin was significantly lower as a result of narrower spark spreads in North America. In addition, profitability from our California operations was reduced due primarily to the expiration of our power sales agreement with the California Department of Water Resources ("DWR") in December 2002. In 2003, the Company converted certain of the units (approximately 1,700 MW out of 2,000 MW) that were contracted under the California DWR agreement to Reliability-Must-Run ("RMR") condition 2 units. Our revenues under the power sales agreement with DWR were based on the market prices at the time we entered into the agreement of approximately $150/MWh. Under the RMR condition 2 contracts, revenues are lower than the market prices that existed at the time that we entered into the former DWR contract, although higher than anticipated market prices for the 2003 calendar year. As a result, revenues are lower than they were under the previous DWR contract.

  •
  As described in Note B to the unaudited condensed consolidated financial statements, we recorded an after-tax loss of $25 million as a cumulative effect of change in accounting principle on January 1, 2003 pursuant to EITF Issue 02-03. We also adopted SFAS No. 143, effective January 1, 2003, and recognized an after-tax loss of $3 million, also as a cumulative effect of a change in accounting principle.

Change in Senior Management

        On October 9, 2003, Mirant announced that its Executive Vice President and Chief Financial Officer, Harvey Wagner, would be leaving the Company. Mr. Wagner intends to remain with the Company until a replacement is hired.

Restatement of Financial Statements

        The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2002 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. For further information regarding these reclassifications and adjustments, see Note C to the unaudited condensed consolidated financial statements.

        The financial statements for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002 includes the following components of the Company that will be disposed of or have been disposed of in 2003: Mirant Americas Energy Capital, Mirant Canada Energy Capital, Mirant Europe B.V., the Neenah generating facility in Wisconsin and the Tanguisson power plant in Guam. Income (loss) from discontinued operations for the three months ended March 31, 2002 also includes the operations of Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia and the State Line generating facility in Indiana which were disposed of in 2002. In addition, the financial statements include reclassifications to present revenues and expenses associated with energy trading activities on a net basis, as required by EITF Issue 02-03.

Results of Operations

        The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

  North America

        Our North America segment consists primarily of power generation and commodity trading operations managed as a combined business, including approximately 18,000 MW of generating capacity as of June 30, 2003. The following table summarizes the operations of our North American segment for the three and six months ended June 30, 2003 and 2002 (in millions):

	The Three Months Ended June 30,		The Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Operating revenues:
Generation	$1,002	$849	$2,197	$1,428
Net trading revenues	(7)	7	39	150

Total operating revenue	995	856	2,236	1,578
Cost of fuel, electricity and other products	719	524	1,625	847

Gross margin	276	332	611	731

Operating expenses:
Operations and maintenance	250	190	408	389
Depreciation and amortization	53	39	104	76
Impairment losses and restructuring charges	2,068	10	2,075	496
Gain on sales of assets, net	(24)	—	(25)	—

Total operating expenses	2,347	239	2,562	961

Operating income (loss)	$(2,071)	$93	$(1,951)	$(230)

        Operating Revenues.    Our operating revenues increased by $139 million and $658 million in the three and six months ended June 30, 2003 compared to the same periods in 2002. The following factors were primarily responsible for the increase in operating revenues:

  •
  Our revenues in the three months ended June 30, 2003 increased primarily due to higher market prices for power as compared to the same period in 2002. This increase was partially offset by a decrease in generation volumes of approximately 23% from 8.6 million MWh in the three months ended June 30, 2002 to 6.6 million MWh in the three months ended June 30, 2003. Our revenues for the six months ended June 30, 2003 were higher than in the same period in 2002 as a result of higher market prices for power and increased power sales volumes in the three months ended March 31, 2003. The increase in revenues in the three and six months ended June 30, 2003 as compared to the same periods in 2002 was also partially due to our net capacity additions in Michigan, Florida, Oregon and Nevada in the current period.

  •
  Revenues increased as a result of higher net unrealized gains on long-term power purchase agreements for the six months ended June 30, 2003, as compared to the same period in 2002. Unrealized gains increased by $62 million, to $54 million in the six months ended June 30, 2003 as compared to net unrealized losses of $8 million for the same period in 2002. Net unrealized losses increased by $8 million, to $32 million in the three months ended June 30, 2003 as compared to net unrealized losses of $24 million for the same period in 2002. The increases in net unrealized gains in the six months ended June 30, 2003 were primarily due to higher prices in the PJM market.

  •
  These increases were partially offset by a decrease in revenues of $73 million and $155 million related to our California operations in the three and six months ended June 30, 2003 as compared to the same periods in 2002. This decrease resulted from a decrease in power sales volumes in California and the expiration of our power sales agreement with the California DWR in December 2002. In 2003, the Company converted certain of the units (approximately 1,700 out of 2,000 MW) that were contracted under the California DWR agreement to RMR condition 2 units. Our revenues under the power sales agreement with DWR were based on the market prices at the time we entered into the agreement of approximately $150/MWh. Under the RMR condition 2 contracts, revenues are lower than the market prices that existed at the time that we entered into the former DWR contract, although higher than anticipated market prices for the 2003 calendar year. As a result, revenues per MWh are lower than they were under the previous DWR contract.

  •
  The increase in revenue was also offset by realized losses of approximately $11 million and $149 million related to transition power agreements in the three and six months ended June 30, 2003, respectively, compared to realized gains of approximately $25 million and $30 million in the same periods of 2002. Amortization related to transition power agreements decreased by $12 million for the three months ended June 30, 2003 and increased by $16 million for the six months ended June 30, 2003 as compared to the same periods in 2002.

  •
  Our net trading revenues decreased by $14 million and $111 million in the three and six months ended June 30, 2003 compared to the same period in 2002 due to primarily to lower trading volumes and fewer counterparties participating in the market or willing to do business with us.

        Cost of fuel, electricity and other products.    Our cost of fuel, electricity and other products for the three and six months ended June 30, 2003 increased by $195 million and $778 million from the same periods in 2002, primarily due to higher prices for fuel in the six months ended June 30, 2003 as compared to the same period in 2002. Also contributing to our higher fuel costs was an increase at Mirant Mid-Atlantic in the proportion of MWhs generated by the more expensive cycling units, combined with higher oil prices for the cycling units. The increase in cost of fuel, electricity and other products in the three and six months ended June, 2003 as compared to the same periods in 2002 was also partially due to our net capacity additions in Michigan, Florida, Oregon and Nevada.

  •
  Gross margin. Our gross margin decreased by $56 million and $120 million in the three and six months ended June 30, 2003 as compared to the same periods in 2002. Overall, spark spreads were narrower in the three and six months ended June 30, 2003 compared to the same period in 2002. In addition, the conversion of the majority of our California units to RMR condition 2, lower trading volumes and fewer counterparties participating in the market or willing to do business with us contributed to the decrease in gross margin.

        Operating Expenses.    Our operating expenses increased by $2,108 million and $1,601 million in the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. Operations and maintenance expense includes such costs as generation plant operations and maintenance, administrative expenses such as consulting, accounting and legal fees, and property taxes. The following factors were responsible for the changes in operating expenses:

  •
  Operations and maintenance expense increased by $60 million and $19 million in the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The increase for the three months ended June 30, 2003 was primarily due to a write off of $32 million in bad debt expense related to an energy marketing customer.

  •
  Depreciation and amortization expense increased by $14 million and $28 million in the three and six months ended June 30, 2003 compared to the same periods in 2002. The increase was primarily a result of additional depreciation from capacity additions since June 2002, and from the commencement of operations at new units completed since June 2002.

  •
  The impairment losses and restructuring charges increased by approximately $2,058 million and $1,579 million for the three and six months ended June 30, 2003 compared to the same periods in 2002. The increase is primarily due to the goodwill impairment charges of approximately $2,067 million to write off the goodwill associated with our North America operations. For further discussion, see "Critical Accounting Policies" section.

  •
  The gain on sale of assets for the three and six months ended June 30, 2003 primarily related to the sale of gas storage in our Canadian trading operations.

  International

        Our International segment consists of power generating operations in Asia, Curacao, and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. These international operations were not included in the Chapter 11 filings on July 14, 2003. The following table summarizes the operations of our International businesses for the three and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Operating revenues:
Generation	$126	$134	$254	$262
Net trading revenues	—	1	—	2
Integrated utility and distribution	127	126	256	234

Total operating revenues	253	261	510	498
Cost of fuel, electricity and other products	66	52	138	101

Gross Margin	187	209	372	397

Operating expenses:
Operations and maintenance	65	83	119	154
Depreciation and amortization	30	30	60	60
Impairment losses and restructuring charges	4	320	8	374
Gain on sales of assets, net	(1)	(28)	(1)	(28)

Total operating expenses	98	405	186	560

Operating income	$89	$(196)	$186	$(163)

        Operating Revenues.    Our operating revenues decreased by $8 million and increased by $12 million for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease in generation revenue is primarily due to decreased capacity revenue in the Philippines. The increase in distribution and integrated utility revenues of $22 million in the six months ended June 30, 2003 compared to the same period in 2002 is primarily attributable to our Jamaica operation and is a result of higher fuel prices in 2003, which are passed through to the customer and a rate increase of 7% that went into effect in May 2002 that is only partially reflected in the 2002 results. In addition, increased sales related to our Bahamas operations contributed $5 million to revenues for the six months. The increase in sales is primarily due to higher fuel costs, which are passed through to the company's customers.

        Cost of fuel, electricity and other products.    Cost of fuel, electricity and other products increased by $14 million and $37 million in the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002, primarily as a result of higher fuel prices in the three and six months ended June 30, 2003 as compared to the same periods in 2002. The increase was further due to the increased use of gas turbines in our Jamaican operations in 2003 compared to 2002.

        Operating Expenses.    Our operating expenses decreased by $307 million and $374 million in the three and six months ended June 30, 2003, respectively, compared to the same period in 2002. The following factors were responsible for the changes in operating expenses:

  •
  Operations and maintenance expense decreased by $18 million and $35 million in the three and six months ended June 30, 2003, compared to the same periods in 2002 primarily due to lower compensation expense as a result of our cost cutting efforts and restructuring our business in 2002.

  •
  Impairment losses and restructuring charges decreased by $316 million and $366 million in the three and six months ended June 30, 2003 compared to the same period in 2002. The decrease for the three months ended 2003 as compared to the same period of 2002 is primarily due to an impairment charge of $317 million recorded during the second quarter of 2002 related to our investment in Western Distribution Holdings Limited and WPD Investment Holdings (collectively, WPD). The year to date decrease is also due to Mirant's adoption of a restructuring plan during the first quarter of 2002.

  Corporate

        The following table summarizes our corporate expenses and other income and expenses for the three and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Operating expenses:
Operations and maintenance	$54	$29	$91	$41
Depreciation and amortization	6	4	12	7
Impairment losses and restructuring charges	4	11	5	26

Operating loss	64	44	108	74
Other (expense) income, net:
Interest income	1	(11)	—	(20)
Interest expense	(63)	(27)	(111)	(60)
Equity in income of affiliates	4	—	1	—
Other	—	(1)	—	(1)

Total other expense, net	$(58)	$(39)	$(110)	$(81)

        Operations and maintenance expense for the three and six months ended June 30, 2003 increased by $25 million and $50 million, respectively, compared to the same periods in 2002 primarily due to increased legal, consulting, and accounting fees. The most significant component was expenses of $15 million incurred as part of pre-bankruptcy refinancing efforts. In addition, the year to date increase in operations and maintenance expense was due to additional costs of $10 million associated with the settlement of certain non-tax qualified pension obligations by purchasing individual annuity contracts in the first quarter of 2003 and increased insurance premiums of $3 million.

        Interest expense for the three and six months ended June 30, 2003 and 2002 increased by approximately $36 million and $51 million, respectively, compared to the same periods in 2002, primarily as a result of lower capitalized interest due to decreased construction and increased interest costs due to higher drawn amounts on our credit facilities during the six months ended June 30, 2003 as compared to the same period in 2002. In addition, interest expense for the three months ended June 30, 2003 reflects bank waiver fees of approximately $14 million.

        Cumulative Effect of Change in Accounting Principle.    As described in Note B to the unaudited condensed consolidated financial statements, we reflected the adoption of EITF Issue 02-03 effective January 1, 2003 as a cumulative effect of change in accounting principle. The net impact was an after-tax charge of $25 million. We also adopted SFAS No. 143 effective January 1, 2003 and recognized an after-tax charge of $3 million associated with its implementation.

        Gain on sale of investments, net.    The gain on sales of investments of $241 million for the six months ended June 30, 2002 resulted primarily from the sale of our interest in Bewag in February 2002.

        Income Taxes.    The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2003 reflect an income tax provision of $11 million and $32 million, respectively. We have an income tax provision for both periods despite reflecting a net loss before income tax and minority interest for the three and six months ended June 30, 2003. We currently record a tax provision for state and foreign income taxes as appropriate but record no tax benefit for losses for federal income tax purposes. In 2002, we recorded a valuation allowance related to our entire balance of U.S. net deferred tax assets of $1.1 billion.

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

        During the pendency of the Chapter 11 proceeding, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, will participate in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries will be transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. As of October 27, 2003, the intercompany borrowing limits are $100 million (plus existing intercompany loan from Mirant Americas Energy Marketing) for Mirant, $100 million for Mirant Americas Energy Marketing, $150 million for Mirant Americas Generation, and $200 million for Mirant Mid-Atlantic. All intercompany transfers by such Mirant entities will be recorded as intercompany loans. Upon entering into the proposed debtor-in-possession credit facility, the cash balances of the participating Mirant Debtors will be subject to security interests in favor of the debtor-in-possession lenders and, upon certain conditions, such cash balances will be swept into concentration accounts controlled by the debtor-in-possession lenders.

        In connection with the Chapter 11 filings, certain of the Mirant Debtors obtained a commitment from General Electric Capital Corporation ("GECC"), subject to approval of the Bankruptcy Court, preparing final documentation and the satisfaction of various closing conditions, for a two-year debtor-in-possession credit facility of up to $500 million (the "DIP Facility"). An order approving the DIP Facility was entered by the Bankruptcy Court on October 20, 2003, subject to completion of definitive transaction documents with respect to amendments to the DIP Facility that will provide an option to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility to up to a maximum of $200 million of borrowings. A hearing of the Bankruptcy Court is scheduled for October 29, 2003 to hear objections, if any, relating to the completion of definitive transaction documents. GECC's commitment to provide the DIP Facility is currently scheduled to expire on November 5, 2003. See Note H for further discussion of the DIP Facility.

  Cash Flows

        Operating cash flow decreased by $782 million during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to favorable changes in working capital in 2002 that were not present in 2003. During the six months ended June 30, 2003, working capital changes required $373 million in cash compared to $177 million of cash provided by changes in working capital during the same period in 2002. This reduction was primarily due to increased collateral posted with counterparties of $100 million and the return of collateral previously received from counterparties of $125 million in the six months ended June 30, 2003. In the six months ended June 30, 2002, we had $244 million of collateral returned to us and returned $55 million of collateral previously received from counterparties. Approximately $149 million of cash from operations represents net price risk management assets, primarily power and natural gas contracts and natural gas storage monetized during the second quarter of 2003. In addition, as a result of PJM market prices that were significantly higher during the six months ended June 30, 2003 as compared to the same period in 2002, our realized losses under the TPAs with PEPCO were $160 million during the six months ended June 30, 2003. In the six months ended June 30, 2002, we received $27 million under these agreements.

        Cash used in investing activities was $105 million for the six months ended June 30, 2003. This compares to $1,014 million of cash provided by investing activities for the six months ended June 30, 2002. During the six months ended June 30, 2002, cash generated from asset sales of $1,752 million related primarily to our Bewag investment was offset in part by capital expenditures of $804 million. Capital expenditures for the six months ended June 30, 2003 were $401 million, which includes $124 million related to the cancellation of turbine contracts in Europe. During the six months ended June 30, 2003, we received $288 million in proceeds from the sale of our Neenah generating facility, Mirant Americas Energy Capital investments and the Tanguisson power plant in Guam.

        We used $154 million of cash during the six months ended June 30, 2003 to reduce debt. During the six months ended June 30, 2002, financing activities used $1,272 million in cash primarily to reduce long-term debt. In the six months ended June 30, 2002, we repaid $2,653 million of long-term debt which included approximately $550 million in debt related to Bewag and most of our Mirant Asia-Pacific credit facility of $792 million.

  Total Cash

        The table below sets forth total cash of Mirant Corporation and its subsidiaries as of June 30, 2003 and December 31, 2002, respectively (in millions).

	June 30, 2003	December 31, 2002
Cash:
Mirant Corporation	$268	$862
Mirant Americas Generation(1)	11	212
Mirant Mid-Atlantic(1)	89	43
Other subsidiaries	878	839

Total cash(2)	$1,246	$1,956

(1)
As of June 30, 2003 the ability of Mirant Americas Generation and Mirant Mid-Atlantic to distribute cash to Mirant was subject to various covenants under their debt and lease agreements. In addition, Mirant Mid-Atlantic was restricted from paying dividends.

(2)
The amount includes $535 million as of June 30, 2003 and $619 million as of December 31, 2002 at various subsidiaries that either is required for operating, working capital or other purposes at the respective subsidiaries, or the distribution of which is restricted by the subsidiaries' debt agreements and therefore is not available for immediate payment to Mirant Corporation. Total cash is equal to cash and cash equivalents plus funds on deposit and cash included in assets held for sale as follows (in millions):

	June 30, 2003	December 31, 2002
Cash and cash equivalents	$1,025	$1,706
Funds on deposit	169	180
Cash included in assets held for sale on balance sheet	—	15
Funds on deposit non-current	52	55

Total cash	$1,246	$1,956

        As of October 17, 2003, total cash for Mirant Corporation and its subsidiaries was $1,617 million, with $546 million at Mirant Corporation, $83 million at Mirant Americas Energy Marketing, $98 million at Mirant Americas Generation, $218 million at Mirant Mid-Atlantic and $672 million at other subsidiaries. This amount includes an estimated $568 million at various subsidiaries (including approximately $70 million at Mirant Americas Energy Marketing) that either is required for operating, working capital or other purposes at the respective subsidiaries, or the distribution of which is restricted by the subsidiaries' debt agreements and, therefore, is not available for immediate payment to Mirant Corporation. From July 1, 2003 to October 17, 2003, our total available cash has increased by $371 million as a result of non-payment of pre-petition liabilities and higher gross margin in the summer months. However, Mirant forecasts a decrease of cash over the next six months beginning October 17, 2003. This forecast excludes certain potential increases in cash resulting from actions taken in connection with the bankruptcy proceedings, including the benefit realized by the rejection or re-negotiation of certain pre-petition contracts. We anticipate that our available cash, which includes certain deposits, together with our debtor-in-possession financing, will be sufficient to fund our operations during the bankruptcy proceedings.

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

        The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value, credit quality, liquidity and volatility factors underlying options and contractual commitments. Certain financial instruments that Mirant uses to manage risk exposure to energy prices for its North American generation portfolio do not qualify for hedge accounting treatment, typically because they do not meet strict hedge effectiveness criteria and/or hedge documentation criteria. Therefore, the fair values of these instruments are also included in "price risk management assets and liabilities" in the accompanying unaudited condensed consolidated balance sheets.

        The volumetric weighted average maturity, or weighted average tenor of the North American portfolio at June 30, 2003 was 1.1 years. The net notional amount, or net long position, of the price risk management assets and liabilities at June 30, 2003 was approximately 6.3 million equivalent MWhs. The weighted average tenor and net notional position exclude certain long-term power purchase agreements included in price risk management liabilities.

        The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts during the six months ended June 30, 2003 (in millions).

Net fair value of portfolio at December 31, 2002	$(613)
Gains recognized in the period, net	427
Contracts settled during the period, net	(393)

Net fair value of portfolio at June 30, 2003	$(579)

        The fair values of our price risk management assets and liabilities, net of credit reserves, as of June 30, 2003 are included in the following table (in millions).

	Net Price Risk Management Assets/(Liabilities)
	Price Risk Management Assets Value at June 30, 2003	Price Risk Management Liabilities Value at June 30, 2003	Net Value at June 30, 2003
Electricity	$472	$1,260	$(788)
Natural gas	729	557	172
Crude oil	19	13	6
Other	38	7	31

Total	$1,258	$1,837	$(579)

        As of June 30, 2003, the fair value of certain long-term power purchase agreements included in price risk management liabilities was $831 million.

        The following table represents the net price risk management assets and liabilities by tenor, excluding certain power purchase agreements that have been determined to be derivatives under SFAS No. 133 and therefore subject to fair value accounting (in millions):

Net Price Risk Management Assets/(Liabilities) As of June 30, 2003
2003	$71
2004	38
2005	31
2006	42
2007	12
Thereafter	29

Net assets	$223

Critical Accounting Policies and Estimates

        We believe our accounting policies related to commodity trading activities, the realization of our long-lived assets, goodwill and intangibles, and income tax accounting are critical to obtaining an understanding of Mirant's consolidated financial statements because their application requires significant estimates and judgments by management in preparing these consolidated financial statements. Because some of the estimates used in these policies are sensitive to changes, the results of any change can have a dramatic impact in the future. At this time, we believe the Chapter 11 filings will adversely impact each of the areas noted above and others such as collectibility of receivables. We believe that the Chapter 11 filings will adversely impact our assumptions related to growth rates, cost of capital, retained businesses and markets served.

  Accounting for Commodity Trading Activities

        Our commodity trading and risk management activities include new origination contracts for energy, other energy related commodities and related derivative contracts. We use the mark-to-market method of accounting for our commodity trading activities. Under the mark-to-market method of accounting, we record the fair value of commodity and derivative contracts as price risk management assets and liabilities at the inception of the contract with changes in fair value being recorded on a net basis in revenues. Certain commodity trading transactions are entered into under master netting agreements that provide us with legal right of offset in the event of default by the counterparty and are therefore reported net in our consolidated balance sheets. Our energy contracts that qualify as derivatives will continue to be accounted for at fair value under SFAS No. 133.

        We enter into a variety of contractual agreements, such as forward purchase and sale agreements, and futures, swaps and option contracts. Futures and option contracts are typically traded on a national exchange and swaps and forward contracts are traded in over-the-counter financial markets. These contractual agreements have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

        The fair value of these contracts are primarily determined using quoted market prices or, if no active trading market exists, quantitative pricing models. We estimate the fair value of derivative contracts using our pricing models based on contracts with similar terms and risks. Our modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract's delivery point in the model. The nominal value of the transaction is also discounted using a LIBOR based forward interest rate curve. In addition, the fair value of our derivative contracts includes credit reserves reflecting the risk that the counterparties to these contracts may default on their obligations. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points. The amounts recorded as revenue change as these estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control.

  Long-Lived Assets

        We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. We believe that the accounting estimates related to impairment testing are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, competition, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated materially in the past and will continue to do so in the future.

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

        Upon adopting SFAS No. 142, we defined our reporting units, as required by the Statement, for purposes of testing goodwill for impairment. Our reporting units are North America, the Caribbean and Asia. The geographically defined reporting units have specific management that is held responsible for decision-making for a group of components representing the reporting unit. These reporting units reflect the way we manage our business. Impairment testing at this reporting unit level reflects how acquisitions were integrated into Mirant and how Mirant is managed overall. The components within our reporting units serve similar types of customers, provide similar services and operate in similar regulatory environments. The benefits of goodwill are shared by each component.

        We believe that the accounting estimates related to determining the fair value of goodwill and any resulting impairment are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets.

        During the preparation of our financial statements for the period ending June 30, 2003, we considered the following factors in making our determination that our business climate had suffered a significant adverse change such that an interim reassessment of goodwill recoverability was required under the provisions of SFAS No. 142.

        During the quarter ended June 30, 2003:

  •
  we sustained two credit rating downgrades;

  •
  certain influential banks within our credit facility group publicly stated their opposition of our restructuring proposals;

  •
  a lawsuit was filed by a group of Mirant Americas Generation bondholders opposing our proposed restructuring plans; and,

  •
  our operating results continued to experience significant adverse variances relative to our business plan.

        Additionally, we considered our bankruptcy filing on July 14, 2003, as an event which confirmed our conclusion that a significant adverse change in our business climate in North America had occurred and was continuing. As a result of the foregoing factors, we performed an interim SFAS No. 142 goodwill impairment assessment.

        In performing our SFAS No. 142 impairment analysis, we determined the fair value of our reporting units using discounted cash flow techniques and assumptions as to business prospects, our weighted average cost of capital, and the like using the best information available. Accordingly, we used a revised forecast, developed as part of our application for a debtor-in-possession credit facility in September 2003 in making our assessment. This revised forecast, which takes into account the business impacts of operating in bankruptcy, adjusted downward, among other things, our previously estimated gross margin and cash flow from our asset optimization and trading businesses. The gross margin adjustment was made to acknowledge changes in the business climate including increasing difficulties in executing transactions, less liquidity in the market, and our revised view of business opportunities that differ from those used in our annual test (October 2002), but which became evident subsequent to the preparation of the forecast used for that test.

        The results of our analysis indicated that goodwill was impaired related to our North America reporting unit; however, goodwill relating to our Caribbean and Asia reporting units continued to be supportable. Accordingly, we recorded an impairment charge of $2.1 billion, representing the entire balance of goodwill attributable to our North America reporting unit, in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2003.

        After taking into account the write-down of North America goodwill, $608 million of goodwill remains on our balance sheet as of June 30, 2003 relating to our Caribbean and Asia reporting units.

Litigation

        We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1 Legal Proceedings and Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks associated with commodity prices, interest rates and foreign currency exchange rates. We are also exposed to credit risks.

Value at Risk

        We continue to use Value-at-Risk ("VaR") to summarize in dollar terms the market price risk we have and the potential loss in value of our portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. For those transactions that were previously designated for cash flow hedge accounting (See Note C to the unaudited condensed consolidated financial statements), we manage the market risks associated with these derivative financial instruments in conjunction with the underlying asset positions they are designed to hedge.

        The average VaR, using various assumed holding periods and a 95% confidence interval, was $48.5 million for the six months ended June 30, 2003 and the VaR as of June 30, 2003, was $30.4 million, as compared to $35.1 million and $43.8 million, respectively, for the same periods in 2002. If we assumed VaR levels using a one-day holding period for all positions in our portfolio based on a 95% confidence interval, our average portfolio VaR for the six months ended June 30, 2003 was $16.9 million and the VaR at June 30, 2003 was $10.5 million, compared to $11.5 million and $14.2 million, respectively, for the same periods in 2002. During the six months ended June 30, 2003, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation three times, which falls within our 95% confidence interval.

        Through April 30, 2003, the VaR data presented does not include the derivative financial instruments that were initially designated as hedges under SFAS No. 133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effects of these derivative financial instruments.

        In addition, we subsequently determined that certain of our power purchase agreements are considered derivative financial instruments and subject to fair value accounting under SFAS No. 133. Previously, we believed the agreements qualified for the "normal purchase/normal sale" exception under SFAS No. 133 and had accounted for the agreements as executory contracts using the accrual method. These power purchase agreements have also not been included in the VaR data presented.

Credit Risk

        Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We monitor credit concentration risk on both an individual basis and a group counterparty basis. The table below summarizes credit exposures by rating category as of June 30, 2003 (in millions, except percentages).

Credit Rating	Exposure	Collateral Held	Net Exposure	% of Net Exposure
AA/Aa2	$67	$—	$67	15%
A/A2	147	17	130	30
BBB/Baa2	226	20	206	47
BB/Ba2 or lower	262	223	39	9
Unrated	32	3	29	6
Less credit reserves	(32)	—	(32)	(7)

Total	$702	$263	$439

Item 4.    Controls and Procedures

        During 2002, the Company's independent auditors identified significant internal control deficiencies which collectively constituted a material internal control weakness, the most significant of which related to its North American commodity trading and risk management operations.

        In addition to a material internal control weakness, we identified certain internal control deficiencies which, if left uncorrected, could result in a material internal control weakness. Our internal control deficiencies relate to the account reconciliation process and procedures, proper supporting transaction detail relating to journal entries and the controls over certain complex areas of accounting for derivatives and income taxation. These control and procedural deficiencies stem from the historical system of accounting control that resulted in several financial statement adjustments as disclosed in our

2002 Annual Report on Form 10-K. Furthermore, our operating report process, the procedure of reviewing plan variances to actual and prior year comparable periods, has not functioned consistently in 2003. Although the operating report process as described does not directly relate to controls that ensure that financial statement accounts are properly stated, this procedure does provide a framework and context for which financial controls are reviewed and assessed.

        We continue to use a number of manual procedures to correct the earlier identified internal control weakness and identified internal control deficiencies. The current internal control solution is not an optimal correction because of the manual nature and the time required to complete the manual procedures and corrective actions. Our longer term plans to address these internal control deficiencies include system and process corrections that will automate some of the procedures we perform manually today. As a result of our recent bankruptcy filing and its resultant increase in data requests, as well as other priority projects, these system enhancements have been delayed resulting in continued reliance on our manual procedures.

        We believe the identified internal control weakness and deficiencies were mitigated in preparing this quarterly report. Continued reliance on manual procedures, however, increases the risk that previously identified internal control weakness and deficiencies may not continue to be mitigated.

        As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Appearing as exhibits to this quarterly report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item 4 Controls and Procedures contains the information concerning the evaluation of the Company's disclosure controls and procedures referred to in paragraph 4(b) of the certifications and this information should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based upon the evaluation, and subject to the limitations noted below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective in timely alerting the Company's management to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company notes that it is still in the process of becoming current in its SEC filings.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures, or its internal control over financial reporting, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1.    Legal Proceedings

        As discussed above, on July 14, 2003 and July 15, 2003 (the "Petition Date"), August 18, 2003, and October 3, 2003, Mirant Corporation and most of its North American wholly owned affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of the Company's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization. The Company's businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

        As a debtor-in-possession, Mirant is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. On September 23, 2003, Mirant filed a motion in the Bankruptcy Court to extend the Bankruptcy Court's automatic stay of litigation to include litigation against the officers, directors and managers of the Company and its affiliates. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the Company's business or outstanding legal proceedings.

        The below descriptions update and should be read in conjunction with the complete description in the section titled "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarter ended March 31, 2003.

        FERC Reporting:    On July 29, 2003, in connection with FERC's review of Mirant's internal processes for reporting trade data, FERC issued an order concluding that Mirant's current reporting practices comport with FERC's requirements.

        FERC Show Cause Proceeding Relating to Trading Practices:    On September 30, 2003, the Company filed with the FERC an agreement, dated September 25, 2003, entered into between the Company and the FERC Trial Staff, under which Mirant would pay $332,411 to settle the show cause proceeding initiated by the FERC on June 25, 2003. That settlement is subject to the approval of the FERC and the bankruptcy court.

        California Rate Payer Litigation:    On August 28, 2003, the district court granted the motions to dismiss filed by the defendants in the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo's Day and Night Pharmacy, J&M Karsant, and Bronco Don Holdings suits.

        Mirant Americas Generation Bondholder Suit:    Mirant has removed California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., suit to the United States District Court for the District of Delaware. The committee representing unsecured creditors of Mirant Americas Generation, LLC has filed a motion in Mirant's bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, Inc., certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit that challenge certain dividends and distributions made by Mirant Americas Generation and seek damages in excess of one billion dollars.

        Shareholder Derivative Litigation:    The Kester and White suits pending in the Superior Court of Fulton County, Georgia were consolidated on March 13, 2003, with the name of the consolidated action being In re Mirant Corporation Derivative Litigation. The consolidated action has been removed by Mirant to the United States District Court for the Northern District of Georgia. The Pettingill suit was removed by Mirant to the United States District Court for the District of Delaware.

        ERISA Litigation:    On September 2, 2003, the district court issued an order consolidating the Brown and Waller suits. On September 23, 2003, the plaintiffs filed an amended and consolidated complaint. The amended and consolidated complaint asserted similar factual allegations as the previously filed lawsuits.

        Environmental Matters:    In 2000, the State of New York issued a notice of violation to the previous owner of Mirant New York's Lovett facility concerning the air permitting and air emission control implications under the Environmental Protection Agency's new source review regulations promulgated under the Clean Air Act ("NSR") of the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that releases Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the state to Orange and Rockland Utilities, Inc. and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. Under the decree, Mirant New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide emissions, alkaline in-duct injection technology to reduce sulfur dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could exceed $100 million over the approximately five year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls. Mirant New York also agreed, beginning 2009, to retire annually 1,954 tons of sulfur dioxide emission allowances allocated to the Lovett facility under the Clean Air Act Acid Rain Program, which allowances will no longer be needed by Mirant New York for compliance as a result of the sulfur dioxide emission reductions caused by the other actions required by the consent decree. Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. The district court approved and entered the consent decree on October 9, 2003, and it was approved by the bankruptcy court on October 15, 2003.

        On September 10, 2003, the Virginia Department of Environmental Quality issued a Notice of Violation ("NOV") to Mirant Potomac River, LLC ("Mirant Potomac") alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide in excess of the "cap" established by the permit for the 2003 summer ozone season. Mirant Potomac has responded to the NOV, asserting that the cap is unenforceable, that it can comply through the purchase of emissions credits and raising other equitable defenses. Virginia's civil enforcement statute provides for injunctive relief and penalties, but no civil suit has as yet been filed.

        United States Government Inquiries:    On August 21, 2003, the Company received a notice from the Department of Labor (the "DOL") that it was commencing an investigation pursuant to which it was undertaking to review various documents and records relating to the Mirant Services Employee Savings Plan and the Mirant Services Bargaining Unit Employee Savings Plan. The Company is in the process of responding to the DOL's information request and intends to cooperate fully with the DOL.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

10.85	—	Employment Agreement with Harvey A. Wagner
10.86	—	Third Amendment to the Amended and Restated Mirant Services Supplemental Executive Retirement Plan
10.87	—	Second Amendment to the Mirant Corporation Deferred Compensation Plan for Directors and Select Employees
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
  (b)
  Reports on Form 8-K

        During the quarter ended June 30, 2003, the Company filed the following Current Reports on Form 8-K:

        Form 8-K dated April 30, 2003 included information under Items 7, 9 and 12. Financial statements were filed.

        Form 8-K dated May 12, 2003 included information under Items 7, 9 and 12. No financial statements were filed.

        Form 8-K dated June 2, 2003 included information under Item 5. No financial statements were filed.

        Form 8-K dated June 20, 2003 included information under Item 5. No financial statements were filed.

        Form 8-K dated June 30, 2003 included information under Item 5. No financial statements were filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of October, 2003.

MIRANT CORPORATION
By:	/s/ DAN STREEK Dan Streek Vice President and Controller (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
DEFINITIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES