Form 10-Q
period 2003-09-30
MIRANT CORP
filed 2003-12-22
CIK 1010775

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
or
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

        The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at December 10, 2003 was 405,468,084.

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

  •
  deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or perform obligations or services due to us; and

  •
  the disposition of the pending litigation described in this Form 10-Q as well as the Company's Form 10-K for the year ended December 31, 2002 and Forms 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003;

Bankruptcy-Related Factors

  •
  the actions and decisions of creditors of Mirant and of other third parties with interests in the voluntary petitions for reorganization filed on July 14, 2003, July 15, 2003, August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation and substantially all of its wholly-owned and certain non-wholly-owned U.S. subsidiaries under Chapter 11 of the Bankruptcy Code;

  •
  the effects of the Chapter 11 filings on our liquidity and results of operations;

  •
  the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

  •
  the ability of Mirant to operate pursuant to the terms of the debtor-in-possession financing agreement; and

  •
  the ability of Mirant to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations.

        The ultimate results of the forward looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or securities of the Company, Mirant Americas Generation and Mirant Mid-Atlantic receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (Restated)	2003	2002 (Restated)
	(In millions, except per share data)
Operating Revenues:
Generation	$1,477	$1,247	$3,928	$2,937
Integrated utilities and distribution	134	128	390	362
Net trading revenue (loss)	—	(5)	39	147

Total operating revenues	1,611	1,370	4,357	3,446
Cost of fuel, electricity and other products	1,004	726	2,767	1,674

Gross Margin	607	644	1,590	1,772

Operating Expenses:
Operations and maintenance	264	316	882	900
Depreciation and amortization	90	73	266	216
Impairment losses and restructuring (credits) charges	(2)	167	2,086	1,063
Gain on sales of assets, net	(23)	(4)	(49)	(32)

Total operating expenses	329	552	3,185	2,147

Operating Income (Loss)	278	92	(1,595)	(375)

Other (Expense) Income, net:
Interest expense	(54)	(129)	(349)	(347)
Interest rate hedging losses	(94)	(2)	(110)	(7)
(Loss) gain on sales of investments, net	—	(3)	—	238
Equity in income of affiliates	8	24	23	148
Other, net	(8)	(6)	24	23
Minority interest	(15)	(20)	(43)	(56)
Interest income	5	18	22	32

Total other (expense) income, net	(158)	(118)	(433)	31

Income (Loss) From Continuing Operations Before Reorganization Items and Income Taxes	120	(26)	(2,028)	(344)
Reorganization Items, net	182	—	182	—
Provision (Benefit) for Income Taxes	(27)	(18)	5	(139)

Loss From Continuing Operations	(35)	(8)	(2,215)	(205)

Income (Loss) from Discontinued Operations, net of tax (benefit) provision of $0 and $(23) for the three months ended September 30, 2003 and 2002 and $(1) and $(18) for the nine months ended September 30, 2003 and 2002, respectively	2	(33)	(20)	(28)

Loss Before Cumulative Effect of Changes in Accounting Principles	(33)	(41)	(2,235)	(233)
Cumulative Effect of Changes in Accounting Principles, net of taxes of $2 for the nine months ended September 30, 2003	—	—	(28)	—

Net Loss	$(33)	$(41)	$(2,263)	$(233)

Loss Per Share:
Basic:
From continuing operations	$(0.08)	$(0.02)	$(5.47)	$(0.51)
From discontinued operations	—	(0.08)	(0.05)	(0.07)
From cumulative effect of change in accounting principle	—	—	(0.07)	—

Net loss	$(0.08)	$(0.10)	$(5.59)	$(0.58)

Diluted:
From continuing operations	$(0.08)	$(0.02)	$(5.47)	$(0.51)
From discontinued operations	—	(0.08)	(0.05)	(0.07)
From cumulative effect of change in accounting principle	—	—	(0.07)	—

Net loss	$(0.08)	$(0.10)	$(5.59)	$(0.58)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,582	$1,706
Funds on deposit	47	180
Receivables, less provision for uncollectibles of $234 and $191 for 2003 and 2002, respectively	1,956	2,099
Price risk management assets	63	1,536
Assets held for sale	—	438
Other	586	561

Total current assets	4,234	6,520

Property, Plant and Equipment, net	8,164	8,408

Noncurrent Assets:
Goodwill, net of accumulated amortization of $300 for 2003 and 2002, respectively	608	2,683
Other intangible assets, net of accumulated amortization of $72 and $67 for 2003 and 2002, respectively	516	535
Investments	205	296
Notes and other receivables, less provision for uncollectibles of $231 and $104 for 2003 and 2002, respectively	7	140
Price risk management assets	154	582
Other	270	259

Total noncurrent assets	1,760	4,495

Total assets	$14,158	$19,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Not Subject to Compromise
Current Liabilities:
Short-term debt	$28	$65
Current portion of long-term debt	201	1,731
Accounts payable and accrued liabilities	1,124	2,359
Price risk management liabilities	66	1,535
Transition power agreements and other obligations	475	567
Other	50	388

Total current liabilities	1,944	6,645

Noncurrent Liabilities:
Long-term debt	1,337	7,091
Company obligated mandatorily redeemable securities of a subsidiary holding solely parent parent company debentures	—	345
Price risk management liabilities	142	1,196
Transition power agreements and other obligations	129	335
Other	466	551

Total noncurrent liabilities	2,074	9,518

Liabilities Subject to Compromise	9,104	—
Minority Interest in Subsidiary Companies	271	305
Commitments and Contingencies
Stockholders' Equity:
Common stock, $.01 par value, per share	4	4
Authorized—2,000,000,000 shares
Issued—September 30, 2003: 405,568,084 shares—December 31, 2002: 404,018,156 shares
Treasury—September 30, 2003: 100,000 shares—December 31, 2002: 100,000 shares
Additional paid-in capital	4,918	4,899
Accumulated deficit	(4,107)	(1,844)
Accumulated other comprehensive loss	(48)	(102)
Treasury stock, at cost	(2)	(2)

Total stockholders' equity	765	2,955

Total liabilities and stockholders' equity	$14,158	$19,423

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Comprehensive (Loss)
	(in millions)
Balance, December 31, 2002	$4	$4,899	$(1,844)	$(102)	$(2)
Net loss	—	—	(2,263)	—	—	$(2,263)
Other comprehensive income	—	—	—	54	—	54

Comprehensive loss	—	—	—	—	—	$(2,209)

Other	—	19	—	—	—

Balance, September 30, 2003	$4	$4,918	$(4,107)	$(48)	$(2)

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
		(Restated)
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(2,263)	$(233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of affiliates	(23)	(148)
Dividends received from equity investments	16	29
Cumulative effect of change in accounting principle	28	—
Impairment losses and restructuring charge	2,071	1,074
Gain on sales of assets and investments	(27)	(270)
Depreciation and amortization	274	255
Non-cash charges for reorganization items	162	—
Amortization of transition power agreements and other obligations (non-cash revenue)	(356)	(325)
Price risk management activities, net	206	(168)
Deferred income taxes	(27)	(58)
Minority interest	27	40
Interest rate hedging losses	110	7
Other, net	54	63
Changes in operating assets and liabilities:
Receivables, net	119	754
Other current assets	122	76
Other assets	(37)	(85)
Accounts payable and accrued liabilities	(358)	(265)
Taxes accrued	(56)	(39)
Other liabilities	(21)	(2)

Total adjustments	2,284	938

Net cash provided by operating activities	21	705

Cash Flows from Investing Activities:
Capital expenditures	(444)	(1,107)
Cash paid for acquisitions	(61)	(93)
Issuance of notes receivable	(27)	(329)
Repayments on notes receivable	98	142
Proceeds from the sale of assets	297	238
Proceeds from the sale of minority owned investments	—	1,987
Other	4	(12)

Net cash (used in) provided by investing activities	(133)	826

Cash Flows from Financing Activities:
Issuance of short-term debt, net	(36)	52
Proceeds from issuance of long-term debt	307	2,562
Repayment of long-term debt	(289)	(2,765)
Change in debt service reserve fund	43	47
Purchase of TIERS Certificates	(51)	—
Other	9	6

Net cash used in financing activities	(17)	(98)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	7

Net (Decrease) Increase in Cash and Cash Equivalents	(124)	1,440
Cash and Cash Equivalents, beginning of period	1,706	793

Cash and Cash Equivalents, end of period	$1,582	$2,233

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$359	$315
Cash paid (refunds received) for income taxes	$(13)	$276
Cash paid for reorganization items (professional fees and administrative expense)	$12	$—
Business Acquisitions:
Fair value of assets acquired	$61	$96
Less cash paid	61	93

Liabilities assumed	$—	$3

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

A. Description of Chapter 11 Proceedings and Business

  Overview

        Mirant Corporation (formerly Southern Energy, Inc.) and its subsidiaries (collectively, "Mirant" or the "Company") is an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern").

        Mirant's revenues are generated through the production of electricity in the United States, the Philippines and the Caribbean. In addition, in North America, Mirant trades and markets energy commodities to manage the financial performance of its power generation business and to take proprietary commodity trading positions, primarily in regions where it owns generating facilities or other physical assets. In the Philippines, over 80% of the Company's generation output is sold under long-term contracts. The Company's operations in the Caribbean include fully integrated electric utilities, which generate power sold to residential, commercial and industrial customers. As of September 30, 2003, Mirant owned or controlled through lease or operating agreements more than 21,000 MW of electric generating capacity. In North America, the Company also had rights to approximately 432 million cubic feet per day of natural gas production, more than 758 million cubic feet per day of natural gas transportation and approximately 860 million cubic feet of natural gas storage as of September 30, 2003.

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

  Proceedings under Chapter 11 of the Bankruptcy Code

        On July 14, 2003 and July 15, 2003 ("Petition Date"), Mirant and 74 of its wholly-owned subsidiaries in the United States (collectively, the "Original Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"). On August 18, 2003, two additional wholly-owned subsidiaries of Mirant, Mirant EcoElectrica Investments I, Ltd. and Puerto Rico Power Investments Ltd., commenced Chapter 11 cases under the Bankruptcy Code (the "EcoElectrica Debtors"). On October 3, 2003, four of Mirant's affiliates who jointly own directly and indirectly the Wrightsville power plant also commenced Chapter 11 cases (the "Wrightsville Debtors"). On November 18, 2003, two additional wholly-owned subsidiaries of Mirant, Mirant Americas Energy Capital, LP and Mirant Americas Energy Capital Assets, LLC, commenced Chapter 11 cases under the Bankruptcy Code (the "Energy Capital Debtors," together with the Original Debtors, the EcoElectrica Debtors, and the Wrightsville Debtors, the "Mirant Debtors"). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

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

        The Bankruptcy Court has established a committee of unsecured creditors for Mirant Corporation and a committee of unsecured creditors for Mirant Americas Generation (collectively, the "Creditor Committees"). The Bankruptcy Court has also established a committee of equity securities holders of Mirant Corporation (the "Equity Committee," and collectively with the Creditor Committees, the "Statutory Committees").

        On November 5, 2003, certain of the Mirant Debtors entered into a two-year debtor-in-possession credit facility for up to $500 million (the "DIP Facility") with General Electric Capital Corporation ("GECC"). The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. See Note H for further discussion of the DIP Facility.

        Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization to be developed by the Mirant Debtors later in the bankruptcy proceedings. Mirant estimates, based on a preliminary review and analysis of all claims conducted as of December 4, 2003, that in excess of 8,500 proofs of claim have been filed in the Chapter 11 cases. The claims total approximately $4.6 billion. Mirant expects that this is only a portion of the claims that will ultimately be filed in this case and anticipates that the aggregate claims will be substantially more than those claims received to date. Furthermore, the Mirant Debtors have not analyzed the validity and enforceability of submitted claims or whether such claims should ultimately be allowed in the Chapter 11 proceedings. As such, the amounts receiving distributions under the plan or plans of reorganization may substantially vary from the amounts of the claims submitted.

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

        The Mirant Debtors are in the process of evaluating all of their executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected. Once the evaluation is complete with respect to each particular contract, the applicable Mirant Debtors will file an appropriate motion with the Bankruptcy Court seeking approval to assume or reject the contract. The court will then determine to grant or deny such motions. As of the date of this filing, the Mirant Debtors have identified the following material contracts to be rejected.

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

        Perryville Tolling Agreement:    On August 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the tolling agreement with Perryville, which requires a fixed capacity payment and allows Mirant to supply the natural gas needed to fuel the Perryville generation facility and to own and market the facility's output. The rejection was effective as of September 15, 2003. At the time of the rejection, Mirant Americas held a subordinated note receivable from Perryville in the amount of $99 million. Under the terms of the subordinated loan, Perryville is not required to make payments to Mirant Americas during the pendency of a default under the tolling agreement. In addition, under the subordinated note, Perryville has the right to set off obligations under the subordinated note against amounts payable by Mirant Americas under a guaranty of the tolling agreement. As a result, Mirant Americas does not expect to receive any future repayments on this note. Accordingly, the entire balance of the note was written off and recorded in reorganization items in the three months ended September 30, 2003. Mirant also recorded a net gain of approximately $6 million in the three months ended September 30, 2003 to remove the capital lease debt obligations and related assets from its unaudited condensed consolidated balance sheet.

        On October 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court for approval of a settlement between Mirant and PEPCO regarding the two out-of-market transition power agreements ("TPAs"), whereby, the contracted per MWh prices for power delivered under the TPAs were increased by $6.40 and the TPAs were assumed. In addition, the agreement grants PEPCO an allowed pre-petition general unsecured claim related to the amendment of these agreements in the amount of $105 million. On November 19, 2003, the Bankruptcy Court approved the settlement and assumption of the amended TPAs.

        On November 19, 2003, the Bankruptcy Court issued an order to make effective the November 5, 2003 amendment to the Company's Global Risk Management Policy (the "Risk Management Policy"). Under this order, the Mirant Debtors are required to conduct their commercial activities in compliance with the terms and provisions of the Risk Management Policy, which defines approved markets, energy and other commodities for the trading and marketing activities of the Company's North America segment. It also establishes risk and authorization limits for Mirant personnel involved in these commercial activities.

        The Risk Management Policy establishes definitions of permitted asset hedging and optimization transactions and establishes the Company's risk limits for these activities. Asset hedging activities are designed to reduce the risks around the capital Mirant has invested in physical assets, including power plants and natural gas assets, while optimization activities place additional capital at risk in order to generate a return. Optimization activities are designed to leverage the Company's proprietary knowledge in markets where it maintains a physical presence in order to earn incremental gross margin. The Risk Management Policy establishes a $7.5 million Value at Risk ("VaR") limit for optimization activities. Mirant has not established a specific VaR limit for asset hedging activities, as they are risk reducing in nature.

        On the Petition Date, the Bankruptcy Court granted the Mirant Debtors interim permission to implement a Counterparty Assurance Program. On August 27, 2003, the Bankruptcy Court issued a final order authorizing the Company's Counterparty Assurance Program. Historically, Mirant Americas Energy Marketing, one of the U.S. subsidiaries of Mirant that is also a debtor and debtor-in-possession in the Chapter 11 cases, has engaged in trading and marketing activities, including proprietary trading activities for its own account and trading activities to economically hedge Mirant's generation assets, from which various Mirant Debtors have historically derived value. Mirant Americas Energy Marketing conducts a substantial portion of its business through the use of derivative contracts that may fall within the "safe-harbor" protections set forth in Bankruptcy Code Sections 556 and 560 as well as in other sections of the Bankruptcy Code. The safe harbor provisions permit non-debtor parties to, among other things, exercise certain contractual termination rights and remedies notwithstanding the commencement of a Chapter 11 case. Although case law surrounding the scope of the Bankruptcy Code's safe harbor provisions remains unsettled, if a contract qualifies for safe harbor protection, a non-debtor party may be permitted to terminate or liquidate the contract upon a commencement of a bankruptcy proceeding. In addition, in certain circumstances, commencement of a bankruptcy proceeding may cause automatic termination or liquidation of the contract in accordance with the contractual terms. The Counterparty Assurance Program approved by the Bankruptcy Court supports the ability of the Mirant Debtor's to continue activities designed to maximize the value of their assets without interruption. The Bankruptcy Court orders authorized immediate relief to honor any and all obligations under existing and future trading and marketing contracts (i.e., safe harbor contracts).

        Pursuant to the general terms of Mirant Americas Energy Marketing's derivative trading contracts, upon early termination, settlement payments are determined by the non-defaulting counterparty using mark-to-market valuation methodologies. Given the inherent uncertainties in mark-to-market valuation, Mirant may not be able to realize the net current value of derivative trading contracts that are terminated early as a result of the Chapter 11 filings, or other events of default, due to a potential increase in mark-to-market liabilities and a potential decrease in mark-to-market assets upon settlement. A number of counterparties have exercised early termination rights which will likely result in a loss of value to Mirant. Mirant recognized a loss, which is reflected in reorganization items, of $57 million in the three and nine months ended September 30, 2003 as an estimate of losses incurred with respect to such safe harbor contracts. However, the ultimate impact of these early terminations is not known at this time. In addition, although the terms of most of Mirant Americas Energy Marketing's derivative contracts do not relieve the non-defaulting party of the obligation to pay settlement amounts owing, some of Mirant Americas Energy Marketing's counterparties owing settlement payments may refuse to make such payments absent litigation, further reducing the value of Mirant Americas Energy Marketing's unsettled terminated trading positions.

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

        At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors or if and when some or all of the Mirant Debtors may emerge from Chapter 11. The prospects for the future results depend on the timely and successful development, confirmation and implementation of a plan of reorganization. There can be no assurance that a successful plan or plans of reorganization will be proposed by the Mirant Debtors, supported by Mirant Debtors' creditors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The rights and claims of various creditors and security holders will be determined by the applicable plans as well. Under the priority scheme established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before equity security holders are entitled to any distributions. The ultimate recovery to creditors and equity security holders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies, and it is possible that the equity interests in Mirant and the other Mirant Debtors, or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Whether or not a plan or plans of reorganization are approved, it is possible that the assets of any one or more of the Mirant Debtors may be liquidated.

  Accounting for Reorganization

        The accompanying unaudited condensed consolidated financial statements of Mirant have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Mirant's unaudited condensed consolidated financial statements do not reflect adjustments that might be required if Mirant (or each of the Mirant Debtors) is unable to continue as a going concern.

        Unaudited condensed combined financial statements of the Mirant Debtors and Non-Debtors are set forth below:

Unaudited Condensed Combined Statements of Operations
For the Three Months ended September 30, 2003
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$1,347	$280	$(16)	$1,611
Cost of fuel, electricity and other products	936	83	(15)	1,004
Operating expenses	224	106	(1)	329

Operating income	187	91	—	278
Other expense, net	97	53	8	158
Reorganization items	179	—	3	182
(Benefit) provision for income taxes	(56)	29	—	(27)
Income from discontinued operations, net of tax	—	2	—	2

Net (loss) income	$(33)	$11	$(11)	$(33)

Unaudited Condensed Combined Statements of Operations
For the Nine Months ended September 30, 2003
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$3,607	$778	$(28)	$4,357
Cost of fuel, electricity and other products	2,577	214	(24)	2,767
Operating expenses	2,891	298	(4)	3,185

Operating (loss) income	(1,861)	266	—	(1,595)
Other expense, net	307	118	8	433
Reorganization items, net	179	—	3	182
(Benefit) provision for income taxes	(101)	106	—	5
Income (loss) from discontinued operations, net of tax	11	(31)	—	(20)
Cumulative effect of change in accounting principle, net of tax	(28)	—	—	(28)

Net (loss) income	$(2,263)	$11	$(11)	$(2,263)

Unaudited Condensed Combined Balance Sheets
September 30, 2003
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current assets	$3,393	$838	$3	$4,234
Intercompany receivables	348	571	(919)	—
Property, plant and equipment, net	5,445	2,718	1	8,164
Intangible assets, net	513	611	—	1,124
Investments	2,411	204	(2,410)	205
Other	1,012	513	(1,094)	431

Total Assets	$13,122	$5,455	$(4,419)	$14,158

Liabilities not subject to compromise:
Current liabilities	1,504	641	(201)	1,944
Intercompany payables	239	154	(393)	—
Other noncurrent liabilities	1,022	809	(1,094)	737
Long-term debt	165	1,172	—	1,337
Liabilities subject to compromise	9,427	—	(323)	9,104
Minority interest	—	271	—	271
Stockholders' equity	765	2,408	(2,408)	765

Total Liabilities and Stockholders' Equity	$13,122	$5,455	$(4,419)	$14,158

Unaudited Condensed Combined Statements of Cash Flows
For the Nine Months ended September 30, 2003
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Net cash provided by (used in):
Operating activities	$(323)	$317	$27	$21
Investing activities	(19)	(48)	(66)	(133)
Financing activities	276	(332)	39	(17)
Effect of exchange rate changes on cash and cash equivalents	3	2	—	5

Net decrease in cash and cash equivalents	(63)	(61)	—	(124)
Cash and cash equivalents, beginning of period	1,214	492	—	1,706

Cash and cash equivalents, end of period	$1,151	$431	$—	$1,582

Cash paid for reorganization items	$12	$—	$—	$12

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus "Liabilities Subject to Compromise."

        Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor entities; (2) liabilities incurred after the Petition Date; (3) pre-petition date liabilities that the Mirant Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved; (4) liabilities related to pre-petition contracts that have not been rejected; and (5) pre-petition date liabilities that have been approved for payment by the Court and that the Mirant Debtors expect to pay (in advance of a plan of reorganization) over the next twelve month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

        Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date as specified above. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or potential pre-petition date claims that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. There can be no assurance that the liabilities of the Mirant Debtors will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of Mirant's stockholders being diluted or eliminated entirely. The amounts subject to compromise at September 30, 2003 consisted of the following items (in millions):

Items, absent the bankruptcy filings, that would have been considered current at September 30, 2003:
Accounts payable and accrued liabilities	$1,031
Current portion of long-term debt	1,377
Price risk management liabilities	143
Items, absent the bankruptcy filings, that would have been considered noncurrent at September 30, 2003:
Long-term debt	5,455
Price risk management liabilities	657
Company obligated mandatorily redeemable securities of a subsidiary holding solely parent company debentures	345
Other noncurrent liabilities	96

Total	$9,104

Accounts payable and accrued liabilities above are net of approximately $77 million of pre-petition accounts receivable due from counterparties with which the Mirant Debtors have a netting agreement.

        The classification of liabilities "not subject to compromise" versus liabilities "subject to compromise" is based on currently available information and analysis. As the bankruptcy filings proceed and additional information and analysis is completed or, as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant.

Interest Expense

        The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $115 million for the three and nine months ended September 30, 2003.

Reorganization Items

        Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Mirant Debtors as a result of Chapter 11 and are presented separately in the unaudited condensed consolidated statement of operations. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Mirant Debtors. For the three and nine months ended September 30, 2003, reorganization items were as follows (in millions):

Professional fees and administrative expense	$18
Provision for write off of subordinated note from Perryville	99
Gain on write off of Perryville capital lease	(6)
Provision for terminated contracts	57
Interest income	(2)
Estimated damage claims	16

Total	$182

        Professional fees and administrative expense relate to legal, accounting and other professional costs directly associated with the reorganization process.

        For the three and nine months ended September 30, 2003, the $99 million write off of the subordinated note receivable from Perryville and the net gain on the write off of the Perryville capital lease debt obligations and related assets resulted from the rejection of the Perryville tolling agreement. For the three and nine months ended September 30, 2003 a $57 million loss provision was recorded with respect to price risk management contracts that were terminated by counterparties.

B. Accounting and Reporting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements (unaudited) of Mirant and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

        The financial statements include the accounts of Mirant and its wholly-owned as well as controlled majority owned subsidiaries and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method. Majority or jointly owned affiliates, which Mirant does not control, are also accounted for using the equity method of accounting.

        Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

  Cumulative Effect of Change in Accounting Principles

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The Company adopted this statement effective January 1, 2003. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. In the first quarter of 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of approximately $3 million, net of taxes, related to its adoption of SFAS No. 143. The Company also recorded property, plant and equipment of $6 million and noncurrent asset retirement obligations of $9 million as of January 1, 2003. The Company's asset retirement obligations are associated primarily with the proper closure or removal of its fuel oil storage tanks, removal of generation facilities and the capping of its ash landfills. The net asset retirement liability as of January 1, 2003 and September 30, 2003, which is reported in other noncurrent liabilities in the Company's balance sheet, and the changes in the net liability for the nine months ended September 30, 2003 were as follows (in millions):

Liability at January 1, 2003	$9
Liability settled in 2003	—
Accretion expense in 2003	1

Net liability at September 30, 2003	$10

        Had the Company adopted SFAS No. 143 as of January 1, 2002, its noncurrent asset retirement liabilities would have been approximately $7 million as of January 1, 2002, and its income from continuing operations and net income for the three and nine months ended September 30, 2002 would have been lower by less than $1 million. Basic and diluted earnings per share for the three and nine months ended September 30, 2002 would not have been affected.

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

  New Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created or obtained after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003. On December 17, 2003, the FASB approved various amendments to FIN 46 including a partial deferral of effective dates. The Company will implement the provisions of the revised FIN 46 according to the timeline set forth in the final release, which is expected by December 31, 2003.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies (1) under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) when a derivative contains a financing component that should be reflected as a financing on the balance sheet and the statement of cash flows and (3) the definition of the term underlying in SFAS No. 133 to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In addition, SFAS No. 149 also incorporates certain Derivative Implementation Group ("DIG") Implementation Issues. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance is applied to hedging relationships on a prospective basis. The adoption of SFAS No. 149 did not materially impact the accounting for Mirant's derivative contracts.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equities. Under SFAS No. 150, such financial instruments are required to be classified as liabilities in the statement of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Mirant's existing financial instruments beginning on July 1, 2003. Mirant determined that the 6.9 million shares of trust preferred securities sold in October 2000 for total proceeds of $345 million fall within the scope of SFAS No. 150. These preferred securities were previously reported as company obligated mandatorily redeemable securities of a subsidiary holding parent company supported debentures, which was reflected between the liabilities and stockholders' equity sections on the balance sheet. As of September 30, 2003, these preferred securities are reflected in the liabilities section of the balance sheet and classified as liabilities subject to compromise in accordance with SOP 90-7.

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

        In July 2003, the EITF reached consensus on EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes" that address whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, Mirant considered EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," and determined that realized gains and losses on derivative contracts not held for trading purposes should be reported on a net basis. The consensus applies to transactions or arrangements entered into by Mirant after September 30, 2003. Mirant currently reflects realized and unrealized gains and losses on electricity derivative contracts not held for trading purposes in generation revenues on a net basis in the unaudited condensed consolidated statements of operations. Mirant currently reflects realized and unrealized gains and losses on fuel derivative contracts not held for trading purposes in cost of fuel, electricity and other products on a net basis in the unaudited condensed consolidated statements of operations.

        On November 5, 2003, the FASB made certain revisions to the implementation guidance contained in DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." DIG Issue C15 describes the criteria that permits power purchase or sale agreements to qualify for the normal purchases and normal sales exception. The revisions are effective on the first day of the first fiscal quarter beginning after November 10, 2003. Mirant has reviewed the modifications to DIG Issue C15 and has determined that they will not have a material impact on its unaudited condensed consolidated results of operations, cash flows or financial position.

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

        Subsequent to the rescission of EITF Issue 98-10 the mark-to-market method is used to account for energy trading contracts entered into after October 25, 2002 that meet the criteria of derivative financial instruments pursuant to SFAS No. 133. These criteria require such contracts to be related to future periods, to contain one or more underlying positions and one or more notional amounts, require little or no initial net investment and to have terms that require or permit net settlement of the contract in cash or its equivalent. As such transactions may be settled in cash, the fair value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. The net unrealized gains or losses resulting from the revaluation of such contracts during the period are recognized currently in net trading revenues in the accompanying unaudited condensed consolidated statements of operations. Assets and liabilities associated with energy trading activities are reflected in Mirant's unaudited condensed consolidated balance sheet as either price risk management assets and liabilities or liabilities subject to compromise, as appropriate. Price risk management assets and liabilities are classified as short-term (i.e., current) or long-term based on the term, or tenor, of the contracts.

  Derivative Financial Instruments

        SFAS No. 133 requires that derivative financial instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and the realized gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to cash flow hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected within other current and non-current assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. The assets and liabilities related to derivative instruments that do not qualify for hedge accounting treatment are included in price risk management assets and liabilities. The assets and liabilities related to derivative instruments that are associated with assets and liabilities held for sale are presented net within those captions on our accompanying unaudited condensed consolidated balance sheets. Many of Mirant's electricity sales and fuel supply agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under SFAS No. 133 and are therefore exempt from fair value accounting treatment. The majority of the Company's commodity derivative financial instruments do not qualify for hedge accounting and therefore changes in such instruments' fair value are recognized currently in earnings. Unless the contract is held for trading purposes, changes in fair value of electricity derivative financial instruments are reflected in generation revenue and changes in fair value of fuel derivative contracts are reflected in cost of fuel and other products in the unaudited condensed consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Net loss, as reported	$(33)	$(41)	$(2,263)	$(233)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8	6	21	18

Pro forma net loss	$(41)	$(47)	$(2,284)	$(251)

Loss per share:
Basic—as reported	$(0.08)	$(0.10)	$(5.59)	$(0.58)

Basic—pro forma	$(0.10)	$(0.12)	$(5.64)	$(0.62)

Diluted—as reported	$(0.08)	$(0.10)	$(5.59)	$(0.58)

Diluted—pro forma	$(0.10)	$(0.12)	$(5.64)	$(0.62)

C.    Restatement and Reclassifications

        The unaudited condensed consolidated financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments.

  Discontinued Operations

        The financial statements for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income (loss) from discontinued operations for the three and nine months ended September 30, 2003 and 2002 includes the following components of the Company that will be disposed of or have been disposed of in 2003: Mirant Europe B.V., the Neenah generating facility in Wisconsin, the Tanguisson power plant in Guam and investments held by Mirant Americas Energy Capital, LP ("Mirant Americas Energy Capital") and Mirant Canada Energy Capital, Ltd. ("Mirant Canada Energy Capital"). Income (loss) from discontinued operations for the three and nine months ended September 30, 2002 also includes the operations of Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia and the State Line generating facility in Indiana which were disposed of in 2002.

        A summary of the operating results for these discontinued operations for the three and nine months ended September 30, 2003 and 2002 follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Operating revenue	$—	$17	$4	$84
Operating expenses, including other (expense) income, net	2	(73)	(25)	(130)

Income (loss) before income taxes	2	(56)	(21)	(46)
Income tax benefit	—	23	1	18

Net income (loss)	$2	$(33)	$(20)	$(28)

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

        Total current liabilities related to assets held for sale are included in other current liabilities in the condensed consolidated balance sheets. No balance sheet accounts were classified as assets held for sale or liabilities held for sale at September 30, 2003.

  Restatement of Consolidated Financial Statements

        In addition to the changes to the Company's previously issued financial statements required by the adoption of SFAS No. 144, management has identified certain errors which necessitated a restatement of the Company's third quarter 2002 consolidated financial statements. The reclassifications also include the net presentation of revenues and expenses associated with energy trading activities required by EITF Issue 02-03. The following tables and discussion highlight the effects of the restatement adjustments and reclassifications on the previously reported unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2002 (in millions).

  Consolidated Statements of Operations

	For the Three Months Ended September 30, 2002
	Increase (Decrease) Due To:
	As Previously Reported	Discontinued Operations	EITF Issue 02-03	Restatement Adjustments	As Restated
Operating Revenues:
Generation	$2,130	$(4)	$(750)	$(129)	$1,247
Integrated utilities and distribution	128	—	—	—	128
Net trading loss	—	(3)	—	(2)	(5)

Total operating revenues	2,258	(7)	(750)	(131)	1,370
Cost of fuel, electricity and other products	1,473	(1)	(750)	4	726

Gross Margin	785	(6)	—	(135)	644

Operating Expenses:
Operations and maintenance	340	(17)	—	(7)	316
Depreciation and amortization	82	(6)	—	(3)	73
Impairment losses and restructuring charges	230	(54)	—	(9)	167
Gain on sales of assets, net	(5)	—	—	1	(4)

Total operating expenses	647	(77)	—	(18)	552

Operating Income	138	71	—	(117)	92

Other (Expense) Income, net:
Interest expense	(128)	3	—	(4)	(129)
Interest rate hedging losses	—	—	—	(2)	(2)
Loss on sales of investments, net	(4)	—	—	1	(3)
Equity in income of affiliates	25	—	—	(1)	24
Other, net	(4)	(1)	—	(1)	(6)
Minority interest	(20)	—	—	—	(20)
Interest income	28	(11)	—	1	18

Total other expense, net	(103)	(9)	—	(6)	(118)

Income (Loss) From Continuing Operations Before Income Taxes	35	62	—	(123)	(26)
Provision (Benefit) for Income Taxes	38	25	—	(81)	(18)

Loss From Continuing Operations	(3)	37	—	(42)	(8)

Income (Loss) from Discontinued Operations, net of taxes of $23	2	(37)	—	2	(33)

Net Loss	$(1)	$—	$—	$(40)	$(41)

Earnings (Loss) Per Share:
Basic:
From continuing operations	$(0.01)				$(0.02)
From discontinued operations	0.01				(0.08)

Net loss	$(0.00)				$(0.10)

Diluted:
From continuing operations	$(0.01)				$(0.02)
From discontinued operations	0.01				(0.08)

Net loss	$(0.00)				$(0.10)

        Operating revenue for the three months ended September 30, 2002 was adjusted by $123 million as a result of the following restatement adjustments:

  •
  a decrease of $11 million for certain power purchase agreements previously accounted for as executory contracts that are now reflected at fair value under SFAS No. 133;

  •
  an increase of $12 million to record a full requirements contract in Texas at fair value;

  •
  a decrease of $11 million to reverse mark-to-market gains on energy loans held by Mirant's Energy Capital business, which were previously accounted for at fair value;

  •
  a decrease of $69 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133; and

  •
  a decrease of $44 million as a result of mark-to-market adjustments in Mirant's natural gas trading business.

        Cost of fuel, electricity and other products, excluding depreciation, for the three months ended September 30, 2002 was adjusted by $12 million primarily as a result of the reversal of $8 million of contra-expense during the three months ended September 30, 2002 due to the change in the accounting for certain power purchase agreements to fair value accounting.

        The provision for income tax for the three months ended September 30, 2002 was adjusted primarily as a result of the tax effect of the restatement adjustments above.

	For the Nine Months Ended September 30, 2002
	Increase (Decrease) Due To:
	As Previously Reported	Discontinued Operations	EITF Issue 02-03	Restatement Adjustments	As Restated
Operating Revenues:
Generation	$4,619	$(35)	$(1,289)	$(358)	$2,937
Integrated utilities and distribution	362	—	—	—	362
Net trading revenue (loss)	—	5	(42)	184	147

Total operating revenues	4,981	(30)	(1,331)	(174)	3,446
Cost of fuel, electricity and other products	3,027	(5)	(1,331)	(17)	1,674

Gross Margin	1,954	(25)	—	(157)	1,772

Operating Expenses:
Operations and maintenance	934	(32)	—	(2)	900
Depreciation and amortization	236	(17)	—	(3)	216
Impairment losses and restructuring charges	1,137	(68)	—	(6)	1,063
Gain on sales of assets, net	(33)	—	—	1	(32)

Total operating expenses	2,274	(117)	—	(10)	2,147

Operating Income (Loss)	(320)	92	—	(147)	(375)

Other (Expense) Income, net:
Interest expense	(354)	9	—	(2)	(347)
Interest rate hedging losses	—	—	—	(7)	(7)
Gain on sales of investments, net	276	—	—	(38)	238
Equity in income of affiliates	145	—	—	3	148
Other, net	28	(4)	—	(1)	23
Minority interest	(54)	—	—	(2)	(56)
Interest income	60	(32)	—	4	32

Total other (expense) income, net	101	(27)	—	(43)	31

Loss From Continuing Operations Before Income Taxes	(219)	65	—	(190)	(344)
Provision (Benefit) for Income Taxes	19	26	—	(184)	(139)

Loss From Continuing Operations	(238)	39	—	(6)	(205)

Income (Loss) from Discontinued Operations, net of taxes of $18	11	(39)	—	—	(28)

Net Loss	$(227)	$—	$—	$(6)	$(233)

Earnings (Loss) Per Share:
Basic:
From continuing operations	$(0.59)				$(0.51)
From discontinued operations	0.03				(0.07)

Net loss	$(0.56)				$(0.58)

Diluted:
From continuing operations	$(0.59)				$(0.51)
From discontinued operations	0.03				(0.07)

Net loss	$(0.56)				$(0.58)

        Operating revenue for the nine months ended September 30, 2002 was adjusted by $174 million as a result of the following restatement adjustments:

  •
  a decrease of $19 million for certain power purchase agreements previously accounted for as executory contracts that are now reflected at fair value under SFAS No. 133;

  •
  a decrease of $18 million to record a full requirements contract in Texas at fair value;

  •
  a decrease of $43 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133;

  •
  a decrease of $11 million to reverse mark-to-market gains on energy loans held by Mirant's Energy Capital business, which were previously accounted for at fair value; and

  •
  a decrease of $83 million as a result of mark-to-market adjustments in Mirant's natural gas trading business.

        Cost of fuel, electricity and other products, excluding depreciation, for the nine months ended September 30, 2002 was adjusted by $17 million primarily as a result of the liquidation damages of $20 million related to a receivable from Enron, offset by the reversal of $42 million of contra-expense during the nine months ended September 30, 2002 due to the change in the accounting for certain power purchase agreements to fair value accounting.

        Gain on sale of investments, net was adjusted by $38 million, as a result of changes in the calculation of the gain recognized from the Company's sale of its Bewag investment in the first quarter of 2002.

        The provision for income tax for the nine months ended September 30, 2002 was adjusted primarily as a result of the increase in the tax benefit related to the impairment of our investment in Western Distribution Holdings Limited and WPD Investment Holdings (collectively, "WPD") and as a result of the tax effect of the other restatement adjustments described above.

  Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2002
	As Previously Reported	As Restated
Cash Flows from Operating Activities:
Net loss	$(227)	$(233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of affiliates	(145)	(148)
Dividends received from equity investments	29	29
Impairment losses and restructuring charge	1,080	1,074
Gain on sales of assets and investments	(309)	(270)
Depreciation and amortization	258	255
Amortization of transition power agreements and other obligations (non-cash revenue)	(436)	(325)
Price risk management activities, net	(169)	(168)
Deferred income taxes	101	(58)
Minority interest	38	40
Interest rate hedging losses	—	7
Other, net	65	63
Changes in operating assets and liabilities:
Receivables, net	609	754
Other current assets	106	76
Other assets	(72)	(85)
Accounts payable and accrued liabilities	(200)	(265)
Taxes accrued	(52)	(39)
Other liabilities	7	(2)

Total adjustments	910	938

Net cash provided by operating activities	683	705

Cash Flows from Investing Activities:
Capital expenditures	(1,111)	(1,107)
Cash paid for acquisitions	(94)	(93)
Issuance of notes receivable	(329)	(329)
Repayments on notes receivable	142	142
Proceeds from the sale of assets	242	238
Proceeds from the sale of minority owned investments	1,987	1,987
Other	(11)	(12)

Net cash provided by investing activities	826	826

Cash Flows from Financing Activities:
Issuance of short-term debt, net	52	52
Proceeds from issuance of long-term debt	2,562	2,562
Repayment of long-term debt	(2,765)	(2,765)
Change in debt service reserve fund	47	47
Other	15	6

Net cash used in financing activities	(89)	(98)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	7

Net Increase in Cash and Cash Equivalents	1,427	1,440
Cash and Cash Equivalents, beginning of period	856	793

Cash and Cash Equivalents, end of period	$2,283	$2,233

        Operating cash flows in the nine months ended September 30, 2002 increased by $22 million primarily as a result of the restatement of the Company's cash balances at both December 31, 2001 and September 30, 2002.

D. Price Risk Management Assets and Liabilities

        As of September 30, 2003, the fair value, net of credit reserves, of Mirant's price risk management portfolio is as follows (in millions):

	Price Risk Management
	Assets at September 30, 2003	Liabilities at September 30, 2003
Electricity	$145	$112
Natural gas	59	85
Crude oil	3	1
Other	10	10

Total	$217	$208

        Power sales agreements and contracts that are used to mitigate exposure to commodity prices but do not meet the definition of a derivative or are excluded from fair value accounting under certain exceptions in SFAS No. 133 are accounted for as executory contracts.

        The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2003 was 1.5 years. The net notional amount, or net short position, of the price risk management assets and liabilities at September 30, 2003 was approximately 3.7 million equivalent MWh.

        Certain long-term power purchase agreements previously included in price risk management liabilities and totaling $800 million were reclassified to liabilities subject to compromise in the three months ended September 30, 2003 as a result of contract rejections. The term of these long-term power purchase agreements at September 30, 2003 is presented below.

	Long-Term Power Purchase Agreements
	Quantity(MW)	Term
Ohio Edison	450	2005
Panda	230	2021
Montgomery County Resource Recovery Facility	50	2003

E. Dispositions and Acquisitions

  Dispositions

        Tanguisson:    In April 2003, Mirant completed the sale of its Tanguisson power plant in Guam for approximately $16 million, which approximated the book value of the assets sold.

        Mirant Americas Energy Capital:    In May and August 2003, Mirant Americas Energy Capital completed the sale of the two remaining investments held by Mirant Americas Energy Capital for approximately $41 million and $3 million, respectively, which approximated book value.

        Mirant Canada operations:    In May 2003, Mirant announced that it had entered into agreements to sell its Canadian natural gas aggregator services contracts, a significant portion of its natural gas transportation contracts and a portion of its storage contracts. The contracts included in the sale represent 380 million cubic feet per day of natural gas transportation assets and approximately 1.3 billion cubic feet of natural gas storage, as well as Mirant's "netback pool." The netback pool represents natural gas marketing contracts that aggregate and market the supply of natural gas from over 500 Canadian natural gas producers associated with the former TransCanada pool business. As part of the sale agreements, Mirant paid approximately $28 million. The sale closed in July 2003. Mirant recognized a pre-tax gain of approximately $18 million related to this transaction, which is reflected in gain on sale of assets.

        Birchwood:    In May 2003, Mirant announced that it had entered an agreement to sell all but one half of one percent of its 50% ownership interest in the Birchwood generating plant located near Fredricksburg, Virginia. On October 9, 2003, the Bankruptcy Court entered an order approving the consummation of the sale. Mirant completed the sale on October 31, 2003 for a price of $70 million. Mirant estimates that it will recognize a pre-tax gain of approximately $67 million related to this transaction.

        The financial statements for current and prior years have been reclassified to report the revenues and expenses separately as discontinued operations for the asset sales of Neenah, Mirant Americas Energy Capital and Tanguisson. (See Note C)

  Joint Venture Activity

        Toledo and Panay:    In June 2003, Mirant Global Corporation ("MGC"), a wholly-owned subsidiary of Mirant (Philippines) Corporation ("MPC"), entered into an agreement with the First Metro Investment Corporation Group ("the FMIC Group") to pursue business opportunities in power generation in the Visayas region of the Philippines. The FMIC Group agreed to acquire the entire equity interest in Panay Power Corporation, a 72 MW power generation company on the island of Panay and a 22.8 MW generation asset of the Sunrise Power Project located in the island of Luzon. The total acquisition cost of these two projects is approximately $64 million in addition to the assumption of the project debt at Panay Power Corporation of approximately $32 million. Also, a new project debt of approximately $6.4 million is expected to be raised for the 22.8 MW generation asset. The transaction reached financial close on December 4, 2003. Effective December 4, 2003, the FMIC Group contributed its equity interest in Panay Power Corporation and in the project company that owns the 22.8 MW generation asset of the Sunrise Power Project to an entity, Claredon Tower Holdings, Inc. ("Claredon"). Claredon became a subsidiary of MGC in exchange for a 50% ownership interest in MGC. As a result, the FMIC Group and MPC each have a 50% voting interest in the joint venture. MPC's investment in MGC at September 30, 2003 aggregated $21 million. The FMIC Group and MPC have agreed not to transfer all or any of their shares in MGC for a period of three years. No gain or loss was recorded as a result of this transaction.

F. Goodwill and Other Intangible Assets

  Goodwill

        Following is a summary of the changes in goodwill for the nine months ended September 30, 2003 (in millions):

	North America	International	Total
Goodwill, December 31, 2002	$2,074	$609	$2,683
Impairment losses	(2,067)	—	(2,067)
Purchase accounting, reclassifications, disposal and tax adjustments	(7)	(1)	(8)

Goodwill, September 30, 2003	$—	$608	$608

        Upon the adoption of SFAS No. 141, "Business Combinations," Mirant reclassified its intangible assets relating to trading rights resulting from business combinations, to goodwill effective January 1, 2002. The reclassification increased goodwill by $149 million, net of accumulated amortization of $13 million and decreased intangible assets by a corresponding amount. During the nine months ended September 30, 2003, Mirant disposed of the Tanguisson power plant in Guam and finalized its purchase accounting adjustments for West Georgia and TransCanada assets, resulting in reclassifications among deferred taxes, prepaid assets and goodwill.

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

        As a result of two credit rating downgrades, the public opposition by certain influential banks that did not support Mirant's restructuring proposals, material unfavorable variances to its prior plan through the second quarter and a lawsuit filed against its restructuring proposal by Mirant Americas Generation bondholders, Mirant reassessed its goodwill for impairment at June 30, 2003. The results of the Company's Step I analysis indicated that a goodwill impairment existed at June 30, 2003. Using the data from Step I, Mirant completed a Step II analysis. Mirant's resulting estimate of impairment was $2.1 billion, which is reflected as an impairment expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2003.

  Other Intangible Assets

        Following is a summary of intangible assets as of September 30, 2003 and December 31, 2002 (in millions):

		September 30, 2003		December 31, 2002
	Weighted Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	30 years	$207	$(34)	$207	$(29)
Development rights	35 years	217	(22)	217	(18)
Emissions allowances	32 years	131	(11)	131	(8)
Other intangibles	14 years	33	(5)	47	(12)

Total other intangible assets		$588	$(72)	$602	$(67)

        Substantially all of Mirant's other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging up to 40 years. Amortization expense was approximately $5 million and $6 million for the three months ended September 30, 2003 and 2002, respectively, and $16 million for each of the nine months ended September 30, 2003 and 2002. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $19 million for each of the following five years.

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

        As described in "Critical Accounting Policies and Estimates," the carrying value of certain intangible assets above may be impaired in light of the bankruptcy filings and any changes to the Company strategy in implementing its plan or plans of reorganization.

G. Restructuring Charges and Impairment Losses

        Mirant adopted a plan in March 2002 to restructure its operations by exiting certain activities (including its European trading and marketing business), canceling and suspending planned power plant developments, closing business development offices, and severing employees in an effort to better position the Company to operate in the then current business environment. During the nine months ended September 30, 2003, Mirant recorded additional restructuring charges of $10 million. Additional impairment losses of approximately $5 million for the nine months ended September 30, 2003 were incurred as a result of Mirant's restructuring efforts to reduce costs and sell non-strategic assets.

        Components of the restructuring charges for the three and nine months ending September 30, 2003 and 2002 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Impairment losses	$—	$161	$2,076	$759
Restructuring charges:
Costs to cancel equipment orders and service agreements per contract terms	(2)	—	2	256
Severance of employees and other employee termination-related charges	—	6	8	48

Total restructuring charges (credits)	(2)	6	10	304

Total impairment losses and restructuring charges (credits)	$(2)	$167	$2,086	$1,063

        During the nine months ended September 30, 2003, Mirant terminated approximately 203 employees as part of its restructuring. For the nine months ended September 30, 2003, Mirant paid $19 million related to restructuring charges recorded in that period, of which, $17 million was associated with workforce reductions and related costs. As of September 30, 2003, Mirant had no liability for accrued restructuring charges, and as of September 30, 2002, Mirant had a liability for accrued restructuring charges of approximately $197 million. Following is a summary of the liability for accrued restructuring charges as of September 30, 2003 and 2002 (in millions):

		Adjustments (Statement of Operations Impact)
	Balance at January 1, 2003			Cash Payments	Other Adjustments		Balance at September 30, 2003
		Expense	Reversal			Reclassification
Costs to cancel equipment and projects	$—	$4	$(2)	$(2)	$—	$—	$—
Costs to sever employees and other employee-termination related costs	9	12	(4)	(17)	—	—	—

Total	$9	$16	$(6)	$(19)	$—	$—	$—

		Adjustments (Statement of Operations Impact)
	Balance at January 1, 2002			Cash Payments	Other Adjustments		Balance at September 30, 2002
		Expense	Reversal			Reclassification
							(Restated)
Costs to cancel equipment and projects	$—	$262	$(6)	$(43)	$5	$(31)	$187
Costs to sever employees and other employee-termination related costs	—	63	(15)	(35)	(3)	—	10

Total	$—	$325	$(21)	$(78)	$2	$(31)	$197

H. Debt

       The following developments have occurred in the Company's debt structure since December 31, 2002.

  Debtor-in-Possession Financing

        On November 5, 2003 certain of the Mirant Debtors (the "DIP Borrowers") entered into a two-year debtor-in-possession credit facility providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of $500 million or the then existing "borrowing base" (the "DIP Facility") with General Electric Capital Corporation ("GECC"). The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that are in the collateral base for the DIP Facility. The initial borrowing base is $777 million. However, upon the occurrence of certain trigger events, including an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers. Interest on the DIP Facility will be computed based on LIBOR plus 350 basis points or prime rate plus 250 basis points. With respect to letters of credit, the DIP Borrowers are required to pay a monthly letter of credit fee equal to 350 basis points in addition to an issuance fee at a rate of 25 basis points per annum. In addition, the DIP Borrowers are required to pay a monthly commitment fee of 75 basis points on the unused portion of the DIP Facility.

        Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative, reporting, restrictive and financial covenants. The covenant descriptions below are summaries of the respective provisions and reference is made to the DIP Facility:

        Affirmative Covenants.    Each DIP Borrower has agreed to certain affirmative covenants, subject to specified exceptions and qualifications, including:

  (i)
  to, and to cause its domestic subsidiaries to, do all things necessary to preserve and keep in full force and effect its corporate existence and its material rights and franchises, and preserve and protect all of its material assets and properties used or useful in the conduct of its business, and keep the same in good repair and working order;

  (ii)
  to pay and discharge or cause to be paid and discharged promptly all material charges payable by it, except when a nonpayment is permitted or a payment is prohibited by the Bankruptcy Court or the Bankruptcy Code;

  (iii)
  to, and to cause each of its domestic subsidiaries to, keep adequate books and records with respect to its business activities in which proper entries, reflecting all financial transactions, are made in accordance with GAAP;

  (iv)
  to, and to cause each of its domestic subsidiaries to, maintain insurance described in form and amounts as is customary for companies of the same or similar size in the same or similar businesses as that of the DIP Borrowers and as commercially reasonably available and with insurers reasonably acceptable to the agent;

  (v)
  to, and to cause each of its domestic subsidiaries to, comply with all federal, state, local and foreign laws and regulations applicable to it, including those relating to ERISA, labor laws, and environmental laws, except to the extent that the failure to comply, individually or in the aggregate, could not reasonably be expected to have a material adverse effect;

  (vi)
  except as could not reasonably be expected to have a material adverse effect, to maintain the status of the specified power generators as "exempt wholesale generators" under PUHCA and the authority of the specified power generators to sell at wholesale electric capacity and energy at market-based rates; and

  (vii)
  to, and to cause each of its subsidiaries to, and to cause each person within its control to conduct its operations and keep and maintain its real property in compliance with all environmental laws and environmental permits other than noncompliance that could not reasonably be expected to have a material adverse effect, and to implement any and all investigation, remediation, removal and response actions that the DIP Borrower determines (in its good faith reasonable judgment) are appropriate or necessary to maintain the value and marketability of the real property for its current use or to otherwise comply with environmental laws and environmental permits pertaining to the release of any hazardous material.

        Reporting Requirements.    Under the DIP Facility, the DIP Borrowers have agreed to provide certain reports and notifications, subject to exceptions and qualifications specified in the DIP Facility, including:

  (i)
  On a weekly basis, an updated cash flow forecast prepared by the Company, as of the last day of the immediately preceding week;

  (ii)
  On a monthly and quarterly basis, financial information, certified by management, regarding Mirant and its subsidiaries, consisting of (a) consolidated unaudited balance sheets as of the close of such month/quarter and the related statements of income (loss) and cash flows, in each case, for that month/quarter and the portion of the year ending as of the close of such month/quarter and unaudited statements of income (loss) and cash flows for such month/quarter, setting forth specified comparative information, and (b) unaudited consolidating statements of income (loss) as of the close of such month/quarter and for the portion of the year ending as of the close of such month/quarter and gross margin statements as of the close of such month/quarter and for that portion of the year ending as of the close of such month/quarter, all the foregoing prepared in accordance with GAAP. In addition, the Company has agreed to deliver quarterly a management discussion and analysis for the Company that includes a comparison to projections for that quarter, where available, and a comparison of performance for that quarter to the corresponding period in the prior year;

  (iii)
  On a quarterly basis, (a) a summary of the outstanding balance of all intercompany notes as of the last day of such quarter (not to include intercompany notes solely between non-US subsidiaries), and (b) an operating report in respect of each power generation facility setting forth for the quarter, (i) the equivalent availability factor, (ii) the capacity factor, (iii) megawatt hours generated, (iv) average heat rates, (v) equivalent forced outage rates, and (vi) such additional items as the agent may reasonably request and that are readily available;

  (iv)
  As soon as available, but not later than the end of each year (for 2004, the delivery date has been extended to January 31, 2004), an annual operating plan for the Company and its subsidiaries, on a consolidated basis;

  (v)
  On an annual basis, within ninety (90) days after the end of each year, (a) a summary of the outstanding balance of all intercompany notes as of the last day of such year, (b) audited financial statements for the Company on a consolidated basis, prepared in accordance with GAAP and certified without qualification or exception (other than as to going-concern), by an independent certified public accounting firm of national standing or otherwise acceptable to agent and (c) unaudited consolidating statements of income and gross margin;

  (vi)
  Promptly upon learning thereof, but in any event within five (5) days thereafter, notice of the occurrence of any material adverse development with respect to any previously disclosed litigation or of any litigation commenced or threatened against the Company and its subsidiaries that meets specified thresholds; and

  (vii)
  Within three business days after an executive officer of any DIP Borrower has actual knowledge of any event that triggers the imposition of a "reserve" against the borrowing base under the DIP Facility, the Company shall provide a written, detailed description of such event, action or omission.

        Restrictive Covenants.    Under the DIP Facility, the DIP Borrowers are subject to certain restrictions on their activities, including their ability to:

  (i)
  merge or amalgamate with, consolidate with, acquire all or substantially all of the assets or stock of, or otherwise combine with or acquire, any person;

  (ii)
  make, or permit any of their domestic subsidiaries to, make or permit to exist any investment in, or make, accrue or permit to exist any loans or advances of money to, any person;

  (iii)
  create, incur, assume or permit to exist, or permit any of their domestic subsidiaries to create, incur, assume or permit to exist, any indebtedness, except for specified exceptions, including indebtedness incurred after the Petition Date secured by permitted purchase money liens and capital lease obligations, indebtedness under the DIP Facility, unfunded pension fund and other employee benefit plan obligations and liabilities to the extent they are permitted to remain unfunded under applicable law, indebtedness of the DIP Borrowers incurred prior to the Petition Date, certain indebtedness by and among the DIP Borrowers and their respective domestic subsidiaries, and other indebtedness of the DIP Borrowers and their respective domestic subsidiaries in an aggregate amount not to exceed at any time outstanding $10 million;

  (iv)
  enter into any transaction with any affiliate thereof (other than a transaction among the DIP Borrowers and their domestic subsidiaries) except in the ordinary course of and pursuant to the reasonable requirements of the DIP Borrower's or its domestic subsidiary's business and upon fair and reasonable terms that are not materially less favorable to the DIP Borrower or its domestic subsidiary than would be obtained in a comparable arm's length transaction;

  (v)
  enter into any lending or borrowing transaction with employees, except to the extent not prohibited by the Bankruptcy Code, loans or advances to its respective employees in the ordinary course of business consistent in all material respects with past practices for travel and entertainment expenses, relocation costs and similar purposes;

  (vi)
  other than as due under existing agreements, pay to any officer, director or employee any employment wages, salary, bonus or other compensation of any type or character that is not consistent in all material respects with past practices other than retention, performance and severance payments which, if required, have been approved by the Bankruptcy Court and which have been approved by Agent (provided that consent shall not be required for the making of any retention, performance or severance payment so long as borrowing availability under the DIP Facility is more than $250 million);

  (vii)
  make any changes in any of its business objectives, purposes or operations that could reasonably be expected to have or result in a material adverse effect on the business and operations of the DIP Borrowers;

  (viii)
  except for exceptions specified in the DIP Facility, create, incur, assume or permit to exist any guaranteed indebtedness;

  (ix)
  create, incur, assume or permit to exist, or permit any of their domestic subsidiaries to create, incur, assume or permit to exist, any lien on or with respect to its assets except for specified permitted liens, including certain permitted property tax liens, liens in existence on the Petition Date, liens created after the Petition Date by conditional sale or other title retention agreements or in connection with purchase money indebtedness with respect to assets acquired by any DIP Borrower or any domestic subsidiary thereof in the ordinary course of business, liens with respect to letters of credit, cash and cash equivalents to secure permitted energy marketing and trading activities, liens granted in connection with permitted energy marketing and trading activities in favor of a customer or trading counterparty pursuant to a netting agreement or similar arrangement entered into in the ordinary course of business, and liens on assets, other than specified collateral, not in excess of $5 million;

  (x)
  sell, transfer, lease, convey, assign or otherwise dispose of any of its properties or other assets, subject to exceptions specified in the DIP Facility, which exceptions include, the sale of inventory in the ordinary course of business consistent with past practice, the disposition in the ordinary course of obsolete property, certain leases or subleases of real property that do not interfere in any material respect in the business of any DIP Borrower, so long as no default or event of default has occurred and is continuing, and any disposition of assets for total consideration not exceeding $300 million in the aggregate in deemed collateral release value and $600 million in the aggregate of gross proceeds (provided, that the consideration shall not be less than the fair market value and not less than ninety percent (90%) of the consideration for each such asset sold shall be payable in cash); and

  (xi)
  incur obligations in connection with energy trading and marketing activities with a maximum VaR in excess of $60 million at any time outstanding, subject to grace periods specified in the DIP Facility.

        Financial Covenants.    The DIP Borrowers have agreed to certain financial covenants under the DIP Facility.

        Capital Expenditures. During the respective quarters, the DIP Borrowers have agreed not to make capital expenditures (other than certain non-budgeted capital expenditures) in excess of the aggregate amounts set forth opposite each of such periods:

For the Fiscal Quarter Ended:	Maximum Amount:
December 31, 2003	$77,073,000
March 31, 2004	$74,374,000
June 30, 2004	$68,809,000
September 30, 2004	$38,802,000
December 31, 2004	$35,606,000
March 31, 2005	$76,168,000
June 30, 2005	$82,442,000
September 30, 2005	$74,724,000

However, if the amount of capital expenditures (not including non-budgeted capital expenditures) actually made by the DIP Borrowers and their domestic subsidiaries during any such period is less than the amount that is permitted to be made during such period, then the unused portion thereof may be carried forward to subsequent periods.

        Springing Financial Covenant. Beginning with the month in which availability under the DIP Facility is at any time less than or equal to $50 million, the DIP Borrowers and their subsidiaries, on a consolidated basis, shall be required to meet a minimum fixed charge coverage ratio of at least 1.0 or have unrestricted cash of at least $500 million.

        Minimum Liquidity. Under the DIP Facility, the DIP Borrowers and their domestic subsidiaries are required to maintain liquidity of not less than $50 million at all times.

  Mirant Corporation and Mirant Americas Generation, LLC

        Mirant Corporation is in default under approximately $4.2 billion of outstanding debt. Mirant is also in default on obligations to cash collateralize $761 million and $646 million of outstanding letters of credit as of September 30, 2003 and December 5, 2003, respectively. Mirant Americas Generation is in default under $2.8 billion of outstanding debt. Mirant has sought and received a final order from the Bankruptcy Court authorizing it to extend specified letters of credit issued under a pre-petition credit facility pursuant to an amendment to such credit facility entered into with the lenders and the letter of credit issuing bank. Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and Mirant Americas Generation, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization. Therefore, the amounts of outstanding debt may not reflect actual cash outlays in the future period.

  West Georgia Generating Company, LLC—Credit Facility

        Due to the proceedings under Chapter 11, West Georgia Generating Company, LLC is in default under its $140 million secured credit facility. As noted earlier, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and its subsidiaries that filed for protection under Chapter 11, including West Georgia Generating Company, LLC ("WGGC"), including any action to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate. WGGC and its lenders have entered into a stipulation and agreed order, entered by the Bankruptcy Court on December 3, 2003, providing for WGGC to use cash collateral to fund its operations in exchange for providing adequate protection to such lenders. WGGC has agreed to make periodic cash payments equal to interest owing at the non-default rates under the applicable loan documents.

  Mirant Americas Development Capital, LLC—Domestic Turbine Lease Facility

        On May 29, 2003, the commitments under the $500 million "true-funding" tranche of the domestic turbine lease facility (the Series A1 Notes, the Series B1 Notes and the Series C1 Certificates) were reduced to $231 million, the amount outstanding at that date. Mirant Americas Development Capital subsequently paid $27 million under the lease facility in the three months ended June 30, 2003. The amount outstanding under the Series A1 Notes, the Series B1 Notes and the Series C1 certificates was $214 million at July 14, 2003 and September 30, 2003, of which approximately $192 million was recourse to Mirant Corporation pursuant to its guarantee of certain obligations of Mirant Americas Development Capital. As noted above, the Chapter 11 filings automatically stayed the continuation of most actions against Mirant and its subsidiaries that filed for protection under Chapter 11, including Mirant Americas Development Capital, including any action to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estate.

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

  Mirant Curacao Investments II—Credit Facility

        In October 2002, Mirant Curacao Investments II ("Mirant Curacao") entered into a $20 million five-year partial amortizing credit facility with RBTT Merchant Bank Limited, Trinidad. Interest on the credit facility is 10.15% per annum. The loan is secured by the shares and assets of Mirant Curacao. In addition, the loan is guaranteed by Mirant Curacao Investments Ltd. ("MCI"), a wholly-owned subsidiary of Mirant Curacao, and is secured by dividends paid or payable to MCI with respect to common shares of Curacao Energy Company, Ltd. and preferred shares of Integrated Utilities Holding

N.V. and the proceeds of certain put/call options with respect to such preferred shares. Initially the loan was also secured by a guarantee issued by Mirant Corporation. The Chapter 11 filing by Mirant Corporation—as guarantor under the credit facility—triggered a default under the credit facility. Subsequent to the Chapter 11 filing, Mirant Curacao obtained a waiver of the default and a release of the Mirant Corporation guarantee.

  Jamaica Public Service Company—Credit Facilities

        In March 2003, Jamaica Public Service Company ("JPSCO"), in which Mirant has an 80% ownership interest, entered into a $30 million, 7 year amortizing credit facility with RBTT Merchant Bank Limited, Trinidad ("RBTT"). Interest on the RBTT credit facility is 12% per annum. The RBTT credit facility refinanced an existing short-term loan that was used to finance the Bogue construction facility. In May 2003, JPSCO entered into a $45 million, 11.5 year amortizing credit facility with International Finance Corporation ("IFC"). Interest on the IFC credit facility is computed on the basis of LIBOR plus 750 basis points per annum. Principal payments on the IFC credit facility begin in 2007. Both loans are secured by the generation assets, cash and accounts receivable of JPSCO but are non-recourse to Mirant.

  Mirant's Atlanta Headquarters—Capital Lease

        Included in long-term debt on the Company's unaudited condensed consolidated balance sheet is the capital lease obligation related to Mirant's Atlanta headquarters. As of September 30, 2003, the remaining obligations under this lease totaled $148 million with a term expiring in May 2015. Mirant currently leases 367,000 square feet of office space for its Atlanta Headquarters but has subsequently renegotiated the lease, subject to Bankruptcy Court approval to reduce its space commitments to approximately 216,000 square feet and reduce the term of the lease to three years.

I. Comprehensive Income

        Comprehensive income or loss includes: unrealized gains and losses on available for sale securities, certain derivatives that qualify as cash flow hedges, and hedges of net investments; the translation effects of foreign net investments; adjustments for additional minimum pension liabilities; and the Company's proportionate share of other comprehensive income or loss of affiliates. The following table sets forth the comprehensive loss for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Net loss	$(33)	$(41)	$(2,263)	$(233)
Other comprehensive income (loss)	54	(6)	54	22

Comprehensive income (loss)	$21	$(47)	$(2,209)	$(211)

        Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

Balance, December 31, 2002	$(102)
Other comprehensive (loss) for the period:
Net change in fair value of derivative hedging instruments, net of tax effect of $1	(2)
Reclassification of derivative net losses to earnings, net of tax effect of $(40)	70
Cumulative translation adjustment	(9)
Unrealized gains on TIERS investments	(5)

Other comprehensive income	54

Balance, September 30, 2003	$(48)

        The $48 million balance of accumulated other comprehensive loss as of September 30, 2003 includes the impact of a $2 million loss related to interest rate hedges, $33 million of foreign currency translation losses, $6 million representing Mirant's share of accumulated other comprehensive losses of unconsolidated affiliates, $2 million of minimum pension liability and $5 million of gains related to its "available for sale" securities described below.

        Pursuant to the Chapter 11 filings, interest payments have been suspended on the debt associated with the interest rate swaps. Therefore, the remaining after-tax losses relating to interest rate hedges included in OCI, which totaled $61 million, were reclassified from OCI into earnings in the three months ended September 30, 2003, effective with the Chapter 11 filing.

        During the first quarter of 2003, Mirant paid $51 million to purchase $83 million in aggregate principal amount of TIERS Fixed Rate Certificates that are secured by other underlying Mirant bond instruments. Mirant may sell TIERS Certificates or extinguish the underlying Mirant debt. Mirant treats the TIERS Certificates as "available for sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Consequently, Mirant marks the TIERS Certificates to market and records gains or losses in OCI. For balance sheet presentation purposes, the Company's investment in TIERS certificates is netted against its long-term debt, which is reflected in liabilities subject to compromise in the condensed consolidated balance sheets.

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

  Effect of Chapter 11 Filings

        As discussed above under Note A—Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, August 18, 2003, October 3, 2003, and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of Mirant's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization. The subsidiaries of Mirant that operate in the Philippines and the Caribbean were not included in the Chapter 11 filings.

        As debtors-in-possession, the Mirant Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. On November 19, 2003, the Bankruptcy Court entered an order staying through at least April 2004 most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnities of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors' ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the business of the Mirant Debtors or outstanding legal proceedings.

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

        The plaintiffs in the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo's Day and Night Pharmacy, J&M Karsant, and Bronco Don Holdings suits have appealed to the United States Court of Appeals for the Ninth Circuit Court the order entered on August 28, 2003, by the United States District Court for the Southern District of California granting the motions to dismiss filed by the defendants. These actions are stayed with respect to the Mirant entities that are defendants by the Chapter 11 proceedings of those entities, but are proceeding with respect to the other defendants.

        The plaintiff in Bustamante v. The McGraw-Hill Companies, Inc., et al., has dismissed the Mirant entities identified as defendants in the amended complaint filed in August 2003. The dismissal was in response to Mirant's filing a motion with the Bankruptcy Court seeking sanctions against the plaintiff for violation of the automatic stay by filing this claim after the initiation of the Mirant bankruptcy proceedings.

        The plaintiffs in Egger et al. v. Dynegy, Inc. et al. filed an amended complaint in late October that did not include any Mirant entities as defendants due to the filing of the Mirant Chapter 11 proceedings and the resulting stay of litigation concerning pre-petition claims.

        California Receivables:    In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the California Power Exchange ("PX") and the California Independent System Operator ("CAISO") for certain power purchases, including purchases from Mirant. Both the PX and PG&E filed for bankruptcy protection in 2001. As of September 30, 2003, the Company has outstanding receivables for power sales made in California totaling $367 million. The Company does not expect any payments to be received for these sales until the FERC issues final rulings in the proceeding described below regarding the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001.

        In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. Various parties have appealed this FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include sales made to the California Department of Water Resources ("DWR"). On December 12, 2002, an administrative law judge ("ALJ") determined the preliminary amounts currently owed to each supplier in the proceeding. The ALJ determined that the CAISO and the PX owed Mirant approximately $122 million, which is net of refunds owed by Mirant to the CAISO and the PX. The ALJ decision indicated that these amounts do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to Mirant and other sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant by the PX, and the net amount owed Mirant by the CAISO and the PX after taking into account the proposed refunds, would increase by approximately $37 million.

        On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant and therefore to reduce the net amount that would remain owed to Mirant from the CAISO and PX after taking into account any refunds. Based solely on the staff's formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant by the CAISO and PX to approximately $49 million. The FERC indicated that it would allow any generator that could demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant has filed information with the FERC indicating that its actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which, if accepted, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant, although the amount of such potential decrease and the resulting net amount owed to Mirant cannot be determined at this time. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant estimates that the effect of the October 16, 2003 order will be to decrease the refunds owed by Mirant, and therefore to increase the net amounts owed to Mirant, by as much as $27 million.

        In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC's decision to the United States Court of Appeals.

        FERC Show Cause Proceeding Relating to Trading Practices:    On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant entities, that a FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") and portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identifies certain specific trading practices that the FERC indicates could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order requires the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant entities, will then have to demonstrate why those transactions were not violations of the PX and

CAISO tariffs. The FERC also stated that the parties could try to settle these issues with the FERC Trial Staff. If the FERC finds that the Mirant entities engaged in transactions that violated the PX or CAISO tariffs between January 1, 2000 through June 20, 2001 or the issue is resolved pursuant to settlement, the FERC could require the disgorgement of profits made on those transactions and could impose other non-monetary penalties. On September 30, 2003, the Company filed with the FERC a settlement agreement, dated September 25, 2003, entered into between the Company and the FERC Trial Staff, under which Mirant would pay $332,411 to settle the show cause proceeding initiated by the FERC on June 25, 2003. That settlement is subject to the approval of the FERC and the Bankruptcy Court. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. The proposed settlement entered into by the Company and the FERC Trial Staff did not resolve the allegations made against Mirant with respect to that particular practice. On December 19, 2003, a settlement was reached between Mirant and the FERC trial staff to settle all claims regarding sales of ancillary services. Both parties agreed that the FERC will have a total allowed prepetition claim against the estate of Mirant Americas Energy Marketing in the amount of approximately $3.66 million. This settlement is subject to the approval of both the FERC and the Bankruptcy Court.

        California Attorney General Litigation:    On December 3, 2003, the United States District Court for the Northern District of California stayed the suit filed by the California Attorney General alleging violations of the Clayton Act and the California Unfair Competition Act during the pendency of the Company's bankruptcy proceedings.

        DWR Power Purchases:    On May 22, 2001, Mirant entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against Mirant and other sellers of energy under long-term agreements with the DWR, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. The complaints alleged that the prices the DWR was forced to pay pursuant to these long-term contracts were unreasonable due to dysfunctions in the California market and the alleged market power of the sellers. On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant. On November 10, 2003, the FERC denied motions for rehearing filed by the CPUC and the EOB. The CPUC and EOB have appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.

  Mirant Americas Generation Bondholder Suit

        On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Inc., Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed as to Mirant and its subsidiaries by the filing of their Chapter 11 proceedings. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. The committee representing unsecured creditors of Mirant Americas Generation, LLC filed a motion in Mirant's bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, Inc., certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court has not authorized any such litigation at this time. The Bankruptcy Court has noted that while the committee had standing to assert claims on behalf of the estate of Mirant Americas Generation, LLC no such claims could be filed without the Bankruptcy Court's approval and no motions seeking such approval could be filed at least through April 2004.

  Mirant Americas Generation Securities Class Action

        This action is stayed as to Mirant Americas Generation, LLC by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant Americas Generation, LLC to reorganize or having a negative effect upon its assets.

  Shareholder Litigation

        This action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets.

  Shareholder Derivative Litigation

        Four purported shareholders' derivative suits have been filed against Mirant, its directors and certain officers, two of which were consolidated into a single suit. These lawsuits allege the directors breached their fiduciary duty by allowing the Company to engage in alleged unlawful or improper practices in the California energy markets in 2000 and 2001. These actions are stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets.

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

        In addition, the Company has been contacted by the United States Department of Justice regarding the Company's disclosure of accounting issues, energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and the Company intends to continue to cooperate fully. The Department of Justice has advised Mirant that it does not intend to take further action with respect to the allegations of improper destruction of electronic records.

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

  New York Tax Matter

        Mirant's subsidiaries that own generating plants in New York are the petitioners in forty-one proceedings ("Tax Certiorari Proceedings") initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline Energy, LLC ("Mirant Bowline") is the petitioner in proceedings against the Town of Haverstraw, New York (the "Town") and the Haverstraw Stony Point School District (the "School District") that challenge the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2002. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. for the tax years prior to its acquisition of the Bowline Plant in 1999 under the Purchase Agreement with Orange & Rockland. Mirant Lovett, LLC ("Mirant Lovett") has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen, LLC ("Mirant NY-Gen" and collectively with Mirant Bowline and Mirant Lovett, the "New York Debtors") has proceedings pending with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the Mirant entity owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years. Following the initiation of the bankruptcy proceedings, the New York Debtors removed the Tax Certiorari Proceedings to the United States District Court for the Southern District of New York, which referred the cases to the United States Bankruptcy Court for the Southern District of New York ("New York Bankruptcy Court"). The New York Debtors filed motions pursuant to 42 U.S.C. § 1412 and Rule 7087 of the Federal Rules of Bankruptcy Procedure for a transfer of venue of the Tax Certiorari Proceedings to the Bankruptcy Court. Certain of the taxing authorities involved in the Tax Certiorari Proceedings objected to the transfer motions and have filed motions to have the New York Bankruptcy Court abstain and/or remand the Tax Certiorari Proceedings to their originating state courts. On December 4, 2003, the New York Bankruptcy Court issued a ruling remanding the Tax Certiorari Proceedings to the New York state courts in which they were originally filed.

        On September 30, 2003, the Mirant Debtors filed a motion (the "Tax Determination Motion") with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the Bankruptcy Court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett concurrently with Mirant Bowline's acquisition of the Bowline Facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were (and are) far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York state courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion. The ruling further indicated that for any of the Tax Certiorari Proceedings in which a trial on the merits had not commenced in the New York state court before which that proceeding was pending by August 1, 2004, the Bankruptcy Court would stay that state court proceeding and address itself the tax matters at issue in that proceeding.

        Collectively, the New York Debtors have currently elected not to pay approximately $50 million assessed by local taxing authorities on the generating facilities for 2003 which fell due on September 30, 2003 in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003 could subject the New York Debtors to additional penalties and interest. In the Tax Determination Motion, the Mirant Debtors requested that the Bankruptcy Court permit each of the New York Debtors to apply any previous tax overpayments made on account of their generating facilities as determined by the Bankruptcy Court as requested in the Tax Determination Motion to any post-petition tax liabilities owing to the relevant local taxing authority for current tax liabilities and be entitled to a refund of any remaining overpayments. The Tax Determination Motion also requests the Bankruptcy Court to rule that any interest or penalties that may otherwise be imposed on the New York Debtors by the relevant taxing authorities for failure to timely pay taxes be disallowed or determined to be zero. The various taxing authorities may seek to lift the bankruptcy stay (which arises automatically upon the filing of a bankruptcy petition and prevents creditors exercising remedies against a debtor) such that they may seek to foreclose their liens against the various generating facilities due to the failure of the applicable entities to pay their current property taxes. If the Bankruptcy Court grants the Tax Determination Motion, even in part, it is likely that such a motion to lift the stay would be denied as being inconsistent with the decision on the Tax Determination Motion. In the event that the motion to lift the stay were granted, each of the New York Debtors has the option to pay the unpaid taxes it owes and avoid the result of facing foreclosure of tax liens against its generating facilities.

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

K. Commitments and Contingencies

  Contractual Obligations

  Turbine Purchases, Long-Term Service Agreements and Other Construction-Related Commitments

        Mirant has entered into commitments to purchase turbine equipment, both directly from the vendor and through one equipment procurement facility. The remaining aggregate commitments relating to turbine purchase commitments at September 30, 2003 was $2 million. Mirant no longer intends to purchase any turbines through the equipment procurement facility.

        As of September 30, 2003, the total estimated commitments for long-term service agreements associated with turbines installed or in storage were approximately $711 million. These commitments are payable over the term of the respective agreements, which range from ten to twenty years. Some of these agreements have terms that allow for cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $568 million. Estimates for future commitments for the long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

        As a result of the turbine cancellations during the nine months ended September 30, 2003, the long-term service agreements associated with the canceled turbines have been canceled. Generally, if the associated turbine is canceled prior to delivery, then these agreements may be terminated at little or no cost.

        The Company has other construction-related commitments related to developments at its various generation facility sites. At September 30, 2003, these construction-related commitments totaled approximately $303 million. Although the Company intends to complete these construction-related activities, generally these commitments may be terminated by the Company. At September 30, 2003, the estimated cost to terminate these commitments was approximately $28 million.

  Operating Leases

        In connection with the purchase of the PEPCO assets, Mirant Mid-Atlantic leased the Morgantown and the Dickerson base load units and associated property for terms of 33.75 and 28.5 years, respectively. As of September 30, 2003, the total notional minimum lease payments for the remaining life of the leases was approximately $2.6 billion. Rent expenses associated with the Morgantown and

Dickerson operating leases totaled approximately $24 million and $72 million for each of the three and nine months ended September 30, 2003 and 2002, respectively.

        Although Mirant Mid-Atlantic has historically accounted for these leases as operating leases, due to the Chapter 11 filings, the appropriate characterization of Mirant Mid-Atlantic's obligations thereunder is subject to a determination by the Bankruptcy Court. The Company cannot currently determine the effect of a recharacterization of these obligations by the Bankruptcy Court.

        Mirant has commitments under other operating leases with various terms and expiration dates. Minimum lease payments under non-cancelable operating leases approximate $390 million as of September 30, 2003. Expenses associated with these commitments totaled approximately $9 million during each of the three months ended September 30, 2003 and 2002, and approximately $28 million and $24 million during the nine months ended September 30, 2003 and 2002, respectively.

  Fuel Commitments

        Mirant had a contract with BP whereby BP was obligated to deliver fixed quantities of natural gas at identified delivery points. The negotiated purchase price of delivered gas was generally equal to the monthly spot rate then prevailing at each delivery point. Because this contract was based on the monthly spot price at the time of delivery, Mirant had the ability to sell the gas at the same spot price, thereby offsetting the full amount of its commitment related to this contract. Based on current contract volumes, the estimated minimum commitment for the term of this agreement based on current spot prices was $2.8 billion as of June 30, 2003. Effective July 1, 2003, this contact was terminated. During the three months ended September 30, 2003, Mirant paid $2 million to BP to terminate the agreement.

        In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that as of September 30, 2003, total estimated minimum commitments under this agreement were $399 million.

        In addition to the coal commitment described above, Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements, which are in effect through 2012, totaling $326 million at September 30, 2003. Approximately $219 million of these commitments relates to an arrangement between Mirant Americas Energy Marketing and the synthetic fuel supplier whereby the synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal required to be purchased under the contracts with the coal supplier.

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

        Mirant is currently negotiating a new labor agreement with the Utility Workers Union of America local 369, who represent Mirant's employees at its Kendall operating plant located in Cambridge, Massachusetts.

        Mirant has successfully negotiated a new labor agreement with the United Steelworkers of America for its Sugar Creek generating facility in Indiana and its Zeeland generating facility in Michigan. The Agreement was ratified December 5, 2003 and is currently awaiting final execution.

L. Power Purchase Agreements, Transition Power Agreements and Other Obligations

        Under the asset purchase and sale agreement for the PEPCO generating assets, Mirant assumed and recorded net obligations of approximately $2.4 billion representing the estimated fair value (at the date of acquisition) of out-of-market energy delivery and power purchase agreements ("PPAs"), which consist of five PPAs and two TPAs. The estimated fair value of the contracts was derived using forward prices obtained from brokers and other external sources in the market place including brokers and trading platforms/exchanges such as NYMEX and estimated load information.

        The PPAs, which are with parties unrelated to PEPCO, are for a total capacity of 735 MW and expire over periods through 2021. Upon adoption of SFAS No. 133 on January 1, 2001, each PPA contract was evaluated to determine whether it met the definition of a derivative contract under the standard. PPAs determined to be derivative instruments are recorded on the balance sheet at fair value, with changes in fair value recorded currently in earnings. The Company recognized $32 million of unrealized gains and $11 million of unrealized losses during the three months ended September 30, 2003 and 2002, respectively, and $80 million of unrealized gains and $19 million of unrealized losses during the nine months ended September 30, 2003 and 2002, respectively, in connection with the PPAs. As discussed in Note A—"Proceedings under Chapter 11 of the Bankruptcy Code," on August 28, 2003, Mirant filed a motion with the Bankruptcy Court to reject the Back-to-Back Agreement related to the PPAs. At September 30, 2003, the estimated commitments under the PPA agreements were $1.3 billion based on the total remaining MW commitment at contractual prices. As of September 30, 2003, the fair value of the PPAs recorded in liabilities subject to compromise in the unaudited condensed consolidated balance sheet totaled $800 million, of which $142 million would have been classified as current.

        The TPAs state that Mirant will sell a quantity of MWhs over the life of the contracts based on PEPCO's load requirements. The TPA related to load in Maryland expires in June 2004, while the TPA related to load in the District of Columbia expires in January 2005. The proportion of MWhs supplied under the two agreements is currently 65% and 35%, respectively. As actual MWhs are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. The Company recorded, as an adjustment of revenues, amortization of the TPA obligation of approximately $118 million and $120 million during the three months ended September 30, 2003 and 2002, respectively, and $335 million and $320 million during the nine months ended September 30, 2003 and 2002, respectively. The remaining TPA obligation will be amortized as an increase in revenue through January 2005. As of September 30, 2003, the remaining obligations for the TPAs recorded in transition power agreements and other obligations totaled $548 million, of which $462 million is classified as current.

        On October 24, 2003, Mirant and PEPCO reached a settlement, subject to Bankruptcy Court approval, whereby, the contracted prices for power delivered under the TPAs were increased by $6.40 per MWh and the TPAs were assumed. In addition, the agreement grants an allowed pre-petition general unsecured claim related to the amendment of these agreements in the amount of $105 million. On November 19, 2003, the Bankruptcy Court approved the settlement and assumption of the amended TPAs.

        Other obligations of approximately $57 million, which are related primarily to out-of-market gas transportation and power sales agreements, are also recorded in transition power agreements and other obligations in the unaudited condensed consolidated balance sheet at September 30, 2003.

M. Earnings (Loss) Per Share

        Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002 (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Loss from continuing operations	$(35)	$(8)	$(2,215)	$(205)
Discontinued operations	2	(33)	(20)	(28)
Cumulative effect of change in accounting principle	—	—	(28)	—

Net loss	$(33)	$(41)	$(2,263)	$(233)

Basic:
Weighted average shares outstanding	405.5	402.3	404.8	401.8

Earnings (loss) per share from:
Continuing operations	$(0.08)	$(0.02)	$(5.47)	$(0.51)
Discontinued operations	—	(0.08)	(0.05)	(0.07)
Cumulative effect of change in accounting principle	—	—	(0.07)	—

Net loss	$(0.08)	$(0.10)	$(5.59)	$(0.58)

Diluted:
Net loss	$(33)	$(41)	$(2,263)	$(233)

Weighted average shares outstanding	405.5	402.3	404.8	401.8
Shares due to assumed exercise of stock options and equivalents	—	—	—	—

Adjusted shares	405.5	402.3	404.8	401.8

Earnings (loss) per share from:
Continuing operations	$(0.08)	$(0.02)	$(5.47)	$(0.51)
Discontinued operations	—	(0.08)	(0.05)	(0.07)
Cumulative effect of change in accounting principle	—	—	(0.07)	—

Net loss	$(0.08)	$(0.10)	$(5.59)	$(0.58)

        The following potential common shares were excluded from the earnings per share calculations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Out-of-the-money options	23.6	21.4	18.0	20.6
Shares issuable upon conversion of convertible debt	59.8	48.0	59.8	16.4
Shares issuable upon conversion of convertible trust preferred securities	12.5	12.5	12.5	12.5

Total	95.9	81.9	90.3	49.5

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

Financial Data by Segment
(In Millions)

Three Months Ended September 30, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,348	$129	$—	$1,477
Integrated utilities and distribution	—	134	—	134
Net trading revenue	—	—	—	—

Total operating revenues	1,348	263	—	1,611
Cost of fuel, electricity and other products	932	72	—	1,004

Gross Margin	416	191	—	607
Operating Expenses:
Operations and maintenance	171	71	22	264
Depreciation and amortization	54	30	6	90
Impairment losses and restructuring credits	(2)	—	—	(2)
Gain on sales of assets, net	(13)	—	(10)	(23)

Total operating expenses	210	101	18	329

Operating Income (Loss)	206	90	(18)	278
Other expense, net	93	35	30	158

Income (Loss) From Continuing Operations Before Reorganization Items and Income Taxes	$113	$55	$(48)	120
Reorganization items, net				182
Benefit for income taxes				(27)

Loss From Continuing Operations				$(35)

Total assets	$11,522	$4,423	$(1,787)	$14,158

Nine Months Ended September 30, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$3,545	$383	$—	$3,928
Integrated utilities and distribution	—	390	—	390
Net trading revenue	39	—	—	39

Total operating revenues	3,584	773	—	4,357
Cost of fuel, electricity and other products	2,557	210	—	2,767

Gross Margin	1,027	563	—	1,590
Operating Expenses:
Operations and maintenance	579	190	113	882
Depreciation and amortization	158	90	18	266
Impairment losses and restructuring charges	2,073	8	5	2,086
Gain on sales of assets, net	(38)	(1)	(10)	(49)

Total operating expenses	2,772	287	126	3,185

Operating (Loss) Income	(1,745)	276	(126)	(1,595)
Other expense, net	204	77	152	433

(Loss) Income From Continuing Operations Before Reorganization Items and Income Taxes	$(1,949)	$199	$(278)	(2,028)
Reorganization items, net				182
Provision for income taxes				5

Loss From Continuing Operations				$(2,215)

Total assets	$11,522	$4,423	$(1,787)	$14,158

Three Months Ended September 30, 2002 (As Restated):

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,116	$131	$—	$1,247
Integrated utilities and distribution	—	128	—	128
Net trading loss	(7)	2	—	(5)

Total operating revenues	1,109	261	—	1,370
Cost of fuel, electricity and other products	662	64	—	726

Gross Margin	447	197	—	644
Operating Expenses:
Operations and maintenance	200	91	25	316
Depreciation and amortization	40	28	5	73
Impairment losses and restructuring charges	48	122	(3)	167
Gain on sales of assets, net	—	(4)	—	(4)

Total operating expenses	288	237	27	552

Operating Income (Loss)	159	(40)	(27)	92
Other expense, net	43	21	54	118

Income (Loss) From Continuing Operations Before Income Taxes	$116	$(61)	$(81)	(26)
Benefit for income taxes				(18)

Loss From Continuing Operations				$(8)

Three Months Ended September 30, 2002 (As Previously Reported):

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,997	$133	$—	$2,130
Integrated utilities and distribution	128	—	—	128

Total operating revenues	2,125	133	—	2,258
Cost of fuel, electricity and other products	1,470	3	—	1,473

Gross Margin	655	130	—	785
Operating Expenses:
Operations and maintenance	265	52	23	340
Depreciation and amortization	58	20	4	82
Impairment losses and restructuring charges	112	123	(5)	230
Gain on sales of assets, net	(2)	(3)	—	(5)

Total operating expenses	433	192	22	647

Operating Income (Loss)	222	(62)	(22)	138
Other expense, net	36	16	51	103

Income (Loss) From Continuing Operations Before Income Taxes	$186	$(78)	$(73)	35
Provision for income taxes				38

Loss From Continuing Operations				$(3)

Nine Months Ended September 30, 2002 (As Restated):

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$2,544	$393	$—	$2,937
Integrated utilities and distribution	—	362	—	362
Net trading (loss) revenue	143	4	—	147

Total operating revenues	2,687	759	—	3,446
Cost of fuel, electricity and other products	1,509	165	—	1,674

Gross Margin	1,178	594	—	1,772
Operating Expenses:
Operations and maintenance	589	245	66	900
Depreciation and amortization	116	88	12	216
Impairment losses and restructuring charges	544	496	23	1,063
Gain on sales of assets, net	—	(32)	—	(32)

Total operating expenses	1,249	797	101	2,147

Operating Loss	(71)	(203)	(101)	(375)
Other (expense) income, net	(92)	269	(146)	31

(Loss) Income From Continuing Operations Before Income Taxes	$(163)	$66	$(247)	(344)
Benefit for income taxes				(139)

Loss From Continuing Operations				$(205)

Nine Months Ended September 30, 2002 (As Previously Reported):

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$4,222	$397	$—	$4,619
Integrated utilities and distribution	362	—	—	362

Total operating revenues	4,584	397	—	4,981
Cost of fuel, electricity and other products	3,016	11	—	3,027

Gross Margin	1,568	386	—	1,954
Operating Expenses:
Operations and maintenance	734	128	72	934
Depreciation and amortization	161	66	9	236
Impairment losses and restructuring charges	606	512	19	1,137
Gain on sales of assets, net	(1)	(32)	—	(33)

Total operating expenses	1,500	674	100	2,274

Operating Income (Loss)	68	(288)	(100)	(320)
Other (expense) income, net	(86)	329	(142)	101

(Loss) Income From Continuing Operations Before Income Taxes	$(18)	$41	$(242)	(219)
Provision for income taxes				19

Loss From Continuing Operations				$(238)

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

        The following discussion should be read in conjunction with Mirant's unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Chapter 11 Proceedings

        On July 14, 2003, July 15, 2003, August 18, 2003, October 3, 2003 and November 18, 2003, Mirant and substantially all of its wholly-owned and certain non-wholly-owned subsidiaries in the United States filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further information regarding these petitions, see Note A to the unaudited condensed consolidated financial statements entitled "Proceedings under Chapter 11 of the Bankruptcy Code."

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

        At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors or the timing of their potential emergence from Chapter 11. In addition, since no plan or plans of reorganization have been prepared, historical results may not be indicative of the future results of operations of the Mirant Debtors. Whether or not a plan or plans of reorganization are confirmed, it is possible that the assets of some or all of the Mirant Debtors may be liquidated. Because of these possibilities, an investment in Mirant common stock and other Mirant securities is highly speculative. Accordingly, Mirant and its management urges that appropriate caution be exercised with respect to existing and future investments in any of these securities and liabilities.

        We have undertaken a comprehensive business planning effort as part of the Chapter 11 reorganization process. This effort includes a review of each generating unit, forecasts for regional markets and sensitivity analyses on market forecasts and potential regulatory changes. We have engaged a nationally recognized management consulting firm to assist with an operational performance initiative which we believe may increase generating efficiency and reduce cost at certain generating units. In addition, we are reviewing our overhead structure with the intention of reducing overhead costs. The outcome of this business planning effort may result in the temporary or permanent shutdown, or sale of certain generating plants as well as reductions in our staffing levels.

        In September 2003, Mirant initiated a workforce reduction program to size its organization to a level more indicative of the current business environment. Mirant estimates that it will terminate approximately 132 North American and 170 Corporate employees as part of this program. The severance costs are estimated to be $15 million and are expected to reduce annual labor costs by $38 million. In addition, as part of this workforce reduction program, Mirant eliminated certain open and unfilled positions. There are additional workforce reductions scheduled for the fourth quarter. Mirant expects to record the majority of the severance and employee termination-related expense in the fourth quarter of 2003, when paid.

        Since the Chapter 11 filings, voluntary turnover of key employees has increased, as well as overall turnover in the functions of accounting and information technology. Steps are being taken to minimize this attrition, especially of high performers, however, there are constraints that impede our ability to retain employees during the Chapter 11 reorganization process. This issue may become more problematic as the economy and job market improve.

        On September 2, 2003, the SEC issued an order granting the application of the New York Stock Exchange ("NYSE") to delist Mirant's common stock and trust preferred securities. As a result of the delisting of Mirant securities, there can be no assurance that a liquid trading market for those securities will continue.

Overview and Background

        Our financial performance in 2003 and 2002 has been adversely impacted by a number of industry factors such as lower spark spreads, milder weather, reduced credit and diminished liquidity in the marketplace due to the reduced number of counterparties.

        Following is a summary of significant factors affecting the Company in 2003:

  •
  During the nine months ended September 30, 2003, we recorded an impairment loss of $2,067 million to recognize the impairment of all of the goodwill associated with our North America segment.

  •
  For the three and nine months ended September 30, 2003, Mirant expensed $182 million in reorganization items. The amount includes a $99 million charge associated with the write off of the subordinated note receivable from Perryville and a $6 million net gain associated with the write off of the Perryville capital lease debt obligations and related assets, which resulted from the rejection of the Perryville tolling agreement. In addition, for the three and nine months ended September 30, 2003, a $57 million loss provision was recorded related to price risk management contracts that were terminated by counterparties.

  •
  For the nine months ended September 30, 2003, operating cash flow was significantly lower than the same period in 2002. This was largely due to the Company's deteriorating credit standing, which required us to post additional collateral to counterparties of $170 million and to return collateral previously received from counterparties of $25 million to support various commodity positions as of September 30, 2003. Our available cash also declined due to unfavorable working capital demands related to accelerated payment requirements by vendors while receiving cash from customers under normal credit terms.

  •
  We sold a substantial portion of our Canadian operation in June and July of 2003, and we are in the process of exiting our trading business in Canada. We recognized a pre-tax gain of approximately $18 million related to the July sale transaction.

  •
  Gross margin in our North America segment was lower as a result of narrower spark spreads, lower net trading revenues and volumes and losses on unfavorable power positions in the Northeast. However, profitability from our Mid-Atlantic operations benefited from a combination of higher power prices and a long-term coal purchase agreement.

  •
  Profitability from our California operations was reduced due primarily to the expiration of our 500 MW power sales agreement with the California Department of Water Resources ("DWR") in December 2002 and the conversion of certain units (approximately 1,700 MW out of 2,000 MW) to Reliability-Must-Run ("RMR") condition 2 units. Our revenues under the power sales agreement with DWR were based on the market prices at the time we entered into the agreement of approximately $150/MWh. Under the RMR condition 2 contracts, revenues are lower than the market prices that existed at the time that we entered into the former DWR contract, although higher than anticipated market prices for the 2003 calendar year. As a result, revenues are lower than they were under the previous DWR contract.

  •
  As described in Note B to the unaudited condensed consolidated financial statements, we recorded an after-tax loss of $25 million as a cumulative effect of change in accounting principle pursuant to EITF Issue 02-03. We also adopted SFAS No. 143, effective January 1, 2003, and recognized an after-tax loss of $3 million, also as a cumulative effect of a change in accounting principle.

New Global Risk Management Policy

        Effective November 5, 2003, we revised our Global Risk Management Policy (the "Risk Management Policy"). The Risk Management Policy establishes definitions of permitted asset hedging and optimization transactions and establishes the Company's risk limit for these activities. Asset hedging activities are designed to reduce the risks around the capital Mirant has invested in physical assets, including power plants and natural gas assets, while optimization activities place additional capital at risk in order to generate a return. Optimization activities are designed to leverage the Company's proprietary knowledge in order to earn incremental gross margin.

        The Value at Risk ("VaR") limit related to optimization activities is $7.5 million. There is no VaR limit for asset hedging activities, as these are risk reducing in nature. As a result of the VaR limit and other position limits established by the Risk Management Policy for optimization activities, our optimization portfolio is expected to have lower earnings risk in the future and our potential to generate earnings and cash flow associated with these activities will be lower as well.

        In addition, Mirant has created a separate portfolio containing certain transactions that have been deemed to be outside of its current operating strategy (the "Legacy Portfolio"). The Company plans to utilize a number of strategies to manage the price risks associated with the Legacy Portfolio, including exiting or unwinding positions, hedging the existing exposures and, potentially, the sale of all or a portion of the entire portfolio.

Restatement of Financial Statements

        The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2002 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. For further information regarding these reclassifications and adjustments, see Note C to the unaudited condensed consolidated financial statements.

        The financial statements for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income (loss) from discontinued operations for the three and nine months ended September 30, 2003 and 2002 includes the following components of the Company that will be disposed of or have been disposed of in 2003: Mirant Europe B.V., the Neenah generating facility in Wisconsin, the Tanguisson power plant in Guam and investments held by Mirant Americas Energy Capital and Mirant Canada Energy Capital. Income (loss) from discontinued operations for the three and nine months ended September 30, 2002 also includes the operations of Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia and the State Line generating facility in Indiana which were disposed of in 2002. In addition, the financial statements include reclassifications to present revenues and expenses associated with energy trading activities on a net basis, as required by EITF Issue 02-03.

Results of Operations

        The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

  North America

        Our North America segment consists primarily of power generation and commodity trading operations managed as a combined business, including approximately 18,000 MW of generating capacity as of September 30, 2003. The following table summarizes the operations of our North American segment for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Operating revenues:
Generation	$1,348	$1,116	$3,545	$2,544
Net trading (loss) revenues	—	(7)	39	143

Total operating revenue	1,348	1,109	3,584	2,687
Cost of fuel, electricity and other products	932	662	2,557	1,509

Gross Margin	416	447	1,027	1,178
Operating expenses:
Operations and maintenance	171	200	579	589
Depreciation and amortization	54	40	158	116
Impairment losses and restructuring charges	(2)	48	2,073	544
Gain on sales of assets, net	(13)	—	(38)	—

Total operating expenses	210	288	2,772	1,249

Operating income (loss)	$206	$159	$(1,745)	$(71)

        Operating Revenues.    Our operating revenues increased by $239 million and $897 million in the three and nine months ended September 30, 2003 compared to the same periods in 2002. The following factors were primarily responsible for the increase in operating revenues:

  •
  Our revenues in the three months ended September 30, 2003 increased primarily due to higher power prices. This increase in power prices was partially offset by a decrease in generation volumes of approximately 3% from approximately 11.4 million MWh in the three months ended September 30, 2002 to 11.1 million MWh in the three months ended September 30, 2003. The reduction in generated MWh in the three months ended September 30, 2003 is due primarily to lower demand and increased available capacity in the market. Our revenues for the nine months ended September 30, 2003 were higher than in the same period in 2002 due to higher market prices for power and increased power sales volumes in the three months ended March 31, 2003, as well as our net capacity additions in Indiana (246 MW in June 2003), Michigan (532 MW in September 2002), Florida (478 MW in April 2002), Oregon (260 MW in July 2003) and Nevada (430 MW in May 2003). Generation volumes decreased by approximately 1% from approximately 28.8 million MWh in the nine months ended September 30, 2002 to 28.5 million MWh in the nine months ended September 30, 2003.

  •
  Revenues also increased as a result of higher net unrealized gains on long-term power purchase agreements for the three and nine months ended September 30, 2003, as compared to the same periods in 2002. Net unrealized gains increased by $43 million to $32 million in the three months ended September 30, 2003 as compared to net unrealized losses of $11 million for the same period in 2002. Unrealized gains increased by $99 million to $80 million in the nine months ended September 30, 2003 as compared to net unrealized losses of $19 million for the same period in 2002. These increases in net unrealized gains were primarily due to higher forward prices in the PJM market.

  •
  Revenues decreased by $103 million and $286 million related to our California operations in the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. This decrease resulted from a reduction in power sales volumes in California and the expiration of our 500 MW power sales agreement with the California DWR in December 2002, as well as our conversion of certain units (approximately 1,700 out of 2,000 MW) to RMR condition 2 units. Our revenues under the power sales agreement with DWR were based on the market prices at the time we entered into the agreement of approximately $150/MWh. Under the RMR condition 2 contracts, revenues are lower than the market prices that existed at the time that we entered into the former DWR contract, although higher than anticipated market prices for the 2003 calendar year. As a result, revenues per MWh are lower than they were under the previous DWR contract. The RMR condition 2 contracts are renewable annually, and we have renewed our contracts for 2004.

  •
  The increase in revenue for the three months ended September 30, 2003 was partially offset by realized losses related to transition power agreements of approximately $11 million compared to $2 million in the same period in 2002. The increase in revenue for the nine months ended September 30, 2003 was offset by realized losses related to transition power agreement of approximately $160 million compared to $28 million in the same period of 2002. Amortization of deferred revenue related to transition power agreements decreased by $2 million for the three months ended September 30, 2003 and increased by $15 million for the nine months ended September 30, 2003 as compared to the same periods in 2002.

  •
  Our net trading revenues increased by $7 million and decreased by $104 million in the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002. The decrease in the nine months ended September 30, 2003 was due primarily to lower trading volumes and fewer counterparties participating in the market or willing to do business with us.

        Cost of fuel, electricity and other products.    Our cost of fuel, electricity and other products increased by $270 million and $1.0 billion for the three and nine months ended September 30, 2003 from the same periods in 2002. These increases were primarily due to higher prices for fuel as compared to the same periods in 2002. Also contributing to our higher fuel costs for the nine months ended September 30, 2003 was an increase at Mirant Mid-Atlantic in the proportion of MWhs generated by the more expensive cycling units, combined with higher oil prices for the cycling units. The increase in cost of fuel, electricity and other products in the nine months ended September 30, 2003 as compared to the same periods in 2002 was also partially due to our net capacity additions discussed above.

        Gross margin.    Our gross margin decreased by $31 million and $151 million in the three and nine months ended September 30, 2003 as compared to the same periods in 2002.

  •
  Overall, spark spreads were narrower in the three and nine months ended September 30, 2003 compared to the same period in 2002. In addition, the conversion of the majority of our California units to RMR condition 2, lower trading volumes and fewer counterparties participating in the market or willing to do business with us contributed to the decrease in gross margin.

  •
  Gross margin includes non-cash revenue related to the amortization of transition power agreements and other obligations in the amount of $356 million, 35% of gross margin, and $325 million, 28% of gross margin, for the nine months ended September 30, 2003 and 2002, respectively. The amortization of the TPAs is a significant percentage of North America's operating income which will cease at the beginning of 2005.

        Operating Expenses.    Our operating expenses decreased by $78 million and increased by $1.5 billion in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Operations and maintenance expense includes such costs as generation plant operations and maintenance, administrative expenses such as consulting, accounting and legal fees, and property taxes. The following factors were responsible for the changes in operating expenses:

  •
  Operations and maintenance expense decreased by $29 million and $10 million in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. These decreases are due primarily to cost reduction initiatives as part of our effort to downsize the organization. These decreases are partially offset by increased operations and maintenance expense as a result of our net capacity additions in Michigan, Florida, Oregon and Nevada in the current period.

  •
  Depreciation and amortization expense increased by $14 million and $42 million in the three and nine months ended September 30, 2003, respectively compared to the same periods in 2002. The increase was primarily a result of additional depreciation from capacity additions since September 2002, and from the commencement of operations at new units at existing facilities which have been completed since September 2002.

  •
  The impairment losses and restructuring charges decreased by $50 million and increased by $1.5 billion for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in the nine months ended September 30, 2003 is primarily due to the goodwill impairment charges of approximately $2.1 billion, which were taken in the second quarter of 2003 to write off the goodwill associated with our North America operations. For further discussion, see "Critical Accounting Policies".

  •
  The gain on sale of assets for the three and nine months ended September 30, 2003 primarily related to the sale of gas storage in our Canadian trading operations.

  International

        Our International segment consists of power generating operations in Asia, Curacao, and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. These international operations were not included in the Chapter 11 filings. The following table summarizes the operations of our

International businesses for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Operating revenues:
Generation	$129	$131	$383	$393
Integrated utility and distribution	134	128	390	362
Net trading revenues	—	2	—	4

Total operating revenues	263	261	773	759
Cost of fuel, electricity and other products	72	64	210	165

Gross Margin	191	197	563	594
Operating expenses:
Operations and maintenance	71	91	190	245
Depreciation and amortization	30	28	90	88
Impairment losses and restructuring charges	—	122	8	496
Gain on sales of assets, net	—	(4)	(1)	(32)

Total operating expenses	101	237	287	797

Operating income (loss)	$90	$(40)	$276	$(203)

        Operating Revenues.    Our operating revenues increased by $2 million and $14 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The decrease in generation revenue is primarily due to decreased capacity revenue in the Philippines. The increase in distribution and integrated utility revenues of $28 million in the nine months ended September 30, 2003 compared to the same period in 2002 is primarily attributable to our Jamaica operation and is a result of higher fuel prices in 2003, which are passed through to the customer and a rate increase of 7% that went into effect in May 2002 that is only partially reflected in the 2002 results. In addition, increased revenues related to our Bahamas operations contributed $5 million to revenues for the nine months. The increase in revenues is primarily due to higher fuel costs, which are passed through to the company's customers.

        Cost of fuel, electricity and other products.    Cost of fuel, electricity and other products increased by $8 million and $45 million in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. These increases are primarily a result of higher fuel prices in the three and nine months ended September 30, 2003 as compared to the same periods in 2002. The increases were further due to the increased use of gas turbines in our Jamaican operations in 2003 compared to 2002.

        Operating Expenses.    Our operating expenses decreased by $136 million and $510 million in the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002. The following factors were responsible for the changes in operating expenses:

  •
  Operations and maintenance expense decreased by $20 million and $55 million in the three and nine months ended September 30, 2003, respectively compared to the same periods in 2002 primarily due to lower compensation expense as a result of our cost cutting efforts and restructuring our business in 2002.

  •
  Impairment losses and restructuring charges decreased by $122 million and $488 million in the three and nine months ended September 30, 2003, respectively compared to the same period in 2002. The decrease for the three months ended September 30, 2003 as compared to the same period in 2002 is primarily due to an impairment charge of $134 million recorded during the third quarter of 2002 related to proposed development projects in Europe and Korea. This charge, in conjunction with an impairment charge of $317 million recorded during the second quarter of 2002 related to our investment in WPD, made up the majority of the decrease for the nine months ended September 30, 2003 as compared to the same period in 2002. Also contributing to this decrease is Mirant's adoption of a restructuring plan during the first quarter of 2002.

  Corporate

        The following table summarizes our corporate expenses and other income and expenses for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Operating expenses:
Operations and maintenance	$22	$25	$113	$66
Depreciation and amortization	6	5	18	12
Impairment losses and restructuring charges (credits)	—	(3)	5	23
Gain on sales of assets, net	(10)	—	(10)	—

Operating loss	18	27	126	101
Other (expense) income, net:
Interest income	—	(4)	—	(24)
Interest expense	(25)	(43)	(136)	(103)
Equity in income of affiliates	1	—	2	—
Minority interest	(6)	(5)	(18)	(16)
Other	—	(2)	—	(3)

Total other expense, net	$(30)	$(54)	$(152)	$(146)

        Operations and maintenance expense for the three and nine months ended September 30, 2003 decreased by $3 million and increased by $47 million, respectively compared to the same periods in 2002. The year to date increase was primarily due to increased legal, consulting, and accounting fees. Expenses incurred in the nine months ended September 30, 2003 included $15 million related to pre-bankruptcy refinancing efforts. In addition, the year to date increase in operations and maintenance expense was due to additional costs of $10 million associated with the settlement of certain non-tax qualified pension obligations by purchasing individual annuity contracts in the first quarter of 2003 and increased insurance premiums of $3 million.

        Interest expense.    Interest expense decreased by $75 million and increased by $2 million in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase for the nine months ended September 30, 2003 was primarily a result of lower capitalized interest due to decreased construction and increased interest costs due to higher drawn amounts on our credit facilities as compared to the same period in 2002. In addition, interest expense for the nine months ended September 30, 2003 reflects bank waiver fees of approximately $14 million. Effective with the Chapter 11 filing, accrual of interest expense associated with the debt of the Mirant Debtors was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. The decrease for the three months ended September 30, 2003 was a result of this reduction in interest expense, which reduction also partially offset the increase for the nine months ended September 30, 2003. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $115 million for the three and nine months ended September 30, 2003.

        Interest rate hedging losses.    Interest rate hedging losses of $94 million and $110 million for the three and nine months ended September 30, 2003, respectively represent the reclassification of interest rate hedging losses from OCI to interest expense. The reclassification for the three months ended September 30, 2003 resulted primarily from the suspension of interest payments on the debt associated with the interest rate swaps, pursuant to the Chapter 11 filings.

        Gain on sale of investments, net.    The gain on sales of investments of $238 million for the nine months ended September 30, 2002 resulted primarily from the sale of our interest in Bewag in February 2002.

        Reorganization items.    As discussed in Note A to the unaudited condensed consolidated financial statements—"Accounting for Reorganization," reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Mirant Debtors as a result of Chapter 11. For the three and nine months ended September 30, 2003, Mirant expensed $182 million in reorganization items. This amount included a $99 million charge associated with the subordinated note receivable from Perryville and a $6 million net gain on the write off of the Perryville capital lease debt obligations and related assets, which were written off in connection with the rejection of the Perryville tolling agreement. Also included in reorganization items for the three and months ended September 30, 2003 was a $57 million loss provision related to price risk management contracts that were terminated by counterparties.

        Income Taxes.    The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2003 reflect an income tax benefit of $27 million and provision of $5 million, respectively. We currently record a tax provision for state and foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes. In 2002, we recorded a valuation allowance related to our entire balance of U.S. net deferred tax assets of $1.1 billion.

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

        During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at

Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court.

        Effective October 27, 2003, the intercompany borrowing limits are as follows:

  •
  $100 million (plus existing intercompany loan from Mirant Americas Energy Marketing) for Mirant and its direct and indirect Debtor subsidiaries other than Mirant Americas Energy Marketing, Mirant Americas Generation and its direct and indirect subsidiaries and WGGC,

  •
  $100 million for Mirant Americas Energy Marketing,

  •
  $150 million for Mirant Americas Generation and its direct and indirect Debtor subsidiaries other than Mirant Mid-Atlantic and its direct and indirect Debtor subsidiaries, and

  •
  $200 million for Mirant Mid-Atlantic and its direct and indirect Debtor subsidiaries.

        All intercompany transfers by such Mirant entities will be recorded as intercompany loans and are secured by junior liens on the assets of the relevant borrowing group. Upon entering into the debtor-in-possession credit facility, the cash balances of the participating Mirant Debtors became subject to security interests in favor of the debtor-in-possession lenders and, upon certain conditions, such cash balances are swept into concentration accounts controlled by the debtor-in-possession lenders.

        On November 5, 2003, certain of the Mirant Debtors entered into a two-year debtor-in-possession credit facility for up to $500 million (the "DIP Facility") with General Electric Capital Corporation ("GECC"). The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. See Note H to the unaudited condensed consolidated financial statements for further discussion of the DIP Facility.

  Cash Flows

        Net cash from operating activities decreased by $684 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to favorable changes in working capital in 2002 that were not present in 2003. During the nine months ended September 30, 2003, working capital changes, which are reflected as changes in operating assets and liabilities, required $231 million in cash compared to $439 million of cash provided by changes in working capital during the same period in 2002. This reduction was primarily due to increased collateral posted with counterparties of $170 million, which is included in the change in receivables, and the return of collateral previously received from counterparties of $25 million, which is included in the change in accounts payable and accrued liabilities, in the nine months ended September 30, 2003. In the nine months ended September 30, 2002, we had $291 million of collateral returned to us and returned $88 million of collateral previously received from counterparties. The other major impact on the change in working capital in the nine months ended September 30, 2002 was the receipt of income tax refunds in the amount of $276 million.

        Net cash from operating activities excluding the effects of working capital was $252 million in the nine months ended September 30, 2003 compared to $266 million in the same period in 2002. This decrease of $14 million was due primarily to a reduction in gross margin offset by a change of $374 million in net price risk management activities. This change includes approximately $149 million of cash from operations representing net price risk management assets, primarily power and natural gas contracts and natural gas storage, that were monetized during the second quarter of 2003.

        Net cash used in investing activities was $133 million for the nine months ended September 30, 2003. This compares to $826 million of cash provided by investing activities for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, cash generated from sales of minority-owned investments in the amount of $2.0 billion related primarily to our Bewag investment was offset in part by capital expenditures of $1.1 billion. Capital expenditures for the nine months ended September 30, 2003 were $444 million, which includes $124 million related to the cancellation of turbine contracts in Europe. During the nine months ended September 30, 2003, we received $297 million in proceeds from the sale of our Neenah generating facility, Mirant Americas Energy Capital investments, the Tanguisson power plant in Guam and certain of our Canadian operations.

        Net cash used in financing activities was $17 million during the nine months ended September 30, 2003. We used $289 million for the repayment of long-term debt, of which, $164 million was related to our Mirant Asia-Pacific credit facilities at Sual and Pagbilao. These repayments were offset by draws on letters of credit in the amount of $222 million. During the nine months ended September 30, 2002, net cash used in financing activities was $98 million, primarily to reduce long-term debt. In the nine months ended September 30, 2002, we repaid $2.8 billion of long-term debt, offset by new proceeds from the issuance of long-term debt of $2.6 billion. The debt repayments in the nine months ended September 30, 2002 included approximately $551 million in debt related to Bewag, approximately $959 million related to our Mirant Asia-Pacific credit facility and $200 million related to our Mirant Americas Generation credit facilities. Proceeds from the issuance of long-term debt in the nine months ended September 30, 2002 included approximately $248 million related to our Mirant Asia-Pacific credit facility, approximately $427 million related to our Mirant Americas Generation credit facilities, approximately $396 million related to our Mirant Corporation credit facilities and the sale of $370 million in convertible senior notes. In addition, we exercised the term-out provision in our corporate revolver, which resulted in long-term debt repayments and new proceeds from the issuance of long-term debt in the amount of $1.1 billion.

  Total Cash and Cash Equivalents

        The table below sets forth total cash and cash equivalents of Mirant Corporation and its subsidiaries as of September 30, 2003 and December 31, 2002, respectively (in millions).

	September 30, 2003	December 31, 2002
Cash and cash equivalents:
Mirant Corporation	$595	$862
Mirant Americas Generation(1)	87	208
Mirant Mid-Atlantic(1)	229	43
Other subsidiaries	671	593

Total cash and cash equivalents(2)	$1,582	$1,706

(1)
Since filing for protection under Chapter 11, none of the debtors have made dividends or capital contributions. During the pendency of the Chapter 11 proceeding, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court as described above.

(2)
The amount includes $454 million as of September 30, 2003 and $382 million as of December 31, 2002 at various subsidiaries that either is required for operating, working capital or other purposes at the respective subsidiaries, or the distribution of which is restricted by the subsidiaries' debt agreements and therefore is not available for immediate payment to Mirant Corporation.

        As of December 5, 2003, total cash and cash equivalents for Mirant Corporation and its subsidiaries was $1,734 million, with $484 million at Mirant Corporation, $221 million at Mirant Americas Energy Marketing, $104 million at Mirant Americas Generation, $227 million at Mirant Mid-Atlantic and $698 million at other subsidiaries. This amount includes an estimated $496 million at various subsidiaries (including approximately $70 million at Mirant Americas Energy Marketing) that either is required for operating, working capital or other purposes at the respective subsidiaries, or the distribution of which is restricted by the subsidiaries' debt agreements and, therefore, is not available for immediate payment to Mirant Corporation. From October 1, 2003 to December 5, 2003, our total cash and cash equivalents has increased by $152 million, including approximately $67 million of Birchwood asset sale proceeds. However, Mirant forecasts a decrease of cash over the next six months beginning December 5, 2003, primarily as a result of payments under the PPAs and the payment of bankruptcy related professional fees. This forecast excludes certain potential increases in cash resulting from actions taken in connection with the bankruptcy proceedings, including the benefit realized by the rejection or re-negotiation of certain pre-petition contracts. We anticipate that our total cash and cash equivalents, together with our debtor-in-possession financing, will be sufficient to fund our operations during the bankruptcy proceedings.

Commodity Trading Activities

        We engage in commodity trading activities in North America for purposes of hedging our physical asset positions and to earn a return on discretionary positions we take in the market. In these activities, we utilize a variety of exchange-traded and over-the-counter ("OTC") energy and energy-related contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements. These contractual commitments are reflected at fair value and are presented as "price risk management assets and liabilities" in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized in income in the period of change.

        The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value, credit quality, liquidity and volatility factors underlying options and contractual commitments. Mirant does not generally seek hedge accounting treatment for most of the financial instruments that it uses to manage risk exposure to energy prices for its North American generation portfolio, because they do not typically meet strict hedge effectiveness criteria and/or hedge documentation criteria. Therefore, the fair values of these instruments are also included in "price risk management assets and liabilities" in the accompanying unaudited condensed consolidated balance sheets.

        The volumetric weighted average maturity, or weighted average tenor of the North American portfolio at September 30, 2003 was 1.5 years. The net notional amount, or net short position, of the price risk management assets and liabilities at September 30, 2003 was approximately 3.7 million equivalent MWhs.

        The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts during the nine months ended September 30, 2003 (in millions).

Net fair value of portfolio at December 31, 2002	$(613)
Gains recognized in the period, net	382
Contracts settled during the period, net	(549)
Deferred option premiums, net	(37)
Other changes in fair value, net	826

Net fair value of portfolio at September 30, 2003	$9

        Certain long-term power purchase agreements previously included in price risk management liabilities totaling $800 million were reclassified to liabilities subject to compromise in the nine months ended September 30, 2003 as a result of contract rejections. This reclassification, which is included as a component of other changes in fair value, net in the above table, resulted in an increase in net fair value of the price risk management asset and liability accounts in the nine months ended September 30, 2003.

        The fair values of our price risk management assets and liabilities, net of credit reserves, as of September 30, 2003 are included in the following table (in millions).

	Net Price Risk Management Assets/(Liabilities)
	Price Risk Management Assets Value at September 30, 2003	Price Risk Management Liabilities Value at September 30, 2003	Net Value at September 30, 2003
Electricity	$145	$112	$33
Natural gas	59	85	(26)
Crude oil	3	1	2
Other	10	10	—

Total	$217	$208	$9

        The following table represents the net price risk management assets and liabilities by tenor, excluding certain power purchase agreements that have been determined to be derivatives under SFAS No. 133 and therefore subject to fair value accounting (in millions):

Net Price Risk Management Assets/(Liabilities) As of September 30, 2003
2003	$8
2004	(38)
2005	(5)
2006	9
2007	8
Thereafter	20

Net assets	$2

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

        In performing our SFAS No. 142 impairment analysis, we determined the fair value of our reporting units using discounted cash flow techniques and assumptions as to business prospects, using the best information available. Accordingly, we used a revised forecast, developed as part of our application for the DIP Facility in September 2003 in making our assessment. This revised forecast, which takes into account the business impacts of operating in bankruptcy, adjusted downward, among other things, our previously estimated gross margin and cash flow from our asset optimization and trading businesses. The gross margin adjustment was made to acknowledge changes in the business climate including increasing difficulties in executing transactions, less liquidity in the market, and our revised view of business opportunities that differ from those used in our annual test (October 2002), but which became evident subsequent to the preparation of the forecast used for that test.

        The results of our analysis indicated that goodwill was impaired related to our North America reporting unit; however, goodwill relating to our Caribbean and Asia reporting units continued to be supportable. Accordingly, in the second quarter of 2003, we recorded an impairment charge of $2.1 billion, representing the entire balance of goodwill attributable to our North America reporting unit, in the unaudited condensed consolidated statements of operations.

        After taking into account the write-down of North America goodwill, $608 million of goodwill remains on our balance sheet as of September 30, 2003 relating to our Caribbean and Asia reporting units.

Litigation

        We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1 Legal Proceedings and Note J to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks associated with commodity prices, interest rates and foreign currency exchange rates. We are also exposed to credit risks.

Value at Risk

        We continue to use VaR to summarize in dollar terms the market price risk we have and the potential loss in value of our portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. The average VaR, using various assumed holding periods and a 95% confidence interval, was $15.8 million for the nine months ended September 30, 2003 and the VaR as of September 30, 2003, was $11.5 million, as compared to $27 million and $40.1 million, respectively, for the same periods in 2002. If we assumed VaR levels using a one-day holding period for all positions in our portfolio based on a 95% confidence interval, our average portfolio VaR for the nine months ended September 30, 2003 was $5.3 million and the VaR at September 30, 2003 was $3.8 million, compared to $11.4 million and $13.3 million, respectively, for the same periods in 2002. During the nine months ended September 30, 2003, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation nine times, which falls within our 95% confidence interval.

        Through April 30, 2003, the VaR data presented does not include the derivative financial instruments that were initially designated as hedges under SFAS No. 133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effects of these derivative financial instruments. For those transactions that were previously designated for cash flow hedge accounting through April 30, 2003 (See Note C to the unaudited condensed consolidated financial statements), we managed the market risks associated with these derivative financial instruments in conjunction with the underlying asset positions they are designed to hedge.

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

        Effective November 5, 2003, we amended our Risk Management Policy to prohibit the trading of certain products (e.g. natural gas liquids and pulp and paper) and to change or clarify limits related to asset hedging and optimization trading. As part of this amendment, we established a new VaR limit with respect to our optimization activities of $7.5 million. There is now no VaR limit related to our asset hedging activities, as these are risk reducing in nature. We will manage the market risks associated with our asset hedging activities in conjunction with the underlying asset positions that they are designed to hedge, utilizing a variety of different techniques. As a result, going forward, our asset hedge trading portfolio will no longer be included in our VaR calculation.

Credit Risk

        Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We monitor credit concentration risk on both an individual basis and a group counterparty basis. The table below summarizes credit exposures by rating category as of September 30, 2003 (in millions, except percentages).

Credit Rating	Exposure	Collateral Held	Net Exposure	% of Net Exposure
AA/Aa2	$23	$—	$23	9%
A/A2	146	15	131	50
BBB/Baa2	85	13	72	27
BB/Ba2 or lower	207	170	37	14
Unrated	10	—	10	4
Less credit reserves	(10)	—	(10)	(4)

Total	$461	$198	$263

Item 4.    Controls and Procedures

        During 2002, the Company's independent auditors identified significant internal control deficiencies which collectively constituted a material internal control weakness, the most significant of which related to the Company's North American commodity trading and risk management operations.

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

PART II

Item 1.    Legal Proceedings

        As discussed above, on July 14, 2003 and July 15, 2003 (the "Petition Date"), August 18, 2003, October 3, 2003 and November 18, 2003, Mirant Corporation and most of its North American wholly-owned and non-wholly-owned affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of the Company's Canadian subsidiaries have filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada, which, like Chapter 11, allows for reorganization. The Company's businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

        As a debtor-in-possession, Mirant is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. On November 19, 2003, the Bankruptcy Court entered an order staying through at least April 2004 most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnities of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors' ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the Company's business or outstanding legal proceedings.

        The below descriptions update and should be read in conjunction with the complete description in the section titled "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2002 and Forms 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

        FERC Show Cause Proceeding Relating to Trading Practices:    On September 30, 2003, the Company filed with the FERC an agreement, dated September 25, 2003, entered into between the Company and the FERC Trial Staff, under which Mirant would pay $332,411 to settle the show cause proceeding initiated by the FERC on June 25, 2003. That settlement is subject to the approval of the FERC and the Bankruptcy Court. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. The proposed settlement entered into by the Company and the FERC Trial Staff did not resolve the allegations made against Mirant with respect to that particular practice. On December 19, 2003, a settlement was reached between Mirant and the FERC trial staff to settle all claims regarding sales of ancillary services. Both parties agreed that the FERC will have a total allowed prepetition claim against the estate of Mirant Americas Energy Marketing in the amount of approximately $3.66 million. This settlement is subject to the approval of both the FERC and the Bankruptcy Court.

        Western Power Markets Price Mitigation and Refund Proceedings:    In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the California Independent System Operator ("CAISO") or the California Power Exchange ("PX") from October 2, 2000 through June 20, 2001. Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include sales made to the California Department of Water Resources ("DWR"). On December 12, 2002, an administrative law judge ("ALJ") determined the preliminary amounts currently owed to each supplier in the proceeding. The ALJ determined that the CAISO and the PX owed Mirant approximately $122 million, which is net of refunds owed by Mirant to the CAISO and the PX. The ALJ decision indicated that these amounts do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to Mirant and other sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant by the PX, and the net amount owed Mirant by the CAISO and the PX after taking into account the proposed refunds, would increase by approximately $37 million.

        On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant and therefore to reduce the net amount that would remain owed to Mirant from the CAISO and PX after taking into account any refunds. Based solely on the staff's formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant by the CAISO and PX to approximately $49 million. The FERC indicated that it would allow any generator that could demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant has filed information with the FERC indicating that its actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which, if accepted, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant, although the amount of such potential decrease and the resulting net amount owed to Mirant cannot at this time be determined. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant estimates that the effect of the October 16, 2003 order will be to decrease the refunds owed by Mirant, and therefore to increase the net amounts owed to Mirant, by $27 million.

        In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC's decision to the United States Court of Appeals.

        California Attorney General Litigation:    On December 3, 2003, the United States District Court for the Northern District of California stayed the suit filed by the California Attorney General alleging violations of the Clayton Act and the California Unfair Competition Act during the pendency of the Company's bankruptcy proceedings.

        California Rate Payer Litigation:    The plaintiffs in the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo's Day and Night Pharmacy, J&M Karsant, and Bronco Don Holdings suits have appealed to the United States Court of Appeals for the Ninth Circuit Court the order entered on August 28, 2003, the by the United States District Court for the Southern District of California granting the motions to dismiss filed by the defendants. These actions are stayed with respect to the

Mirant entities that are defendants by the Chapter 11 proceedings of those entities, but are proceeding with respect to the other defendants.

        The plaintiff in Bustamante v. The McGraw-Hill Companies, Inc., et al., has dismissed the Mirant entities identified as defendants in the amended complaint filed in August 2003. The dismissal was in response to Mirant's filing a motion with the Bankruptcy Court seeking sanctions against the plaintiff for violation of the automatic stay by filing this claim after the initiation of the Mirant bankruptcy proceedings.

        Western Rate Payer Litigation:    The plaintiffs in Egger et al. v. Dynegy, Inc. et al. filed an amended complaint in late October that did not include any Mirant entities as defendants due to the filing of the Mirant Chapter 11 proceedings, but identified them as "relevant actors."

        Shareholder Litigation:    This action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets.

        Shareholder Derivative Litigation:    These actions are stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets.

        Mirant Americas Generation Bondholder Suit:    This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of those entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The committee representing unsecured creditors of Mirant Americas Generation, LLC filed a motion in Mirant's bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, Inc., certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court has not authorized any such litigation at this time. The Bankruptcy Court has noted that while the committee had standing to assert claims on behalf of the estate of Mirant Americas Generation, LLC no such claims could be filed without the Bankruptcy Court's approval and no motions seeking such approval could be filed at least through April 2004.

        Mirant Americas Generation Securities Class Action:    This action is stayed as to Mirant Americas Generation, LLC by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant Americas Generation, LLC to reorganize or having a negative effect upon its assets.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

10.88	—	Debtor-In-Possession Credit Agreement
10.89	—	Employment Agreement with Curtis Morgan
10.90	—	Employment Agreement with John Ragan
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
  (b)
  Reports on Form 8-K

        During the quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K:

        Form 8-K dated July 16, 2003 included information under Items 3, 5 and 7. No financial statements were filed.

        Form 8-K dated July 22, 2003 included information under Item 5. No financial statements were filed.

        Form 8-K dated July 25, 2003 included information under Item 5. No financial statements were filed.

        Form 8-K dated August 28, 2003 included information under Items 7 and 12. Financial statements were filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of December, 2003.

MIRANT CORPORATION
By:	Dan Streek Vice President and Controller (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
DEFINITIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003 and 2002
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES