Form 10-K
period 2003-12-31
MIRANT CORP
filed 2004-04-19
CIK 1010775

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	001-16107 (Commission File Number)	58-2056305 (I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia (Address of Principal Executive Offices)		30338 (Zip Code)
(678) 579-5000 (Registrant's Telephone Number, Including Area Code)		www.mirant.com Web Page
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes ☒    No ☐

        Aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,013,670,210 on June 27, 2003 (based on 2.50 per share, the closing price in the daily composite list for transactions on the New York Stock Exchange for that day). As of April 14, 2004, there were 405,468,084 shares of the registrant's Common Stock, $0.01 par value per share outstanding.

DEFINITIONS

TERM	MEANING
Chapter 11	Chapter 11 of the Bankruptcy Code
Bankruptcy Code	United States Bankruptcy Code
IRS	Internal Revenue Service
MMBtu	Million British thermal unit
MW	Megawatts
MWh	Megawatt-hour
Mirant Americas Generation	Mirant Americas Generation, LLC
Mirant California	Mirant California, LLC
Mirant Mid-Atlantic	Mirant Mid-Atlantic, LLC
Mirant New England	Mirant New England, Inc.
Mirant New York	Mirant New York, Inc. and Mirant New York Investments, Inc., collectively
Mirant Peaker	Mirant Peaker, LLC
Mirant Potomac River	Mirant Potomac River, LLC
Mirant Texas	Mirant Texas Management, Inc. and Mirant Texas Investments, Inc., collectively
Mirant Wichita Falls	Mirant Wichita Falls, LP
Mirant Zeeland	Mirant Zeeland, LLC
Perryville	Perryville Energy Partners, LLC
TransCanada	TransCanada PipeLines Limited
West Georgia	West Georgia Generating Company, LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          The information presented in this Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

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

  •
  our pursuit of potential business strategies, including the disposition or utilization of assets, suspension of construction or internal restructuring;

  •
  changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing or the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;

  •
  weather and other natural phenomena;

  •
  war, terrorist activities or the occurrence of a catastrophic loss;

  •
  deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us; and

  •
  the disposition of the pending litigation described in this Form 10-K.

Bankruptcy-Related Factors

  •
  the actions and decisions of creditors of Mirant and of other third parties with interests in the voluntary petitions for reorganization filed on July 14, 2003, July 15, 2003, August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation and substantially all of its wholly-owned and certain non-wholly-owned U.S. subsidiaries under Chapter 11 of the Bankruptcy Code and by certain of Mirant's Canadian subsidiaries under the Companies Creditors' Arrangement Act in Canada;

  •
  the effects of the Chapter 11 proceedings on our liquidity and results of operations;

  •
  the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

  •
  the ability of Mirant to operate pursuant to the terms of the debtor-in-possession financing agreement;

  •
  the ability of Mirant to successfully reject unfavorable contracts;

  •
  the ability of Mirant to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations; and

  •
  the duration of Chapter 11 proceedings.

        The ultimate results of the forward-looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or securities of the Company, Mirant Americas Generation and Mirant Mid-Atlantic receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

        The Company expressly disclaims any duty to update any information.

Factors that Could Affect Future Performance

        In addition to the discussion of certain risks in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Mirant's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations and cash flows) are set forth below.

  •
  We may be unable to adequately reduce our operating costs or conserve our financial resources.

  •
  We may be unable to raise financing or refinance existing debt for our businesses inside or outside of the U.S. in light of the various factors discussed herein.

  •
  Changes in power prices may impact financial results, either favorably or unfavorably. Our generation and distribution businesses are subject to changes in power prices, which may impact our financial results and financial position by decreasing the amounts we receive from the sale of power and negatively impact our gross margin.

  •
  We often sell power and buy fuel on a forward basis to hedge the cash flows associated with our North America business. In order for these hedges to be effective, our portfolio of generating assets must be available to generate. Unplanned outages at our generating facilities expose us to the risk that forward obligations incurred through hedging will need to be satisfied through spot market transactions rather than utilization of our generating facilities. These spot market transactions may be entered into at prices which are disadvantageous to us relative to the prices at which our hedge transactions were undertaken. As a result, unplanned outages create the risk that expected financial results are not achieved. The potential impact of this risk varies significantly depending upon pricing and volume of hedges, timing and length of outages, and spot market prices for power and fuel.

  •
  Changes in fuel costs may impact financial results, either favorably or unfavorably. Our generation and distribution businesses are subject to changes in fuel costs, which may increase the cost of producing power and negatively impact our gross margin.

  •
  We may, at times, have an open position in the market, within established guidelines, resulting from the management of our optimization trading and legacy portfolios. To the extent open positions exist, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. Furthermore, the risk management procedures we have in place may not always function as designed. As a result of these and other factors, we cannot predict, with precision, the impact that risk management decisions may have on our businesses, operating results or financial position and cash flows. Although we devote a considerable amount of management efforts to mitigation of these risks, their potential impact is uncertain.

  •
  Our projects located outside of the U.S. expose us to risks related to laws and government regulations of other countries, taxes, economic conditions, fluctuations in currency rates, labor supply and relations, political conditions and policies of foreign governments. These risks may delay or reduce our realization of value from our international projects.

  •
  Some of our facilities inside and outside of the U.S. depend on only one or a few customers or suppliers. These parties, as well as other parties with whom we have contracts, may fail to perform their obligations, may seek to amend terms and conditions in our agreements, may decide not to renew existing agreements, or may terminate their existing agreements, which may result in a default on project debt or loss in revenues and may require us to institute legal proceedings to enforce our agreements.

  •
  Our costs of compliance with environmental laws are significant and the cost of compliance with new and existing environmental laws could adversely affect our profitability.

  •
  Our business in the U.S. is subject to complex government regulations and changes in these regulations or in their implementation may affect the costs of operating our facilities or our ability to operate our facilities, which may negatively impact our results of operations.

  •
  Our business inside and outside the U.S. could be materially impacted by unplanned outages due to adverse weather conditions and other natural disasters.

  •
  Our business inside and outside the U.S. could be adversely impacted by the specific needs of each generating plant to perform unplanned facility maintenance or repairs, or to install pollution control equipment or other environmental equipment.

  •
  The costs and other effects of our bankruptcy proceedings and other settlements, audits, investigations and claims are expected to be significant and will negatively impact the financial results of the Company.

  •
  The effects of a worldwide depression, recession or economic downturn; prolonged economic crisis in countries, states or regions in which we conduct our business; political, economic and market instability related to or resulting from economic crisis and the related effects, including, but not limited to, destruction of property, terrorism and war could have a material adverse effect on our results of operations and financial condition.

  •
  Mirant may be unable to retain or attract personnel capable of successfully executing our business plan given the Company's bankruptcy and the challenging business climate for our sector.

  •
  Mirant may not be able to take advantage of long-term hedging opportunities and as a result may experience more volatility in earnings and cash flows as Mirant is subject to fluctuations in spot prices for energy commodities.

PART I

Item 1.    Business

Overview

        We are an international energy company incorporated in Delaware on April 20, 1993. Our revenues are primarily generated through the production of electricity in the U.S., the Philippines and the Caribbean. As of December 31, 2003, we owned or leased more than 17,000 MW of electric generating capacity.

        We manage our business through two principal operating segments. Our North America segment consists of power generation and trading and marketing operations. In North America, we trade and market energy commodities to manage the financial performance of our power generation business and to achieve incremental returns by entering into energy contracts, primarily in regions where we own generating facilities or other physical assets. The International segment includes power generation businesses in the Philippines, Curacao and Trinidad, and integrated utilities in the Bahamas and Jamaica. In the Philippines, over 80% of our generation output is sold under long-term contracts. Our operations in the Caribbean include fully integrated electric utilities, which generate power sold to residential, commercial and industrial customers.

        The annual, quarterly and current reports, and any amendments to those reports, that we file with or furnish to the SEC are available free of charge on our website at www.mirant.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained in our website is not incorporated into this Form 10-K.

        As used in this report, "we," "us," "our," the "Company" and "Mirant" refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise.

Proceedings under Chapter 11 of the Bankruptcy Code

        On July 14, 2003 and July 15, 2003 ("Petition Date"), Mirant and 74 of its wholly-owned subsidiaries in the U.S. (collectively, the "Original Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"). On August 18, 2003, two additional wholly-owned subsidiaries of Mirant, Mirant EcoElectrica Investments I, Ltd. and Puerto Rico Power Investments Ltd., commenced Chapter 11 cases under the Bankruptcy Code (the "EcoElectrica Debtors"). On October 3, 2003, four of Mirant's affiliates who jointly own directly and indirectly the Wrightsville power plant also commenced Chapter 11 cases (the "Wrightsville Debtors"). On November 18, 2003, two additional wholly-owned subsidiaries of Mirant, Mirant Americas Energy Capital, LP ("Mirant Americas Energy Capital") and Mirant Americas Energy Capital Assets, LLC, commenced Chapter 11 cases under the Bankruptcy Code (the "Energy Capital Debtors," together with the Original Debtors, the EcoElectrica Debtors, and the Wrightsville Debtors, the "Mirant Debtors"). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

        Additionally, on the Petition Date, certain of Mirant's Canadian subsidiaries, Mirant Canada Energy Marketing, Ltd. and Mirant Canada Marketing Investments, Inc., filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada ("CCAA"), which, like Chapter 11, allows for reorganization under the protection of the court system. Mirant's businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

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

        The Office of the United States Trustee has established a committee of unsecured creditors for Mirant Corporation and a committee of unsecured creditors for Mirant Americas Generation (collectively, the "Creditor Committees"). The Office of the United States Trustee has also established a committee of equity securities holders of Mirant Corporation (the "Equity Committee," and collectively with the Creditor Committees, the "Statutory Committees").

        On November 5, 2003, certain of the Mirant Debtors entered into a two-year debtor-in-possession credit facility for up to $500 million (the "DIP Facility") with General Electric Capital Corporation ("GECC"). The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased up to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. See Note 13 to our consolidated financial statements contained elsewhere in this report for further discussion of the DIP Facility.

        Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. As a result of this stay, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization to be developed by the Mirant Debtors later in the bankruptcy proceedings.

        On August 21, 2003 and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003 bar date (the "Bar Date") for filing proofs of claim against the Mirant Debtors' estates (excluding Mirant Americas Energy Capital LP and Mirant Americas Energy Capital Assets LLC to which a March 12, 2004 bar date is applicable). As of March 24, 2004, approximately 7,800 proofs of claim were filed against Mirant's Chapter 11 estates. Those claims total approximately $242 billion. Of this amount, approximately $227 billion represents redundant claims which are primarily similar claims filed against multiple Mirant Debtors. An additional $2 billion represents the Company's preliminary estimate of the amount of the proofs of claim for which the Company has identified a basis for objection to the claim. The amount of the proofs of claim net of redundancies and amounts for which we have identified a basis for objection totals approximately $13 billion. The Mirant Debtors have not fully analyzed the validity and enforceability of the submitted proofs of claim or whether such claims should ultimately be allowed in the Chapter 11 proceedings. As such, the amounts of distributions received by claimants under the plan or plans of reorganization may substantially vary from the amounts of the proofs of claim filed against the Chapter 11 estates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" for additional information.

        Under the Bankruptcy Code, the Mirant Debtors also have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including the payment of accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, with the breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under that contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor's estate for damages. Due to ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, the Mirant Debtors cannot project the magnitude of these potential claims at this time.

        The Mirant Debtors continue to evaluate their executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected. Once the evaluation is complete with respect to each particular contract, the applicable Mirant Debtors file the appropriate motion with the Bankruptcy Court seeking approval to assume or reject the contract. The court then determines whether to grant or deny such motions. As of the date of this filing, the Mirant Debtors have identified the following material contracts to be rejected.

        PEPCO Back-to-Back Agreement:    On August 28, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject an out-of-market agreement (the "Back-to-Back Agreement") to purchase power from Potomac Electric Power Company ("PEPCO"). Under this agreement, Mirant is obligated to purchase power from PEPCO in the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM") marketplace at prices that are significantly higher than existing market prices for power. The Mirant Debtors forecast that it would cost the Mirant Debtors that are parties to the contract with PEPCO and their stakeholders in excess of $300 million through 2005 if the Back-to-Back Agreement were to remain in effect. These anticipated losses, as compared to what could be obtained if market rates were applied, are even greater over the entire life of the agreement, which continues until 2021. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by the Mirant Debtors seeking to reject the Back-to-Back Agreement and the proceedings in which the Bankruptcy Court had issued the preliminary injunction against the Federal Energy Regulatory Commission ("FERC").

        On December 23, 2003, the federal district court in Texas denied the Mirant Debtors' motion seeking to reject the Back-to-Back Agreement. The Mirant Debtors have appealed the District Court's ruling to the United States Court of Appeals for the Fifth Circuit. See "Item 3. Legal Proceedings" for additional information regarding the PEPCO Back-to-Back Agreement.

        Perryville Tolling Agreement:    On August 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the tolling agreement with Perryville, under which Mirant Americas Energy Marketing, LP ("Mirant Americas Energy Marketing") paid a fixed capacity payment and supplied the natural gas needed to fuel the Perryville generation facility in exchange for the right to own and market the facility's output. The rejection was approved by the Bankruptcy Court on September 15, 2003. Perryville filed claims in excess of $1 billion against the Mirant Debtors as a result of the rejection. Mirant Americas Energy Marketing has filed an objection to the Perryville claims and the Mirant Debtors are investigating the nature, scope and defenses to such claims. At the time of the rejection, Mirant Americas, Inc. ("Mirant Americas") held a subordinated note receivable from Perryville in the face amount of $100 million. Under the terms of the subordinated loan, Perryville will likely assert that its obligations to make payments to Mirant Americas are suspended until it has recovered the damages resulting from the rejection of the tolling agreement. In addition, under the subordinated note, Perryville will likely assert a right to set off obligations under the subordinated note against amounts payable by Mirant Americas based on a guaranty of the tolling agreement executed in August 2002. As a result the Mirant Debtors did not expect to receive any future repayments on this note, and the entire balance of the note of $99 million was written off and recorded in reorganization items in the third quarter of 2003. Mirant also recorded a net gain of approximately $6 million in the third quarter of 2003 to remove the capital lease debt obligations and related assets from its consolidated balance sheet. On January 28, 2004, Perryville and its parent company Perryville Energy Holdings, LLC filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code.

        TPA Settlement:    On October 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court for approval of a settlement between Mirant and PEPCO regarding two out-of-market transition power agreements (the "TPAs") under which Mirant sells power to PEPCO. Under that settlement, the per MWh prices for power delivered under the TPAs were increased by $6.40 and the TPAs were assumed. In addition, the settlement agreement grants PEPCO an allowed pre-petition general unsecured claim related to the amendment of these agreements in the amount of $105 million. On November 19, 2003, the Bankruptcy Court approved the settlement and the assumption of the amended TPAs. We recorded a liability subject to compromise for this claim on our consolidated balance sheets as of December 31, 2003. See Note 3 to our consolidated financial statements contained elsewhere in this report for additional information.

Other Matters

        On November 19, 2003, the Bankruptcy Court issued an order to make effective a November 5, 2003 amendment to our Global Risk Management Policy (the "Risk Management Policy"). Under this order, the Mirant Debtors are required to conduct their commercial activities in compliance with the terms and provisions of the Risk Management Policy, which defines approved markets, energy and other commodities for the trading and marketing activities of our North America segment. It also establishes risk and authorization limits for our personnel involved in these commercial activities.

        The Risk Management Policy establishes definitions of permitted asset hedging and optimization transactions and establishes the Company's risk limits for these activities. Asset management activities are designed to reduce the financial risks associated with our physical assets, while optimization activities place additional capital at risk in an attempt to generate a return. For accounting purposes contracts related to these activities are generally reflected in our financial statements at fair value and are subject to volatility as commodity prices change. See "Critical Accounting Policies and Estimates" for more information on how we record these activities in our financial statements. Optimization activities are designed to leverage the Company's proprietary knowledge in markets where it maintains a physical presence in order to earn incremental gross margin. The Risk Management Policy establishes a $7.5 million Value at Risk ("VaR") limit for optimization activities. Mirant has not established a specific VaR limit for asset management activities, as they are risk reducing in nature. As a result of the VaR limit and other position limits established by the Risk Management Policy for optimization trading activities, our trading optimization portfolio is expected to have lower earnings risk in the future and our potential to generate earnings and cash flow associated with these activities will be lower as well.

        On the Petition Date, the Bankruptcy Court granted the Mirant Debtors interim permission to implement a Counterparty Assurance Program. On August 27, 2003, the Bankruptcy Court issued a final order authorizing the Company's Counterparty Assurance Program. Mirant Americas Energy Marketing conducts a substantial portion of its business through the use of derivative contracts that may fall within the "safe-harbor" provisions set forth in Bankruptcy Code Sections 556 and 560 as well as in other sections of the Bankruptcy Code. The safe harbor provisions permit non-debtor parties to, among other things, exercise certain contractual termination rights and remedies notwithstanding the commencement of a Chapter 11 case. Although case law surrounding the scope of the Bankruptcy Code's safe harbor provisions remains unsettled, if a contract qualifies for safe harbor protection, a non-debtor party may be permitted to terminate or liquidate the contract upon a commencement of a bankruptcy proceeding. In addition, in certain circumstances, commencement of a bankruptcy proceeding may cause automatic termination or liquidation of the contract in accordance with the contractual terms. The Bankruptcy Court orders authorized immediate relief allowing Mirant Americas Energy Marketing to honor any and all obligations under existing and future trading and marketing contracts (i.e., safe harbor contracts). This relief allows Mirant Americas Energy Marketing to perform all obligations arising from pre-petition trading contracts and further affirms its ability to enter into post-petition trading activities, including new trading agreements with counterparties. In addition, the orders grant counterparties included in the program an administrative expense priority with respect to Mirant Americas Energy Marketing's obligations under its pre and post-petition trading contracts, as well as the right to terminate for certain contractual defaults other than Mirant Americas Energy Marketing's petition for Chapter 11 relief.

        Pursuant to the general terms of Mirant Americas Energy Marketing's derivative trading contracts, upon early termination, settlement payments are determined by the non-defaulting counterparty using mark-to-market valuation methodologies. Given the inherent uncertainties in mark-to-market valuation, Mirant may not be able to realize the net current value of derivative trading contracts that are terminated early as a result of the Chapter 11 filings, or other events of default, due to a potential increase in mark-to-market liabilities and a potential decrease in mark-to-market assets upon settlement. A number of counterparties have exercised early termination rights which will likely result in a loss of value to Mirant. Mirant recognized a loss, which is reflected in reorganization items, of $53 million in 2003 as an estimate of losses incurred with respect to such safe harbor contracts. As of December 31, 2003, Mirant has not settled contracts related to approximately $30 million of the loss provision. However, the ultimate impact of these early terminations is not known at this time. In addition, although the terms of most of Mirant Americas Energy Marketing's derivative contracts do not relieve the non-defaulting party of the obligation to pay settlement amounts owing, some of Mirant Americas Energy Marketing's counterparties owing settlement payments may refuse to make such payments absent litigation, further reducing the value of Mirant Americas Energy Marketing's unsettled terminated trading positions.

        On July 24, 2003, the Bankruptcy Court approved an interim procedure requiring certain direct and indirect holders of claims, preferred securities and common stock to provide at least ten days advance notice of their intent to buy or sell claims against the Mirant Debtors or shares in Mirant Corporation. The Bankruptcy Court entered a final order on September 17, 2003 and such order establishes notice procedures applicable only to those transactions with a person or entity owning (or, because of the transaction, resulting in ownership of) an aggregate amount of claims equal to or in excess of $250 million or such higher amount determined under the order and, with respect to shares, only those persons or entities owning (or, because of the transaction, resulting in ownership of) 4.75% or more of any class of outstanding shares. In addition, each entity or person that owns at least $250 million, or such higher amount determined under the order, of certain claims or preferred securities must provide Mirant and the Creditor Committees with notice of ownership information. The Court's orders also provide for expedited procedures to impose sanctions for a violation of its orders, including monetary damages and, in some cases, the voidance of any such transactions that violate the order. Upon election, a special regime allowing virtually unlimited trading of claims without having to provide notice thereof may be available to certain claimholders, although such electing claimholders may be required to sell a portion of their claims before a specific date. The emergency and final relief was sought to prevent potential trades of claims of stock that could negatively impact the availability of the Mirant Debtors' U.S. net operating loss carryforwards and other tax attributes. The U.S. federal net operating loss carryforward is approximately $2.2 billion at December 31, 2003. Even with the relief that has been granted, Mirant cannot guarantee that it will be able to benefit from all, or any portion, of its U.S. federal net operating loss carryforwards and other tax attributes. Similarly, there are approximately $3.6 billion of state net operating loss carryforwards. See "Critical Accounting Policies and Estimates" for further information.

        On September 30, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court requesting that it determine certain property tax liabilities relating to Mirant's generating facilities in the state of New York. On December 10, 2003, the Bankruptcy Court ruled that it would retain jurisdiction with the New York state courts to determine such liabilities. The ruling further indicated that for any tax proceeding in the state of New York for which a trial had not commenced and continued by August 1, 2004, the Bankruptcy Court would stay the relevant state court proceedings and determine the tax liability itself. See "Item 3. Legal Proceedings" for additional information regarding New York Taxes.

        At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors or if and when some or all of the Mirant Debtors may emerge from Chapter 11. The prospects for future results depend on the timely and successful development, confirmation and implementation of a plan of reorganization. There can be no assurance that a successful plan or plans of reorganization will be proposed by the Mirant Debtors, supported by the Mirant Debtors' creditors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The rights and claims of various creditors and security holders will be determined by the applicable plans as well. Under the priority scheme established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before equity security holders are entitled to any distributions. The ultimate recovery to creditors and equity security holders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies, and it is possible that the equity interests in Mirant and the other Mirant Debtors, or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Whether or not a plan or plans of reorganization are approved, it is possible that the assets of any one or more of the Mirant Debtors may be liquidated.

Competitive Environment

        Historically, the power generation industry was characterized by electric utility monopolies selling to a franchised customer base. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives were adopted, primarily to increase wholesale and retail competition and reduce costs. Recently, state and federal deregulation efforts have stalled, primarily in response to the California energy crisis and the financial troubles of many energy merchants. As a result, a hybrid market system has developed where non-franchised power producers must compete with franchised electric utilities, and regulatory power rests more at the local and state level than with federal authorities. The markets in which Mirant participates have become significantly less liquid with the failure of Enron Corporation and the ensuing reduction in trading and marketing activities at other organizations. The number of counterparties and the level of transactions in the power and related markets have decreased significantly.

        The significant increase in generation capacity that followed initial deregulation efforts has resulted in overcapacity in most North American markets and has increased competition and reduced prices dramatically. The Company does not expect the significant oversupply situation to change until 2007 to 2011 for most major markets. With this increased level of competition, merchant energy providers are less likely to achieve premium pricing, and most merchant energy providers are bidding to sell power at or near short run marginal costs.

        In most cases, existing markets lack sufficient mechanisms to compensate generators for installed capacity, making it more difficult to cover fixed costs. Specifically, most of the current market structures include energy price caps that come into effect when markets are tight and prices are increasing during high demand periods. However, these markets do not include a floor mechanism in the form of a capacity payment to compensate merchant generators during periods of overcapacity. Therefore, the total returns may not fairly compensate merchant generators over the long run.

        The hybrid market environment discussed earlier also contributes to the current difficult market environment. The disparate commitments to deregulation and different competitive structures within common markets coupled with the excess capacity in most markets have led to heavy price competition between generators, contributing to much of the financial problems in the merchant sector.

        At the same time that power prices have experienced downward pressure, gas and power markets have converged. Gas demand is expected to grow from 23 trillion cubic feet per year in 2000 to 35 trillion cubic feet per year by 2025 (EIA: Energy Outlook 2003). The majority of this growth is being driven by electric generation. The competitive electric generation market favors low-cost and more efficient generation technologies such as natural gas-fired combustion turbines or combined-cycle plants to serve growing electricity demand and to replace older, less-efficient units. Additionally, natural gas continues to be the most cost-effective fuel source to meet increasingly stringent clean air requirements. Currently, 16% of the U.S. power generation is fueled by natural gas. The convergence in natural gas and power commodity markets has enabled operators of newer, advanced technology gas-fired units to dispatch ahead of older simple-cycle natural gas and oil fueled units. However, during times of overcapacity and low spark spreads, the advanced technology gas-fired units that are dispatched ahead of older simple-cycle natural gas and oil fueled units do not run enough to provide an attractive return on investment.

        Further complicating the competitive nature of the merchant energy sector are technological advances in power generation, the increased role of full service providers, increased efficiency of energy markets and renewed competition from franchised utilities. It is often difficult for the Company to assess its position versus that of existing power providers and new entrants, because each company may employ widely differing strategies in their fuel supply and power sales contracts with regard to pricing, terms and conditions. Additionally, many states are considering or implementing different types of regulatory initiatives that are aimed at either increasing or decreasing competition in the power industry. Increased competition that has resulted from some of these initiatives has already contributed to a reduction in spark spreads and put pressure on electric utilities to reduce their costs, including the cost of purchased electricity. One recent trend has been the re-emergence of regulated utilities in the generation business. Increasingly, utilities are looking to build, buy or subsidize new generation. The reasons for this vary but include the ability to purchase assets at depressed prices, an interest in extending the overcapacity situation by building or subsidizing new power plants even amidst the glut currently in the market and the credit worthiness of merchant generators. This overcapacity strategy may perpetuate low spark spreads.

        While low spark spreads and reduced volatility have clearly impacted the operating results of Mirant's generating plants, the Company's risk management business has also been adversely affected. In the current environment, utilities, municipals and industrial customers are less concerned with near term increases in energy prices and thus have a reduced need for sophisticated risk management products and services. Mirant's situation is exacerbated by its current credit and financial situation that often discourages counterparties from transacting with the Company for these services. The result has been a dramatic reduction in that portion of our business. In addition, less liquid market prices and the cost of posting collateral hinders Mirant's ability to hedge generation assets for long-term periods.

Proposed Business Plan

        In connection with our Chapter 11 proceeding, Mirant has prepared a proposed business plan (the "Plan") that was presented to the Company's Bankruptcy Court appointed Creditor and Equity Committees on March 1, 2004. Certain highlights of the Plan are provided below. The projections underlying the Plan were not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding financial forecasts, and were not audited, reviewed, or compiled by our independent public accountants. It should also be noted that the following highlights are forward looking and based on certain forecasts, market assumptions and many other factors and, as such, are inherently inaccurate and should not be relied upon. Further, our proposed business plan and the assumptions utilized therein were determined prior to the finalization of our consolidated financial statements for 2003. Consequently, our proposed plan does not reflect the effects of the impairment of long-lived assets, the reduction in TPA revenue and the effects of higher gas prices in January and February of 2004 than those assumed in the plan as discussed below. A change in these assumptions or factors could significantly affect the projections contained in the Plan. Additionally, you should carefully read the "Cautionary Statement Regarding Forward-Looking Information" section of this Form 10-K for a list of some of the items that could affect our business and actual financial results.

        The Plan projects the Company's consolidated average gross margin to be $1.9 billion per year in 2004 and 2005, remaining on average at $1.9 billion per year in 2006 and 2007, and growing to $2.2 billion per year in 2008 through 2010. Reflecting the increase in gross margin, the Plan projects average operating income to increase from just under $560 million per year in 2004 and 2005 to $580 million per year in 2006 and 2007, and to $800 million per year in 2008 through 2010. The gross margin and operating income per year averages for 2004 and 2005 reflect $421 million of non-cash revenues in 2004 and $17 million in 2005 which related to the provision release associated with the TPAs in place with PEPCO which expire by early 2005.

        For North America, the Plan assumes that the major markets in which Mirant has operations will reach equilibrium in the 2007 - 2011 timeframe. This market assumption is a primary driver of the growth in gross margins as well as the growth in operating income. Both measures should also benefit from Mirant's cost cutting and efficiency initiatives currently underway. Including the non-cash revenues associated with the TPAs, the Plan estimates average gross margin per year in 2004 and 2005 in North America to be $1.1 billion. The Plan estimates that average gross margins per year in North America will fall in 2006 after the roll-off of the TPAs, but recover to average approximately $990 million annually in 2006 and 2007, and grow to $1.3 billion per year on average in 2008 through 2010. The Plan projects average adjusted operating income per year for North America of $190 million per year in 2004 and 2005, dropping to $130 million per year in 2006 and 2007, and growing to over $310 million per year for 2008 through 2010.

        The Plan also provides for some moderate growth in its International business. The Plan projects the average gross margin for the International business to grow from $780 million per year in 2004 and 2005 to roughly $865 million per year in 2006 and 2007, and to $930 million per year in 2008 through 2010. International average adjusted operating income is estimated to be $370 million per year in 2004 and 2005, $460 million per year in 2006 and 2007 and then $490 million per year in the 2008 to 2010 timeframe.

        As part of the Plan, the Company also provided some expectations concerning cash and cash flow. The Plan projects 2004 year-ending cash and cash equivalents to be roughly $1.2 billion. During 2004 and 2005, the Plan projects a net decrease in cash and cash equivalents of roughly $330 million on average per year. The primary drivers of this decrease in cash and cash equivalents for 2004 and 2005 are average annual expected capital expenditures of $230 million, average annual cash requirements for the TPAs and PPAs of $180 million, average annual net cash collateral needs of $200 million (primarily used to support the Company's fuel procurement and hedging activities), average annual bankruptcy-related professional fees of $80 million, and the investments associated with the remaining puts by the minority shareholders on the Company's Pagbilao and Sual plants in the Philippines of $72 million.

        The Plan does not take into account the positive effect on operating income expected to occur beginning in 2004 as a result of the significant impairments of long-lived assets recorded in the audited financial statements for the year ended December 31, 2003. The expected improvements would result from less depreciation and amortization in future financial periods. Further, as a result of the amendment of the TPAs, Mirant reduced its liability for the TPAs in an amount equal to the allowed pre-petition claim, which will result in a reduction in future TPA amortization recognized as revenues. Additionally, current market prices and projections of power and fuel are above those forecasted in the

Plan. Therefore, actual financial results could vary significantly from the Plan. This increase in commodity prices, taken together with the Plan's assumptions and the Company's current hedge position could produce financial results for 2004 and 2005 that differ significantly from those forecasted in the Plan.

        In preparing the Plan, the Company has made many assumptions. These assumptions, along with other various factors such as those discussed in the "Cautionary Statement Regarding Forward-Looking Information" section, if changed, could significantly affect the results of operations against the Plan. Some of the major assumptions include: certain outcomes related to the litigation discussed in "Item 3. Legal Proceedings," including the PPAs associated with the Mid-Atlantic assets, the property tax dispute relating to our Mirant New York assets, and the Western Power Market litigation; regulatory rate increases in line with current expectations; and temporary or permanent shutdowns or sales of various generation plants, as well as reductions in staffing levels.

        To date, the Company has made no assumptions regarding the capital structure for its debtor entities. The numbers provided in the Plan do not reflect any debt or interest payments by the debtor entities or payment of any pre-petition liabilities. The capital structure will be addressed as the company moves forward with its Bankruptcy court appointed Statutory committees to develop its plan of reorganization.

        The Company expressly disclaims any duty to update any of the projections or other information discussed herein.

Change in Senior Management

        On April 15, 2004, the Company announced that it had named M. Michele Burns as the Company's executive vice president and chief financial officer. Ms. Burns' appointment is effective May 3, 2004.

Business Segments

        For selected financial information about our business segments and information about geographic areas, see Note 23 to our consolidated financial statements contained elsewhere in this report. See "Item 2. Properties" for a complete asset list.

North America

Overview

        The activities of our North America segment consist of the ownership and operation of electricity generation assets managed as a combined business with our energy trading and marketing activities, principally conducted through Mirant Americas Energy Marketing. In the U.S., as of December 31, 2003, we owned or leased over 14,000 MW of generation capacity in the major markets we have strategically targeted. Our total generation capacity included approximately 28% base load units, 46% intermediate units and 26% peaking units.

        Our commercial operations consist of commodity trading and marketing activities and involve a variety of energy and energy-linked commodities, products, trading platforms and markets. Our commodity trading and marketing operations trade energy and energy-linked commodities, consisting primarily of electricity, gas, coal and oil. Historically, we earned a significant portion of our gross margin through an integrated risk management platform which dispatched our North America merchant generation assets, purchased fuels and sold the electricity generated to consumers either in the wholesale market or through long-term contracts. We also entered into energy contracts to achieve incremental returns where we have specific market expertise or physical asset positions ("optimization trading"). Our generation capacity and commodity trading operations have been managed as a combined business.

        Throughout 2003, we took steps to reduce the scale, scope and risk of our energy trading and marketing activities. This reduction to our energy trading and marketing business allowed us to focus on hedging our North America merchant generation assets by managing the price risks around our physical asset positions ("asset management") and optimization trading in markets where we have physical asset positions. See "Critical Accounting Policies and Estimates" for information on how asset management and optimization trading activities are reflected on our financial statements.

        In support of this modification to our energy trading and marketing operations, we adopted an amended Risk Management Policy, which was made effective by order of the Bankruptcy Court on November 19, 2003. The revised policy outlines specific measures for managing risk associated with our asset management and optimization trading activities as approved by the Company and the Statutory Committees.

        The amended Risk Management Policy also formalized the creation of a portfolio containing certain existing contracts that have been deemed to be non-strategic to the Company ("legacy portfolio"). These generally include transactions that we entered into historically that are no longer consistent with our asset management or optimization trading strategies under the amended Risk Management Policy and have been segregated so that they can be separately managed. We utilize a number of strategies to manage the risks included in the legacy portfolio, including exiting or unwinding positions where practical.

        In 2003, we sold our Canadian natural gas aggregator services contracts, a significant portion of our natural gas transportation contracts and a portion of our natural gas storage contracts. Additionally, we have decided to exit the remaining trading business in Canada by June 2004.

Business Plan Review

        As part of our comprehensive business planning effort we are conducting a review of each generating unit, forecasts for regional markets, sensitivity analyses on market forecasts and potential regulatory changes. The outcome of this business planning effort may result in the temporary or permanent shutdown or sale of certain generation plants, as well as reductions in our staffing levels. Currently, the assessment of our North America segment incorporates the following assumptions:

  •
  A combination of economic and regulatory pressures is expected to keep spark spreads depressed resulting in lower revenues than industry participants previously forecasted;

  •
  Future electricity prices may not consider the capital expenditures for required environmental upgrades; and

  •
  Standard Market Design ("SMD") has not developed as quickly or along the regulatory path anticipated by competitive market participants.

  •
  Overall, we expect the current market situation, which is difficult for merchant generators, to continue for the foreseeable future.

Operational Performance Initiative

        In addition to the business planning process, we have engaged a nationally recognized management consulting firm to assist with an Operational Performance Initiative ("Project OPI") which we believe may increase generating efficiency and reduce costs at certain generating units. Further, we believe we will be able to achieve synergies across our fleet of generating assets through standardizing practices and leveraging our critical mass. Project OPI is targeting six areas including:

  •
  Capital management;

  •
  Fuel procurement, scheduling and consumption;

  •
  Non-fuel purchasing and supply management;

  •
  Unit commitment and dispatch strategies;

  •
  Outage planning, management and execution; and

  •
  Environmental strategy.

        We expect Project OPI to be completed by the fourth quarter of 2004. We currently estimate that the cash savings, which include increased gross margin and reduced operating expenses and capital expenditures, as a result of Project OPI to be in the range of $90 million to $150 million annually. We may be unable to achieve these estimated cash savings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

International

        Through various subsidiaries, we own or control under operating agreements various generation, transmission and distribution operations in the Philippines and the Caribbean. A complete list of our international properties is contained in "Item 2. Properties."

Asia-Pacific

Philippines

        We have controlling interests in four plants in the Philippines. Our net ownership interest in the generating capacity of our Philippines plants was approximately 2,273 MW as of December 31, 2003. We sell electricity from most of our plants through long-term energy conversion agreements with the government-owned National Power Corporation ("NPC") for the majority of our available capacity. Under the energy conversion agreements, we accept fuel from NPC and convert that fuel to electricity. In addition to our energy conversion agreements, we have joint marketing agreements with NPC for the 218 MW and 35 MW of excess capacity from our Sual and Pagbilao plants, respectively. Currently, electricity from the excess Sual capacity is provided to select markets such as economic zones, industries and private electric distribution companies and cooperatives.

        Under the energy conversion agreements, we receive both fixed capacity fees and variable energy fees. The energy conversion agreements are executed under the government's build-operate-transfer program. At the end of the term of each energy conversion agreement, the plant is required to be transferred to NPC, free from any lien or payment of compensation. The agreements end in October 2024 for Sual and August 2025 for Pagbilao. NPC acts as both the fuel supplier and the energy off-taker under the energy conversion agreements. NPC procures all of the fuel necessary for each plant, at no cost to Mirant's subsidiaries and has accepted substantially all fuel risks and fuel related obligations other than each plant's actual fuel burning efficiency. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to the dispatch level of the plant. Nearly all of the capacity fees are denominated in U.S. dollars. The energy fees have both U.S. dollar and Philippine Peso components that are both indexed to inflation.

        The energy conversion agreements contain a provision under which NPC bears most of the financial risks for both political force majeure and change of law. The majority of NPC's obligations under the energy conversion agreements are guaranteed by the full faith and credit of the Philippine government.

        The majority of the projects in the Philippines have been granted preferred or pioneer status that, among other things, have qualified them for income tax holiday ("ITH") incentives of three to six years. The ITH incentive for the Pagbilao plant expired in June 2002 and for the Sual plant expires in October 2005.

Deregulation and Privatization

        In June 2001, the Philippine Congress approved and passed into law the Electric Power Industry Reform Act ("EPIRA"), providing the mandate and the framework to introduce competition in the Philippine electricity market. EPIRA provides that competition in the retail supply of electricity and open access to the transmission and distribution systems would occur within three years from its effective date. Prior to June 2002, concerned government agencies were to establish a wholesale electricity spot market, ensure the unbundling of transmission and distribution wheeling rates and remove existing cross-subsidies provided by industrial and commercial users to residential customers. As of March 2004, most of these changes have started but are considerably behind the schedule set by the Department of Energy.

        EPIRA also provides for the privatization of the assets of NPC, including its generation and transmission assets, as well as its contracts with Independent Power Producers ("IPP"). Under EPIRA, NPC's generation assets are to be sold through transparent, competitive public bidding, while all transmission assets are to be transferred to the Transmission Company ("TRANSCO")—initially a government-owned entity that will eventually be privatized. The privatization of these assets has been delayed.

        EPIRA also created the Power Sector Assets and Liabilities Management Corporation ("PSALM"), which is to accept transfer of all assets and assume all outstanding obligations of NPC, including its obligations to IPPs. One of PSALM's responsibilities is to manage these IPP contracts after NPC's privatization. PSALM also is responsible for privatizing at least 70% of all the transferred generating assets and IPP contracts no later than three years from the effective date of the law. As of March 2004, the work related to the planned privatization has commenced, but is considerably behind the schedule set by the Department of Energy.

        Consistent with the announced policy of the government, EPIRA contemplates continued payments of NPC's obligations under its energy conversion agreements. The energy conversion agreements of Mirant Asia-Pacific Ventures, Inc.'s subsidiaries ("Mirant Asia-Pacific") are not assignable without consent. Mirant Philippines is in continuing discussions with NPC and PSALM on a proposal to add PSALM as an additional obligor under our existing IPP contracts.

        Additionally, the Republic of the Philippines issued performance undertakings (the "Undertakings") to guarantee the performance of NPC's obligations under our energy conversion agreements. EPIRA does not by its terms repeal the Undertakings but the ultimate effect of the privatization efforts on our operations, our contracts or the Undertakings cannot now be absolutely determined.

        The deregulation of the Philippine electricity industry and the privatization of NPC have been long anticipated, and EPIRA is not expected to have a material impact on the existing assets and operations of Mirant Asia-Pacific.

        As required under EPIRA once certain conditions and factors have been addressed, we may complete an initial public offering of a small portion of our Philippines operations. The delayed deregulation of the Philippine energy market and the privatization of the NPC are two fundamental events that will determine the viability of an initial public offering. Elections in the Philippines are scheduled for May 2004.

Philippines IPP Review

        Pursuant to EPIRA, a governmental inter-agency committee reviewed all IPP contracts and reported that some contracts had legal or financial issues requiring further review or action. These included several of Mirant's contracts. Subsequently, Mirant Philippines, PSALM, the Department of Energy and the Department of Justice entered into a letter of agreement establishing a general framework ("Framework Agreement") for resolving all outstanding issues raised by the committee about Mirant's IPP contracts.

        In March 2003, the conditions precedent for the Sual and Pagbilao components of the Framework Agreement were satisfied and the implementing agreements relating to both became effective. Navotas I is no longer subject to the Framework Agreement as the "cooperation period" has ended. The period for meeting the conditions precedent for Navotas II was extended to September 12, 2004 for the termination of the Navotas II Build Operate and Transfer ("BOT") Project Agreement and for Mirant to acquire rights to the Navotas II plant. As a result of the Framework Agreement the original contracts for Sual and Pagbilao remain intact and are reaffirmed with no resultant material financial impact.

Caribbean

Grand Bahama Power Company ("Grand Bahama Power")

        We own a 55.4% interest in Grand Bahama Power, an integrated electric utility company that generates, transmits, distributes and sells electricity on Grand Bahama Island. Grand Bahama Power has the exclusive right and obligation to supply electric power to the residential, commercial and industrial customers on Grand Bahama Island. Grand Bahama Power's rates are approved by the Grand Bahama Port Authority.

The Power Generation Company of Trinidad and Tobago ("PowerGen")

        We own a 39% interest in PowerGen, a power generation company that owns and operates three plants located on the island of Trinidad. The electricity produced by PowerGen is provided to the Trinidad and Tobago Electricity Commission, the state-owned transmission and distribution monopoly, which serves approximately 347,000 customers on the islands of Trinidad and Tobago and which holds a 51% interest in PowerGen. PowerGen has a power purchase agreement for approximately 820 MW of capacity and spinning reserve with the Trinidad and Tobago Electricity Commission, which expires in 2009 and is unconditionally guaranteed by the government of Trinidad and Tobago. Under this contract, the fuel is provided by the Trinidad and Tobago Electricity Commission.

Jamaica Public Service Company Limited ("JPSCo")

        We own an 80% interest in JPSCo, a fully integrated electric utility company that generates, transmits, distributes and sells electricity on the island of Jamaica. JPSCo operates under a 20-year All-Island Electric License ("License") that expires in 2021 and which provides JPSCo with the exclusive right to sell power in Jamaica. JPSCo has a generation capacity of 600 MW, and it purchases an additional 146 MW from three IPPs under long-term purchase agreements. JPSCo supplies electric power to approximately 526,000 residential, commercial and industrial customers in Jamaica. At present, the Company is regulated by the Office of Utilities and Regulation under a rate of return model with interim adjustments indexed to inflation and foreign exchange movements. Pursuant to the License, JPSCo filed a rate case on March 1, 2004 based on a price cap model to set rates for the five years beginning June 2004 with interim adjustments indexed to inflation and foreign exchange movements.

Curacao Utilities Company ("CUC")

        We own a 25.5% interest in CUC at the Isla Refinery in Curacao, Netherlands Antilles. The 151 MW facility provides electricity, steam, desalinated water and compressed air to the refinery, and up to 50 MW of electricity to the Curacao national grid. We operate and manage the facility through our wholly-owned subsidiary, Curacao Utility Operating Company.

Aqualectra

        We own the $40 million convertible preferred equity in Aqualectra, an integrated water and electric company in Curacao, Netherlands Antilles, owned and operated by the government. Aqualectra has electric generating capacity of 235 MW and drinking water production capability of 69,000 cubic meters per day. Aqualectra serves approximately 60,000 electricity customers and 62,000 water customers. We receive 16.75% preferred dividends on our $40 million investment on a quarterly basis. Aqualectra has a call option and Mirant has a put option related to this investment. The options are exercisable on the earlier of privatization or December 19, 2004 and can be exercised at any time during the following three years from the beginning of this period. Aqualectra has the option (but not the obligation) to purchase from Mirant all, but not less than all, of the shares of preferred stock then held by Mirant on the terms as set forth in the agreement. Mirant has the option (but not the obligation) to require Aqualectra to purchase all, but not less than all, of the shares of preferred stock then held by Mirant on the terms as set forth in the agreement. Mirant also has an option to convert its convertible preferred equity interest in Aqualectra to common shares during the same three-year period beginning upon the date the options become exercisable.

Regulatory Environment

International Regulation

        Our international operations are subject to regulation by various foreign governments and regulatory authorities. The laws and regulations that apply to each of our international projects are more fully discussed under the description of the particular project listed above.

U.S. Public Utility Regulation

        The U.S. electric industry is subject to comprehensive regulation at the federal and state levels. Under the Federal Power Act, the FERC has the exclusive jurisdiction over sales of electricity at wholesale and the transmission of electricity in interstate commerce. Except for those subsidiaries that own generation or sell electricity wholly within the Electric Reliability Council of Texas ("ERCOT"), Mirant's subsidiaries that own generating facilities or sell electricity at wholesale in the U.S. are public utilities subject to the FERC's jurisdiction under the Federal Power Act and must file rates with the FERC applicable to their wholesale sales. Our subsidiaries that are public utilities under the Federal Power Act are also subject to regulation by the FERC relating to accounting and reporting requirements, as well as oversight of mergers and acquisitions, securities issuances and dispositions of facilities. The FERC has accepted filing tariffs for the sale of energy and capacity at wholesale based on market-based rates for each of those Mirant subsidiaries. Some Mirant subsidiaries also have received authority from the FERC under the Federal Power Act to sell ancillary services at market-based rates. The majority of the output of our generation facilities in the U.S. is sold at market prices under market-rate authority granted by the FERC. Certain of our facilities, however, are subject to reliability-must-run ("RMR") agreements that under some circumstances dictate the price at which electricity is sold from such facilities.

        In granting authority to Mirant's subsidiaries to sell electricity at wholesale at market-based rates, the FERC has reserved the right to revoke or limit that market-based rate authority if the FERC subsequently determines that a Mirant subsidiary receiving such authority or any of its affiliates possesses excessive market power. On November 17, 2003, FERC issued orders conditioning such market based rate authority, as well as blanket certificate authorization for sales of natural gas, on the seller's adherence to certain market behavior rules and codes of conduct, respectively. Any violation of these rules or codes could result in disgorgement of profits or revocation of market-based rate authority or blanket certificate authority. If the FERC were to revoke the market-based rate authority of Mirant's subsidiaries, those subsidiaries would have to file, and obtain the FERC's approval of, cost-based rate schedules for all or some of their sales of electricity at wholesale. If the FERC were to revoke the blanket certificate authority of Mirant's subsidiaries, they would no longer be able to make certain sales of natural gas.

        State or local authorities have historically overseen and regulated the distribution and sale of retail electricity to the ultimate end user. They have also had regulatory authority with respect to siting, permitting and the construction of generating and transmission facilities. As a result, our existing generation may be subject to a variety of state and local regulations regarding maintenance and expansion of our facilities and financing capital additions depending upon whether the law of the state in which such generation is located provides for state public service commission regulation of such activities by entities that produce electricity for sale at wholesale. Outside of ERCOT, the terms and conditions of wholesale power sales by Mirant's subsidiaries owning generation or selling power at wholesale are subject exclusively to FERC regulation under the Federal Power Act and to tariff requirements of such entities as regional transmission groups and independent system operators as authorized by the FERC under the Federal Power Act. Where individual states have allowed for retail access, state and local authorities will normally establish the bidding rules for default service to customers who choose to remain with their regulated utility suppliers.

        We are not subject to the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), unless we acquire the securities of a public utility company or public utility assets that are not exempt as an exempt wholesale generator, foreign utility company or qualifying facility. Currently, all of Mirant's subsidiaries owning generation in the U.S. are exempt wholesale generators under the PUHCA and all of our subsidiaries owning generation outside the U.S. are either foreign utility companies or exempt wholesale generators.

        Beginning in 1996 and continuing over the last several years, the FERC has issued transmission decisions that require electric transmission services to be offered on an open-access basis unbundled from commodity sales. In December 1999, the FERC issued Order No. 2000, which provided for the development of Regional Transmission Organizations ("RTO") to control the transmission facilities within a certain region. Compliance by transmission-owning utilities has been inconsistent and in certain regions of the country the order has been met with significant political resistance on the part of state public utility commissions and state governments. In addition, in July 2002 the FERC initiated its SMD and Interconnection rule-making proceedings. The FERC's intention under the SMD proceedings was to eliminate discrimination in transmission service, to standardize electricity market design nationally, and to strongly encourage the creation of RTOs. Significant opposition to SMD emerged in 2002 and early 2003, resulting in a revised FERC SMD policy which calls for smaller steps toward improving wholesale power markets on a region by region basis. We cannot predict at this time whether the SMD will be adopted as proposed or what changes will be implemented prior to adoption.

        While RTO participation by transmission-owning public utilities has been and is expected to continue to be voluntary, the majority of such public utilities outside the South and Pacific North West have either joined or indicated that they will join the proposed RTO for their respective region. Currently there are two approved RTOs, Midwest Independent System Operator, Inc. ("MISO") and the PJM. Two new RTOs have been approved by the FERC this year subject to certain conditions and may begin operations as RTOs upon satisfaction of those conditions. The new RTOs, which report to the FERC, are the New England RTO ("NE RTO") which received conditional approval on March 24, 2004, and the Southwest Power Pool ("SPP") which received conditional approval on February 9, 2004. There are approximately five other potential RTOs under development covering the majority of the U.S. In addition, large portions of the nation's transmission system are currently operated by an independent entity. In the following markets in which we own and operate generation facilities, the RTO and Independent System Operators ("ISOs") in our areas of operation establish valid pricing and provide markets and thus liquidity.

          Mid-Atlantic—The Company's Mid-Atlantic assets sell power into the PJM market. PJM was certified by the FERC as an ISO in 1997, and as an RTO in December 2002. It is the nation's first fully functioning RTO. PJM's stated objectives are to ensure reliability of the bulk power transmission system and to facilitate an open, competitive wholesale electricity market. To achieve these objectives, PJM manages the PJM Open Access Transmission Tariff (the first power pool open access tariff approved by the FERC), which provides comparable pricing and access to the transmission system. PJM operates the PJM Interchange Energy Market, which is the region's spot market (power exchange) for wholesale electricity. PJM also provides ancillary services for its transmission customers and performs transmission planning for the region. To account for transmission congestion and losses, energy prices in PJM are determined through a locational-based marginal pricing model and dispatch is on a security constrained least cost basis. While PJM has expressed interest in expanding its geographical boundaries to the south and west, and has entered into negotiations with the MISO to establish a common and seamless market, recent MISO developments and state legislative or regulatory actions have caused this effort to slow.

          Northeast—The Company's New York plants participate in a market controlled by the New York Independent System Operator ("NYISO"). The NYISO was formed to replace the New York Power Pool ("NYPP") structure in order to comply with FERC Orders 888 and 889. Under the FERC-approved structure for the New York markets, the NYISO coordinates the generation and transmission system and the interfaces with neighboring market control areas. The NYISO also provides statewide transmission service in New York under a single tariff. To account for transmission congestion and losses, energy prices are determined through a locational-based marginal pricing model similar to the existing structure in the PJM market and the new structure in New England. NYISO also administers a spot market for energy and markets for installed capacity, operating reserves and regulation. In New York, the FERC approved an Automated Mitigation Procedure ("AMP"), administered by the NYISO in its day-ahead market, which caps energy bids based on cost characteristics in circumstances where the bidder is perceived to have market power. When energy bids fail the AMP test (the specific rules which are used to define market power in the day-ahead market) they are replaced by reference bids specific to that unit and this new set of bids is used to determine the day-ahead prices and schedules in that zone. We cannot provide assurance that AMP provisions will remain as written. In the event that a more restrictive AMP is imposed, our earnings could be adversely affected.

          Also in the Northeast, the Company's New England plants participate in a market administered by the Independent System Operator of New England ("ISO-NE"), under contract to New England Power Pool ("NEPOOL"). NEPOOL is the voluntary association of electric utilities and other market participants in Massachusetts, Connecticut, Maine, New Hampshire, Rhode Island and Vermont that has existed for more than 25 years. NEPOOL is the body that makes the rules that govern the ISO-NE's operation of transmission systems and administration and settlement of the wholesale electric energy, capacity and ancillary services markets for most of the New England region. In New England, price mitigation can be imposed in transmission constrained conditions if generators substantially modify their offer prices. ISO-NE implemented a new regional standard market design on March 1, 2003. The new market design replaced a single New England-wide wholesale market with eight interconnected regional markets, three in Massachusetts and five others covering each New England state. The new system is intended to let the combined energy and capacity market prices indicate where new power plants and transmission lines are most needed. On March 1, 2004, ISO-NE filed a proposed plan with the FERC to implement a locational installed capacity market by June 1, 2004. Numerous protests have been filed in opposition to the plan. We cannot predict how the FERC will rule on the filing or what modifications the FERC could potentially make to the filing. Such a market is intended to supplement the energy market in providing compensation to generation plants needed to meet reliability requirements and signal the need for additional resources when necessary. As with all Northeast markets, the ISO-NE has committees of market participants collaboratively working to improve market rules. We cannot predict which rules may be changed or what the impact on our earnings could be if market rules were modified and approved by both the ISO-NE board and FERC. ISO-NE and the NE Transmission Owners have recently filed at FERC an application to be designated as an RTO which would, among other things, shift authority for proposing rules for FERC approval from NEPOOL to the RTO. We cannot provide assurance if or when the FERC will act on this application.

          Mid-Continent—The Company's Mid-Continent plants are located in the Midwest and Southeast markets. The Company's Midwest plants participate in a market controlled by the MISO. MISO is the nation's first voluntary non-profit RTO and was approved by the FERC on December 20, 2001, but has not yet become fully functional. MISO has stated that it intends to operate energy markets similar to PJM and has set March 31, 2004 as the filing date for the Energy Market Tariff with opening of the markets scheduled for December 1, 2004. Market features include locational marginal pricing for energy and associated financial transmission rights for market participants to manage their locational energy risk. In addition, the market plan includes both a day-ahead, financial settlement of the energy market, as well as a real-time settlement of physical supply and demand. With the ultimate implementation of its market design, it appears the MISO also will have mitigation rules similar to those in place in New York but excluding an AMP type process. The MISO and PJM are in the process of developing a joint and common wholesale energy market with a multi-stage implementation process that would result in the MISO and PJM operating under a common wholesale market. The final market structure for the MISO remains unsettled. We cannot provide assurance as to whether or when MISO will realize its stated plan or what the impact on our earnings could be.

          In the Southeast there is only one active proposed RTO, GridFlorida. We currently sell electric energy and capacity from our facilities in this market under bilateral contracts that contain terms and conditions that are not standardized and that have been negotiated on an individual basis. Customers who participate in power transactions in this region include investor-owned, fully integrated utilities, municipalities and electric cooperatives.

          West—The Company's West region plants are located in the Western Interconnection and the ERCOT market in Texas. California accounts for roughly 40% of the energy consumption in the Western Interconnection. Approximately 75% of California's demand is served from facilities, including Mirant's facilities, under the administration of the California Independent System Operator ("CAISO"). The CAISO performs control area functions, schedules transmission assets for usage, arranges for necessary ancillary services on a day-ahead basis, and administers a real-time balancing energy market.

          The majority of our assets in California are subject to RMR agreements with the CAISO. These agreements require certain of Mirant's subsidiaries, under certain conditions, to run the acquired generation assets at the request of the CAISO in order to support the reliability of the California electric transmission system. Under the RMR agreements, Mirant recovers either a portion (RMR Contract Condition 1) or all (RMR Contract Condition 2) of the annual fixed revenue requirement (the "Annual Requirement") of the generation assets through fixed charges to the CAISO. If Mirant's California generation assets subject to RMR agreements are under Condition 1, then Mirant depends on revenues from sales of the output of the units at market prices to recover the remainder of the units' fixed costs. The Annual Requirement is subject to the FERC's review and approval. See Note 17 to our consolidated financial statements contained elsewhere in this report for discussion concerning the Company's RMR litigation regarding the Annual Requirement.

          Under the FERC approved CAISO "real-time" markets for energy and ancillary services, the CAISO imposes a $250/MWh cap on prices for energy and capacity, implements an AMP similar to that in place in the NYISO, and requires owners of non-hydroelectric generation in California, such as Mirant, to offer power in the CAISO's spot markets to the extent the output is not scheduled for delivery in the hour. For the remainder of Mirant's units located outside of California, but within the Western Interconnection, there is no single entity responsible for a centralized bid-based clearing market. The primary markets in the West today are bilateral and adhere to the reliability standards of the Western Electricity Coordinating Council ("WECC"). The WECC is the regional reliability organization responsible for development and enforcement of rules to ensure the security of the bulk power electric systems in the western U.S. The purpose of these rules is to ensure system stability and reliability. The WECC region is divided into four sub-regions: California, NWPA ("Northwest Power Area"), DSW ("Desert Southwest") and RMPA ("Rocky Mountain Power Area"). Although the Company is an active participant in all the developing western markets, we cannot predict when the final revisions and modifications will be complete, or when market designs will gain the necessary regional and national approvals. We therefore cannot predict if the outcomes will have a positive or negative impact on future earnings from our Western assets.

          The Company's Texas plants participate in a market controlled by the ERCOT, which manages a major portion of the state's electric power grid. ERCOT oversees the transactions associated with the newly restructured electric market and protects the overall reliability of the grid. ERCOT represents a bulk electric system located totally within the state of Texas. ERCOT is the only RTO that covers both the wholesale and retail market operations. ERCOT is regulated by the Public Utility Commission of Texas ("PUCT"). Market monitoring is conducted within ERCOT by the PUCT. Mitigation measures include a $1,000 price cap on bids for sale of energy and RMR type contracts for congested areas. To improve congestion on the local grid, the PUCT recently established a Rulemaking Proceeding on Wholesale Market Design Issues that will focus on adding a nodal congestion management mechanism, similar to PJM, and a day-ahead market. The Company believes this change to be a positive one for the wholesale market in ERCOT. The proceeding is expected to be completed and a revised market design in place by 2005. As with other evolving market structures we cannot provide assurance when the enhancements will be completed and implemented nor what the impact on our earnings will be in the ERCOT market.

Federal and State Legislation

        It appears that the proposed congressional legislation to modify federal laws affecting the electric industry will not move forward in the near term. Several key provisions in the energy bill could have provided clarity and added momentum to recent efforts to improve wholesale competitive markets, including establishment of mandatory national reliability standards, creation of standardized national and regional market designs, development of consistent market transparency rules, provisions for more incentives for transmission infrastructure investments, acceleration of cost recovery for pollution control equipment, and extension of compliance deadlines for ozone non-attainment areas. However, some of the provisions in the proposed energy bill could move ahead as stand alone items. As with other bills before the Congress, we cannot predict the outcome or the impact on our business.

        In certain states that deregulated the sale of electricity to retail customers, legislation or regulatory rulings had set terms and conditions for initial default service requirements. Default service in these states has been provided through either Standard Offer Service ("SOS") or through a provider of last resort. Predetermined retail rates for default service are now coming to an end. As a result, Maryland, New York, New Jersey, Massachusetts and the District of Columbia either have or will shortly review various competitive processes by which default service customers may be served in the future, including a competitive procedure that would reflect the bidding of service within the state for core customer blocks of aggregate load. Core retail customers are generally residential and small commercial users. In

New Jersey, the process is currently an open competitive procurement auction overseen by the state regulatory commission. In Maryland, individual utilities will bid blocks of load in accordance with a process approved by the state regulatory commission. New York, Massachusetts and the District of Columbia are evaluating various procurement options. Mirant sees new opportunities for the wholesale market to supply the load blocks that may be bid. The Company cannot predict the ultimate outcome of the procurement considerations that are now underway in these or other individual states.

Environmental Regulation

        Our projects, facilities and operations are subject to extensive federal, state, local and foreign laws and regulations relating to environmental protection and human health, including air quality, water quality, waste management and natural resources protection. Our compliance with these environmental laws and regulations necessitates significant capital and operating expenditures, including costs associated with monitoring, pollution control equipment and mitigation of other environmental impacts, emission fees, reporting and permitting at our various operating facilities. Our expenditures, while not prohibitive in the past, are anticipated to increase in the future along with the increase in stricter standards, greater regulation and more extensive permitting requirements. We cannot provide assurance that future compliance with these environmental requirements will not have a material adverse effect on our operations or financial condition.

        The environmental laws and regulations in the U.S. illustrate the comprehensive environmental requirements that govern our operations. Our most significant environmental requirements in the U.S. arise under the federal Clean Air Act and similar state laws. Under the Clean Air Act, we are required to comply with a broad range of requirements and restrictions concerning air emissions, operating practices and pollution control equipment. Several of our facilities are located in or near metropolitan areas, such as New York City, Boston, San Francisco and Washington D.C., which are classified by the United States Environmental Protection Agency ("EPA") as not achieving federal ambient air quality standards. This regulatory classification of these areas subjects our operations to more stringent air regulation requirements, potentially including in some cases emission reductions. Also, in areas classified as severe non-attainment under the Clean Air Act, the state is required by the Clean Air Act to impose an additional air emissions fee for emissions above a baseline to be established by the state, if progress in meeting the ambient air quality standard is not achieved in a certain timeframe. For example, the areas of Virginia and Maryland outside Washington D.C. are currently classified as severe non-attainment for ozone, and the states likely will be required to begin imposing such a fee in 2006, which potentially could be a significant cost for our Mid-Atlantic plants depending on the baseline emissions level.

        In the future, we anticipate increased regulation of our facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA and several states in which we operate are in the process of enacting more stringent air quality regulatory requirements.

        For example, the EPA recently promulgated new regulations (known as the "NOx SIP Call") which establish emission caps for nitrogen oxide ("NOx") emissions from electric generating units in most of the eastern states that will be implemented beginning May 2004. Under the rule, a plant receives an allocation of NOx emission allowances, and if a plant exceeds its allocated allowances, the plant must purchase additional, unused allowances from other regulated plants or reduce emissions, which could require the installation of emission controls. Our plants in Maryland, New York and Massachusetts are already subject to a similar state and regional NOx emission cap program, which will become a part of the EPA NOx cap program. Some of our plants in these states are required to purchase additional NOx allowances to cover their emissions and maintain compliance. The cost of these allowances is expected to increase in future years and may result in some of our plants reducing NOx emissions through additional controls, the cost of which could be significant but would be offset in part by the avoided cost of purchasing NOx allowances to operate the plant.

        The EPA also has proposed regulations to govern mercury air emissions from coal-fired power plants. The EPA has proposed alternate regulatory approaches, which include a cap and trade program that would go into effect in January 2010 and a maximum achievable control technology standard (unit specific emission standard) that would go into effect in December 2007, with a possible one-year extension by the EPA to December 2008. The mercury regulations are likely to require significant emission reductions from coal-fired power plants. This rulemaking also proposes new regulations governing nickel air emissions from oil-fired power plants, which would either go into effect in December 2007, with a possible one-year extension by the EPA to December 2008, or go into effect January 2010.

        Also, during the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards and will address regional haze visibility issues, which will result in new regulations that will likely require more emission reductions from power plants, along with other emission sources such as vehicles. To implement these air quality standards, the EPA has proposed the Interstate Air Quality Rule ("IAQR"). The IAQR would establish in the eastern U.S. a more stringent sulfur dioxide ("SO2") cap and allowance-trading program and a year round NOx cap and allowance-trading program applicable to power plants. These cap and trade programs would be implemented in two phases, with the first phase going into effect in 2010 and more stringent caps going into effect in 2015.

        These future mercury and nickel regulations and the IAQR would increase compliance costs for our operations and would likely require emission reductions from some of our power plants, which would necessitate significant expenditures on emission controls or have other impacts on operations. However, these rulemakings are at a preliminary stage, and we cannot predict at this time whether the regulations will have a material adverse effect on our financial condition, cash flows and results of operations.

        Also, the President has submitted Clean Air Act multi-emission reform legislation to Congress, which would promulgate a new emissions cap and trade program for NOx, SO2 and mercury emissions from power plants. This legislation would require overall reductions in these pollutants from national power plant emissions of approximately 50-75% phased in during the 2008 - 2018 timeframe, which is similar to the types of overall reductions likely to be required under the future EPA regulations discussed above. Other more stringent multi-emission reform legislation also has been proposed in Congress by some lawmakers. There are many political challenges to the passage of multi-emission reform legislation through Congress, and it is unclear whether any of this legislation ultimately will be enacted into law.

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

        For example, the Commonwealth of Massachusetts has finalized regulations to further reduce nitrogen oxide and sulfur dioxide emissions from certain power plants and to regulate carbon dioxide emissions for the first time. These regulations, which become effective in the 2004-2008 timeframe, will apply to our oil-fired Canal plant in the state, will increase our operating costs and will likely necessitate the installation of additional emission control technology.

        Also, the San Francisco Bay Area where we own power plants has increasingly more stringent NOx emission standards which will become applicable to our plants in the coming years, culminating in 2005. We will continue to apply our NOx implementation plan for these plants, which includes the installation of emission controls as well as the gradual curtailment and phasing out of one or more of our higher NOx emitting units.

        Additionally, in 2003, the State of New York finalized air regulations that significantly reduce NOx and SO2 emissions from power plants through a state emissions cap and allowance-trading program, which will become effective during the 2004-2008 timeframe. This regulation will necessitate that we act on one, or a combination, of the following options: install emission controls at some of our units to reduce emissions, purchase additional state NOx and SO2 allowances under the regulatory program or reduce the number of hours that units operate. We expect to incur additional compliance costs as a result of these additional state requirements, which could include significant expenditures on emission controls or have other impacts on our operations.

        These are illustrative but not a complete discussion of the additional federal and state air quality laws and regulations which we expect to become applicable to our plants and operations in the coming years. We will continue to evaluate these requirements and develop compliance plans that ensure we appropriately manage the costs and impacts and provide for prudent capital expenditures.

        In 1999, the United States Department of Justice ("DOJ") and EPA commenced an enforcement action against the power generation industry for alleged violations of the new source review regulations promulgated under the Clean Air Act ("NSR"). This action ultimately came to encompass the vast majority of coal-fired plants, with litigation against many of the largest utilities. These enforcement actions concern maintenance, repair and replacement work ("MRR work") at power plants that the EPA alleges violated permitting and other requirements under the NSR law, which, among other things, could require the installation of emission controls at a significant cost. The power generation industry disagrees with the EPA's positions in the lawsuits. In 2003, there were two court decisions that most directly addressed the issue of whether certain MRR work triggers permitting and other NSR requirements, and the courts are split on the issue.

        In addition, there were two regulatory developments concerning NSR in 2003 that will affect the EPA's application of NSR in the future and potentially the NSR enforcement action. In a new NSR rule, the EPA promulgated an exemption from NSR for MRR work that does not exceed 20% of the replacement value of a unit, which is generally consistent with power plant MRR work practices. In the rulemaking, the EPA also announced a policy of interpreting NSR in a way that seems generally consistent with reasonable industry practices. The new rule is being challenged in federal court and has been stayed pending judicial review. It is unclear exactly what effect these developments will have on the EPA's NSR enforcement action.

        To date, no lawsuits or administrative actions alleging similar NSR violations have been brought by the EPA against us, our subsidiaries or any of our power plants, but in 2001 the EPA requested information concerning some of our Mid-Atlantic business unit plants covering a time period that predates our ownership and leases. See "Item 3. Legal Proceedings" for additional information.

        In 2000, the State of New York issued a notice of violation to the previous owner of Mirant New York's Lovett facility alleging NSR violations associated with the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into a consent decree that releases Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the state to the prior owner and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. Under the decree, Mirant New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce NOx emissions, alkaline in-duct injection technology to reduce SO2 emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could approach $100 million over the approximately five-year period covered by the consent decree. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls. Mirant New York also agreed, beginning 2009, to retire annually 1,954 tons of SO2 emission allowances allocated to the Lovett facility under the Clean Air Act Acid Rain Program, which allowances will no longer be needed by Mirant New York for compliance as a result of the sulfur dioxide emission reductions caused by the other actions required by the consent decree. Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. The Company received Bankruptcy Court approval of the terms of the consent decree, and the decree was entered by the United States District Court for the Southern District of New York. We believe that compliance with the settlement consent decree should enable the Lovett plant to comply with the previously discussed new State of New York NOx and SO2 regulations. However, the state regulations take effect prior to the compliance dates of the settlement, which could result in the need to purchase NOx allowances under the state NOx cap and trade program for emissions above the NOx allocation for the Lovett plant for the period prior to the settlement's 2007/2008 compliance dates for Lovett's two coal-fired units.

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

        There are several other environmental laws in the U.S., in addition to air quality laws, which also affect our operations. For example, we are required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Our wastewater discharges are permitted under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to increase and impose additional and more stringent requirements or limitations in the future. For example, in 2004, the EPA issued a new rule that imposes more stringent standards on the cooling water intakes for power plants. We expect to incur additional compliance costs to comply with this new rule; however, we do not expect these costs to be material.

        Our facilities are also subject to several waste management laws and regulations in the U.S. The Resource Conservation and Recycling Act sets forth very comprehensive requirements for handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from our facilities. The EPA may develop new regulations that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change our current waste management practices at some facilities and incur additional costs for increased waste management requirements.

        Additionally, the Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted state superfund statutes. We do not expect any corrective actions to require significant expenditures.

        Some of our international operations are subject to comprehensive environmental regulation similar to that in the U.S., and these regulations are expected to become more stringent in the future. For example, the Philippines government enacted a comprehensive clean air act legislation which governs power plants and other sources. Provisions of the Philippines Clean Air Act affect the compliance of operating plants and their ability to serve as base load capacity for the power grid. The provisions of the Philippines Clean Air Act and past practice of the Department of Environment and Natural Resources suggest potential for increasingly stringent standards in emissions from all sources to maintain and/or improve the air quality. This may require additional controls or equipment on some of Mirant Asia-Pacific's plants in order to comply with the emission reduction goals and targets set forth in the Clean Air Act. Additionally, other countries in which we have operations, such as Trinidad and

Jamaica, are developing increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management.

        Over the past several years, federal, state and foreign governments and international organizations have debated the issue of global climate change and policies of whether to regulate greenhouse gases ("GHGs"), one of which is carbon dioxide emitted from the combustion of fossil fuels by sources such as vehicles and power plants. Recently, the European Union and certain other developed countries ratified the Kyoto Protocol, an international treaty regulating GHGs, which makes the implementation of the treaty in certain countries more likely. The current United States Administration is opposed to the treaty, and the U.S. has not ratified and is not expected to ratify the treaty. Therefore, the U.S. would not be bound by the treaty if it goes into effect in the future in countries that have ratified it. None of the countries in which we presently own or operate power plants would have any binding obligations under the treaty, if it does go into effect in the future in the countries that have ratified it. Also, no country has presently enacted any national law or regulation governing GHGs emissions from power plants, although the Commonwealth of Massachusetts has promulgated CO2 emission standards for certain power plants, as discussed above in this section. We cannot provide assurances that such laws or regulations will not be enacted in the future in a country in which we own or operate power plants, and in such event the impact on our business would be uncertain but could be material.

        We believe we are in compliance in all material respects with applicable environmental laws. While we believe our operations and facilities comply with applicable environmental laws and regulations, we cannot provide assurances that additional costs will not be incurred as a result of new interpretations or applications of existing laws and regulations.

Employees

        At December 31, 2003, our corporate offices and majority owned or controlled subsidiaries employed approximately 5,200 persons. This number includes approximately 700 employees in the corporate and North America headquarters in Atlanta and approximately 4,500 employees at operating facilities. Approximately 900 of our domestic employees are subject to collective bargaining agreements with one of the following unions: International Brotherhood of Electrical Workers, Utilities Workers of America or United Steel Workers.

        Approximately 1,700 of our employees in international business units belong to unions. These unions include:

  •
  Managers' Association, Union of Clerical, Advisory and Supervisory Employees, National Workers' Union and Bustamante Industrial Trade Union in Jamaica; and

  •
  Bahamas Industrial Engineers, Managerial and Supervisory Union and Commonwealth Electrical Workers Union in the Bahamas.

        We currently are negotiating new labor agreements in Trinidad. We hope to reach new labor contracts with our existing unions. In August 2003, we unilaterally implemented the "Terms and Conditions of Employment" that reflect a final proposed labor agreement at our Mirant Mid-Atlantic plants in Maryland and Virginia. If we are unsuccessful in reaching new labor agreements, there is a risk that there will be a strike or some other form of adverse collective action by the unions. If a strike does occur, there is a risk that such action could disrupt the ability of the affected plants to produce and/or distribute energy. We plan to enter into negotiations at our Mirant Mid-Atlantic plants in 2004 to reach a ratified collective bargaining agreement.

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

Item 2.    Properties

        The following properties were owned or leased as of December 31, 2003:

Operating Plants:

Power Generation Business	Location	Plant Type	Primary Fuel	Mirant's % Leasehold/ Ownership Interest(1)	Total MW(2)	Net Equity Interest/Lease in Total MW(2)
NORTH AMERICA
West Region:
Mirant California	California	Peaking/Intermediate	Natural Gas	100	2,347	2,347
Apex	Nevada	Intermediate	Natural Gas	100	533	533
Coyote Springs(4)	Oregon	Intermediate	Natural Gas/Steam	50	241	120
Mirant Wichita Falls	Texas	Peaking	Natural Gas	100	77	77
Mirant Texas	Texas	Peaking/Base load	Natural Gas	100	538	538

Subtotal					3,736	3,615

Northeast Region:
Mirant New York	New York	Intermediate/Peaking/Base load	Natural Gas/Hydro/Coal/Oil	100	1,659	1,659
Mirant New England(3)	Massachusetts	Intermediate/Peaking	Natural Gas/Oil	100	2,011	1,406

Subtotal					3,670	3,065

Mid-Atlantic Region:
Mirant Peaker and Mirant Potomac River	Maryland/Virginia	Intermediate/Peaking/Base load	NaturalGas/Coal/Oil	100	1,004	1,004
Mirant Mid-Atlantic	Maryland	Intermediate/Peaking/Base load	NaturalGas/Coal/Oil	100	4,252	4,252

Subtotal					5,256	5,256

Mid-Continent Region:
Mirant Zeeland	Michigan	Peaking/Intermediate	Natural Gas	100	838	838
Wrightsville(5)	Arkansas	Peaking/Intermediate	Natural Gas	51	438	223
Sugar Creek	Indiana	Peaking	Natural Gas	100	478	478
West Georgia(4)	Georgia	Peaking	Natural Gas/Oil	100	605	605
Shady Hills(4)	Florida	Peaking	Natural Gas	100	469	469

Subtotal					2,828	2,613

North America Total					15,490	14,549

INTERNATIONAL
Asia-Pacific:
Sual(7)	Philippines	Base load	Coal	91.9	1,218	1,120
Pagbilao	Philippines	Base load	Coal	95.7	735	704
Navotas II	Philippines	Standby	Diesel	100	95	95
Mindoro	Philippines	Peaking/Intermediate/Base load	Diesel/Heavy Fuel Oil	50	7	4
Ilijan	Philippines	Base load	Natural Gas	20	1,251	250
Bulacan(6)	Philippines	Peaking/Intermediate	Diesel/Heavy Fuel Oil	100	7	7
Sangi	Philippines	Base load/Peaking/Standby	Coal/Oil	50	75	38
Carmen	Philippines	Standby	Diesel/Heavy Fuel Oil	50	37	19
Panay	Philippines	Peaking/Intermediate/Base load	Oil	50	72	36

Subtotal					3,497	2,273

Caribbean:
Grand Bahama Power	Bahamas	Peaking/Intermediate/Base load	Oil	55.4	136	75
PowerGen	Trinidad & Tobago	Intermediate/Peaking/Base load	Natural Gas	39	1,157	452
JPSCo	Jamaica	Intermediate/Base load/Peaking	Oil/Hydro	80	600	480
CUC	Netherlands Antilles	Base load/Peaking	Pitch/Refinery Gas	25.5	151	39

Subtotal					2,044	1,046

International Total					5,541	3,319

Total					21,031	17,868

Distribution Business	Location	Mirant's % Ownership Interest	Customers/ end-users
			(in thousands)
Grand Bahama Power	Bahamas	55.4%	18
JPSCo	Jamaica	80.0	526
Visayan Electric Company Inc	Philippines	2.1	258

Total			802

Other Plants:

Power Generation Business	Location	Plant Type	Primary Fuel	Total MW
Wyandotte(8)	Michigan	Intermediate	Natural Gas	560
Bowline expansion(8)	New York	Intermediate	Natural Gas	750
Contra Costa expansion(8)	California	Intermediate	Natural Gas	580
Longview Mint Farm(8)	Washington	Intermediate	Natural Gas	298
Sunrise(9)	Panay	Base load	Oil	23
Nabas(9)	Panay	Base load	Oil	7
New Washington(9)	Panay	Base load	Oil	5

(1)
Amounts reflect Mirant's percent economic interest in the total MW.

(2)
MW amounts reflect net dependable capacity.

(3)
Total MW reflects a 1.4% ownership interest, or 9 MW, in the 614 MW Wyman plant.

(4)
Generating plant is operated by an independent third party.

(5)
Mirant expects to temporarily shutdown ("mothball") this facility in 2004.

(6)
Mirant expects to transfer the two standby units in its Bulacan plant to the Toledo and Panay joint venture during 2004.

(7)
Mirant acquired an additional 2.94% ownership interest in the Sual project in the first quarter of 2004, bringing its ownership interest to 94.85%.

(8)
Mirant does not expect to independently complete these construction projects and will either pursue partnerships to complete, sell or abandon these projects. Abandon as used in this document means ceasing to operate the effected generation asset.

(9)
These plants are expected to be completed during the first half of 2004.

        The Company also owns an oil pipeline, which is approximately 51.5 miles long and serves the Chalk Point and Morgantown generating facilities.

Item 3.    Legal Proceedings

        As discussed above, on the Petition Date, August 18, 2003, October 3, 2003 and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of the Company's Canadian subsidiaries have filed an application for creditor protection under the CCAA in Canada, which, like Chapter 11, allows for reorganization. The Company's businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

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

        Provision for California Contingencies:    Mirant is subject to a variety of lawsuits and regulatory proceedings related to its activities in California and the western power markets and the high prices for wholesale electricity and natural gas experienced in the western markets during 2000 and 2001. As described below in FERC Show Cause Proceeding Relating to Trading Practices, FERC Investigation Relating to Bidding, Western Power Markets Price Mitigation and Refund Proceedings, California Attorney General Litigation and California Rate Payer Litigation, and as set forth in Note 17 to our consolidated financial statements contained elsewhere in this report, various regulatory proceedings and lawsuits have been filed or initiated by the FERC, the California attorney general and various states' rate payers with the FERC and in state and federal courts. In addition, civil and criminal investigations have been initiated by the DOJ, the General Accounting Office, the FERC and various states' attorneys general, as described below in Western Power Markets Investigations, relating to Mirant's operations in California and the western power markets. The Company has made a provision of approximately $319 million for losses related to the Company's operations in California and the western power markets during 2000 and 2001.

        Western Power Markets Investigations:    The high prices for wholesale electricity and natural gas experienced in the western markets during 2000 and 2001 prompted several governmental entities to investigate the western power markets, including activities by Mirant and several of its wholly-owned subsidiaries. Those governmental entities include the FERC, the DOJ, the California Public Utilities Commission ("CPUC"), the California Senate, the California State Auditor, California's Electricity Oversight Board ("EOB"), the General Accounting Office of the United States Congress, the San Joaquin District Attorney and the Attorney General's offices of the States of Washington, Oregon and California. These investigations, some of which are civil and some criminal, resulted in the issuance of civil investigative demands, subpoenas, document requests, requests for admission, and interrogatories directed to several of Mirant's entities. In addition, the CPUC has had personnel onsite on a periodic basis at Mirant's California generating facilities since December 2000.

        Additionally, on February 13, 2002, the FERC directed its staff to undertake a fact-finding investigation into whether any entity manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000 forward. On March 26, 2003, the FERC Staff issued its final report regarding its investigation. Although the staff reaffirmed the FERC's conclusion set forth in its December 15, 2000 order that significant supply shortfalls and a fatally flawed market design were the root causes of the problems that occurred in the California wholesale electricity market in 2000 and 2001, the staff also found that significant market manipulation had occurred in both the gas and electricity markets. The staff concluded that trading strategies of the type portrayed in the Enron memos released by the FERC in May 2002 violated provisions of the CAISO and the California Power Exchange Corporation ("PX") tariffs that prohibited gaming. It identified Mirant as being one of a number of entities that had engaged in one or more of those practices. The FERC Staff also found that bidding generation resources to the PX and CAISO at prices unrelated to costs constituted economic withholding and violated the antigaming provisions of the CAISO and PX tariffs. Mirant was one of the entities identified as engaging in that bidding practice.

        In September 2002, the CPUC issued a report that purported to show that on days in the Fall of 2000 through the Spring of 2001 during which the CAISO had to declare a system emergency requiring interruption of interruptible load or imposition of rolling blackouts, Mirant and four other out of state owners of generation assets in California had generating capacity that either was not operated or was out of service due to an outage and that could have avoided the problem if operated. The report identified two specific days on which Mirant allegedly had capacity available that was not used or that was on outage and that if operated could have avoided the system emergency. Mirant responded to the report pointing out a number of material inaccuracies and errors that it believes cause the CPUC's conclusions with respect to Mirant to be wrong. In January 2003, the CPUC staff issued a supplemental report in which it again concluded that Mirant and the other four generators did not provide energy when it was available during the period reviewed.

        On March 26, 2003, the FERC Staff issued a separate report addressing the allegations of physical withholding by Mirant and four other out of state owners of generation assets in California made by the CPUC in its report issued in September 2002. The staff concluded that the CPUC's contention that thirty-eight service interruptions could have been avoided had those five generators produced all of their available power was not supported by the evidence. The FERC Staff found that the CPUC's calculation of available power was incomplete and greatly overstated the amount of available power that was not generated. The staff also indicated, however, that the FERC was continuing to investigate whether withholding by generators had occurred during 2000 and 2001.

        In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney's office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant has continued to receive additional requests for information from the United States Attorney's office, and it intends to continue to cooperate fully with the United States Attorney's office in this investigation.

        FERC Show Cause Proceeding Relating to Trading Practices:    On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant entities, that the FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") that were portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order required the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant entities, then had to demonstrate why those transactions were not violations of the PX and CAISO tariffs. On September 30, 2003, the Company filed with the FERC a settlement agreement, dated September 25, 2003, entered into between the Company and the FERC Trial Staff, under which Mirant would pay $332,411 to settle the show cause proceeding. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. The proposed settlement entered into by the Company and the FERC Trial Staff did not resolve the allegations made against Mirant with respect to that particular practice. On December 19, 2003, Mirant filed with the FERC for its approval an amendment to the settlement agreement reached with the FERC Trial Staff under which the FERC would have an allowed claim in Mirant Americas Energy Marketing's bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. That settlement is subject to the approval of the FERC and the Bankruptcy Court. We have recorded $3.67 million related to this claim as liabilities subject to compromise on our consolidated balance sheet as of December 31, 2003. On March 11, 2004, an administrative law judge ("ALJ") recommended that the FERC approve the settlement, finding that the settlement amounts were reasonable. The ALJ, however, suggested that approval of the settlement be conditioned on the settlement amount associated with claims of improper selling of ancillary services being treated as an administrative claim or a setoff rather than as an allowed pre-petition claim. If the settlement amount was treated as an administrative claim, these amounts would receive priority status in the payment of claims in the bankruptcy proceedings.

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

        On December 12, 2002, an ALJ determined the preliminary amounts currently owed to each supplier in the proceeding. The ALJ determined that the initial amounts owed to Mirant from the

CAISO and the PX totaled approximately $292 million and that Mirant owed the CAISO and the PX refunds totaling approximately $170 million. The ALJ recommended that any refunds owed by a supplier to the CAISO and the PX should be offset against any outstanding amounts owed to that supplier by the CAISO and the PX. Under this approach, Mirant would be owed net amounts totaling approximately $122 million from the CAISO and the PX. The ALJ decision indicated that these amounts do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to Mirant and other sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the amount owed Mirant by the PX, and the net amount owed Mirant by the CAISO and the PX after taking into account the proposed refunds, would increase by approximately $37 million.

        On March 3, 2003, the California Attorney General, the California Electricity Oversight Board ("EOB"), the CPUC, Pacific Gas and Electric, and Southern California Edison Company (the "California Parties") filed submittals with the FERC in the California refund proceeding alleging that owners of generating facilities in California and energy marketers, including Mirant entities, had engaged in extensive manipulation of the California wholesale electricity market during 2000 and 2001. With respect to the Mirant entities, the California Parties asserted that Mirant entities had engaged in a variety of practices alleged to be improper, including withholding power either by not operating generating facilities when they could be operated or by offering the power from such facilities at prices in excess of the Mirant entities' marginal cost and engaging in various Enron-type trading strategies. The California Parties argued that the alleged market manipulation by the generators and marketers warranted the FERC applying its mitigated market prices to require refunds beyond just transactions done through the CAISO and PX in the period from October 2, 2000 through June 20, 2001. They asserted that the FERC should expand the transactions subject to the refund proceeding to include short-term and long-term bilateral transactions entered into by the DWR that were not conducted through the CAISO and PX and should begin the refund period as of January 1, 2000 rather than October 2, 2000. Expansion of the scope of the transactions subject to refund in the manner sought by the California Parties could materially affect the amount of any refunds that Mirant might be determined to owe and any such additional refunds could negatively impact the Company's consolidated financial position, results of operations or cash flows. On March 20, 2003, Mirant filed reply comments denying that it had engaged in any conduct that violated the Federal Power Act or any tariff provision applicable to its transactions in California. Mirant stated that the purported evidence presented by the California Parties did not support the allegations that Mirant had engaged in market manipulation, had violated the Federal Power Act or had not complied with any applicable tariff or order of the FERC.

        On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded that the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant and therefore to reduce the net amount that would remain owed to Mirant from the CAISO and PX after taking into account any refunds. Based solely on the staff's formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant by the CAISO and PX to approximately $49 million. The FERC indicated that it would allow any generator that could demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant has filed information with the FERC indicating that its actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which, if accepted, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant, although the amount of such potential decrease that will be accepted by the FERC and the resulting net amount owed to Mirant cannot at this time be determined. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant estimates that the effect of the October 16, 2003 order will be to decrease the refunds owed by Mirant, and therefore to increase the net amounts owed to Mirant, by $27 million. The amount owed to Mirant from either the CAISO or the PX, the amount of any refund that Mirant might be determined to owe the CAISO or the PX, and whether Mirant may have any refund obligation to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

        In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the California parties (consisting of the California Attorney General, the CPUC and the EOB) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant Americas Energy Marketing totaled approximately $90 million. If Mirant Americas Energy Marketing were required to refund such amounts, other subsidiaries of the Company could be required to refund amounts previously received pursuant to sales made on their behalf by Mirant Americas Energy Marketing during the refund periods. In addition, the Company's subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.

        California Attorney General Litigation:    On March 11, 2002, the California Attorney General filed a civil suit against Mirant and several of its wholly-owned subsidiaries. The lawsuit alleges that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The California Attorney General claims that this alleged behavior violated both the tariff of the CAISO and the California Unfair Competition Act. The suit seeks both restitution and penalties in unspecified amounts. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. The district court denied the California Attorney General's motion seeking to have the case remanded to the state court, and the California Attorney General has appealed that ruling to the United States Court of Appeals for the Ninth Circuit. This suit has been consolidated for joint administration with the California Attorney General suits filed on April 9, 2002, and April 15, 2002. The district court on March 25, 2003 granted Mirant's motion seeking dismissal of this suit. The court ruled that the California Attorney General's claims under California's Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC's exclusive authority to set wholesale electric rates under the Federal Power Act. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. On August 13, 2003, the Bankruptcy Court issued an order granting partial relief from the stay of the claims asserted against the Mirant defendants resulting from the filing of their bankruptcy proceedings, to the extent such stay was applicable, to allow the appeal to proceed with respect to those claims.

        On March 20, 2002, the California Attorney General filed a complaint with the FERC against certain power marketers and their affiliates, including Mirant and several of its wholly-owned subsidiaries, alleging that market-based sales of energy made by such generators were in violation of the Federal Power Act in part because such transactions were not appropriately filed with the FERC. The complaint requests, among other things, refunds for any prior short-term sales of energy that are found not to be just and reasonable along with interest on any such refunded amounts. The FERC dismissed the California Attorney General's complaint and denied the California Attorney General's request for rehearing. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit.

        On April 9, 2002, the California Attorney General filed a second civil suit against Mirant and several of its wholly-owned subsidiaries. That lawsuit alleges that the companies violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the FERC as required by the Federal Power Act, and by charging unjust and unreasonable prices in violation of the Federal Power Act. The complaint seeks unspecified penalties, costs and attorney fees. Mirant removed this suit from the state court in which it was originally filed to the United States District Court for the Northern District of California. The district court denied the California Attorney General's motion seeking to have the case remanded to the state court, and the California Attorney General has appealed that ruling to the United States Court of Appeals for the Ninth Circuit. This suit was consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 15, 2002. The district court on March 25, 2003 granted Mirant's motion seeking dismissal of this suit. The court ruled that the California Attorney General's claims under California's Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC's exclusive authority to set wholesale electric rates under the Federal Power Act. The California Attorney General has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. On August 13, 2003, the Bankruptcy Court issued an order granting partial relief from the stay of the claims asserted against the Mirant defendants resulting from the filing of their bankruptcy proceedings, to the extent such stay was applicable, to allow the appeal to proceed with respect to those claims.

        On April 15, 2002, the California Attorney General filed a third civil lawsuit against Mirant and several of its wholly-owned subsidiaries in the United States District Court for the Northern District of California. The lawsuit alleges that Mirant's acquisition and possession of its Potrero and Delta power plants has substantially lessened, and will continue to substantially lessen, competition in violation of the Clayton Act and the California Unfair Competition Act. The lawsuit seeks equitable remedies in the form of divestiture of the plants and injunctive relief, as well as monetary damages in unspecified amounts to include disgorgement of profits, restitution, treble damages, statutory civil penalties and attorney fees. This suit was consolidated for joint administration with the California Attorney General suits filed on March 11, 2002 and April 9, 2002. On March 25, 2003, the court dismissed the California Attorney General's state law claims and his claim for damages under the Clayton Act as barred by the filed rate doctrine but allowed the California Attorney General to proceed on his claim under the Clayton Act seeking relief in the form of an order requiring Mirant to divest its California plants. On December 3, 2003, the district court stayed the suit during the pendency of the Company's bankruptcy proceedings. The California Attorney General has appealed that ruling to the United States Court of Appeals for the Ninth Circuit.

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

        Six such suits were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts. Three of these suits seek class action status, while two of the suits are brought on behalf of all citizens of California. One lawsuit alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages as well as other injunctive and equitable relief. One lawsuit also names certain of Mirant's officers individually as defendants and alleges that the state had to spend more than $6 billion purchasing electricity and that if an injunction is not issued, the state will be required to spend more than $150 million per day purchasing electricity. The other suits likewise seek treble damages and equitable relief. One such suit names Mirant Corporation itself as a defendant. A listing of these six cases is as follows:

Caption	Date Filed	Court of Original Filing
People of the State of California v. Dynegy, et al.	January 18, 2001	Superior Court of California—San Francisco County
Gordon v. Reliant Energy, Inc., et al.	November 27, 2000	Superior Court of California—San Diego County
Hendricks v. Dynegy Power Marketing, Inc., et al.	November 29, 2000	Superior Court of California—San Diego County
Sweetwater Authority, et al. v. Dynegy, Inc., et al.	January 16, 2001	Superior Court of California—San Diego County
Pier 23 Restaurant v. PG&E Energy Trading, et al.	January 24, 2001	Superior Court of California—San Francisco County
Bustamante, et al. v. Dynegy, Inc., et al.	May 2, 2001	Superior Court of California—Los Angeles County

        These six suits (the "Six Coordinated Suits") were coordinated for purposes of pretrial proceedings before the Superior Court for San Diego County. In the Spring of 2002, two of the defendants filed crossclaims against other market participants who were not parties to the actions. Some of those crossclaim defendants then removed the Six Coordinated Suits to the United States District Court for the Southern District of California. The plaintiffs filed a motion seeking to have the actions remanded to the California state court, and the defendants filed motions seeking to have the claims dismissed. On December 13, 2002, the United States District Court for the Southern District of California granted the plaintiffs' motion seeking to have the six cases remanded to the California state court. The defendants that filed the crossclaims have appealed that decision remanding the Six Coordinated Suits to the California state courts to the United States Court of Appeals for the Ninth Circuit, and the Ninth Circuit has stayed the district court's remand decision until the Ninth Circuit can act on that appeal. These actions are stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of those entities, but are proceeding with respect to the other defendants.

        Eight additional rate payer lawsuits were filed between April 23, 2002 and October 18, 2002 alleging that certain owners of electric generation facilities in California, as well as certain energy marketers, including Mirant and several of its subsidiaries, engaged in various unlawful and fraudulent business acts that served to manipulate wholesale markets and inflate wholesale electricity prices in California during 1999 through 2002. Each of the complaints alleges violation of California's Unfair

Competition Act. One complaint also alleges violation of California's antitrust statute. Each of the plaintiffs seeks class action status for their respective case. These suits contain allegations of misconduct by the defendants, including the Mirant entities, that are similar to the allegations made in the previously filed rate payer suits, and in the suits filed by the California Attorney General on March 11, 2002, and April 15, 2002. Some of these suits also allege that contracts between the DWR and certain marketers of electricity, including a nineteen month power sales agreement entered into by Mirant Americas Energy Marketing with the DWR in May 2001 that terminated in December 2002, contain terms that were unjust and unreasonable. The actions seek, among other things, restitution, compensatory and general damages, and to enjoin the defendants from engaging in illegal conduct. The captions of each of these eight cases follow:

Caption	Date Filed	Court of Original Filing
T&E Pastorino Nursery, et al. v. Duke Energy Trading and Marketing, LLC, et al.	April 23, 2002	Superior Court of California—San Mateo County
RDJ Farms, Inc., et al. v. Allegheny Energy Supply Company, LLC, et al.	May 10, 2002	Superior Court of California—San Joaquin County
Century Theatres, Inc., et al. v. Allegheny Energy Supply Company, LLC, et al.	May 14, 2002	Superior Court of California—San Francisco County
El Super Burrito, Inc., et al. v. Allegheny Energy Supply Company, LLC, et al.	May 15, 2002	Superior Court of California—San Mateo County
Leo's Day and Night Pharmacy, et al. v. Duke Energy Trading and Marketing, LLC, et al.	May 21, 2002	Superior Court of California—Alameda County
J&M Karsant Family Limited Partnership, et al. v. Duke Energy Trading and Marketing, LLC, et al.	May 21, 2002	Superior Court of California—Alameda County
Bronco Don Holdings, LLP, et al. v. Duke Energy Trading and Marketing, LLC, et al.	May 24, 2002	Superior Court of California—San Francisco County
Kurtz v. Duke Energy Trading et al.	October 18, 2002	Superior Court of California—Los Angeles County

        These suits were initially filed in California state courts by the plaintiffs and removed to United States district courts. These eight cases were consolidated for purposes of pretrial proceedings with the Six Coordinated Suits described above. These actions are stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of those entities, but are proceeding with respect to the other defendants. On August 28, 2003, the district court granted the motions to dismiss filed by the defendants in the Pastorino, RDJ Farms, Century Theatres, El Super Burrito, Leo's Day

and Night Pharmacy, J&M Karsant, and Bronco Don Holdings suits, finding that the plaintiffs' claims were barred by the filed rate doctrine and federal preemption. The plaintiffs have appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. The plaintiff in the Kurtz suit voluntarily dismissed his case without prejudice on February 18, 2004.

        On July 15, 2002, an additional rate payer lawsuit, Public Utility District No. 1 of Snohomish Co. v. Dynegy Power Marketing, et al., was filed in the United States District Court for the Central District of California against various owners of electric generation facilities in California, including Mirant and its subsidiaries, by Public Utility District No. 1 of Snohomish County, which is a municipal corporation in the state of Washington that provides electric and water utility service. The plaintiff public utility district alleges that defendants violated California's antitrust statute by conspiring to raise wholesale power prices, injuring plaintiff through higher power purchase costs. The plaintiff also alleges that defendants acted both unfairly and unlawfully in violation of California's Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in "Enron-style" trading, and withholding power from the market. The plaintiff seeks restitution, disgorgement of profits, injunctive relief, treble damages, and attorney's fees. The Snohomish suit was consolidated for purposes of pretrial proceedings with the other rate payer suits pending before the United States District Court for the Southern District of California. On January 6, 2003, the district court granted a motion to dismiss filed by the defendants. The district court concluded that the effect of the plaintiffs' claims was to challenge rates for the sale of power at wholesale that were subject to the exclusive regulation of the FERC under the Federal Power Act, and that those claims were therefore barred by the filed rate doctrine and federal preemption. The plaintiff has appealed the dismissal of the Snohomish suit to the United States Court of Appeals for the Ninth Circuit. On August 13, 2003, the Bankruptcy Court issued an order granting partial relief from the stay of the claims asserted against the Mirant defendants resulting from the filing of their bankruptcy proceedings to allow the appeal to proceed with respect to those claims as well as the claims asserted against the other defendants.

        Montana Attorney General Suit:    On June 30, 2003, the Montana Attorney General and Flathead Electric Cooperative, Inc. filed a suit in the First Judicial District of Montana, County of Lewis and Clark, against various owners of generating facilities and marketers of electricity and natural gas in western states, including Mirant, alleging that the defendants had engaged in unlawful and unfair business practices in 2000 and 2001 involving the sale of wholesale electricity and natural gas and had manipulated the markets for wholesale electricity and natural gas. The plaintiffs allege, among other things, that the defendants fixed prices and restricted supply into the markets operated by the PX and CAISO, gamed the power market, provided false information to trade publications to inflate natural gas price indices published by such publications, and engaged in other manipulative practices, including withholding generation, selling generation at inflated prices, submitting false load schedules in order to increase electricity scarcity, creating fictitious congestion and counterflows, and double-selling the same generation to the CAISO. The plaintiffs contend the defendants conspired with each other and acted in concert with each other in engaging in the conduct alleged. The plaintiffs assert claims for violation of Montana's Unfair Trade Practices and Consumer Protection Act and fraud. They seek treble damages, injunctive relief, and attorneys' fees. The suit was removed to the United States District Court for the District of Montana on July 23, 2003, and on December 5, 2003 the district court remanded the proceeding to the state court. This action is stayed with respect to Mirant by the filing of its Chapter 11 proceedings.

        On February 12, 2004, the Montana Public Service Commission initiated an investigation of the Montana retail electricity market affected by transactions involving the western electricity grid. The purpose of the investigation is to determine whether there is evidence of unlawful manipulation of that market related to the high prices for electricity in the western wholesale markets that occurred in 2000 and 2001. The commission ordered this investigation in response to petitions filed by the Montana

Attorney General and Flathead Electric Cooperative, Inc. making allegations similar to those asserted in their suit described above. Mirant and its subsidiaries are not engaged in the generation of electricity or the sale of electricity at retail in Montana and therefore do not believe they are subject to the regulatory jurisdiction of the Montana Public Service Commission.

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

Caption	Date Filed
Kornfeld v. Mirant Corp., et al.	May 29, 2002
Holzer v. Mirant Corp., et al.	May 31, 2002
Abrams v. Mirant Corp., et al.	June 3, 2002
Froelich v. Mirant Corp., et al.	June 4, 2002
Rand v. Mirant Corp., et al.	June 5, 2002
Purowitz v. Mirant Corp., et al.	June 10, 2002
Kellner v. Mirant Corp., et al.	June 14, 2002
Sved v. Mirant Corp., et al.	June 14, 2002
Teaford v. Mirant Corp., et al.	June 14, 2002
Woff v. Mirant Corp., et al.	June 14, 2002
Peruche v. Mirant Corp., et al.	June 14, 2002
Thomas v. Mirant Corp., et al.	June 18, 2002
Urgenson v. Mirant Corp., et al.	June 18, 2002
Orlofsky v. Mirant Corp., et al.	June 24, 2002
Jannett v. Mirant Corp.	June 28, 2002
Green v. Mirant Corp., et al.	July 9, 2002
Greenberg v. Mirant Corp., et al.	July 16, 2002
Law v. Mirant Corp., et al.	July 17, 2002
Russo v. Mirant Corp., et al.	July 18, 2002
Delgado v. Mirant Corp., et al.	October 4, 2002

        In November 2002, the plaintiffs in the consolidated suits in the United States District Court for the Northern District of Georgia filed an amended complaint that added additional defendants and claims. The plaintiffs added as defendants Southern Company ("Southern"), the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, alleging that the registration statement and prospectus for the initial public offering of Mirant's stock misrepresented and omitted material facts. In the amended complaint, the plaintiffs expand their claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to include statements made to the investing public regarding Mirant's business operations and future prospects during the period from September 26, 2000 through September 5, 2002. The amended complaint alleges, among other things, that Mirant's stock price was artificially inflated because the Company failed to disclose in various filings, public statements, and registration statements: (1) that

Mirant allegedly reaped illegal profits in California by manipulating energy prices through a variety of alleged improper tactics; (2) that Mirant allegedly failed to take a timely charge to earnings through a write off of its interest in Western Power Distribution; and (3) the accounting errors and internal controls issues that were disclosed in July and November of 2002. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company's California business activities but allowed the case to proceed on the plaintiffs' other claims. This action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. The Bankruptcy Court has modified the stay to allow the plaintiffs to proceed with discovery of documentary materials from Mirant and the other defendants.

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

Caption	Date Filed
Kester v. Correll, et al.	June 26, 2002
Pettingill v. Fuller, et al.	July 30, 2002
White v. Correll, et al.	August 9, 2002
Cichocki v. Correll, et al.	November 7, 2002

        The Kester and White suits were filed in the Superior Court of Fulton County, Georgia, and were consolidated on March 13, 2003, with the name of the consolidated action being In re Mirant Corporation Derivative Litigation. The consolidated action has been removed by Mirant to the United States District Court for the Northern District of Georgia. The Pettingill suit was filed in the Court of the Chancery for New Castle County, Delaware, and was removed by Mirant to the United States District Court for the District of Delaware. The Cichocki suit was filed in the United States District Court for the Northern District of Georgia. These actions are stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. On December 8, 2003, the court in the Cichocki suit took notice of the Bankruptcy Court's Order dated November 19, 2003 staying the litigation and administratively closed the action.

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

        On June 3, 2003, a second purported class action lawsuit alleging violations of ERISA was filed in the United States District Court for the Northern District of Georgia entitled Greg Waller, Sr. v. Mirant Corporation, et al. The Waller suit names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The Waller suit is substantially similar to the previously filed Brown suit with respect to the claims asserted, the factual allegations made, and the relief sought. On September 2, 2003, the district court issued an order consolidating the Brown and Waller suits. On September 23, 2003, the plaintiffs filed an amended and consolidated complaint. The amended and consolidated complaint asserted similar factual allegations as the previously filed lawsuits. The consolidated action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. By agreement, however, the suit has been allowed to proceed through the filing of, and ruling by the district court upon, motions to dismiss. On January 9, 2004, T. Rowe Price answered the amended and consolidated complaint. All other defendants filed motions on that date seeking dismissal of the plaintiffs' claims for failure to state a claim upon which relief can be granted. On February 19, 2004, the plaintiffs dismissed their claims against Southern Company without prejudice.

        Mirant Americas Generation Bondholder Suit:    On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas, and Mirant Americas Generation's managers. In addition, plaintiffs challenge certain dividends and distributions allegedly made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars. Mirant removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of those entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The committee representing unsecured creditors of Mirant Americas Generation filed a motion in Mirant's bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court has not authorized any such litigation at this time. The Bankruptcy Court has noted that while the committee had standing to assert claims on behalf of the estate of Mirant Americas Generation, no such claims could be filed without the Bankruptcy Court's approval and no motions seeking such approval could be filed at least through April 2004.

        Mirant Americas Generation Securities Class Action:    On June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation's restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys' fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to Mirant Americas Generation by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of Mirant Americas Generation to reorganize or having a negative effect upon its assets. On December 8, 2003, the court took notice of the Bankruptcy Court's Order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed Mirant Americas Generation as a defendant, without prejudice.

        PEPCO Back-to-Back Agreement:    In connection with Mirant's acquisition of the Mirant Mid-Atlantic assets from PEPCO in 2000, PEPCO granted Mirant certain rights to purchase from PEPCO all power it received under long-term power purchase agreements with Ohio Edison Company and Panda-Brandywine L.P. ("Panda") that expire in 2005 and 2021, respectively. Mirant and PEPCO entered into a contractual arrangement (the "Back-to-Back Agreement") with respect to PEPCO's agreements with Panda and Ohio Edison under which (1) PEPCO agreed to resell to Mirant all "capacity, energy, ancillary services and other benefits" to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda or Ohio Edison for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. On August 28, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the Back-to-Back Agreement. Under this agreement, Mirant is obligated to purchase power from PEPCO in the PJM marketplace at prices that are significantly higher than existing market prices for power. The Mirant Debtors forecast that it would cost the Mirant Debtors in excess of $300 million through 2005 if the Back-to-Back Agreement were to remain in effect. These anticipated losses, as compared to what could be obtained if market rates were applied, are even greater over the entire life of the agreement, which continues until 2021.

        In their August 28, 2003 motion to reject the Back-to-Back Agreement, the Mirant Debtors also requested that the Bankruptcy Court enjoin the FERC from compelling the Mirant Debtors to perform under the Back-to-Back Agreement. On August 28, 2003, the Bankruptcy Court entered a TRO against PEPCO and the FERC. On September 8, 2003, the Office of the People's Counsel for the District of Columbia filed a complaint with the FERC seeking an order holding that the terms of the Back-to-Back Agreement may not be modified or terminated without the approval of the FERC. Also on September 8, 2003, the Public Service Commission of Maryland and the Maryland Office of People's Counsel filed a petition with the FERC seeking an order declaring that Mirant must continue to perform pursuant to the Back-to-Back Agreement with PEPCO. These filings by the Office of the People's Counsel for the District of Columbia, the Public Service Commission of Maryland and the Maryland Office of People's Counsel were withdrawn in February 2004. On September 17, 2003, the Bankruptcy Court entered an order extending the TRO and enjoining the FERC from issuing the orders requested by such administrative petitions filed with the FERC. On September 25, 2003, the Bankruptcy Court converted the TRO to a preliminary injunction. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by Mirant seeking to reject the Back-to-Back Agreement and the proceedings in which the Bankruptcy Court had issued the preliminary injunction against the FERC.

        On December 23, 2003, the federal district court in Texas denied the Mirant Debtors' motion seeking to reject the Back-to-Back Agreement. The court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC's jurisdiction, including the rejection of a wholesale power purchase agreement regulated by the FERC. In its December 23, 2003 order, the district court also vacated the injunction granted by the Bankruptcy Court that restrained the FERC from acting with respect to the Back-to-Back Agreement. The Mirant Debtors have appealed that decision to the United States Court of Appeals for the Fifth Circuit, and the Mirant Debtors requested that the Court of Appeals stay the district court's ruling while the appeal proceeded so that the injunctive relief that had been granted to the Mirant Debtors by the Bankruptcy Court would remain in effect while the appeal was pending. On January 27, 2004, the Court of Appeals denied the Mirant Debtors' request for a stay of the district court's order. With the injunctions removed, the FERC could now act to require the Mirant Debtors to perform any contract subject to the FERC's jurisdiction until the FERC authorizes them to do otherwise. Under the district court's ruling, the Mirant Debtors could have to obtain the FERC's approval to reject the Back-to-Back Agreement and any other contract subject to the FERC's jurisdiction that the Mirant Debtors wish to reject because of its cost. If the FERC takes action adverse to the Mirant Debtors, appeals of any such FERC ruling would likely occur in an appellate court other than the Fifth Circuit, which could cause the Fifth Circuit to be unable to grant complete relief to the Mirant Debtors in their pending appeal.

        Mirant also entered into an agreement with PEPCO that provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by March 19, 2005 a binding court order has been entered finding that the Back-to-Back Agreement violates PEPCO's power purchase agreement with Panda ("Panda PPA") as a prohibited assignment, transfer or delegation of the Panda PPA or because it effects a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that is not severable from the rest of the Back-to-Back Agreement. If a court order is entered that triggers the purchase price adjustment, the amount of the adjustment is to be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda's prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland's highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to Back Agreement enforced and whether Panda's refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. If the June 10, 2003 decision by the Maryland Court of Appeals or a subsequent decision addressing the Back-to-Back Agreement is determined to have triggered the adjustment to the purchase price paid by Mirant to PEPCO, such adjustment would not be expected to have a material adverse effect on the Company's financial position or results of operations.

        Environmental Matters:    In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emission control implications under the NSR of past repair and maintenance activities at the Company's Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company's ownership of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company's acquisition of the plants. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. If such violation is determined to have occurred after Mirant acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which may be material.

        On September 10, 2003, the Virginia Department of Environmental Quality issued a Notice of Violation ("NOV") to Mirant Potomac River, LLC ("Mirant Potomac") alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide in excess of the "cap" established by the permit for the 2003 summer ozone season. Mirant Potomac has responded to the NOV, asserting that the cap is unenforceable, that it can comply through the purchase of emissions credits and raising other equitable defenses. Virginia's civil enforcement statute provides for injunctive relief and penalties, but no civil suit has as yet been filed. On January 22, 2004, the EPA issued a Notice of Violation to Mirant Potomac alleging the same violation of Mirant Potomac's Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia Department of Environmental Quality.

        The Company cannot provide assurance that lawsuits or other administrative actions against its power plants will not be filed or taken in the future. If an action is filed against the Company or its power plants and it is determined to not be in compliance, such a determination could require substantial expenditures to bring the Company's power plants into compliance, which could have a material adverse effect on Mirant's financial condition, results of operations or cash flows.

        Department of Justice Inquiries:    In 2002 the Company was contacted by the DOJ regarding the Company's disclosure of accounting issues, energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and the Company intends to cooperate fully. The DOJ has advised Mirant that it does not intend to take further action with respect to the allegations of improper destruction of electronic records.

        In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney's office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant has continued to receive additional requests for information from the United States Attorney's office, and it intends to continue to cooperate fully with the United States Attorney's office in this investigation.

        Securities and Exchange Commission ("SEC") Investigation:    In August 2002, Mirant received a notice from the Division of Enforcement of the SEC that it was conducting an investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues (including the issues announced on July 30, 2002 and August 14, 2002), energy trading matters (including round trip trades), Mirant's accounting for transactions involving special purpose entities, and information related to shareholder litigation. In late June 2003, the Division of Enforcement advised Mirant that its investigation of Mirant had become a formal investigation in February 2003. Mirant intends to continue to cooperate fully with the SEC.

        Commodity Futures Trading Commission Inquiries:    In August 2002, the Commodity Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas in the period from January 1, 1999 through the date of the subpoena. Among the documents requested were any documents previously produced to the FERC, the SEC, the DOJ, any state's Attorney General and any federal or state grand jury. The Company has continued to receive additional requests for information from the CFTC, and it intends to continue to cooperate fully with the CFTC. In a submission to the United States District Court for the Southern District of Texas on July 16, 2003 in a proceeding not involving the Company, the CFTC identified Mirant as one of nineteen parties being investigated for potential inaccurate gas price reporting in violation of the Commodity Exchange Act. The filing made by the CFTC indicated that it had uncovered evidence showing that eighteen of the nineteen companies may have inaccurately reported gas prices to the trade publications. Mirant understands that it is one of those eighteen companies. During reviews in connection with the CFTC investigation, Mirant has become aware that some of its employees reported information to energy industry publications that was inaccurate. Based on the information that Mirant is aware of at this time, however, Mirant does not believe that any of its employees participated in manipulation or attempted manipulation of energy price indices. Because this investigation is ongoing and the data is voluminous, Mirant cannot predict what the outcome will be.

        Department of Labor Inquiries:    On August 21, 2003, the Company received a notice from the Department of Labor (the "DOL") that it was commencing an investigation pursuant to which it was undertaking to review various documents and records relating to the Mirant Services Employee Savings Plan and the Mirant Services Bargaining Unit Employee Savings Plan. The DOL also has interviewed Mirant personnel regarding those plans. The Company will continue to cooperate fully with the DOL.

        New York Tax Proceedings:    Mirant's subsidiaries that own generating plants in New York are the petitioners in forty-one proceedings ("Tax Certiorari Proceedings") initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline Energy, LLC ("Mirant Bowline") has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. for the tax years prior to its acquisition of the Bowline Plant in 1999 under the its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett, LLC ("Mirant Lovett") has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen, LLC ("Mirant NY-Gen" and collectively with Mirant Bowline and Mirant Lovett, the "New York Debtors") has proceedings pending with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the Mirant entity owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years. Following the initiation of the bankruptcy proceedings, the New York Debtors removed the Tax Certiorari Proceedings to the United States District Court for the Southern District of New York, which referred the cases to the United States Bankruptcy Court for the Southern District of New York ("New York Bankruptcy Court"). The New York Debtors filed motions pursuant to 42 U.S.C. § 1412 and Rule 7087 of the Federal Rules of Bankruptcy Procedure for a transfer of venue of the Tax Certiorari Proceedings to the Bankruptcy Court. Certain of the taxing authorities involved in the Tax Certiorari Proceedings objected to the transfer motions and filed motions to have the New York Bankruptcy Court abstain or remand the Tax Certiorari Proceedings to their originating state courts. On December 4, 2003, the New York Bankruptcy Court issued an oral ruling remanding the Tax Certiorari Proceedings to the New York state courts in which they were originally filed.

        On September 30, 2003, the Mirant Debtors filed a motion (the "Tax Determination Motion") with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the Bankruptcy Court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett concurrently with Mirant Bowline's acquisition of the Bowline Facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were (and are) far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York state courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion. The ruling further indicated that for any of the Tax Certiorari Proceedings in which a trial on the merits had not commenced in the New York state court before which that proceeding was pending by August 1, 2004, the Bankruptcy Court would stay that state court proceeding and address itself the tax matters at issue in that proceeding. Certain of the taxing authorities have moved for leave to appeal the Bankruptcy Court's December 10, 2003 order on an interlocutory basis to the United States District Court for the Northern District of Texas.

        Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the generating facilities for 2003 which fell due on September 30, 2003 and January 30, 2004 in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003 and January 30, 2004 could subject the New York Debtors to additional penalties and interest. In the Tax Determination Motion, the Mirant Debtors requested that the Bankruptcy Court permit each of the New York Debtors to apply any previous tax overpayments made on account of their generating facilities as determined by the Bankruptcy Court as requested in the Tax Determination Motion to any post-petition tax liabilities owing to the relevant local taxing authority for current tax liabilities and be entitled to a refund of any remaining overpayments. The Tax Determination Motion also requests the Bankruptcy Court to rule that any interest or penalties that may otherwise be imposed on the New York Debtors by the relevant taxing authorities for failure to timely pay taxes be disallowed or determined to be zero. On February 11, the County of Rockland, New York, filed a motion with the Bankruptcy Court requesting that it order the New York Debtors to pay all unpaid post-petition ad valorem taxes for 2003 assessed by the taxing authorities located in Rockland County and all prospective post-petition ad valorem taxes. On March 10, 2003, the Bankruptcy Court denied that motion. The various taxing authorities may seek to lift the bankruptcy stay (which arises automatically upon the filing of a bankruptcy petition and prevents creditors exercising remedies against a debtor) such that they may seek to foreclose their liens against the various generating facilities due to the failure of the applicable entities to pay their current property taxes. In the event that the motion to lift the stay were granted, each of the New York Debtors has the option to pay the unpaid taxes it owes and avoid the result of facing foreclosure of tax liens against its generating facilities.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

        Mirant's common stock and its trust preferred securities are presently being quoted, and have been quoted since July 16, 2003, on the Pink Sheets Electronic Quotation Service ("Pink Sheets") maintained by the National Quotation Bureau, Inc. Certain restrictions in trading are imposed under a Bankruptcy Court order described in "Item 1. Business." The new ticker symbols MIRKQ and MIRPQ have been assigned to our common stock and trust preferred securities, respectively, by the over-the-counter bulletin board. As of April 14, 2004, Mirant had 146,737 holders of record. Prior to July 15, 2003, our common stock and trust preferred securities were listed under, and traded on, the New York Stock Exchange ("NYSE"). As a result of Mirant's filing on July 14, 2003 of its voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, on July 15, 2003, our common stock and trust preferred securities were suspended from trading by the NYSE and, thereafter, delisted from the exchange. The following table sets forth (1) the high and low sales prices for Mirant's common stock as reported on the NYSE for the first quarter of 2002 through the second quarter of 2003, and (2) the quarterly high and low bid quotations for our common stock as reported on the Pink Sheets for the third and fourth quarter of 2003. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Market	High	Low
2002
First Quarter	NYSE	$16.49	$7.50
Second Quarter	NYSE	$14.67	$6.50
Third Quarter	NYSE	$7.02	$1.90
Fourth Quarter	NYSE	$3.50	$1.06
2003
First Quarter	NYSE	$2.90	$1.13
Second Quarter	NYSE	$3.90	$1.48
Third Quarter	Pink Sheets	$0.75	$0.19
Fourth Quarter	Pink Sheets	$0.63	$0.26

Dividends

        We will retain any future earnings to fund our operations and meet our cash and liquidity needs. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The rights and claims of Mirant's various creditors will be determined by the plan of reorganization filed by Mirant. No assurance can be given as to the value, if any, that will be ascribed in the bankruptcy proceeding to each of these constituencies, and it is possible that Mirant's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Accordingly, we urge that caution be exercised with respect to existing and future investments in Mirant securities.

Item 6.    Selected Financial Data

        The following discussion should be read in conjunction with Mirant's consolidated financial statements and the notes thereto, which are included elsewhere in this report. The following table presents our selected consolidated financial information, which is derived from our consolidated financial statements. The financial information for the periods prior to our separation from Southern on April 2, 2001 does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during those periods.

        The following selected financial information should also be read considering that from January 1, 1999 until August 10, 2000, the date of our acquisition of Vastar Resources Inc.'s ("Vastar") 40% interest in Mirant Americas Energy Marketing, we accounted for this joint venture under the equity method of accounting. Effective August 10, 2000, Mirant Americas Energy Marketing became a wholly-owned consolidated subsidiary.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In millions except per share data)
Statement of Operations Data:
Operating revenues	$5,171	$4,705	$7,208	$3,951	$2,265
(Loss) income from continuing operations	(3,786)	(2,354)	465	299	362
(Loss) income from discontinued operations	(20)	(84)	(56)	31	10
Net (loss) income	(3,835)	(2,438)	409	330	372
Earnings (loss) per share:
From continuing operations	$(9.35)	$(5.85)	$1.36	$1.03	$1.33
From discontinued operations	(0.05)	(0.21)	(0.16)	0.11	0.04
From cumulative effect of changes in accounting principles	(0.07)	—	—	—	—

Net (loss) income	$(9.47)	$(6.06)	$1.20	$1.14	$1.37

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$12,131	$19,423	$22,043	$24,136	$13,863
Total long-term debt	1,538	8,822	8,435	5,596	4,954
Liabilities subject to compromise	9,084	—	—	—	—
Subsidiary obligated mandatorily redeemable preferred securities	—	—	—	950	—
Company obligated mandatorily redeemable securities of a subsidiary holding solely parent company debentures	—	345	345	345	—
Stockholders' (deficit) equity	(823)	2,955	5,258	4,164	3,155

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        In 2003, Mirant experienced a number of challenges, including changes in market conditions, the loss of trading liquidity, opposition to our restructuring proposals and legal uncertainties. We attempted to restructure our debt in 2003. We were not successful in this objective and, as a result, on the Petition Date, August 18, 2003, October 3, 2003 and November 18, 2003, Mirant Corporation and most of its North American wholly-owned and non-wholly-owned affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, on the Petition Date, certain of our Canadian subsidiaries filed an application for creditor protection under the CCAA in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Our businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

        In general, it is our current view that the U.S. electricity markets have excess generation capacity. Additionally, generation capacity is expected to exceed combined demand levels and reserve generation targets through 2007 to 2011 for most major markets. This market situation has the potential to result in downward pressure on electricity prices and more importantly, is expected to narrow fuel to electricity conversion spreads. In this environment, customers typically transact over shorter durations and rely more heavily on spot markets to meet their energy needs, thus making it more difficult to sell our power for longer-term durations and at prices that provide a reasonable return mostly notably on our gas-fired units. The current market environment and its expected continuation require us to continue to critically review the future operations of each of our U.S. generating assets. See "Item 1. Business" for more information.

        Our financial performance in 2003 was adversely impacted by generation overcapacity and narrowed spark spreads as discussed above. Additionally, we were adversely impacted by relatively mild weather, reduced credit and diminished trading opportunities in the marketplace due to fewer counterparties and our bankruptcy filing. The most significant factors that affected our results of operations during 2003 included the following:

  •
  In 2003, we recorded impairment losses of $2,067 million to recognize the impairment of all of the goodwill associated with our North America segment and $1,566 million to recognize an impairment of our North America long-lived assets and certain indefinite lived intangible assets. See "Results of Operations" for further detail.

  •
  Gross margin in our North America segment was lower as a result of narrower conversion spreads, lower trading volumes and fewer counterparties participating in the market or willing to do business with us. Additionally, losses related to our Northeast generation assets, negatively impacted our gross margin. In addition, the termination of our contract with the DWR and the conversion of the majority of our California units to lower-priced RMR Condition 2 contracts, although preferable to current market prices, contributed to the decrease in gross margin compared to 2002.

  •
  For the year ended December 31, 2003, our operating cash flow was significantly lower than the same period in 2002 due to our posting of additional cash collateral to counterparties of $130 million to support various energy contract positions as of December 31, 2003. Additionally, our credit status negatively impacted our operating cash flow through unfavorable working capital demands related to accelerated payment requirements by vendors while receiving cash from customers under normal payment terms.

  •
  In 2003, we completed the following sales: substantially all our investment in Birchwood Power Partners, L. P. ("Birchwood"); our Neenah generating facility; Mirant Americas Energy Capital investments; certain of our Canadian operations; and our Tanguisson power plant in Guam. The assets we divested of were considered no longer desirable given our current business plan. The sales provided $398 million in net cash received and resulted in a net gain of approximately $113 million.

Bankruptcy Considerations

        Through the bankruptcy process, we intend to restructure the Company and establish a capital structure that is consistent with the effects of overcapacity and resulting lower margins in the competitive power generation business and the resulting reduced cash flows. While in bankruptcy, we expect our financial results to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments will significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance post-bankruptcy.

        In addition, upon emergence from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements as a result of revisions to our operating plans set forth in the plan of reorganization and, if required, the impact of revaluing our assets and liabilities by applying fresh start accounting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

        We expect our time in bankruptcy to follow three general phases—stabilization, valuation and distribution. These phases are described below:

  •
  Stabilization—During this phase, we focused on stabilizing our business operations and adjusting to the changes caused by bankruptcy. These activities included securing debtor-in-possession financing, establishing working relationships with our various committees and their advisors and performing a comprehensive contract rejection review process. We have made significant progress in this phase but are continuing our stabilization efforts in 2004.

  •
  Valuation—In this phase, we will assess the business and prepare a business plan, evaluate claims made against the Mirant Debtors and prepare a plan of reorganization. We are in the early stages of this phase now and will likely be in this phase for most of 2004.

  •
  Distribution—In this phase, our plan of reorganization will be approved by the Statutory Committees and will determine how the claims of various creditors and equity holders will be satisfied. This is the final phase and should result in our emergence from bankruptcy. However, we cannot predict at this time when or if we will emerge from bankruptcy. It is possible that the assets of any one or more of the Mirant Debtors may be sold.

        Upon filing for bankruptcy, our focus largely centered on preserving the value of our businesses. We developed, and the Bankruptcy Court approved, our Counterparty Assurance Program that allowed our business activities to continue to function. The program also preserved a significant portion of the existing business at the time of the filing. See "Item 1. Business" for additional information regarding our Counterparty Assurance Program.

        We also established a systematic contract review process to determine which contracts we should assume and which contracts we should reject in the bankruptcy process. As of December 31, 2003, we have been successful in receiving the Bankruptcy Court's approval to reject several contracts and have successfully renegotiated the TPAs with PEPCO to provide better pricing over their remaining contractual terms. We have been unsuccessful in obtaining approval to reject the PEPCO Back-to-Back Agreement. See "Item 1. Business" for additional information regarding the contract rejections.

        As part of the bankruptcy process, claims are filed with the Bankruptcy Court related to amounts that claimants believe the Mirant Debtors owe them. These claims, except for claims by certain governmental agencies, were required to be filed with the Court by December 16, 2003 (March 12,

2004 for claims against the Chapter 11 estates of Mirant Americas Energy Capital and Mirant Americas Energy Capital Assets). In the absence of a specific Bankruptcy Court order providing otherwise, all governmental agencies were required to file claims with the Bankruptcy Court by January 12, 2004 (May 17, 2004 for claims against the Chapter 11 estates of Mirant Americas Energy Capital and Mirant Americas Energy Capital Assets). See "Critical Accounting Policies and Estimates" for additional information.

Business Review and Market Environment

        Over the past several months, we have critically reviewed each of our generating assets to determine whether such assets are profitable and generate cash. Given our current view of the market, certain of our U.S. generating assets will need to overcome several hurdles to remain operational. The following is a summary of our key strategic initiatives.

        In the Northeast region, certain power plants that are adversely impacted by overcapacity in the region and significant environmental capital expenditure requirements may be permanently shutdown or temporarily shutdown ("mothballed") if current conditions persist or the Company is unsuccessful reaching an agreement on a regulatory solution. Another significant issue in the Northeast region is our New York property tax disputes at most of our New York power plants. See "Item 3. Legal Proceedings" for additional information. At our current tax rates, our New York power plants are forecasted to have negative operating cash flows. Without substantial tax relief, we will likely sell, permanently shutdown or abandon these plants. In addition, our New York power plants face a challenging operating environment due to poor supply/demand fundamentals and marginal cost bidding by our competitors.

        In the Mid-Atlantic region, our financial results since 2001 include significant non-cash revenue from the amortization of the then fair values of the TPA liabilities assumed as part of our acquisition of generation assets from PEPCO. This non-cash revenue comprised approximately 34%, 30% and 19% of the gross margin of our North America segment for the years ended December 31, 2003, 2002 and 2001, respectively. The TPAs expire in June 2004 and January 2005. The expiration of the TPAs will free up committed capacity, allowing us to pursue structured load deals or other contract sales opportunities. If we are unable to replace the TPA load, we will be subject to greater price risk and to earnings and cash flow volatility when the TPAs expire. Additionally, under our Back-to-Back Agreement with PEPCO, we are obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices. We attempted to reject the PEPCO Back-to-Back Agreement following our bankruptcy filing. On December 23, 2003, the federal district court in Texas denied our motion to reject the contract. We have appealed that decision. Given the material nature of the contract, we believe we may not be able to emerge from bankruptcy until this matter is resolved. See "Item 3. Legal Proceedings" for additional information regarding the PEPCO Back-to-Back Agreement.

        In the West region, litigation related to our RMR contract in California represents a significant contingency that could result in sale or other disposition of some or all of our RMR units. See Note 17 to our consolidated financial statements contained elsewhere in this report for additional information. In addition, the magnitude of environmental capital expenditure requirements may require us to shut down certain power plants. We are pursuing contracts with third parties at our generating facilities in Nevada and Oregon and currently have approximately 325 MW under long-term contract through 2008.

        In the Mid-Continent region, we are working to either extend our current contracts or enter new contracts after their expiration between May 2004 and March 2007 at our generating facilities in Florida and Georgia. We are also working to open new channels to realize value from our plants in Michigan and Indiana through contracts with other utilities. Currently, we have 306 MW under long-term contracts expiring in 2006.

        Our current business plan reflects our intentions to permanently or temporarily shutdown generating plants with a total capacity of 1,592 MW over the next five years. Additionally, we do not expect to independently complete our four suspended construction projects that consist of 2,188 MWs of generating capacity and will either pursue partnerships to complete, sell or abandon those projects. During 2004, we expect to mothball the Wrightsville generating facility, in which we have a 51% ownership interest.

        In response to the current market conditions, we plan to enhance the performance of our U.S. generation assets and further reduce overhead costs. To achieve these objectives, we have embarked on two separate initiatives—the first focused on increasing cash flows from our plants and the second focused on reducing overhead costs through process redesign and resizing support levels. Our plan assumes significant savings will be generated from those initiatives.

        Our severance charges were approximately $38 million in 2003. We expect that as we continue to restructure the Company, we will have additional reductions in workforce and severance charges.

        Throughout 2003, we narrowed the scope of our energy trading and marketing activities. In 2004, we will focus our asset management activities on limiting open price and commodity exposures designed to lower gross margin at risk. In essence, we are focusing on managing cash flow and the volatility of cash flow within our U.S. generation portfolio. We discuss our amended Risk Management Policy in "Item 1. Business" and our accounting for these activities in "Critical Accounting Policies and Estimates."

        We plan to continue our optimization trading. Beginning in November 2003, our optimization trading activities employed a significantly reduced Value at Risk ("VaR") as compared to previous years and we have eliminated several commodities and strategies that can be used in this area. This change in operational scope reflects our current view of market liquidity and available credit terms to us while in bankruptcy.

        Mirant also has significant assets in the Philippines and the Caribbean. In contrast to the cyclical commodity markets of North America, Mirant's international operations include integrated utilities and generating companies with long-term contracts in cooperation with local governments which provide more stable earnings and cash flow than our North America business. Our core initiatives for our international businesses include the following:

  •
  continue to perform on our NPC contracts in the Philippines;

  •
  manage regulatory, political and customer relationships;

  •
  obtain rate increases at JPSCo in 2004, which will set our rates in Jamaica for the next five years;

  •
  reduce the system electricity losses at JPSCo as part of our continuous improvement efforts;

  •
  add additional generation capacity in the Caribbean; and

  •
  expand our energy supply business in the Philippines from available, but unused generation capacity.

Key Factors to Emerge from Bankruptcy

        We will devote much of our efforts in 2004 to activities that directly relate to restructuring the Company, streamlining work processes and preparing to emerge from bankruptcy. Some of the key issues that need to be addressed to facilitate our emergence from bankruptcy are summarized below.

  •
  Pending Litigation.  We have several outstanding legal matters that we would like to resolve while under bankruptcy protection. Two of the more significant issues relate to New York property tax disputes at certain of our New York power plants and the California RMR related litigation. Without sufficient tax relief, we may not be able to continue to operate our New York power plants resulting in their sale, permanent shutdown or abandonment. See "Item 3. Legal Proceedings" for additional information. The California RMR litigation represents a significant contingent liability that until it is resolved, creates significant uncertainty regarding post-bankruptcy liabilities and available cash flow from our California assets. See Note 17 to our consolidated financial statements contained elsewhere in this report for additional information regarding the California RMR litigation.

  •
  Resolution of Contracts Subject to FERC Jurisdiction.  We attempted to reject the PEPCO Back-to-Back Agreement following our bankruptcy filing. Under this contract Mirant purchases power from PEPCO at prices that are significantly higher than market. On December 23, 2003, the federal district court in Texas denied our motion to reject the contract and ruled that the Bankruptcy Court cannot affect any contracts under the jurisdiction of the FERC. We have appealed that decision. We do not know the timeframe required for a resolution of this appeal. Given the material nature of the contract, we believe we may not be able to emerge from bankruptcy until this matter is resolved. See "Item 1. Proceedings under Chapter 11 of the Bankruptcy Code."

  •
  Resolution of Intercreditor Issues.  The Mirant Debtors have a committee of unsecured creditors for Mirant Corporation and a committee of unsecured creditors for Mirant Americas Generation. A number of issues between the creditor committees must be resolved before we can emerge from bankruptcy. See "Item 1. Proceedings under Chapter 11 of the Bankruptcy Code."

  •
  Evaluation of Mid-Atlantic Operating Leases.  We lease our Dickerson and Morgantown baseload units. Given the significance of this generation capacity to our operations in the U.S., the characterization of these leases as financings or executory contracts are a critical issue to be resolved in the bankruptcy process. See Note 18 to the consolidated financial statements contained elsewhere in this report for further discussion of these leases.

  •
  Determination of Capital Structure.  Our operations in the U.S. are adversely affected by our current credit rating. Certain customers in the marketplace will no longer do business with us, and our ability to secure bilateral contracts has been hampered. In addition, we have a significant amount of capital employed in our businesses, in the form of cash collateral posted with counterparties to support current commodity positions. Unless we are able to achieve a capital structure to support a more favorable credit rating, we will continue to face a very high cost of capital.

Other Key Factors—Employee Turnover

        We have experienced an increased level of employee turnover. We are addressing employee turnover by using temporary labor and hiring new employees, but institutional knowledge and efficiency have been adversely impacted. We are implementing a Key Employee Retention Plan for 2004-2005. Employee retention company-wide is a key focus area in 2004.

Critical Accounting Policies and Estimates

        The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management's estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. We believe that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. We discussed the selection of and application of these accounting policies with the Audit Committee of the Board of Directors.

Accounting for Commodity Trading and Marketing Activities

        Our North America businesses use derivatives and other contracts to hedge our power generation assets and to engage in optimization trading activities. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

        We reclassified certain derivatives or energy contracts into the following categories—optimation trading, asset management and legacy. All of these activities are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings except for a limited number of transactions that are considered normal purchases or normal sales and therefore qualify for use of accrual accounting. Certain derivative transactions are entered into under master netting agreements that provide us with legal right of offset in the event of default by the counterparty and are, therefore, reported net in our consolidated balance sheets.

        The fair value amounts contained within our consolidated financial statements are estimates based largely on quoted market prices or, if no active market exists, quantitative pricing models. We estimate the fair value of certain derivative contracts using our pricing models based on contracts with similar terms and risks. Our modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract's delivery point. The nominal value of the transaction is also discounted using a London InterBank Offered Rate ("LIBOR") based forward interest rate curve. In addition, the fair value of our derivative contracts reflects the risk that the counterparties to these contracts may default on their obligations. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points. The amounts recorded as revenue change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control.

        Non-derivative energy-related contracts such as transportation contracts, storage contracts and tolling agreements, are required to be accounted for as executory contracts using the accrual method of accounting and not at fair value. As a result of the consensus on EITF Issue 02-03, all non-derivative energy trading contracts as of January 1, 2003 that existed on October 25, 2002 have been adjusted to historical cost resulting in a cumulative effect adjustment of $26 million, net of taxes, which was recorded in the first quarter of 2003. Certain of these contracts were reclassified from price risk management liabilities to transition power agreements and other obligations on our consolidated balance sheets.

        Because we use derivatives, our financial statements—including gross margin, operating income, balance sheet ratios and cash flow—are, at times, volatile and subject to fluctuations in value due to changes in commodity prices. The largest of our derivative instruments is the PEPCO Back-to-Back Agreement related to our purchase power contracts. The change in fair value of the two largest contracts over the last three years is shown below. We expect continued changes in fair value over the terms of the contracts, the longest of which extends to 2021.

		Increase/(Decrease) to Gross Margin
Contract
	Expiration	2003	2002	2001
		(in millions)
Ohio Edison	December 2005	$114	$83	$(153)
Panda Brandywine	October 2021	63	(51)	(46)

Total		$177	$32	$(199)

Bankruptcy Claims Assessment

        Our consolidated financial statements include, as liabilities subject to compromise, the pre-petition liabilities recorded on our consolidated balance sheet at the time of our bankruptcy filing with the exception of the settlements approved by the Bankruptcy Court prior to December 31, 2003. In addition, we also reflect as liabilities subject to compromise the probable claim amount relating to liabilities for rejected contracts, litigation, accounts payable-trade, debt and other. The probable claims estimate included in our December 31, 2003 consolidated financial statements is approximately $100 million. These probable claims require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court's ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants' supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change, as the claims are resolved in the Bankruptcy Court.

        As of December 31, 2003, we had approximately 7,500 proofs of claim filed in our Chapter 11 cases totaling approximately $227 billion. Our preliminary analysis determined that approximately $215 billion of the total represents redundant claims, which are primarily duplicate claims filed against multiple Mirant Debtors. The amount of the proofs of claim submitted net of redundancies approximates $12 billion. This amount plus $2 billion of liabilities recorded on the consolidated balance sheet for which claims have not been filed represents the estimate of current claims exposure against the Mirant Debtors which excludes damage claims related to rejection of certain contracts. Of the $14 billion, we have approximately $9 billion recorded as liabilities subject to compromise on our consolidated balance sheet as of December 31, 2003.

        In addition, numerous claims were filed with no dollar amount indicated or with no range listed on the proofs of claim. We cannot accurately estimate the additional exposure that may be allowed by the Bankruptcy Court related to these claims or as a result of the amendment of other previously filed claims. Our analysis of claims focused on claims not reflected on our consolidated balance sheet and claims that had different amounts than what our records indicated. The remaining claims of approximately $5 billion as of December 31, 2003 consisted of the following categories (in millions).

Description	Claim Amount as of December 31, 2003
Contract rejections	$1,749
Litigation	1,372
Accounts payable-trade	624
Debt	434
Other	818

Total	$4,997

        As of March 24, 2004, we had approximately 7,800 proofs of claim filed in our Chapter 11 cases totaling approximately $242 billion, of which approximately $227 billion represents redundant claims. An additional $2 billion represents the Company's preliminary estimate of the amount of the proofs of claim for which the Company has identified a basis for objection to the claim. The amount of the proofs of claim net of redundancies and amounts for which we have identified a basis for objection totals approximately $13 billion. This amount plus $2 billion of liabilities recorded on the consolidated balance sheet for which claims have not been filed represents the estimate of current claims exposure against the Mirant Debtors as of March 24, 2004.

        Our estimates may be materially different than the amounts ultimately allowed in the Chapter 11 proceedings. The following is a summary of the procedures we performed to calculate the probable claim amount for each type of claim.

        Contract Rejections:    We recorded an estimated damage claim amount for those contracts that we have successfully rejected through the Bankruptcy Court process. We calculated the estimated claim amount as the fair value of the rejected contract based on what we believe a willing third party would pay to Mirant to step into the contract. For certain contracts, these estimates involve long-range commodity price assumptions that are difficult to predict. We estimated the fair value of these contracts using the same procedures used to value our price risk management assets and liabilities in the normal course of business. In this category, we estimated that our incremental liability subject to compromise is approximately $66 million, which is net of $99 million of notes receivable that we wrote off due to us from one of the claimants.

        Litigation:    We assessed our legal exposures through discussions with applicable legal counsel and analysis of case law and legal precedents. We recorded our best estimate of a loss when the loss was considered probable, or the low end of our range if no estimate was better than another estimate within a range of estimates. For matters that are not probable and/or estimable, we have recorded no liability. As of December 31, 2003, we recorded no incremental liabilities subject to compromise related to claims involving litigation.

        Accounts Payable-Trade:    For all invoiced claims for services performed but not reflected in our pre-petition accounts payable on our consolidated balance sheet, we recorded a liability subject to compromise equal to the claim amount. For claims related to services that we cannot verify were performed or claims related to alleged damages resulting from our bankruptcy proceedings, we have not recorded any liability. As of December 31, 2003, we have recorded approximately $18 million of incremental liabilities subject to compromise related to claims within this category

        Debt:    We compared estimated damage claim amounts for our debt and accrued interest obligations to our records. We accrued additional administrative and interest expenses for properly supported claims of approximately $16 million as liabilities subject to compromise on our accompanying consolidated balance sheets as of December 31, 2003.

        Other:    Other claims include claims filed across multiple categories such as taxes and employee claims. We did not believe that any of these claims met the probable criteria for accrual at December 31, 2003 and as a result, we recorded no incremental liabilities subject to compromise related to claims within this category.

Income Taxes

        At December 31, 2003, we had a valuation allowance of approximately $2.1 billion primarily related to our U.S. net deferred tax assets. In assessing the recoverability of our deferred tax assets, we consider whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will be deductible. While in bankruptcy, we expect to continue to record valuation allowances for net operating losses from our U.S. businesses. We will not be able to forecast future taxable income while in bankruptcy given the uncertainty surrounding the ultimate settlement of our liabilities subject to compromise.

        As of December 31, 2003, we have approximately $2.2 billion of U.S. federal net operating loss ("NOL") carryforwards for financial reporting purposes. Similarly, there are approximately $3.6 billion of state net operating loss carryforwards. The ultimate utilization of our NOLs will depend on several factors, such as the amount of our debt that is cancelled through the bankruptcy proceedings and the financial plan contained in the plan of reorganization. If a portion of our debt is cancelled in bankruptcy, the amount of the cancelled debt reduces tax attributes such as our NOLs which, depending on our tax elections, could reduce or fully utilize the available NOLs. The plan of reorganization will indicate if NOLs are expected to exist post-bankruptcy, the projected timeframe for utilizing the available NOLs and the degree to which they are expected to be utilized.

        We are under audit by several governmental entities for multiple years. Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. A tax liability is recorded for certain tax filing positions where our inability to sustain the tax return position is probable and estimable. Such liabilities are based on judgment and it can take many years between the time when a liability is recorded and when the related filing position is no longer subject to question. Management periodically reviews these matters and adjusts the liabilities recorded as appropriate.

Long-Lived Assets

        We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of an impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. In 2002, we recorded impairment charges of $610 million as described in Note 7 to our consolidated financial statements contained elsewhere in this report. In the second quarter of 2003 an analysis of North America's long-lived assets was performed as a result of certain triggering events as described in Note 8 to our consolidated financial statements contained elsewhere in this report. The analysis indicated no impairment was present. In the fourth quarter of 2003, it became apparent that we will not be able to fully recover the carrying value of certain of our long-lived assets and certain identifiable intangibles related to our North America long-lived assets. As a result, we recorded impairment charges in 2003 of $1,567 million as described in Note 7 to our consolidated financial statements contained elsewhere in this report. Further, we determined that no events have occurred in 2003 that would require a review of our international long-lived assets for impairment. The key assumptions, sensitivities and conclusions from our North America analysis are summarized below.

  •
  The 10-year business plans for each of our U.S. generating plants provide the foundation for determining the nominal future cash flows. Since the economic useful life of our plants is longer than 10 years, such business plans were extrapolated over the plants' expected economic useful lives. The assumption regarding the economic useful lives of our plants is discussed in detail below.

  •
  The gross margin amounts in the business plans are the most difficult area to estimate and were determined by our internal forecasting model. This model is a production cost model that uses a variety of inputs, including: capacity factors; heat, emissions and outage rates; variable operation and maintenance assumptions; projected fuel prices; hydro capacity and energy; hourly temperature and humidity data; transfer capabilities to neighboring regions; and new unit construction and unit retirement assumptions. The model uses these inputs to calculate the estimated power and fuel prices and how our plants will perform given the forecasted scenarios. Since forecasting plant gross margin is the most significant model output and also the most difficult to predict over a long period of time, we benchmarked our market views against third party data and engaged a third party appraisal firm to review our model assumptions and results.

  •
  Our forecasting model assumes overcapacity in most major markets. We assume that under current market and regulatory conditions, market equilibrium does not occur until 2007 in some of our major markets and as late as 2011 in others.

  •
  The 10-year business plans include estimated cash savings from the OPI initiative that are more fully discussed in "Item 1. Business." The total amount of the cash savings assumed ranges from $90 million to $150 million each year of the plan.

  •
  The economic useful lives for our plants were based on industry analysis performed by the third party appraisal firm and the implications of our business plan regarding specific plants. The analysis involved specific review of simple cycle, combined cycle and coal-fired units similar to the facilities we have in our portfolio. The review also considered historical data, other industry sources and the professional experience of the third party appraisal firm. The capital expenditure program planned for each facility is also a major determinant in a plant's economic useful life. Shorter economic useful lives were used for plants where management has determined that early shutdown was the most appropriate course of action. Except for when our financial plan indicated shorter economic useful lives were warranted, the economic useful lives used in our analysis are consistent with prior years.

  •
  In cases where an impairment was indicated, we discounted the cash flows using rates ranging from 9% to 10% depending on the age of the plant and whether the plant's output has been sold under forward contracts. We used discount rates closer to 9% for generation plants that are newer or have a larger portion of the plant's power sold under forward contracts. We used discount rates closer to 10% for generation plants that are older or have a smaller portion of the plant's power sold under forward contracts.

  •
  Suspended construction projects have no associated business plans as management has determined that completion of these projects to be highly unlikely. The fair value of a suspended project was based on estimates of what we believe a third party would pay for the asset in today's market. Certain suspended projects were grouped with operating plants for purposes of testing recoverability while others were analyzed on a stand-alone basis. This determination was based on whether the suspended project would be considered to have its own independent cash flows (if completed) or if the suspended project would be required to be operated in conjunction with other operating plants if the suspended project was to be completed.

  •
  Our impairment analysis included multiple cash flow scenarios at several of the plants that reflect alternative outcomes. We weighted the scenarios, when applicable, based on management's assessment of the probability of their outcomes. Alternative scenarios included:

  •
  A percentage adjustment applied to Mirant's forecast model based on a comparison to average forward market price curves.

  •
  Changes in projected property tax relief related to our Northeast generation assets.

  •
  Varied economic useful lives for our Northeast and West generating assets where continued operation will be affected by current or future discussions with local regulatory agencies.

        The Company's methodology and resultant impairment calculations were reviewed by an independent third party appraisal firm knowledgeable in the industry and with extensive experience in the valuation of power plants. Refinements in the Company's methodology were made in connection with such independent review and recorded by the Company.

        The impairment charge of $1,567 million relates to our generating assets in the Northeast, Mid-Continent and West regions and suspended construction projects, as follows (in millions):

Northeast generation assets	$265
Mid-Continent	245
West generation assets	694
Suspended construction projects	362
International	1

Total long-lived asset impairment losses	$1,567

Goodwill and Indefinite-lived Intangible Assets

        We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill (Step I). For this test our reporting units are North America, Asia and Caribbean. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II). We are required to test for goodwill each year at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

        The accounting estimates related to determining the fair value of goodwill requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

        As a result of two credit rating downgrades, opposition to Mirant's restructuring proposals, material unfavorable variances to our prior business plan through the second quarter of 2003 and a lawsuit filed against our restructuring proposal by Mirant Americas Generation bondholders, we assessed our North America goodwill for impairment at June 30, 2003. Additionally, we considered our bankruptcy filing on July 14, 2003, as an event, which confirmed our conclusion that a significant adverse change in our business climate in North America had occurred and was continuing. As a result of the foregoing factors, we performed a goodwill impairment assessment.

        In performing our impairment analysis, we determined the fair value of our North America reporting unit using discounted cash flow techniques and assumptions as to business prospects using the best information available. The results of our analysis indicated that goodwill was impaired related to our North America reporting unit. Accordingly, in the second quarter of 2003, we recorded an impairment charge of approximately $2.1 billion, representing the entire balance of goodwill attributable to our North America reporting unit.

        The critical assumptions used in our North America impairment analysis included the following: assumptions as to the future electricity and fuel prices; future levels of gross domestic product growth; levels of supply and demand; and estimates of our weighted average cost of capital.

        The above assumptions were critical to our determination of the fair value of the goodwill and other intangible assets of the Company. The combined subjectivity and sensitivity of our assumptions and estimates used in our goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates possibly resulting in an impairment charge being required for a lesser amount. However, based on our analysis, our North America reporting unit failed the Step I impairment test by a significant amount as the carrying value exceeded the fair value by approximately $1.6 billion.

        We performed our annual test for goodwill impairment effective October 31, 2003 for our Asia and Caribbean reporting units. The test was based upon the business plan completed in early 2004. The results of those tests indicated that the goodwill balance, which totals approximately $587 million at December 31, 2003 is realizable based on the future business plans for those businesses. We engaged a third party appraisal firm to review our model assumptions and results.

        In our Caribbean reporting unit, the fair value of the reporting unit exceeded the carrying value including goodwill at October 31, 2003 by $221 million. The cost of capital rate significantly impacts the fair value of our projected future cash flows in the Caribbean. We used a cost of capital of 11% in determining the present value of our projected future cash flows. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point change in the cost of capital rate would change the discounted value of our projected future cash flows by approximately $44 million which would still not indicate an impairment.

        In Asia, our power plant ownership transfers to the NPC between 2024 and 2025. The contractual ownership transfer will impact our annual goodwill analysis resulting in a portion of the remaining goodwill balance being written off periodically at some point in the future until the time of ownership transfer. We cannot predict when, or if, in the future an impairment will incur.

        In our Asia reporting unit, the fair value of the reporting unit exceeded the carrying value including goodwill at October 31, 2003 by approximately $100 million. The critical assumptions used in our Asia analysis are as follows:

  •
  Mirant's Sual and Pagbilao projects operate under long-term BOT agreements with capacity committed to NPC of 1,000 MW and 700 MW, respectively. The agreements for the Sual and Pagbilao projects end at the end of October 2024 and August 2025, respectively. At the end of the agreements, the plants are required to be transferred to NPC free from any lien or payment of compensation. Over 90% of the revenues are expected to come from fixed capacity charges that are paid without regard to dispatch level of the plant. Capital recovery fees, infrastructure fees and service fees, which comprise most of the fixed capacity charges, are denominated in U.S. dollars. The fixed operating fees, energy fees and other incidental fees have both U.S. dollar and Philippine peso components that are both indexed to inflation rates.

  •
  Mirant holds a 20% minority interest in Ilijan, a 1,251 MW gas-fired combined cycle power plant in the Philippines. Ilijan operates under a 20-year energy conversion agreement for 1,200 MW with NPC.

  •
  The Asia forecasted cash flow data assumes the Pagbilao and Sual minority shareholders exercise the put options requiring Mirant Asia-Pacific to purchase the minority shareholders' interest in the Pagbilao and Sual projects in 2004 and 2005.

  •
  The forecasted cash flows were impacted by complex assumptions related to U.S. and local country taxes.

  •
  The cost of capital rate significantly impacts the fair value of our projected future cash flows. We used a cost of capital of 14% in determining the present value of our projected future cash flows. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point change in the cost of capital rate would change the discounted value of our projected future cash flows by approximately $87 million.

Pension and Other Post-Retirement Benefits

        We have various defined benefit plans. We use several statistical methods and other factors to calculate the expenses and liabilities related to these plans. These factors include our assumptions about the discount rate, expected return on plan assets and rate of future compensation increases. In addition, assumptions related to mortality rates and other factors are made by our actuarial consultants to estimate our projected benefit obligation. The actuarial estimates may differ significantly from actual results. See Note 15 to our consolidated financial statements contained elsewhere in this report for additional information concerning our employee benefit plan obligations, assumptions and expenses.

Litigation

        We are currently involved in certain legal proceedings. These legal proceedings are discussed in "Item 3. Legal Proceedings" and Note 17 to our consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Financial Condition

Liquidity and Capital Resources

        The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 filings. The Chapter 11 filings will involve, or may result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

        During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. All intercompany transfers by such Mirant entities will be recorded as intercompany loans on a junior superpriority administrative basis and are secured by junior liens on the assets of the relevant borrowing group. Upon entering into the debtor-in-possession credit facility described below, the cash balances of the participating Mirant Debtors became subject to security interests in favor of the debtor-in-possession lenders and, upon certain conditions, such cash balances are swept into concentration accounts controlled by the debtor-in-possession lenders.

        As of December 31, 2003, the intercompany borrowing limits (exclusive of any intercompany transfers of goods and/or services for value incurred in the ordinary course of business and consistent with prior practice) are as follows:

  •
  $100 million (plus existing intercompany loan from Mirant Americas Energy Marketing) for Mirant and its direct and indirect Debtor subsidiaries other than Mirant Americas Energy Marketing, Mirant Americas Generation and its direct and indirect subsidiaries and West Georgia;

  •
  $100 million for Mirant Americas Energy Marketing;

  •
  $150 million for Mirant Americas Generation and its direct and indirect Debtor subsidiaries other than Mirant Mid-Atlantic and its direct and indirect Debtor subsidiaries; and

  •
  $200 million for Mirant Mid-Atlantic and its direct and indirect Debtor subsidiaries.

          On November 5, 2003, certain of the Mirant Debtors entered into a two-year debtor-in-possession credit facility for up to $500 million (the "DIP Facility") with General Electric Capital Corporation ("GECC"). The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased up to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative, reporting, restrictive and financial covenants. The covenant descriptions below are summaries of the respective provisions.

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

  (ii)
  On a monthly and quarterly basis, financial information, certified by management, regarding Mirant and its subsidiaries, consisting of (a) consolidated unaudited balance sheets as of the close of such month/quarter and the related statements of income (loss) and cash flows, in each case, for that month/quarter and the portion of the year ending as of the close of such month/quarter and unaudited statements of income (loss) and cash flows for such month/quarter, setting forth specified comparative information, and (b) unaudited consolidating statements of income (loss) as of the close of such month/quarter and for the portion of the year ending as of the close of such month/quarter and gross margin statements as of the close of such month/quarter and for that portion of the year ending as of the close of such month/quarter, all the foregoing prepared in accordance with GAAP. For the months ended January 31, 2004 and February 29, 2004, the delivery date has been extended to April 30, 2004. In addition, the Company has agreed to deliver quarterly a management discussion and analysis for the Company that includes a comparison to projections for that quarter, where available, and a comparison of performance for that quarter to the corresponding period in the prior year;

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

  (iv)
  As soon as available, but not later than the end of each year (for 2004, the delivery date was extended to March 1, 2004), an annual operating plan for the Company and its subsidiaries, on a consolidated basis;

  (v)
  On an annual basis, within ninety (90) days after the end of each year (for the 2003 fiscal year, the delivery date has been extended to April 30, 2004), (a) a summary of the outstanding balance of all intercompany notes as of the last day of such year, (b) audited financial statements for the Company on a consolidated basis, prepared in accordance with GAAP and certified without qualification or exception (other than as to going-concern), by an independent certified public accounting firm of national standing or otherwise acceptable to agent and (c) unaudited consolidating statements of income and gross margin;

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

  (ii)
  make, or permit any of their domestic subsidiaries to make, or permit to exist any investment in, or make, accrue or permit to exist any loans or advances of money to, any person;

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

  (x)
  sell, transfer, lease, convey, assign or otherwise dispose of any of its properties or other assets, subject to exceptions specified in the DIP Facility, which exceptions include, the sale of inventory in the ordinary course of business consistent with past practice, the disposition in the ordinary course of obsolete property, certain leases or subleases of real property that do not interfere in any material respect in the business of any DIP Borrower, so long as no default or event of default has occurred and is continuing, and any disposition of assets for total consideration not exceeding $300 million in the aggregate in deemed collateral release value and $600 million in the aggregate of gross proceeds (provided, that the consideration shall not be less than the fair market value and not less than ninety percent (90%) of the consideration for each such asset sold shall be payable in cash); and

  (xi)
  incur obligations in connection with energy trading and marketing activities with a maximum Value at Risk in excess of $60 million at any time outstanding, subject to grace periods specified in the DIP Facility.

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

Total Cash, Cash Equivalents and DIP Facility Availability

        The table below sets forth total cash, cash equivalents and availability under the DIP Facility and other credit facilities of Mirant Corporation and its subsidiaries as of April 2, 2004 and December 31, 2003 and 2002, respectively (in millions):

	April 2, 2004		December 31, 2003		December 31, 2002
Cash and Cash Equivalents:
Debtors:
Mirant Corporation	$399		$467		$862
Mirant Americas Generation(1)	117		115		208
Mirant Mid-Atlantic(1)	279		209		44
Mirant Americas Energy Marketing	25		161		33
Other subsidiaries	184		163		69

Total debtors cash and cash equivalents	1,004		1,115		1,216
Non-debtors	511		512		490

Total cash and cash equivalents	1,515		1,627		1,706
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries' debt agreements	388	*	392	*	367	*

Total available cash and cash equivalents	1,127		1,235		1,339
Available under pre-petition credit facilities	—		—		51
Available under DIP Facility	274		279		—

Total cash, cash equivalents and credit facilities availability	$1,401		$1,514		$1,390

*
Amounts designated as "Cash required for operating working capital or other purposes or restricted by the subsidiaries' debt agreements" are estimated amounts. In addition, as of April 2, 2004 and December 31, 2003, such amounts include approximately $87 million and $92 million, respectively, held by certain Canadian subsidiaries that are subject to protection under the CCAA in Canada.

(1)
Since filing for protection under Chapter 11, none of the debtors have made dividends or capital contributions. As discussed above, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court.

        For the year ending December 31, 2004, we forecast a decrease of cash of approximately $342 million. In 2004, we expect to generate cash from operations of approximately $3 million. This forecast includes the assumption that we will post approximately $187 million of additional net cash collateral in 2004. This collateral is expected to be required to support new contracts we expect to enter into relating to our North America generation asset portfolio. A significant portion of these contracts are expected to replace the TPAs expiring in 2004 that currently hedge our Mid-Atlantic generation facilities. These new contracts would be expected to reduce the potential risk associated with the portion of the generation portfolio they are used to economically hedge. In addition, our 2004 forecast assumes continued payments under the power purchase agreements ("PPAs") and the payment of approximately $105 million of bankruptcy related professional fees. Our 2004 forecast also assumes the non-payment of interest of approximately $500 million on pre-petition unsecured debt.

        We expect to use cash in investing activities of approximately $193 million. This forecast includes the assumption that we will incur capital expenditures of approximately $204 million.

        We expect to use cash in financing activities of approximately $152 million. This forecast includes the assumption that we will repay long-term debt related to our Philippine operations of approximately $160 million and incur approximately $15 million in new net debt in our International operations.

        This forecast excludes certain potential increases in cash resulting from actions taken in connection with the bankruptcy proceedings, including the benefit realized by the rejection or re-negotiation of additional pre-petition contracts. We anticipate that our total cash and cash equivalents, together with our debtor-in-possession financing, will be sufficient to fund our operations during the bankruptcy proceedings.

        As discussed in "Item 1. Business," we are subject to extensive environmental regulations. Based on expected requirements and technological advances, we estimate environmental expenditures to be approximately $374 million over the next five years.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

        We are in the process of evaluating the Mirant Debtors' executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected. See "Item 1. Proceedings under Chapter 11 of the Bankruptcy Code." The table presented below does not include contracts that we have successfully rejected through the Bankruptcy Court process.

        Our debt obligations, off-balance sheet arrangements and contractual obligations as of December 31, 2003 are as follows (in millions):

	Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2004	2005	2006	2007	2008	More than 5 years
Long-term debt not included in liabilities subject to compromise	$1,538	$256	$206	$379	$137	$81	$479
Operating leases	2,959	146	154	141	147	156	2,215
Purchase commitments:
Long-term service agreements	702	27	32	38	41	50	514
Fuel and transportation commitments	687	216	191	131	134	4	11
Construction related commitments	290	35	128	104	23	—	—
Power purchase agreements	1,258	212	212	52	52	52	678
Other purchase commitments	28	28	—	—	—	—	—

Total excluding pre-petition debt	7,462	$920	$923	$845	$534	$343	$3,897

Liabilities subject to compromise	9,084

Total debt obligations, off-balance sheet arrangements and contractual obligations	$16,546

        Long-term debt not included in liabilities subject to compromise included in current portion of long-term debt and long-term debt on the consolidated balance sheets and are discussed in Note 13 to our consolidated financial statements contained elsewhere in this report.

        Operating leases are off-balance sheet arrangements and are discussed in Note 18 to our consolidated financial statements contained elsewhere in this report. These amounts primarily relate to our minimum lease payments associated with our lease of the Morgantown and Dickerson baseload units.

        Other purchase commitments represent the open purchase orders less invoices received related to open purchase orders for general procurement products and services purchased in the ordinary course of business.

        Long-term service agreements are discussed in Note 18 to our consolidated financial statements contained elsewhere in this report. These amounts represent our total estimated commitments under our long-term service agreements associated with turbines installed or in storage and are based on scheduled payments under pre-petition agreements.

        As part of the Chapter 11 process, Mirant renegotiated its long-term service agreements related to its combustion turbine generation facilities. The new agreements provide more favorable terms, including reduced pricing and increased flexibility to modify terms based upon market conditions. Mirant estimates that these new agreements will result in net savings of approximately $330 million over the life of these agreements. The new agreements will be effective as of January 1, 2004.

        Fuel and transportation commitments are discussed in Note 18 to our consolidated financial statements contained elsewhere in this report. These amounts relate primarily to long-term coal agreements and other fuel purchase and transportation agreements. The table above does not include certain contracts, which are accounted for as derivatives. The fair value of these contracts are included in price risk management assets or price risk management liabilities on our consolidated balance sheets.

        Construction related commitments are discussed in Note 18 to our consolidated financial statements contained elsewhere in this report. These amounts relate primarily to contracts for construction activities at our generation facilities.

        PPAs are discussed in Note 19 to our consolidated financial statements contained elsewhere in this report. These amounts represent the estimated commitments under the PPAs that Mirant assumed in the asset purchase and sale agreement for the PEPCO generating assets. The estimated commitment is based on the total remaining MW commitment at contractual prices. These contracts are accounted for as derivatives. The fair value of these agreements as of December 31, 2003 is included in liabilities subject to compromise on our consolidated balance sheets. As discussed in Note 2 to our consolidated financial statements contained elsewhere in this report, the Mirant Debtors' motion to reject the Back-to-Back Agreement related to the PPAs was denied by the federal district court in Texas.

        Liabilities subject to compromise represent liabilities incurred prior to the Petition Date. As discussed in Note 12 to our consolidated financial statements contained elsewhere in this report, the amounts of liabilities subject to compromise represent our estimate of known or potential pre-petition claims that we expect will be resolved in the bankruptcy process. Adjustments to the liabilities subject to compromise may result from negotiations with the respective creditors, actions of the Bankruptcy Court, rejection of executory contracts, and the determination as to the value of any such claim or the value of the respective obligor.

Cash Flows

        In 2003, our net cash provided by operating activities was $21 million compared to cash provided by operating activities of $578 million in 2002. This decrease of $557 million was primarily due to favorable changes in working capital in 2002 compared with unfavorable changes in working capital in 2003. In 2002, our cash from operating activities benefited from our receipt of income tax refunds of $254 million. In addition, $510 million of the decrease in cash from operating activities related to cash collateral and is summarized as follows for the years ended December 31, 2003 and 2002 (in millions):

	2003	2002	Decrease
Cash collateral posted with counterparties	$(130)	$262	$(392)
Cash collateral received from counterparties	(131)	(13)	(118)

Total cash collateral impact on cash from operating activities	$(261)	$249	$(510)

        We often issue letters of credit as collateral for counterparties; however, during much of 2003 we were unable to issue new or extend existing letters of credit. Although total collateral, defined as cash collateral plus letters of credit, decreased during 2003, we posted additional cash collateral with counterparties of $130 million primarily related to energy contract positions. In 2002, we had $262 million of cash collateral returned to us by our counterparties. The large amount of collateral returned to us was due in part to the significant cash collateral we posted with counterparties in December 2001 due to our credit rating downgrade that month.

        Net cash from operating activities was also impacted by a decrease in gross margin of $236 million, excluding the impact of non-cash revenue associated with the amortization of transition power agreements and other obligations, offset by changes in our net price risk management assets and liabilities. In 2003, approximately $126 million of cash from operations related to the change in our net price risk management assets and liabilities. Most of this change was a result of $149 million of contracts, primarily power and natural gas that we liquidated in the second quarter of 2003.

        Due to the collateral activity described above and the seasonality of power and fuel prices, our cash flow from operations is often volatile. During the first six months of 2003, our net cash used in operations was $426 million. Our operating cash flow in the second half of 2003 increased due to the non-payment of interest and other liabilities as a result of the bankruptcy filings. As a result, cash provided by operating activities was $447 million for the last six months of 2003, compared to $222 million for the last six months of 2002.

        Net cash used in investing activities was $88 million in 2003 compared to $874 million of cash provided by investing activities in 2002. In 2002, cash generated from sales of assets and minority-owned investments in the amount of $2.7 billion related primarily to our Bewag investment and was offset in part by capital expenditures of $1.5 billion. Capital expenditures in 2003 were $493 million, which includes $124 million related to the cancellation of turbine contracts in Europe. In 2003, we received $398 million in proceeds from the sale of assets and minority-owned investments, of which $380 million was related to the Mirant Debtors. Sales of assets in 2003 included the sale of substantially all our investment in Birchwood, our Neenah generating facility, Mirant Americas Energy Capital investments and certain Canadian operations. In addition, we received approximately $16 million in proceeds related to the sale of our Tanguisson power plant in Guam.

        Net cash used in financing activities was $18 million in 2003. We used $300 million for the repayment of long-term debt in 2003, which included $163 million related to our Mirant Asia-Pacific credit facilities at Sual and Pagbilao, $49 million related to our short-term debt at JPSCo and $29 million related to the repayment of our domestic turbine lease facility. These repayments were offset by additional borrowings related to draws on letters of credit in the amount of $271 million in 2003. In 2002, net cash used in financing activities was $548 million, primarily to reduce long-term debt. In 2002, we repaid $3.1 billion of long-term debt, offset by proceeds from the issuance of long-term debt of $2.6 billion. The debt repayments in 2002 included approximately $551 million in debt related to Bewag and approximately $165 million under the Sual and Pagbilao facilities. In addition, we repaid approximately $792 million under our Mirant Asia-Pacific facility that matured in January 2002, approximately $254 million under the new Mirant Asia-Pacific facility upon the sale of Shajiao C in December 2002 and $200 million under Mirant Americas Generation credit facilities. Proceeds from the issuance of long-term debt included approximately $248 million related to our new Mirant Asia-Pacific credit facility, approximately $427 million related to draws under our Mirant Americas Generation revolving credit facilities, approximately $400 million related to draws under our Mirant Corporation revolving credit facilities and the sale of $370 million in convertible senior notes. In addition, we exercised the term-out provision in our Mirant Corporation revolving credit facility, which resulted in long-term debt repayments and new proceeds from the issuance of long-term debt in the amount of $1.1 billion.

Results of Operations

        The following table includes the consolidated statements of operations for Mirant for the years ended 2003, 2002 and 2001 (in millions):

	Year Ended December 31,
	2003	2002	2001
Operating Revenues:
Generation	$4,649	$3,879	$6,170
Integrated utilities and distribution	523	485	475
Net trading revenue	(1)	341	563

Total operating revenues	5,171	4,705	7,208
Cost of fuel, electricity and other products	3,190	2,488	4,244

Gross margin	1,981	2,217	2,964
Operating Expenses:
Operations and maintenance	1,092	1,212	1,486
Depreciation and amortization	350	287	372
Goodwill impairment losses	2,067	697	—
Long-lived asset impairment losses	1,567	610	82
Other impairment losses and restructuring charges	57	363	—
Gain on sales of assets, net	(46)	(41)	(2)

Total operating expenses	5,087	3,128	1,938

Operating (loss) income	(3,106)	(911)	1,026
Other (Expense) Income, net:
Interest expense	(379)	(495)	(614)
Interest rate hedging losses	(110)	—	—
Gain on sales of investments, net	67	329	—
Equity in income of affiliates	33	168	217
Impairment losses on minority owned affiliates	—	(467)	(3)
Interest income	24	38	118
Other, net	48	10	40

Total other expense, net	(317)	(417)	(242)
(Loss) Income From Continuing Operations Before Reorganization Items and Income Taxes	(3,423)	(1,328)	784
Reorganization Items, net	295	—	—
Provision for Income Taxes	126	948	256
Minority Interest	(58)	78	63

(Loss) Income from Continuing Operations	(3,786)	(2,354)	465
Loss from Discontinued Operations, net of tax	(20)	(84)	(56)

(Loss) Income Before Cumulative Effect of Changes in Accounting Principles	(3,806)	(2,438)	409
Cumulative Effect of Changes in Accounting Principles, net of tax	(29)	—	—

Net (Loss) Income	$(3,835)	$(2,438)	$409

        The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business. Beginning January 1, 2004, we have changed our allocation methodology related to our Corporate overhead expenses. As a result, substantially all of the operating expenses reflected in our Corporate segment's statement of operations in 2003 will be included in our North America and International segments in 2004 and future years.

North America

        Our North America segment consists primarily of power generation (approximately 14,000 MW of generating capacity) and energy trading and marketing activities managed as a combined business.

        The following table summarizes the operations of our North America segment for the years ended 2003, 2002 and 2001 (in millions):

	Year Ended December 31,
	2003	2002	2001
Operating Revenues:
Generation	$4,147	$3,354	$5,673
Net trading revenues	(1)	341	564

Total operating revenues	4,146	3,695	6,237
Cost of fuel, electricity and other products	2,910	2,260	4,031

Gross margin	1,236	1,435	2,206
Operating Expenses:
Operations and maintenance	708	773	1,042
Depreciation and amortization	210	154	206
Goodwill impairment losses	2,067	—	—
Long-lived asset impairment losses	1,566	509	—
Other impairment losses and restructuring charges	19	270	—
Gain on sales of assets, net	(38)	(5)	—

Total operating expenses	4,532	1,701	1,248

Operating (loss) income	$(3,296)	$(266)	$958

        The following table summarizes the gross margin by region as a percentage of total gross margin for our North America segment.

	2003	2002	2001
Mirant Americas Generation:
Northeast	12%	11%	18%
Mid-Atlantic	29	33	22
West	14	23	43
Other North America generation	14	17	5
TPA amortization	34	30	19
All other	(3)	(14)	(7)

Total	100%	100%	100%

2003 versus 2002

        Gross Margin.    Our gross margin decreased by $199 million in 2003 compared to 2002 primarily due to the following:

  •
  Our generation volumes decreased by 4% from approximately 38.4 million MWh in 2002 to 36.9 million MWh in 2003. The decrease in generated MWh in 2003 is due primarily to an increase in available capacity in the market relative to demand.

  •
  As a result of overcapacity of power and increased prices for fuel, spark spreads were narrower in 2003 compared to 2002. These factors negatively impacted our gross margin from generation activities in 2003. However, we benefited from fixed pricing that was lower than current market prices under a coal contract that supplies several of our base load generation facilities. Our gross margin from our California units was also lower in 2003 primarily due to the termination of our DWR contract in December 2002.

  •
  Lower trading volumes and fewer counterparties participating in the market or willing to do business with us also contributed to the decrease in gross margin. Our net trading revenues decreased by $342 million from $341 million in 2002 to $(1) million in 2003. Through mid-2003, we reduced our trading activity to limit potential collateral exposure. Subsequent to bankruptcy, we have concentrated on protecting total portfolio value, resizing our business and adjusting our optimization trading activities to comply with our amended Risk Management Policy which limits the commodities we can trade and significantly reduced our VaR limits. See "Item 1. Business" for additional information.

  •
  Gross margin includes non-cash revenue related to the amortization of transition power agreements and other obligations in the amount of $426 million, 34% of gross margin, and $423 million, 30% of gross margin, for the years ended December 31, 2003 and 2002, respectively. The amortization of the transition power agreements is a significant portion of the North America segment operating revenue, gross margin and operating income. These contracts expire in June 2004 and January 2005.

  •
  Our gross margin related to our Northeast generation assets was $17 million lower in 2003 compared to 2002 primarily due to an unsuccessful hedging strategy. In the Northeast, we had a short position for power on which we lost approximately $55 million as power prices increased in 2003.

  •
  Our net realized losses related to TPAs were approximately $169 million in 2003 compared to net realized revenues of $26 million in 2002.

        Operating Expenses.    Our operating expenses increased by $2,831 million in 2003 compared to 2002. The following factors were responsible for the changes in operating expenses:

  •
  In 2003, we recorded goodwill impairment charges of approximately $2.1 billion to impair the goodwill associated with our North America operations. For further discussion, see "Critical Accounting Policies and Estimates" contained elsewhere in this report.

  •
  Long-lived asset impairment losses of approximately $1,566 million were recorded in 2003. In 2002, we recorded impairment charges of $509 million associated with our turbines, power islands and other project costs. For further discussion, see "Critical Accounting Policies and Estimates" contained elsewhere in this report.

  •
  Other impairment losses and restructuring charges of $270 million recorded in 2002 included $249 million related to costs to cancel equipment orders and service agreements and $21 million related to the severance of approximately 323 employees and other employee termination-related charges.

  •
  Operations and maintenance expense decreased by $65 million in 2003 compared to 2002. This decrease is due primarily to cost reduction initiatives as part of our effort to downsize the organization. This decrease is partially offset by increased operations and maintenance expense as a result of our net generation capacity additions in Indiana, Michigan, Florida, Oregon and Nevada in the current period. Operations and maintenance expense includes such costs as generation plant operations and maintenance, administrative expenses, such as consulting, accounting and legal fees and property taxes.

  •
  Depreciation and amortization expense increased by $56 million in 2003 compared to 2002. The increase was primarily a result of additional depreciation from generation capacity additions in

    2003 and the recognition of a full year of depreciation in 2003 for those new units that were completed during 2002.

  •
  The gain on sale of assets, net for 2003 primarily related to the sale of gas storage in our Canadian trading operations.

2002 versus 2001

        Gross Margin.    Our gross margin decreased by $771 million in 2002 compared to 2001 primarily due to the following:

  •
  This decrease resulted primarily from lower gross margin of $627 million in the California market which was primarily due to lower demand for our facilities and lower prices. The average price declined from approximately $173 per MWh to approximately $66 per MWh or 62%. In the California market, the average unit price for purchased power decreased from approximately $199 per MWh in 2001 to approximately $42 per MWh in 2002 or 79%. The average unit price for natural gas decreased from approximately $7.50 per MMBtu in 2001 to approximately $3.10 per MMBtu in 2002 or 59%. This decrease was partially offset by gross margin from new generation capacity added in the U.S. in 2001 and 2002.

  •
  Our net trading revenues decreased by $223 million in 2002 compared to 2001. In 2001, we experienced a particularly favorable pricing environment, which allowed the Company to take advantage of rising gas prices in the early part of 2001 followed by a sharp decline in power prices in spring and early summer. We were not able to repeat this performance in 2002, which had less price volatility due to more normal weather and the effect of additional generation capacity, which served to temper price volatility.

        Operating Expenses.    Our operating expenses increased by $453 million in 2002 compared to 2001. The following factors were responsible for the changes in operating expenses:

  •
  Long-lived asset impairment losses in 2002 included $509 million related to our suspended Mint Farm construction project, certain costs related to our construction work in progress, costs of turbines to be terminated and turbines that we intended to place in storage, certain costs associated with two engineered equipment packages and related project costs.

  •
  Other impairment losses and restructuring charges of $270 million recorded in 2002 included $249 million related to costs to cancel equipment orders and service agreements and $21 million related to the severance of approximately 323 employees and other employee termination-related charges.

  •
  Operations and maintenance expense decreased by $269 million in 2002 compared to 2001 as a result of cost cutting efforts and restructuring our business. Incentive compensation expense was approximately $59 million lower in 2002 due to the lower financial performance compared to 2001. We reduced expenses related to business development, consulting and information systems by approximately $63 million to reflect lower expected growth related activities going forward and reduced travel and other miscellaneous expenses by approximately $20 million. The decrease also resulted from provisions for potential losses of approximately $112 million recorded in the first quarter of 2001 related to receivables due from both the PX and PG&E. These decreases were offset in part by higher audit and legal fees.

  •
  Depreciation and amortization expense decreased by $52 million in 2002 compared to 2001. The decrease was primarily a result of discontinuing amortization of goodwill upon our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In addition, we recorded approximately $12 million less depreciation expense related to certain assets that were fully depreciated by the end of 2001. These decreases were partially offset by additional depreciation of approximately $23 million from assets we acquired throughout 2001, and from the commencement of operations at new units completed in 2001 and 2002.

International

        Our International segment consists of power generating operations in Asia, Curacao and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. For 2001, it includes our operations in South America. The following table summarizes the operations of our International businesses for the years ended 2003, 2002 and 2001 (in millions):

	Year Ended December 31,
	2003	2002	2001
Operating Revenues:
Generation	$502	$525	$497
Integrated utilities and distribution	523	485	475
Net trading losses	—	—	(1)

Total operating revenues	1,025	1,010	971
Cost of fuel, electricity and other products	280	228	213

Gross margin	745	782	758
Operating Expenses:
Operations and maintenance	257	322	309
Depreciation and amortization	116	116	157
Goodwill impairment losses	—	697	—
Long-lived asset impairment losses	1	101	82
Other impairment losses and restructuring charges	13	65	—
Loss (gain) on sales of assets, net	1	(36)	(2)

Total operating expenses	388	1,265	546

Operating (loss) income	$357	$(483)	$212

2003 versus 2002

        Gross Margin.    Our gross margin decreased by $37 million in 2003 compared to 2002 primarily due to a $10 million decrease resulting from the discontinuance of supplying energy to a major energy supply customer in November 2002 and a $8 million decrease in operating revenue as a result of lower capacity fees under our long-term energy conversion agreement with NPC from our Pagbilao plant in the Philippines. Additionally, our gross margin from our Caribbean operations decreased by approximately $10 million primarily as a result of higher fuel oil cost and increased use of gas turbines in our Jamaica operations in 2003 compared to 2002.

        Operating Expenses.    Our operating expenses decreased by $877 million in 2003 compared to 2002. The following factors were responsible for the changes in operating expenses:

  •
  Goodwill impairment losses in 2002 were $697 million related to our Asia operations.

  •
  Long-lived asset impairment losses of $101 million in 2002 were related to turbines, power islands and other project costs.

  •
  Other impairment losses and restructuring charges of $65 million in 2002 included restructuring charges of $16 million related to our severance of employees and other employee termination related expenses; and $49 million related to costs to cancel equipment orders and service agreements.

  •
  Operations and maintenance expense decreased by $65 million in 2003 compared to 2002 primarily due to lower compensation expense as a result of our cost cutting efforts and restructuring our business in 2003.

  •
  Gain on sale of assets, net in 2002 included a $30 million gain on the sale of our investments in Australia and $6 million of gains on the sale of our investments in Korea and the United Kingdom.

2002 versus 2001

        Gross Margin.    Our gross margin increased by $24 million in 2002 compared to 2001 due to approximately $21 million of additional revenue from our Philippine operations, primarily resulting from increased sales volumes of excess capacity to new customers. Our distribution and integrated utility revenues increased by $10 million due to the recognition of approximately $114 million of additional revenue from 12 months of operations in 2002 compared to nine months in 2001 related to our Jamaican operation, which was acquired in March 2001. This was offset by the reduction of approximately $95 million in revenue as a result of the sale of our Chilean operations in December 2001.

        Operating Expenses.    Our operating expenses increased by $719 million in 2002 compared to 2001. The following factors were responsible for the changes in operating expenses:

  •
  Goodwill impairment losses in 2002 were $697 million related to our Asia operations.

  •
  Long-lived asset impairment losses in 2002 were $101 million as discussed above and in 2001 were $82 million related to our investment in our Chilean subsidiary, Empresa Electrica del Norte Grande S.A. ("EDELNOR").

  •
  Other impairment losses and restructuring charges of $65 million in 2002 included restructuring charges of $16 million related to our severance of employees and other employee termination related expenses; and $49 million related to costs to cancel equipment orders and service agreements.

  •
  Depreciation and amortization expense decreased by $41 million in 2002 compared to 2001 primarily as a result of no longer amortizing goodwill. Goodwill amortization was $31 million in 2001. In addition, we recorded approximately $4 million less depreciation related to certain assets that were fully depreciated by the end of 2001 or disposed of during 2002. These decreases were partially offset by additional depreciation of approximately $2 million from units we acquired or from commencement of operations from new units completed during 2001.

  •
  Gain on sale of assets, net in 2002 included a $30 million gain on the sale of our investments in Australia and $6 million of gains on the sale of our investments in Korea and the United Kingdom.

  •
  Operations and maintenance expense increased by $13 million in 2002 compared to 2001 which was primarily attributable to increased costs from owning JPSCo for a full year versus nine months during 2001.

Corporate

        The following table summarizes our corporate expenses for the years ended 2003, 2002 and 2001 (in millions):

	Year Ended December 31,
	2003	2002	2001
Operating Expenses:
Operations and maintenance	$127	$117	$135
Depreciation and amortization	24	17	9
Other impairment losses and restructuring charges	25	28	—
Gain on sales of assets, net	(9)	—	—

Operating loss	$167	$162	$144

2003 versus 2002

        Operations and maintenance expense increased by $10 million in 2003 compared to 2002 primarily due to increased legal, consulting, and accounting fees. Expenses incurred in 2003 included $15 million related to pre-bankruptcy refinancing efforts and $10 million associated with the settlement of certain non-tax qualified pension obligations by purchasing individual annuity contracts in the first quarter of 2003. The increases were somewhat offset by lower compensation expense as a result of our cost cutting efforts and restructuring our business in 2003.

        Other impairment losses and restructuring charges were $25 million in 2003 compared to $28 million in 2002. The decrease resulted from the severance of 133 employees and other employee termination-related expenses in 2002.

2002 versus 2001

        Operations and maintenance expense decreased by $18 million for 2002 compared to 2001 as a result of lower compensation expense due to fewer employees.

        Other impairment losses and restructuring charges of $28 million in 2002 related to the severance of 133 employees and other employee termination-related charges.

Other Significant Consolidated Statements of Operations Movements

        The following table summarizes our consolidated other income and expenses for the years ended 2003, 2002 and 2001 (in millions):

	Year Ended December 31,
	2003	2002	2001
Other (Expense) Income, net:
Interest expense	$(379)	$(495)	$(614)
Interest rate hedging losses	(110)	—	—
Gain on sales of investments, net	67	329	—
Equity in income of affiliates	33	168	217
Impairment losses on minority owned affiliates	—	(467)	(3)
Interest income	24	38	118
Other, net	48	10	40

Total other (expense) income, net	$(317)	$(417)	$(242)

Reorganization items, net	$295	$—	$—
Provision for income tax	126	948	256
Minority interest	(58)	78	63
Loss from discontinued operations, net of taxes	(20)	(84)	(56)
Cumulative effect of changes in accounting principles, net of tax	(29)	—	—

2003 versus 2002

        Interest expense.    Interest expense decreased by $116 million in the year ended December 31, 2003 compared to the same period in 2002. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $235 million for the year ended December 31, 2003.

        Interest rate hedging losses.    Interest rate hedging losses of $110 million for the year ended December 31, 2003 represent the reclassification of realized interest rate hedging losses from Other Comprehensive Income ("OCI") to interest expense. The reclassification for the year ended December 31, 2003 resulted primarily from the suspension of interest payments on the debt associated with the interest rate hedges, pursuant to the Chapter 11 filings.

        Gain on sales of investments, net.    The gain on sales of investments of $67 million for 2003 resulted from the October 2003 sale of substantially all of our investment in Birchwood. The gain on sales of investments of $329 million for 2002 resulted primarily from the sale of our interest in Bewag in February 2002 and our interest in Shajiao C power project in December 2002. These divestitures are discussed further in Note 10 to our consolidated financial statements contained elsewhere in this report.

        Reorganization items, net.    As discussed in Note 3 to our consolidated financial statements contained elsewhere in this report, reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Mirant Debtors as a result of Chapter 11. For the year ended December 31, 2003, Mirant expensed $295 million in reorganization items. This amount included a $99 million charge associated with the write-off of the subordinated note receivable from Perryville, approximately $100 million of estimated damage claims related to other rejected energy contracts that the Company has successfully rejected through the Bankruptcy Court process and a

$6 million gain on the write off of the Perryville capital lease debt obligations and related assets, which were written off in connection with the rejection of the Perryville tolling agreement. Also included in reorganization items for the year ended December 31, 2003 was a $53 million loss provision related to price risk management contracts that were terminated by counterparties.

        Provision for Income Taxes.    The consolidated statements of operations for the year ended December 31, 2003 reflect an income tax provision of $126 million. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes. In 2003 and 2002, we recorded valuation allowances of $843 million and $1,088 million, respectively, against our net deferred tax assets.

        Discontinued Operations.    The financial statements for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations.

  •
  Loss from discontinued operations in 2003, 2002 and 2001 includes the following components of the Company that have been disposed of in 2003: Mirant Europe B.V., the Neenah generating facility in Wisconsin, the Tanguisson power plant in Guam and investments held by Mirant Americas Energy Capital and Mirant Canada Energy Capital.

  •
  Loss from discontinued operations for the year ended December 31, 2002 also includes the operations of Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia and the State Line generating facility in Indiana which were disposed of in 2002.

  •
  Loss from discontinued operations for 2001 also includes the operations of SE Finance Capital Corporation ("SE Finance"), which was distributed to Southern on March 5, 2001, as part of Mirant's spin-off from Southern.

        Cumulative Effect of Changes in Accounting Principles.    As described in Note 3 to the consolidated financial statements contained elsewhere in this report, we reflected the adoption of EITF Issue 02-03 effective January 1, 2003 as a cumulative effect of a change in accounting principle. The net impact was an after-tax charge of $26 million. We also adopted SFAS No. 143 effective January 1, 2003 and recognized an after-tax charge of $3 million associated with its implementation.

2002 versus 2001

        Interest expense.    Interest expense declined $119 million in 2002 due to a reduction in debt stemming from dispositions made in 2002. In 2002 we sold assets that reduced debt by $847 million, decreasing interest by approximately $79 million. Capitalized interest increased by $21 million due to construction projects, as noted in "Item 2. Properties" partially offset by higher interest rates stemming from a refinancing in Asia.

        Gain on sales of investments, net.    Gain on sales of investments, net of $329 million is primarily related to our gain on sales of Bewag of $249 million and Shajiao C of $91 million.

        Interest income.    Interest income declined $80 million in 2002 due to lower interest rates and lower average cash balances in 2002 compared to 2001.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks associated with commodity prices, foreign currency exchange rates, interest rates and to credit risks. Prior to the Petition Date, the Mirant Debtors were also exposed to market risks associated with interest rates on debt that is now classified as liabilities subject to compromise.

Commodity Price Risk

        In connection with our power generating business in North America, we are exposed to energy commodity price risk associated with the acquisition of fuel consumed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce is also sold in the spot market. In addition, the open positions in our optimization trading and legacy portfolio activities also expose us to changes in energy commodity prices. As a result, our financial performance in North America varies depending on changes in the prices of commodities. See "Critical Accounting Policies and Estimates" for the accounting treatment for optimization trading and asset management activities.

        The financial performance of our power generating business is influenced by the difference between the cost of converting source fuel, such as natural gas or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one megawatt hour of electricity and the market value of the electricity generated is commonly referred to as the "spark spread." Absent the impacts of our asset management activities, the operating margins that we realize are equal to the difference between the spark spread and the cost of operating the plants that produce the electricity sold.

        Spark spreads are dependent on a variety of factors that influence the cost of fuel and the sales price of the electricity generated over the longer-term, including additional plant capacity in the regions in which we operate, plant outages, weather and general economic conditions. As a result of these influences, the cost of fuel and electricity prices do not always change by the same magnitude or direction, which results in spark spreads widening or narrowing.

        Through our asset management activities, we enter into a variety of exchange-traded and over the counter ("OTC") energy and energy-related derivative contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage our exposure to commodity price risk and changes in spark spreads. These derivatives have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument. Our optimization trading activities also utilize similar contracts in markets where we have a physical presence to attempt to generate incremental gross margin. In addition, our legacy portfolio consists of a variety of energy and energy-related derivative and non-derivative contracts that have been determined to be no longer consistent with our asset management or optimization trading strategies.

        Energy contracts required to be reflected at fair value are presented as price risk management assets and liabilities in the accompanying consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. The fair value of the power purchase agreements which we account for as derivatives and which we have attempted to reject are included in liabilities subject to compromise on the accompanying consolidated balance sheet as of December 31, 2003.

        The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity and volatility factors underlying options and contracts.

        The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at December 31, 2003 was 1.1 years. The net notional amount, or net short position, of the price risk management assets and liabilities at December 31, 2003 was approximately 4.9 million equivalent MWh.

        The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and (liability) accounts in 2003 (in millions).

Net fair value of portfolio at December 31, 2002	$(613)
Gains recognized in the period, net	416
Contracts settled during the period, net	(580)
Reclassification of PEPCO PPAs	708
Other changes in fair value, net	61

Net fair value of portfolio at December 31, 2003	$(8)

        The PEPCO PPAs previously included in price risk management liabilities totaling $708 million were reclassified to liabilities subject to compromise in 2003 as a result of our proposed rejection of these contracts.

        The fair values of our price risk management assets and liabilities, net of credit reserves, as of December 31, 2003 are included in the following table (in millions).

	Net Price Risk Management Assets/(Liabilities)
	Assets Value at December 31, 2003	Liabilities Value at December 31, 2003	Net Value at December 31, 2003
Electricity	$145	$(147)	$(2)
Natural gas	72	(90)	(18)
Crude oil	7	(1)	6
Other	15	(9)	6

Total	$239	$(247)	$(8)

        The following table represents the net fair value of our price risk management assets and liabilites by portfolio, net of credit reserves, as of December 31, 2003 (in millions).

Optimization	$30
Asset management	16
Legacy portfolio	(54)

Total	$(8)

        The following table represents the net price risk management assets and liabilities by tenor as of December 31, 2003 (in millions):

2004	$(42)
2005	(6)
2006	10
2007	9
2008	7
Thereafter	14

Net assets (liabilities)	$(8)

        The following table represents the tenor of the fair value of the PEPCO PPAs that have been reclassified to liabilities subject to compromise on our consolidated balance sheet as of December 31, 2003 (in millions).

2004	$(133)
2005	(137)
2006	(45)
2007	(41)
2008	(39)
Thereafter	(313)

Total	$(708)

        In the Philippines, our business is largely conducted based on fixed-price, long-term contracts denominated in U.S. dollars, under which the purchaser is responsible for supplying the fuel, thereby mitigating our exposures to both fluctuating commodity prices and foreign currencies in these businesses.

        In the Caribbean, our generating facilities either operate as rate regulated integrated utilities, or under long-term power sales agreements which contain energy cost adjustment clauses. These arrangements help mitigate our exposure to fluctuating commodity prices and foreign currencies in these businesses.

Value at Risk

        As of December 31, 2003, we continued to use VaR to summarize, in dollar terms, the market price risk we have and the potential loss in value of our asset management, optimization trading and legacy portfolio due to adverse market movements over a defined time horizon within a specified confidence interval. The average VaR, using various assumed holding periods and a 95% confidence interval, was $33 million for the year ended December 31, 2003 and the VaR as of December 31, 2003 was $37.8 million, as compared to $34.3 million and $28.9 million, respectively, in 2002. If we assumed VaR levels using a one-day holding period for all positions in our portfolio, based on a 95% confidence interval, our average portfolio VaR for the year ended December 31, 2003 was $11.5 million and the VaR at December 31, 2003 was $13.7 million, compared to $11.2 million and $9.6 million, respectively, in 2002. During the year ended December 31, 2003, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation 12 times, which falls within our 95% confidence interval.

        Through April 30, 2003, the VaR data included in the above calculations does not reflect the impact of derivative financial instruments that were initially designated as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). In connection with our prior year audits, we determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effects of these derivative financial instruments. For those transactions that were previously designated for cash flow hedge accounting through April 30, 2003, we managed the market risks associated with these derivative financial instruments in conjunction with the underlying asset positions they were designed to hedge.

        In addition, during our prior audits we determined that certain of our power purchase agreements are considered derivative financial instruments and subject to fair value accounting under SFAS No. 133. Previously, we believed the agreements qualified for the "normal purchase or normal sale" exclusion under SFAS No. 133 and had accounted for the agreements as executory contracts using the accrual method of accounting. These power purchase agreements have also not been included in the historical VaR data presented prior to April 30, 2003.

        Effective November 5, 2003, we amended our Risk Management Policy to prohibit the trading of certain products (e.g., natural gas liquids and pulp and paper) and to change or clarify limits related to our asset management and optimization trading. As part of this amendment, we established a new VaR limit with respect to our optimization trading activities of $7.5 million. There is now no VaR limit with respect to our asset management activities, as these activities are only allowable if they reduce the commodity price exposure of our generation assets. We manage the market risks associated with our asset management activities in conjunction with the physical generation assets that they are designed to hedge. As a result, commencing in 2004, our asset management portfolio will no longer be included in our VaR calculation for purposes of compliance with our Risk Management Policy.

        We manage the risk associated with asset management activities through a variety of methods. To ensure that hedge positions are risk reducing in nature, the Company measures the impact of each asset management transaction executed relative to the overall asset position, including previously executed hedge transactions, that it is designed to hedge. See "Critical Accounting Policies Estimates" for accounting treatment for asset management and optimization trading activities.

Credit Risk

        Credit risk represents the loss that we would incur if a counterparty failed to perform under its contractual obligations. We have established controls and procedures in our Risk Management Policy to determine and monitor the creditworthiness of customers and counterparties.

        Our credit policies are established and monitored by the Risk Oversight Committee. We measure credit risk as the loss we would record if our customers failed to perform pursuant to the terms of their contractual obligations less the value of collateral held by us, if any, to cover such losses. We manage our portfolio positions such that the average credit quality of the portfolio must fall inside an authorized range. We use published ratings of customers, as well as our internal analysis, to guide us in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. Where external ratings are not available, we rely on our internal assessments of customers.

        We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The table below summarizes credit exposures related to receivables and net price risk management assets with counterparties by rating category as of December 31, 2003 (in millions, except percentages).

Credit Rating	Exposure	Collateral Held	Net Exposure	% of Net Exposure
AA/Aa2	$7	$—	$7	3
A/A2	107	15	92	41
BBB/Baa2	99	11	88	39
BB/Ba2 or lower	66	23	43	19
Unrated	4	—	4	2
Less credit reserves	(9)	—	(9)	(4)

Total	$274	$49	$225

Collection Risk

        Once we bill a customer for the commodity delivered or have financially settled the credit risk, the Company is subject to collection risk. Collection risk is similar to credit risk and collection risk is accounted for when we establish our allowance for bad debts. We manage this risk using the same techniques and processes used in credit risk discussed above.

Foreign Currency Risk

        From time to time, we have used currency swaps and currency forwards to hedge our net investments in certain foreign subsidiaries. Gains or losses on these derivatives are designated as hedges of net investments and are offset against the foreign currency translation gains or losses recorded in OCI relating to these investments. Occasionally, we use currency forwards to offset the effect of exchange rate fluctuations on forecasted transactions denominated in a foreign currency. We do not have any foreign exchange contracts outstanding at December 31, 2003 that are designated as hedges of our investments in foreign countries or otherwise.

Item 8.    Financial Statements and Supplementary Data

        The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

INDEX TO FINANCIAL STATEMENTS

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

Independent Auditors' Report

The Board of Directors and Shareholders
Mirant Corporation:

        We have audited the accompanying consolidated balance sheets of Mirant Corporation and subsidiaries (the Company), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of $3.8 billion and $2.4 billion from operations during 2003 and 2002, respectively, has sold significant assets during 2003 and 2002, has an accumulated deficit at December 31, 2003, and, as discussed in Note 2 to the consolidated financial statements, filed voluntary petitions seeking to reorganize under Chapter 11 of the federal bankruptcy laws. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        As discussed in Note 3 to the accompanying consolidated financial statements, in 2003 the Company adopted the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code and changed its method of accounting for asset retirement obligations and energy trading contracts and energy-related inventory. In 2002, the Company changed its method of accounting for goodwill and other intangible assets.

KPMG LLP

Atlanta, Georgia
April 16, 2004

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(in millions, except per share data)
Operating Revenues:
Generation	$4,649	$3,879	$6,170
Integrated utilities and distribution	523	485	475
Net trading revenue	(1)	341	563

Total operating revenues	5,171	4,705	7,208
Cost of fuel, electricity and other products	3,190	2,488	4,244

Gross Margin	1,981	2,217	2,964

Operating Expenses:
Operations and maintenance	1,092	1,212	1,486
Depreciation and amortization	350	287	372
Goodwill impairment losses	2,067	697	—
Long-lived asset impairment losses	1,567	610	82
Other impairment losses and restructuring charges	57	363	—
Gain on sales of assets, net	(46)	(41)	(2)

Total operating expenses	5,087	3,128	1,938

Operating (Loss) Income	(3,106)	(911)	1,026

Other (Expense) Income, net:
Interest expense	(379)	(495)	(614)
Interest rate hedging losses	(110)	—	—
Gain on sales of investments, net	67	329	—
Equity in income of affiliates	33	168	217
Impairment losses on minority owned affiliates	—	(467)	(3)
Interest income	24	38	118
Other, net	48	10	40

Total other expense, net	(317)	(417)	(242)

(Loss) Income From Continuing Operations Before Reorganization Items, Income Taxes and Minority Interest	(3,423)	(1,328)	784
Reorganization items, net	295	—	—
Provision for income taxes	126	948	256
Minority interest	(58)	78	63

(Loss) Income From Continuing Operations	(3,786)	(2,354)	465

Loss from Discontinued Operations, net of tax benefit of $1, $54 and $42 in 2003, 2002 and 2001, respectively	(20)	(84)	(56)

(Loss) Income Before Cumulative Effect of Changes in Accounting Principles	(3,806)	(2,438)	409
Cumulative Effect of Changes in Accounting Principles, net of taxes of $1 in 2003	(29)	—	—

Net (Loss) Income	$(3,835)	$(2,438)	$409

Earnings (Loss) Per Share:
Basic:
From continuing operations	$(9.35)	$(5.85)	$1.36
From discontinued operations	(0.05)	(0.21)	(0.16)
From cumulative effect of changes in accounting principles	(0.07)	—	—

Net (loss) income	$(9.47)	$(6.06)	$1.20

Diluted:
From continuing operations	$(9.35)	$(5.85)	$1.34
From discontinued operations	(0.05)	(0.21)	(0.15)
From cumulative effect of changes in accounting principles	(0.07)	—	—

Net (loss) income	$(9.47)	$(6.06)	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,627	$1,706
Funds on deposit	112	180
Receivables, net	1,367	2,099
Price risk management assets	104	1,536
Inventories	288	305
Assets held for sale	—	438
Other	350	256

Total current assets	3,848	6,520

Property, Plant and Equipment, net	6,767	8,408

Noncurrent Assets:
Goodwill, net	587	2,683
Other intangible assets, net	293	535
Investments	219	296
Notes and other receivables, net	—	140
Price risk management assets	135	582
Other	282	259

Total noncurrent assets	1,516	4,495

Total assets	$12,131	$19,423

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$28	$65
Current portion of long-term debt	256	1,731
Accounts payable and accrued liabilities	698	2,359
Price risk management liabilities	151	1,535
Transition power agreements and other obligations	353	567
Other	215	388

Total current liabilities	1,701	6,645

Noncurrent Liabilities:
Long-term debt	1,282	7,091
Price risk management liabilities	96	1,196
Transition power agreements and other obligations	54	335
Company obligated mandatorily redeemable securities of a subsidiary holding solely parent company subordinated debentures	—	345
Other	568	551

Total noncurrent liabilities	2,000	9,518

Liabilities Subject to Compromise	9,084	—
Minority Interest in Subsidiary Companies	169	305
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.01 par value, per share	4	4
Authorized—2,000,000,000 shares
Issued—December 31, 2003: 405,568,084 shares —December 31, 2002: 404,018,156 shares
Treasury—December 31, 2003: 100,000 shares —December 31, 2002: 100,000 shares
Additional paid-in capital	4,918	4,899
Accumulated deficit	(5,679)	(1,844)
Accumulated other comprehensive loss	(64)	(102)
Treasury stock, at cost	(2)	(2)

Total stockholders' equity (deficit)	(823)	2,955

Total liabilities and stockholders' equity (deficit)	$12,131	$19,423

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Comprehensive (Loss)
	(in millions)
Balance, December 31, 2000	$3	$4,087	$190	$(116)	$—
Net income	—	—	409	—	—	$409
Other comprehensive loss	—	—	—	(106)	—	(106)

Comprehensive income						$303

Dividends	—	—	(5)	—	—
Issuance of common stock	1	797	—	—	—
Common stock repurchased, at cost	—	—	—	—	(2)

Balance, December 31, 2001	4	4,884	594	(222)	(2)
Net loss	—	—	(2,438)	—	—	$(2,438)
Other comprehensive income	—	—	—	120	—	120

Comprehensive loss						$(2,318)

Issuance of common stock	—	15	—	—	—

Balance, December 31, 2002	4	4,899	(1,844)	(102)	(2)
Net loss	—	—	(3,835)	—	—	$(3,835)
Other comprehensive income	—	—	—	38	—	38

Comprehensive loss						$(3,797)

Issuance of common stock	—	19	—	—	—

Balance, December 31, 2003	$4	$4,918	$(5,679)	$(64)	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(3,835)	$(2,438)	$409
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of transition power agreements and other obligations (non-cash revenue)	(449)	(430)	(430)
Depreciation and amortization	359	339	425
Impairment losses and restructuring charges	3,640	2,222	89
Gain on sales of assets and investments	(92)	(362)	(8)
Interest rate hedging losses	110	—	—
Equity in income of affiliates, net of dividends	(12)	(133)	(23)
Non-cash charges for reorganization items	260	—	—
Minority interest	(70)	56	42
Cumulative effect of changes in accounting principles	29	—	—
Price risk management activities, net	126	(135)	5
Deferred income taxes	46	974	91
Other, net	(1)	148	39
Changes in operating assets and liabilities:
Receivables, net	819	558	1,319
Other current assets	89	23	(369)
Other assets	(84)	(18)	(73)
Accounts payable and accrued liabilities	(853)	(281)	(1,438)
Taxes accrued	(10)	119	10
Other liabilities	(51)	(64)	52

Total adjustments	3,856	3,016	(269)

Net cash provided by operating activities	21	578	140

Cash Flows from Investing Activities:
Capital expenditures	(493)	(1,512)	(1,780)
Cash paid for acquisitions	(61)	(111)	(1,352)
Issuance of notes receivable	(29)	(378)	(254)
Repayments on notes receivable	98	209	560
Proceeds from the sale of assets and minority owned investments	398	2,677	40
Other	(1)	(11)	(80)

Net cash (used in) provided by investing activities	(88)	874	(2,866)

Cash Flows from Financing Activities:
(Payments on) proceeds from short-term debt, net	(36)	6	(224)
Proceeds from issuance of long-term debt	355	2,598	4,002
Repayment of long-term debt	(300)	(3,100)	(2,366)
(Repayment of) proceeds from commodity prepay transaction	—	(25)	217
Purchase of TIERS Certificates	(51)	—	—
Payment of debt related derivatives	—	(60)	—
Proceeds from issuance of common stock	2	17	802
Other	12	16	115

Net cash (used in) provided by financing activities	(18)	(548)	2,546

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6	9	18

Net (Decrease) Increase in Cash and Cash Equivalents	(79)	913	(162)
Cash and Cash Equivalents, beginning of year	1,706	793	955

Cash and Cash Equivalents, end of year	$1,627	$1,706	$793

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$372	$398	$366
Cash (refunds received) paid for income taxes	$(7)	$(254)	$323
Cash paid for reorganization items	$56	$—	$—
Business Acquisitions:
Fair value of assets acquired	$61	$114	$2,225
Less cash paid	61	111	1,352

Liabilities assumed	$—	$3	$873

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1.     Description of Business and Organization

        Mirant Corporation (formerly Southern Energy, Inc.) and its subsidiaries (collectively, "Mirant" or the "Company") is an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern"). The Company's revenues are primarily generated through the production of electricity in the U.S., the Philippines and the Caribbean. As of December 31, 2003, Mirant owned or leased more than 17,000 MW of electric generating capacity.

        Mirant manages its business through two principal operating segments. The Company's North America segment consists of power generation and trading and marketing operations. In North America, the Company trades and markets energy commodities to manage the financial performance of its power generation business and to enter into other energy trading positions, primarily in regions where it owns generating facilities or other physical assets. The International segment includes power generation businesses in the Philippines, Curacao and Trinidad, and integrated utilities in the Bahamas and Jamaica. In the Philippines, over 80% of Mirant's generation output is sold under long-term contracts. The Company's operations in the Caribbean include fully integrated electric utilities, which generate power sold to residential, commercial and industrial customers.

2.     Proceedings under Chapter 11 of the Bankruptcy Code

        On July 14, 2003 and July 15, 2003 ("Petition Date"), Mirant and 74 of its wholly-owned subsidiaries in the U.S. (collectively, the "Original Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"). On August 18, 2003, two additional wholly-owned subsidiaries of Mirant, Mirant EcoElectrica Investments I, Ltd. and Puerto Rico Power Investments Ltd., commenced Chapter 11 cases under the Bankruptcy Code (the "EcoElectrica Debtors"). On October 3, 2003, four of Mirant's affiliates who jointly own directly and indirectly the Wrightsville power plant also commenced Chapter 11 cases (the "Wrightsville Debtors"). On November 18, 2003, two additional wholly-owned subsidiaries of Mirant, Mirant Americas Energy Capital, LP and Mirant Americas Energy Capital Assets, LLC, commenced Chapter 11 cases under the Bankruptcy Code (the "Energy Capital Debtors," together with the Original Debtors, the EcoElectrica Debtors, and the Wrightsville Debtors, the "Mirant Debtors"). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

        Additionally, on the Petition Date, certain of Mirant's Canadian subsidiaries, Mirant Canada Energy Marketing, Ltd. and Mirant Canada Marketing Investments, Inc., filed an application for creditor protection under the Companies Creditors' Arrangement Act ("CCAA") in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Mirant's businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

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

        The Office of the United States Trustee has established a committee of unsecured creditors for Mirant Corporation and a committee of unsecured creditors for Mirant Americas Generation (collectively, the "Creditor Committees"). The Office of the United States Trustee has also established a committee of equity securities holders of Mirant Corporation (the "Equity Committee," and collectively with the Creditor Committees, the "Statutory Committees").

        On November 5, 2003, certain of the Mirant Debtors entered into a two-year debtor-in-possession credit facility for up to $500 million (the "DIP Facility") with General Electric Capital Corporation ("GECC"). The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased up to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant and Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. See Note 13 for further discussion of the DIP Facility.

        Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. As a result of this stay, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization to be developed by the Mirant Debtors later in the bankruptcy proceedings.

        On August 21, 2003 and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003 bar date (the "Bar Date") for filing proofs of claim against the Mirant Debtors' estates (excluding Mirant Americas Energy Capital LP and Mirant Americas Energy Capital Assets LLC to which a March 12, 2004 bar date is applicable). As of March 24, 2004, approximately 7,800 proofs of claim were filed against Mirant's Chapter 11 estates. Those claims total approximately $242 billion. Of this amount, approximately $227 billion represents redundant claims, which are primarily similar claims filed against multiple Mirant Debtors. An additional $2 billion represents the Company's preliminary estimate of the amount of the proofs of claim for which the Company has identified a basis for objection to the claim. The amount of the proofs of claim net of redundancies and amounts for which the Company has identified a basis for objection totals approximately $13 billion. The Mirant Debtors have not fully analyzed the validity and enforceability of the submitted proofs of claim or whether such claims should ultimately be allowed in the Chapter 11 proceedings. As such, the amounts of distributions received by claimants under the plan or plans of reorganization may substantially vary from the amounts of the proofs of claim filed against the Chapter 11 estates. For those claims for which an allowed claim was probable and estimable and exceeded liabilities previously recorded, the Company recorded a reorganization expense in its consolidated statements of operations in 2003 and a liability subject to compromise on its consolidated balance sheet as of December 31, 2003.

        Under the Bankruptcy Code, the Mirant Debtors also have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including the payment of accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, with the breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under that contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor's estate for damages. Due to ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, the Mirant Debtors cannot project the magnitude of these potential claims at this time.

        The Mirant Debtors continue to evaluate their executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected. Once the evaluation is complete with respect to each particular contract, the applicable Mirant Debtors file an appropriate motion with the Bankruptcy Court seeking approval to assume or reject the contract. The court then determines whether to grant or deny such motions. As of the date of this filing, the Mirant Debtors have identified the following material contracts to be rejected.

        PEPCO Back-to-Back Agreement:    On August 28, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject an out-of-market agreement (the "Back-to-Back Agreement") to purchase power from Potomac Electric Power Company ("PEPCO"). Under this agreement, Mirant is obligated to purchase power from PEPCO in the PJM marketplace at prices that are significantly higher than existing market prices for power. The Mirant Debtors forecast that it would cost the Mirant Debtors that are parties to the contract with PEPCO and their stakeholders in excess of $300 million through 2005 if the Back-to-Back Agreement were to remain in effect based on market prices in effect in March 2004. These anticipated losses, as compared to what could be obtained if market rates were applied, are even greater over the entire life of the agreement, which continues until 2021. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by the Mirant Debtors seeking to reject the Back-to-Back Agreement and the proceedings in which the Bankruptcy Court had issued the preliminary injunction against the Federal Energy Regulatory Commission ("FERC").

        On December 23, 2003, the federal district court in Texas denied the Mirant Debtors' motion seeking to reject the Back-to-Back Agreement. Under the district court's ruling, the Mirant Debtors may be required to obtain the FERC's approval to reject the Back-to-Back Agreement and any other contract subject to the FERC's jurisdiction that the Mirant Debtors wish to reject. If the FERC takes action adverse to the Mirant Debtors, appeals of any such FERC ruling would likely occur in an appellate court other than the Fifth Circuit, which would cause the Fifth Circuit to be unable to grant complete relief to the Mirant Debtors in their pending appeal. The Mirant Debtors have appealed the District Court's ruling to the United States Court of Appeals for the Fifth Circuit. See Note 17 for additional information regarding the PEPCO Back-to-Back Agreement.

        It is currently uncertain whether the Mirant Debtors will be allowed to reject the contracts or otherwise settle with PEPCO, as a result, the Mirant Debtors may be forced to honor the contract and continue to incur losses related to the PEPCO Back-to-Back Agreement and other energy contracts subject to the FERC jurisdiction.

        Perryville Tolling Agreement:    On August 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the tolling agreement with Perryville under which Mirant Americas Energy Marketing, LP ("Mirant Americas Energy Marketing") paid a fixed capacity payment and supplied the natural gas needed to fuel the Perryville generation facility in exchange for the right to own and market the facility's output. The rejection was approved by the Bankruptcy Court on September 15, 2003. Perryville filed claims in excess of $1 billion against the Mirant Debtors as a result of the rejection. Mirant Americas Energy Marketing filed an objection to the Perryville claims and the Mirant Debtors are investigating the nature, scope and defenses to such claims. At the time of the rejection, Mirant Americas, Inc. ("Mirant Americas") held a subordinated note receivable from Perryville in the face amount of $100 million. Under the terms of the subordinated loan, Perryville will likely assert that its obligations to make payments to Mirant Americas are suspended until it has recovered the damages resulting from the rejection of the tolling agreement. In addition, under the subordinated note, Perryville will likely assert a right to set off obligations under the subordinated note against amounts payable by Mirant Americas based on a guaranty of the tolling agreement executed in August 2002. As a result, the Mirant Debtors did not expect to receive any future repayments on this note, and the entire balance of the note of $99 million was written off and recorded in reorganization items in the third quarter of 2003. Mirant also recorded a net gain of approximately $6 million in the third quarter of 2003 to remove the capital lease debt obligations and related assets from its consolidated balance sheet. On January 28, 2004, Perryville and its parent company Perryville Energy Holdings, LLC filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code.

        TPA Settlement:    On October 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court for approval of a settlement between Mirant and PEPCO regarding two out-of-market transition power agreements (the "TPAs") under which Mirant sells power to PEPCO. Under that settlement, the per MWh prices for power delivered under the TPAs were increased by $6.40 and the TPAs were assumed. In addition, the settlement agreement grants PEPCO an allowed pre-petition general unsecured claim related to the amendment of these agreements in the amount of $105 million. On November 19, 2003, the Bankruptcy Court approved the settlement and the assumption of the amended TPAs. Mirant recorded a liability subject to compromise for this claim on its consolidated balance sheet as of December 31, 2003. As a result of the amendment of the TPA's, Mirant reduced its liability for transition power agreements in an amount equal to the allowed pre-petition claim, which will result in a reduction in future TPA amortization recognized as revenues.

Other Matters

        On November 19, 2003, the Bankruptcy Court issued an order to make effective a November 5, 2003 amendment to the Company's Global Risk Management Policy (the "Risk Management Policy"). Under this order, the Mirant Debtors are required to conduct their commercial activities in compliance with the terms and provisions of the Risk Management Policy, which defines approved markets, energy and other commodities for the trading and marketing activities of the Company's North America segment. It also establishes risk and authorization limits for Mirant personnel involved in these commercial activities.

        The Risk Management Policy establishes definitions of permitted asset management and optimization transactions and establishes the Company's risk limits for these activities. Asset management activities are designed to reduce the financial risks associated with Mirant's physical assets, while optimization activities place additional capital at risk in an attempt to generate a return.

Optimization activities are designed to leverage the Company's proprietary knowledge in markets where it maintains a physical presence in order to earn an incremental gross margin.

        On the Petition Date, the Bankruptcy Court granted the Mirant Debtors interim permission to implement a Counterparty Assurance Program. On August 27, 2003, the Bankruptcy Court issued a final order authorizing the Company's Counterparty Assurance Program. Mirant Americas Energy Marketing, LP ("Mirant Americas Energy Marketing") conducts a substantial portion of its business through the use of derivative contracts that may fall within the "safe-harbor" provisions set forth in Bankruptcy Code Sections 556 and 560 as well as in other sections of the Bankruptcy Code. The safe harbor provisions permit non-debtor parties to, among other things, exercise certain contractual termination rights and remedies notwithstanding the commencement of a Chapter 11 case. Although case law surrounding the scope of the Bankruptcy Code's safe harbor provisions remains unsettled, if a contract qualifies for safe harbor protection, a non-debtor party may be permitted to terminate or liquidate the contract upon a commencement of a bankruptcy proceeding. In addition, in certain circumstances, commencement of a bankruptcy proceeding may cause automatic termination or liquidation of the contract in accordance with the contractual terms. The Bankruptcy Court orders authorized immediate relief allowing Mirant Americas Energy Marketing to honor any and all obligations under existing and future trading and marketing contracts (i.e., safe harbor contracts). This relief allows Mirant Americas Energy Marketing to perform all obligations arising from pre-petition trading contracts and further affirms its ability to enter into post-petition trading activities, including new trading agreements with counterparties. In addition, the orders grant counterparties included in the program an administrative expense priority with respect to Mirant Americas Energy Marketing's obligations under its pre- and post-petition trading contracts, as well as the right to terminate for certain contractual defaults other than Mirant Americas Energy Marketing's petition for Chapter 11 relief.

        Pursuant to the general terms of Mirant Americas Energy Marketing's derivative trading contracts, upon early termination, settlement payments are determined by the non-defaulting counterparty using mark-to-market valuation methodologies. Given the inherent uncertainties in mark-to-market valuation, Mirant may not be able to realize the net current value of derivative trading contracts that are terminated early as a result of the Chapter 11 filings, or other events of default, due to a potential increase in mark-to-market liabilities and a potential decrease in mark-to-market assets upon settlement. A number of counterparties have exercised early termination rights which will likely result in a loss of value to Mirant. Mirant recognized a loss, which is reflected in reorganization items, of $53 million in 2003 as an estimate of losses incurred with respect to such safe harbor contracts. As of December 31, 2003, Mirant has not settled contracts related to approximately $30 million of the loss provision for amounts that approximate the amount of loss accrued. However, the ultimate impact of the remaining early terminations is not known at this time. In addition, although the terms of most of Mirant Americas Energy Marketing's derivative contracts do not relieve the non-defaulting party of the obligation to pay settlement amounts owing, some of Mirant Americas Energy Marketing's counterparties owing settlement payments may refuse to make such payments absent litigation, further reducing the value of Mirant Americas Energy Marketing's unsettled terminated trading positions.

        On July 24, 2003, the Bankruptcy Court approved an interim procedure requiring certain direct and indirect holders of claims, preferred securities and common stock to provide at least ten days advance notice of their intent to buy or sell claims against the Mirant Debtors or shares in Mirant Corporation. The Bankruptcy Court entered a final order on September 17, 2003 and such order establishes notice procedures applicable only to those transactions with a person or entity owning (or, because of the transaction, resulting in ownership of) an aggregate amount of claims equal to or in excess of $250 million or such higher amount determined under the order and, with respect to shares, only those persons or entities owning (or, because of the transaction, resulting in ownership of) 4.75% or more of any class of outstanding shares. In addition, each entity or person that owns at least $250 million, or such higher amount determined under the order, of certain claims or preferred securities must provide Mirant and the Creditor Committees with notice of ownership information. The Court's orders also provide for expedited procedures to impose sanctions for a violation of its orders, including monetary damages and, in some cases, the voidance of any such transactions that violate the order. Upon election, a special regime allowing virtually unlimited trading of claims without having to provide notice thereof may be available to certain claimholders, although such electing claimholders may be required to sell a portion of their claims before a specific date. The emergency and final relief was sought to prevent potential trades of claims of stock that could negatively impact the Mirant Debtors' U.S. net operating loss carryforwards and other tax attributes. The U.S. federal net operating loss carryforwards approximate $2.2 billion at December 31, 2003. Even with the relief that has been granted, Mirant cannot guarantee that it will be able to benefit from all, or any portion, of its U.S. net operating losses and other tax attributes. Similarly, there are approximately $3.6 billion of state net operating loss carryforwards.

        Through the bankruptcy process, Mirant intends to restructure the Company and establish a capital structure that is consistent with the effects of overcapacity and resulting lower margins in the competitive power generation business and the resulting reduced cash flows. The Company has focused on stabilizing its business operations and adjusting to the changes caused by bankruptcy. These activities included securing debtor-in-possession financing, establishing working relationships with the Statutory Committees and their advisors and performing a comprehensive contract rejection review process. The Company has assessed its business and prepared a business plan that outlines its future strategic direction. In addition, the Company is in the process of evaluating claims made against the Mirant Debtors and preparing a plan of reorganization.

        At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors or if and when some or all of the Mirant Debtors may emerge from Chapter 11. The prospects for future results depend on the timely and successful development, confirmation and implementation of a plan of reorganization. There can be no assurance that a successful plan or plans of reorganization will be proposed by the Mirant Debtors, supported by the Mirant Debtors' creditors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The rights and claims of various creditors and security holders will be determined by the applicable plans as well. Under the priority scheme established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before equity security holders are entitled to any distributions. The ultimate recovery to creditors and equity security holders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies, and it is possible that the equity interests in Mirant and the other Mirant Debtors, or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Whether or not a plan or plans of reorganization are approved, it is possible that the assets of any one or more of the Mirant Debtors may be liquidated.

3.     Accounting and Reporting Policies

Basis of Presentation

        The accompanying audited consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the U.S. of America ("GAAP").

        The financial statements include the accounts of Mirant and its wholly-owned as well as controlled majority owned subsidiaries and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method. Jointly owned affiliates that Mirant does not control are also accounted for using the equity method of accounting.

        Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Accounting for Reorganization

        The accompanying consolidated financial statements of Mirant have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Mirant's consolidated financial statements do not reflect adjustments that might be required if Mirant (or each of the Mirant Debtors) is unable to continue as a going concern.

        Condensed combined financial statements of the Mirant Debtors and Non-Debtors are set forth below. Mirant Debtors include all entities that filed for protection from creditors in 2003. Non-Debtors include the Company's businesses in the Caribbean and Philippines that are generally not affected by the bankruptcy filings.

Condensed Combined Statements of Operations

For the Year ended December 31, 2003

(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$4,163	$1,032	$(24)	$5,171
Cost of fuel, electricity and other products	2,925	284	(19)	3,190
Operating expenses	4,698	395	(6)	5,087

Operating (loss) income	(3,460)	353	1	(3,106)
Other expense (income) net	82	(14)	249	317
Reorganization items, net	295	—	—	295
(Benefit) Provision for income taxes	33	93	—	126
Minority interest	(81)	23		(58)

(Loss) income from continuing operations	(3,789)	251	(248)	(3,786)
Loss from discontinued operations, net of tax	(17)	(3)	—	(20)
Cumulative effect of changes in accounting principles, net of taxes	(29)	—	—	(29)

Net (loss) income	$(3,835)	$248	$(248)	$(3,835)

Condensed Combined Balance Sheets

December 31, 2003

(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current assets	$2,869	$990	$(11)	$3,848
Intercompany receivables	180	424	(604)	—
Property, plant and equipment, net	4,403	2,364	—	6,767
Intangible assets, net	282	598	—	880
Investments in subsidiaries	2,233	35	(2,268)	—
Other investments	44	175		219
Other	1,005	459	(1,047)	417

Total assets	$11,016	$5,045	$(3,930)	$12,131

Liabilities not subject to compromise:
Current liabilities	1,207	499	(5)	1,701
Intercompany payables	711	857	(1,568)	—
Other noncurrent liabilities	542	176	—	718
Long-term debt	190	1,092	—	1,282
Liabilities subject to compromise	9,174	—	(90)	9,084
Minority interest	—	169	—	169
Stockholders' (deficit) equity	(808)	2,252	(2,267)	(823)

Total liabilities and stockholders' equity	$11,016	$5,045	$(3,930)	$12,131

        See Note 12 to the consolidated financial statements for additional discussion of liabilities subject to compromise.

Condensed Combined Statements of Cash Flows

For the Year Ended December 31, 2003

(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Net cash provided by (used in):
Operating activities	$(300)	$256	$65	$21
Investing activities	(91)	51	(48)	(88)
Financing activities	287	(288)	(17)	(18)
Effect of exchange rate changes on cash and cash equivalents	3	3	—	6

Net (decrease) increase in cash and cash equivalents	(101)	22	—	(79)
Cash and cash equivalents, beginning of year	1,216	490	—	1,706

Cash and cash equivalents, end of year	$1,115	$512	$—	$1,627

Cash paid for reorganization items	$56	$—	$—	$56

Interest Expense

        The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise not reflected in the financial statements was approximately $235 million for the year ended December 31, 2003. The approximate annual amount of contractual interest related to liabilities subject to compromise is $497 million.

Reorganization Items

        Reorganization items, as shown in the tables above, are expense or income that were recorded in the financial statements as a result of the bankruptcy filings. The table below lists the significant items within this category (in millions).

Professional fees and administrative expense	$48
Provision for write off of subordinated note from Perryville	99
Gain on termination of Perryville capital lease	(6)
Provision for terminated price risk management contracts	53
Provision for losses on claims	100
Interest income	1

Total	$295

        Professional fees and administrative expense relate to legal, accounting and other professional costs directly associated with the reorganization process.

        The Company wrote off the entire balance of a subordinated note receivable from Perryville in the amount of $99 million as a result of Mirant's rejection of a tolling contract which was approved by the Bankruptcy Court. As a result of the rejection of the contract, the Company also recorded a net gain of approximately $6 million on the elimination of the Perryville capital lease obligations and related assets from its consolidated balance sheet.

        The Company recorded a $53 million loss provision with respect to price risk management contracts that were terminated by counterparties, representing the excess of the amount payable to the terminating parties over the previously estimated fair value of the contracts. As of December 31, 2003, Mirant has not settled contracts related to approximately $30 million of the loss provision for amounts that approximate the amount of loss accrued.

        Mirant recorded a $100 million loss provision related to filed claims related primarily to estimated damage claim amounts for those contracts that the Company has successfully rejected through the Bankruptcy Court process. See Note 2 for additional information.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Mirant's significant estimates include: determining the fair value of certain derivative contracts; estimating liabilities resulting from the bankruptcy, including the effects of bankruptcy claims and rejected contracts; estimating future cash flows and fair values in recording impairments of long-lived assets, goodwill and indefinite-lived intangible assets; estimating the expected return on plan assets, rate of compensation increases and other actuarial assumptions used in estimating pension and other postretirement benefit plan liabilities; and estimating losses to be recorded for contingent liabilities.

Cumulative Effect of Changes in Accounting Principles

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective January 1, 2003, relating to costs associated with legal obligations to retire tangible, long-lived assets, referred to as asset retirement obligations. Asset retirement obligations are recorded at fair value in the period in which they are incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. In the first quarter of 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of approximately $3 million, net of taxes, related to the adoption of this accounting standard. The Company also recorded property, plant and equipment of $6 million and noncurrent asset retirement obligations of $9 million as of January 1, 2003. The net asset retirement liability, which is reported in other noncurrent liabilities on the Company's consolidated balance sheets, increased by approximately $1 million in 2003. If this accounting standard was required to be followed in periods prior to January 1, 2003, the effect on the Company's consolidated financial statements would have been insignificant.

        In October 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Accordingly, energy-related contracts that are not accounted for pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133")

such as transportation contracts, storage contracts and tolling agreements, are required to be accounted for as executory contracts using the accrual method of accounting and not fair value. Energy-related contracts that meet the definition of a derivative pursuant to SFAS No. 133 continue to be carried at fair value. In addition, the Task Force observed that accounting for energy-related inventory at fair value by analogy to the consensus on EITF Issue 98-10 is not appropriate and that such inventory is not to be recognized at fair value. As a result of the consensus on EITF Issue 02-03, all non-derivative energy trading contracts on the consolidated balance sheet as of January 1, 2003 that existed on October 25, 2002 and energy-related inventories that were recorded at fair value have been adjusted to historical cost resulting in a cumulative effect adjustment of $26 million, net of taxes, which was recorded in the first quarter of 2003.

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46R"). FIN 46R addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN 46R expands existing accounting guidance regarding when a company should consolidate in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN 46R apply immediately to Special Purpose Entities ("SPEs") in 2003 and for all other variable interest entities no later than the end of the first reporting period ending after March 15, 2004. For 2003, the Company determined that Mirant Trust I, an issuer of trust preferred securities, qualified as an SPE and that it should be deconsolidated in accordance with the guidance of FIN 46R. The Company has deconsolidated Mirant Trust I and has accounted for its interest in Mirant Trust I on the equity method of accounting at December 31, 2003. There was no cumulative impact to income or equity upon deconsolidation. The Company determined that the provisions of FIN 46R did not have any impact on its other SPEs evaluated. The Company will apply the consolidation provisions of FIN 46R to all other interests the Company has in variable interest entities during the first interim period of 2004 if appropriate, but does not anticipate that its application will have a material impact on its consolidated results of operations, cash flows, or financial position.

New Accounting Standard Not Yet Adopted

        On November 5, 2003, the FASB made certain revisions to the implementation guidance contained in DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." DIG Issue C15 describes the criteria that permit power purchase or sale agreements to qualify for the normal purchases and normal sales exception. The revisions are effective on the first day of the first fiscal quarter beginning after November 10, 2003. Mirant has reviewed the modifications to DIG Issue C15 and has determined that they will not have a material impact on its consolidated results of operations, cash flows or financial position.

Commodity Trading Activities

        Prior to January 1, 2003, commodity trading activities were accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, energy trading contracts were recorded at fair value in the accompanying consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value and volatility factors underlying options and contractual commitments, price activity for equivalent or synthetic instruments in markets located in different time zones and counterparty credit quality. Prior to the effective date of EITF Issue 02-03, all energy trading contracts, including transportation and storage contracts and inventory held for trading purposes, were marked-to-market under the provisions of EITF Issue 98-10.

        Subsequent to the rescission of EITF Issue 98-10 the mark-to-market method is used to account for energy trading contracts entered into after October 25, 2002 that meet the criteria of derivative financial instruments pursuant to SFAS No. 133. These criteria require such contracts to be related to future periods, to contain one or more underlying positions and one or more notional amounts, require little or no initial net investment and to have terms that require or permit net settlement of the contract in cash or its equivalent. As such transactions may be settled in cash, the fair value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. Assets and liabilities associated with energy trading activities are reflected in Mirant's consolidated balance sheet as either price risk management assets and liabilities or liabilities subject to compromise, as appropriate. Price risk management assets and liabilities are classified as short-term (i.e., current) or long-term based on the term, or tenor, of the contracts.

Derivative Financial Instruments

        Derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value as either assets or liabilities, and changes in fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and the realized gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to cash flow hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments that do not qualify for hedge accounting treatment are included in price risk management assets and liabilities. As of December 31, 2003, the Company does not have any derivative instruments for which hedge accounting criteria are met. Mirant's derivative financial instruments are categorized by the Company as one of three types, based on the business objective the instrument is expected to achieve: asset management, legacy and optimization. All asset management, legacy and optimization activities are recorded at fair value, except for a limited number of transactions that are considered normal purchases or normal sales and therefore qualify for use of accrual accounting. The assets and liabilities related to derivative instruments that are associated with assets and liabilities held for sale are presented net within those captions on our accompanying consolidated balance sheets. Many of Mirant's electricity sales and fuel supply agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under SFAS No. 133 and are therefore exempt from fair value accounting treatment. The majority of the Company's commodity derivative financial instruments do not qualify for hedge accounting and therefore changes in such instruments' fair value are recognized currently in earnings. Unless the contract is held for trading purposes, changes in fair value of electricity derivative financial instruments are reflected in generation revenue and changes in fair value of fuel derivative contracts are reflected in cost of fuel and other products in the accompanying consolidated statements of operations. The Company's energy trading contracts are entered into under master netting agreements that provide it with legal right of offset in the event of default by the counterparty and are, therefore, reported net in the consolidated balance sheets. Changes in the fair value and settlements of these instruments are recorded as net trading revenues in the accompanying consolidated statement of operations.

Interest Rate and Foreign Currency Financial Instruments

        Historically, Mirant's policy was to manage interest expense using a combination of fixed- and variable-rate debt. The Company also entered into interest rate swaps to hedge its exposure to changes in interest rates. For qualifying hedges, changes in the fair value of the swaps were deferred in OCI, net of tax, and were reclassified from OCI to interest expense as an adjustment of interest expense over the term of the debt. Gains and losses resulting from the termination of qualifying hedges prior to their stated maturities were recognized as interest expense ratably over the remaining term of the hedged debt instrument. For non-qualifying hedges, changes in fair values of the swaps were recognized currently in earnings. As a result of the Company's bankruptcy filing, Mirant recognized the remaining interest expense related to the previously terminated qualifying interest rate hedges in the third quarter of 2003. The Company does not have any interest rate swaps outstanding at December 31, 2003.

        From time-to-time, Mirant has used currency swaps and currency forwards to hedge its net investments in certain foreign subsidiaries. Unrealized gains or losses on these derivatives are designated as hedges of net investments and are offsets against the unrealized foreign currency translation gains or losses recorded in OCI relating to these investments. The Company does not have any foreign exchange contracts outstanding at December 31, 2003 that are designated as hedges of its investments in foreign countries. Occasionally, the Company will use currency forwards to manage the effect of exchange rate fluctuations on forecasted transactions denominated in a foreign currency. In addition, Mirant has also utilized currency swaps to hedge the effect of exchange rate fluctuations on foreign currency denominated debt and the related interest rate exposure.

Cash and Cash Equivalents

        Mirant considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash is included in funds on deposit and other noncurrent assets in the accompanying consolidated balance sheets and amounted to $161 million and $236 million, respectively, at December 31, 2003 and 2002. Restricted cash includes deposits with brokers to support the Company's commodity positions and deposits for debt service reserve requirements under Mirant's project financing in the Philippines.

Inventory

        Inventory consists primarily of natural gas, fuel, oil, coal, and purchased emission certificates. Inventory, including commodity trading inventory, is generally stated at the lower of cost, computed using an average cost basis, or market value at December 31, 2003 and 2002. Commodity trading inventory acquired prior to October 26, 2002 is stated at fair value in the consolidated balance sheet at December 31, 2002.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, which includes materials, labor, and associated payroll-related and overhead costs and the cost of financing construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage of a generating plant are capitalized, including the replacement of major component parts and labor and overheads incurred to install the parts. Depreciation of the recorded cost of depreciable property, plant and equipment is provided by using primarily composite rates. Upon the retirement or sale of property, plant and equipment the cost of such assets and the related accumulated depreciation are removed from the consolidated balance sheet. No gain or loss is recognized for ordinary retirements in the normal course of business since the composite depreciation rates used by Mirant take into account the effect of interim retirements.

Capitalization of Interest Cost

        Mirant capitalizes interest on projects during the advanced stages of development and during the construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Upon commencement of commercial operations of the plant or project, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant or the life of the cooperation period of the various energy conversion agreements. For the years ended December 31, 2003, 2002 and 2001, the Company incurred the following interest costs (in millions):

	2003	2002	2001
Total interest costs	$407	$590	$686
Capitalized and included in construction work in progress	(28)	(95)	(72)

Interest expense	$379	$495	$614

        As part of Mirant's operational restructuring plan announced in March of 2002, substantially all construction on several projects has been suspended and Mirant no longer capitalizes interest on these projects.

Leasehold Interests

        Certain of Mirant's Asian power generation facilities are developed under "build, operate, and transfer agreements" with government controlled agencies of the respective local country government.

Under these agreements, Mirant builds power generation facilities, operates them for a period of years (a "cooperation period") and transfers ownership to the local country government at the end of the cooperation period. During construction, the cost of these facilities is recorded as construction work in progress. Upon completion of a facility, its entire cost is reclassified to leasehold interests where the balance is amortized over the remaining term of the agreement.

Goodwill and Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective useful lives ranging up to 40 years to their estimated residual values. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value. The Company is required to test for goodwill each year at October 31 and whenever contrary evidence exists as to the recoverability of goodwill. The fair value of the reporting unit is calculated using discounted cash flow techniques and assumptions as to business prospects using the best information available.

Income Taxes

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

        Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. In 2003, 2002, and 2001, the Company recognized increases in its valuation allowance of $843 million, $1,088 million and $116 million, respectively, related to its net deferred tax assets.

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

Concentration of Revenues and Credit Risk

        During 2003 and 2002, revenue earned from a single customer did not exceed 10% of Mirant's total revenues. In 2003, Mirant earned a significant portion of its operating revenue from the PJM interconnection energy market, which is where Mirant's Mid-Atlantic assets are primarily located. Revenues earned from California Department of Water Resources ("DWR") approximated 37% of Mirant's total revenues for the year ended December 31, 2001. As of December 31, 2003, no customer represented more than 10% of Mirant's total credit exposure.

Impairment of Long-Lived Assets

        Mirant evaluates long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated discounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the accompanying consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the accompanying consolidated balance sheets.

        Mirant evaluates its goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present.

Earnings (Loss) Per Share

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

Stock-Based Compensation

        Mirant accounts for its stock-based employee compensation plans under the intrinsic-value method of accounting for recognition, but discloses fair value pro forma information. Under this method, compensation expense for employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested stock based awards in each period (in millions, except per share data). See also Note 15.

	December 31,
	2003	2002	2001
Net (loss) income, as reported	$(3,835)	$(2,438)	$409
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(24)	(27)

Pro forma net income (loss)	$(3,862)	$(2,462)	$382

Earnings (loss) per share:
Basic—as reported	$(9.47)	$(6.06)	$1.20

Basic—pro forma	$(9.54)	$(6.12)	$1.12

Diluted—as reported	$(9.47)	$(6.06)	$1.19

Diluted—pro forma	$(9.54)	$(6.12)	$1.11

Foreign Currency Translation

        For international operations in which the Company considers the functional currency to be the local currency, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements of foreign operations are reported in accumulated other comprehensive loss. For international operations in which the Company considers the functional currency to be the U.S. dollar, transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars. Gains or (losses) on such transactions are recognized in earnings and amounted to $8 million, $2 million and $(7) million in 2003, 2002 and 2001, respectively.

4.     Discontinued Operations

        The financial statements for prior periods have been restated to report the revenues and expenses of the components of the Company that were disposed of separately as discontinued operations. Income (loss) from discontinued operations for 2003, 2002 and 2001 includes the following components of the Company that have been disposed of in 2003: Mirant Europe B.V., the Neenah generating facility in Wisconsin, the Tanguisson power plant in Guam and investments held by Mirant Americas Energy Capital, LP ("Mirant Americas Energy Capital"), Mirant Canada Energy Capital and Mirant's Canadian operations. Income (loss) from discontinued operations for the year ended December 31, 2002 also includes the operations of Mirant Americas Production Company in Louisiana, MAP Fuels Limited in Queensland, Australia and the State Line generating facility in Indiana which were disposed of in 2002. Income (loss) from discontinued operations for 2001 also includes the operations of SE

Finance Capital Corporation ("SE Finance"), which was distributed to Southern on March 5, 2001, as part of Mirant's spin-off from Southern.

        A summary of the operating results for these discontinued operations for the years ended December 31, 2003, 2002 and 2001 follows (in millions):

	December 31,
	2003	2002	2001
Operating revenue	$4	$105	$(22)
Lease income	—	—	10
Operating expenses	(25)	(243)	(85)
Equity in loss of affiliates	—	—	(1)

Loss before income taxes	(21)	(138)	(98)
Income tax benefit	1	54	42

Net loss	$(20)	$(84)	$(56)

        The table below presents the components of the balance sheet accounts classified as current assets and liabilities held for sale as of December 31, 2002 (in millions):

Current Assets:
Current assets	$73
Property, plant and equipment	128
Investments	4
Notes receivable	228
Other assets	5

Total current assets held for sale	$438

Current Liabilities:
Taxes and other payables	$10
Deferred taxes	3
Debt	106
Other liabilities	6

Total current liabilities related to assets held for sale	$125

5.     Accounts Receivable and Notes Receivable

        Receivables consisted of the following at December 31, 2003 and 2002 (in millions).

	2003	2002
Customer accounts	$1,330	$2,006
Notes receivable	102	109
Collateral receivable	229	99
Other	116	321
Less: provision for uncollectibles	410	296

Total	$1,367	$2,239

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

6.     Financial Instruments

Commodity Financial Instruments

        The Company manages the risks around its physical asset positions ("asset management"), and attempts to achieve incremental returns by entering into additional energy contracts where it has specific market expertise or physical asset positions ("optimization trading"). In the fourth quarter of 2003, the Company segregated a portion of its existing derivative contracts that were not considered strategic to ongoing operations into a separately managed portfolio ("legacy portfolio").

        Mirant enters into a variety of derivative financial instruments to manage its exposure to the prices of the fuel it acquires for generating electricity, as well the electricity produced that it sells. These include contractual agreements, such as forward purchase and sale agreements, and futures, swaps and option contracts. Futures and option contracts are traded on a national exchange and swaps and option contracts are traded in over-the-counter financial markets. These contractual agreements have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

        As part of its optimization trading activities, the Company assumes certain market risks in an effort to generate gains from changes in market prices by entering into derivative instruments, including exchange-traded and over-the-counter contracts, as well as other contractual arrangements. The Company's optimization trading business can be volatile and subject to swings in earnings and cash flow as commodity prices change. Gas and electricity, the primary commodities the Company trades, are among the most volatile commodities in terms of price in the market.

        Derivative instruments are recorded at their estimated fair value in the Company's accompanying consolidated balance sheets as price risk management assets and liabilities except for a limited number of transactions that qualify for normal purchase or normal sale exception provision that provides for accrual accounting treatment. Certain transactions are entered into under master netting agreements that provide the Company with a legal right of offset in the event of default by the counterparty and are therefore reported net in the Company's accompanying consolidated balance sheets. Unless the contracts are held for trading purposes, changes in the fair value and settlements of electricity derivative financial instruments are reflected in generation revenue and changes in the fair value and settlements of fuel derivative contracts are reflected in cost of fuel and other products in the accompanying consolidated statements of operations. For contracts held for trading purposes, changes in the fair value and settlements of these instruments are recorded as net trading revenues in the accompanying consolidated statement of operations. As of December 31, 2003, the Company does not have any derivative instruments for which hedge accounting criteria are met.

        The fair values of Mirant's price risk management assets and liabilities, net of credit reserves, as of December 31, 2003 are included in the following table (in millions).

	Assets	Liabilities
Electricity	$145	$147
Natural gas	72	90
Crude oil	7	1
Other	15	9

Total	$239	$247

        The following table represents the net fair value of Mirant's price risk management assets and liabilites by portfolio, net of credit reserves, as of December 31, 2003 (in millions).

Optimization	$30
Asset management	16
Legacy portfolio	(54)

Total	$(8)

        The Back-to-Back Agreement with PEPCO previously included in price risk management liabilities totaling $708 million was reclassified to liabilities subject to compromise in 2003 as the Mirant Debtors are attempting to reject the contract in bankruptcy. See Note 2 for further information.

        The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at December 31, 2003 was 1.1 years. The net notional amount, or net short position, of the price risk management assets and liabilities at December 31, 2003 was approximately 4.9 million equivalent MWh.

Interest Rate and Currency Derivatives

        Historically, the Company has entered into interest rate swaps, which were accounted for as hedges of its cash flow exposure to changes in interest rates. The Company has also entered into currency swaps to mitigate Mirant's exposure to changes in foreign currency rates arising from cross border sales denominated in foreign currency. The Company does not have any interest rate swaps or foreign currency exchange contracts outstanding at December 31, 2003.

Fair Values

        Financial instruments recorded at market or fair value include cash and interest-bearing cash equivalents, derivative financial instruments, and financial instruments used for price risk management purposes. The following methods were used by Mirant to estimate the fair value of all financial instruments that are not subject to compromise and not otherwise carried at fair value on the accompanying consolidated balance sheets:

          Notes and Other Receivables.    The fair value of Mirant's notes receivable are estimated using interest rates it would receive currently for similar types of arrangements.

          Notes Payable and Other Long- and Short-Term Debt.    The fair value of Mirant's notes payable and long- and short-term debt is estimated using quoted market prices, when available. Market prices for international business debt are not readily available as there is no active market for these financial instruments. In most cases, the debt of the Company's international operations are secured by the assets of those operations. Therefore, the carrying value of the debt is deemed to be a reasonable approximation of fair value.

          Company Obligated Mandatorily Redeemable Securities.    The fair value of Mirant's company obligated preferred securities is calculated based on the quoted market price.

        The carrying or notional amounts and fair values of Mirant's financial instruments at December 31, 2003 and 2002 were as follows (in millions):

	2003			2002
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Liabilities Subject to Compromise:
Notes payable and long- and short-term debt	$6,861	$	*	$—	$—
Note payable to Mirant Trust I	356		*	—	—
Liabilities Not Subject to Compromise:
Notes payable and long- and short-term debt	1,566		1,566	8,887	5,376
Company obligated mandatorily redeemable securities of a subsidiary holding solely parent company debentures	—		—	345	57
Other:
Notes and other receivables	—		—	140	140

*
As a result of the Company's Chapter 11 filing, the fair value cannot be reasonably determined for the outstanding debt that is included in liabilities subject to compromise on the consolidated balance sheets.

7.     Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31, 2003 and 2002 (in millions):

	2003	2002
Production	$4,771	$5,184
Transmission and distribution	277	217
Leasehold interest	2,003	2,047
Oil and gas properties	25	25
Construction work in progress	178	754
Other	337	384
Suspended construction projects	350	698

	7,941	9,309
Less: accumulated depreciation, depletion and amortization and provision for impairment	1,174	901

Total property, plant and equipment, net	$6,767	$8,408

        Depreciation of the recorded cost of depreciable property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Production	5 to 42
Transmission and distribution	5 to 39
Other	3 to 35

        The cost of oil and gas properties were amortized using the units of production method over the estimated proved reserves of the properties. Mirant does not depreciate its suspended construction project costs.

        The Company does not expect to independently complete its four suspended construction projects that consist of 2,188 MWs of generating capacity. The Company plans to either pursue partnerships to complete one or more of the projects, sell the projects or abandon the projects.

        Mirant evaluates its long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the carrying amount of the asset. As a result of two credit rating downgrades, public opposition to Mirant's restructuring proposals, material unfavorable variances to its prior business plan through the second quarter of 2003 and a lawsuit filed against its restructuring proposal by Mirant Americas Generation bondholders, Mirant reassessed its long-lived assets for impairment at June 30, 2003. The results of the analysis indicated no impairments of its property, plant and equipment existed at June 30, 2003. At December 31, 2003, an additional impairment analysis was prepared incorporating Mirant's most recent assumptions as to future operations and opportunities in connection with its 2004 10-year business plan. The results of such analysis indicated a substantial decrease in nominal cash flows over Mirant's 10-year planning horizon and, in certain cases, an impairment of certain long-lived asset balances. The table below reflects the results of Mirant's analysis.

        An asset impairment charge must be recognized if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. The amount of impairment charge is calculated as the excess of the carrying value of the asset over its fair value. Fair value is estimated based on the discounted future cash flows from that asset or determined by other valuation techniques. In the case of assets Mirant expects to sell the impairment charge is based on the estimated fair value less costs to sell. Following is a summary of long-lived asset impairment charges recorded for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Property plant and equipment, in service	$971	$—	$82
Suspended construction projects	363	610	—
Trading rights	145	—	—
Development rights	81	—	—
Emissions allowances	6	—	—
Other intangibles	1	—	—

Total	$1,567	$610	$82

        For purposes of testing for impairment losses, Mirant grouped long-lived assets and definite-lived intangibles at the lowest level at which separate cash flows can be identified, which generally was determined to be the individual generating assets or several generating assets operated as a group. The long-lived assets evaluated for impairment consist of the legal entities' property, plant and equipment, construction work in progress, development rights, trading rights, emissions allowances and other definite-lived intangibles.

8.     Goodwill and Other Intangible Assets

Goodwill

        Goodwill consisted of the following as of December 31, 2003 and 2002 (in millions):

	2003	2002
Goodwill	$783	$2,968
Less: accumulated amortization	196	285

Total	$587	$2,683

        Following is a summary of the changes in goodwill for the years ended December 31, 2003 and 2002, (in millions):

	North America	International	Total
2003
Goodwill, beginning of year	$2,074	$609	$2,683
Impairment losses	(2,067)	—	(2,067)
Purchase accounting and tax adjustments	(7)	(21)	(28)
Asset disposal	—	(1)	(1)

Goodwill, end of year	$—	$587	$587

2002
Goodwill, beginning of year	$1,914	$1,383	$3,297
Adoption of SFAS No. 141	149	—	149
Impairment losses	—	(697)	(697)
Purchase accounting and tax adjustments	11	(77)	(66)

Goodwill, end of year	$2,074	$609	$2,683

        During the year ended December 31, 2003, Mirant disposed of the Tanguisson power plant in Guam. In 2003, Mirant finalized its purchase accounting adjustments for its West Georgia and TransCanada assets, resulting in reclassifications among deferred taxes, prepaid assets and goodwill.

        As a result of two credit rating downgrades, public opposition to Mirant's restructuring proposals, material unfavorable variances to its prior business plan through the second quarter of 2003 and a lawsuit filed against its restructuring proposal by Mirant Americas Generation bondholders, Mirant reassessed its goodwill for impairment at June 30, 2003 related to its North America reporting unit. The results of the analysis indicated that a goodwill impairment existed at June 30, 2003. A detailed impairment analysis indicated that all of the North America goodwill was impaired and accordingly it was written off.

        Mirant performed its annual evaluation for goodwill impairment at October 31, 2003 for its Asia and Caribbean reporting units. This evaluation was based upon the Company's business plan completed in early 2004. The evaluation of Mirant's Asia and Caribbean reporting units indicated that there was no impairment of goodwill.

Intangible Assets

        Following is a summary of intangible assets as of December 31, 2003 and 2002 (in millions):

		December 31, 2003		December 31, 2002
	Weighted Average Amortization Lives
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	26 years	$62	$(35)	$207	$(29)
Development rights	37 years	137	(24)	217	(18)
Emissions allowances	32 years	131	(12)	131	(8)
Other intangibles	23 years	40	(6)	40	(5)

Total other intangible assets		$370	$(77)	$595	$(60)

        Trading rights represent intangible assets recognized in connection with asset purchases that represent the Company's ability to generate additional cash flows by incorporating Mirant's trading activities with the acquired generating facilities. Development rights represent the right to expand capacity at certain acquired generating facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower certain generation facilities. This ability to repower or expand is expected to be at significant cost savings compared to greenfield construction. Emissions allowances represent credits that entitle the holder of each allowance to emit one ton of sulfur dioxide ("SO2") or nitrogen oxide. The basic feature of the SO2 program is a system of emission allowances which imposes a cap on total SO2 emissions from the electric utility industry. These allowances can be used in that year, saved for future years, or sold to other sources. Substantially all of Mirant's other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging up to 40 years.

        Amortization expense was approximately $21 million, $19 million and $31 million for the years ended December 31, 2003, 2002 and 2001, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $12 million for each of the next five years.

        During 2003, Mirant evaluated its definite-lived intangible assets for impairment. As a result of this evaluation, the Company recorded impairment charges of $233 million related to its intangible assets.

        The carrying value of the intangible assets above may be further impaired in future periods as a result of changes to the Company's strategy in implementing its plan or plans of reorganization.

9.     Dispositions and Acquisitions of Assets

Dispositions

        The following table summarizes information related to completed asset sales for the years ended December 31, 2003, 2002 and 2001 (in millions):

Investment	Location	Gross Proceeds	Gain (Loss)	Reporting Segment	Date of Sale
2003:
Mirant Canada operations	Canada	46	35	North America	July
Other		—	11

Total		$46	$46

2002:
Kogan Creek	Australia	$30	$28	International	May, August
Other		19	13

Total		$49	$41

2001:
EDELNOR	Chile	$5	$—	International	December
Other		—	2

Total		$5	$2

        The gain or loss amounts do not include the effects of impairments of these assets recorded prior to their sale.

Dispositions

        Neenah:    In January 2003, Mirant completed the sale of its Neenah generating facility for approximately $109 million resulting in a pre-tax gain of approximately $4 million. The operating results for this business prior to its disposal are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

        Navotas 1:    In March 2003, the Build Operate and Transfer ("BOT") project agreement for Navotas 1 expired, and the plant was transferred to NPC pursuant to the terms of the BOT project agreement. No gain or loss was recorded on the transfer.

        Tanguisson:    In April 2003, Mirant completed the sale of its Tanguisson power plant in Guam for approximately $16 million, which approximated the book value of the assets sold. The operating results for this business prior to its disposal are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

        Mirant Americas Energy Capital:    In May and August 2003, Mirant Americas Energy Capital completed the sale of its two remaining investments for approximately $41 million and $3 million, respectively, which approximated book value. The operating results for this business prior to its disposal are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

        Mirant Canada operations:    In April and July 2003, Mirant closed on agreements to sell its Canadian natural gas aggregator services contracts, a significant portion of its natural gas transportation contracts and a portion of its storage contracts. As part of the sale agreements, Mirant received approximately $33 million and $13 million in April and July 2003, respectively. Mirant recognized a pre-tax gain of approximately $25 million and $10 million related to these transactions in April and July 2003, respectively, which is reflected in gain on sale of assets in the accompanying consolidated statements of operations.

        State Line:    In June 2002, Mirant completed the sale of its State Line generating facility for approximately $180 million plus an adjustment for working capital. The asset was sold at approximately book value. The operating results for this business prior to its disposal are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

        Mirant Americas Production Company:    In August 2001, Mirant acquired a 75% working interest in 18 natural gas and oil producing fields as well as 206,000 acres of mineral rights in southern Louisiana from Castex and a number of its affiliates for approximately $162 million. Castex, a privately held Houston-based oil and gas producer, retained an interest in the properties and continued to operate them. In September 2002, Mirant recorded a write down of $48 million to reduce the carrying value of its investment to its estimated fair value less costs to sell. In December 2002, Mirant completed the sale of its investment for $143 million, and recorded an additional loss of $7 million. The operating results for this business prior to its disposal are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

        Kogan Creek:    In May 2002, Mirant completed the sale of its 60% ownership interest in the Kogan Creek power project located near Chinchilla in southeast Queensland, Australia, and the associated coal deposits for approximately $30 million. The gain on the sale of Mirant's investment in Kogan Creek was approximately $28 million.

        AQC:    In August 2002, Mirant completed the sale of its wholly-owned subsidiary MAP Fuels Limited, which wholly-owned AQC, a coal mining company in Queensland, Australia for approximately $21 million. The subsidiary was sold at a gain of approximately $2 million. The sale included both the Wilkie Creek Coal Mine and the Horse Creek coal deposits. The operating results for this business prior to its disposal are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

        EDELNOR:    In December 2001, Mirant wrote down its remaining investment in EDELNOR by $82 million. On December 31, 2001, Mirant completed the sale of its interest in EDELNOR for consideration of approximately $5 million, which approximated book value.

Acquisitions

        Sual and Pagbilao:    The Sual project and the Pagbilao project shareholder agreements grant minority shareholders put option rights such that they can require Mirant Asia-Pacific Limited and/or certain of its subsidiaries to purchase the minority shareholders' interests in the project. The put options for the Sual project, collectively representing the remaining 8.09% ownership interest in the Sual project as of December 31, 2003, can be exercised until December 21, 2005, or thereafter in the event of any change in control, a change in the Sual project's charter documents or the transfer of sponsor in violation of the sponsor support agreement on the earlier of the date of such changes/events or December 21, 2011. The put options for the Pagbilao project, collectively representing the remaining 4.26% ownership interest in the Pagbilao project as of December 31, 2003, can be exercised until August 5, 2008 or thereafter, in the event of any change in control, a change in the Pagbilao project's charter documents or the transfer of the sponsor in violation of the sponsor completion support agreement. The price for the put options is determined by a formula set forth in the shareholder agreements. The formula price is based on discounted future net cash flow less total liabilities plus current assets as of the date of the put notice.

        In March 2003, Mirant paid approximately $30 million to acquire a 4.26% ownership interest in the Pagbilao project and in May 2003, Mirant paid approximately $30 million to acquire an additional 4.26% ownership interest in the Pagbilao project.

        In February 2004, a minority shareholder of the Sual project served notice to exercise its put option pursuant to the Sual project shareholder agreement. In March 2004, Mirant paid approximately $21 million to acquire this additional 2.94% ownership interest in the Sual project. The remaining minority interest subject to the Sual put agreement is 5.15%.

        Sangi and Carmen:    In April 2002, Mirant acquired ARB Power Ventures, Inc. and CMS Generation Cebu Limited Company, located in the Philippines, for approximately $21 million. The purchase included the Toledo Power Co., which owns the Sangi and Carmen generating facilities.

        TransCanada Marketing Business:    In December 2001, Mirant acquired the majority of the gas marketing business of TransCanada for approximately $120 million. The transaction included the purchase of the majority of TransCanada's natural gas trading and marketing business and the related natural gas transportation and storage contracts that represent 380 million cubic feet per day of natural gas transportation assets and approximately 1.3 billion cubic feet of natural gas storage, as well as the "netback pool." The netback pool represents natural gas marketing contracts that aggregate and market the supply of natural gas from Canadian natural gas producers.

        JPSCo:    In March 2001, Mirant acquired 80% of the outstanding shares of JPSCo for $201 million from the Jamaican government. JPSCo is a fully integrated electric utility on the island of Jamaica. JPSCo is subject to monitoring and rate regulation by the Office of Utilities and Regulation and operates under a 20-year license, expiring in 2021.

        Navotas 2: In December 2002, NPC, the Power Sector Assets and Liabilities Management Corporation ("PSALM") and Mirant (Navotas II) Corporation ("MNC II") entered into a supplemental agreement which provided for the conversion of the Navotas 2 facility to a Build Operate Own arrangement ("BOO") from a BOT arrangement. Upon the effective date of the conversion,

MNC II will acquire 100% ownership interest of the Navotas 2 plant for a net payment of approximately $10 million. The conversion is expected to close in September 2004.

        SE Finance and Capital Funding:    On March 5, 2001, Southern redeemed its outstanding share of Mirant's Series B preferred stock in exchange for transferring two of the Company's subsidiaries, SE Finance Capital Corporation and Southern Company Capital Funding Inc., to Southern.

10.   Investments

        Following is a summary of the Company's consolidated subsidiaries and equity affiliates in which Mirant has less than 100% ownership at December 31, 2003 and the carrying value of its equity method and other investments as of December 31, 2003 and 2002 (in millions):

			Economic Ownership Percentage at December 31, 2003
				Voting Interest Percentage at December 31, 2003	December 31,
	Country of Operations	Year of Investment
					2003	2002
Entities Consolidated:
Mirant Pagbilao Corporation ("Pagbilao")	Philippines	1997	95.7%	95.7%
Mirant Sual Corporation ("Sual")	Philippines	1997	91.9	91.9
Grand Bahama Power Company ("Grand Bahama Power")	Bahamas	1993	55.4	57.0
Jamaica Public Service Company ("JPSCo")	Jamaica	2001	80.0	80.0
Wrightsville Power Facility, L.L.C. ("Wrightsville")	United States	2000	51.0	51.0
Entities accounted for under the Equity method:
The Power Generation Company of Trinidad and Tobago ("PowerGen")	Trinidad	1994	39.0	39.0	$82	$84
KEPCO Ilijan Corporation ("Ilijan")	Philippines	2000	20.0	20.0	52	45
Mirant Global Corporation ("MGC")	Philippines Curacao, Netherlands	2002	50.0	50.0	25	—
Curacao Utilities Company ("CUC")	Antilles	2001	25.5	25.5	9	12
Visayan Electric Company, Inc.(1)	Philippines	2002	2.1	2.1	—	3
Birchwood Power Partners, L. P. ("Birchwood")	United States	1994	0.5	0.5	—	(10)
Coyote Springs 2	United States	2003	50.0	50.0	—	100
Other:
Investment in Aqualectra convertible preferred equity					40	40
Other					11	22

Total					$219	$296

(1)
In 2003, Visayan Electric Company, Inc. is included as part of the MGC investment.

        Aqualectra:    Mirant owns the $40 million convertible preferred equity interest in Aqualectra, an integrated water and electric company in Curacao, Netherlands Antilles, owned and operated by the government. The Company receives 16.75% preferred dividends on its investment on a quarterly basis. Aqualectra has a call option and Mirant has a put option related to this investment. The options are exercisable on the earlier of privatization or December 19, 2004 and the options can be exercised at any time during the following three years from the beginning of this period. Aqualectra has the option (but not the obligation) to purchase from Mirant all, but not less than all, of the shares of preferred stock then held by Mirant on the terms as set forth in the agreement. Mirant has the option (but not the obligation) to require Aqualectra to purchase all, but not less than all, of the shares of preferred stock then held by Mirant on the terms as set forth in the agreement. Mirant also has an option to convert its convertible preferred equity interest in Aqualectra to common shares during the same three-year period beginning upon the date the options become exercisable.

        Following is a summary of information related to completed sales of equity and other investments for the years ended December 31, 2003 and 2002 (in millions). In 2001, Mirant recorded no sales of equity or other investments.

Investment	Gross Proceeds	Gain (Loss)	Impairment Loss
2003:
Birchwood	70	67	—

Total	$70	$67	$—

2002:
Bewag	$1,632	$249	$—
SIPD	120	(7)	—
Perryville	—	(1)	—
WPD	235	(3)	(325)
Shajiao C	300	91	—
CEMIG	—	—	(132)
Norway	—	—	(10)

Total	$2,287	$329	$(467)

        The gain or loss amounts do not include the effects of impairment losses relating to those investments prior to their sale.

        Following is a summary of equity in income of affiliates attributable to investments for the years ended December 31, 2003, 2002 and 2001 (in millions).

	2003	2002	2001
Equity in income of affiliates:
Interests retained	$26	$27	$21
Interests disposed of	7	141	196

	$33	$168	$217

        Mirant Global Corporation:    In June 2003, Mirant Global Corporation ("MGC"), a wholly-owned subsidiary of Mirant (Philippines) Corporation ("MPC"), entered into an agreement with the First Metro Investment Corporation Group ("the FMIC Group") to pursue business opportunities in power generation in the Visayas region of the Philippines. The FMIC Group agreed to acquire the entire equity interest in Panay Power Corporation, which owns a 72 MW power generation facility on the island of Panay and the 22.8 MW Sunrise Power Project generation facility located in the island of Luzon. The total acquisition cost of these two projects is approximately $64 million in addition to the assumption of the project debt at Panay Power Corporation of approximately $32 million. Also, a new project debt of approximately $6 million is expected to be raised for the 22.8 MW generation facility. The transaction closed on December 4, 2003. Effective December 4, 2003, the FMIC Group contributed its equity interest in Panay Power Corporation and in the project company that owns the 22.8 MW generation facility of the Sunrise Power Project to an entity, Claredon Tower Holdings, Inc. ("Claredon"). Claredon became a subsidiary of MGC in exchange for a 50% ownership interest in MGC. As a result, the FMIC Group and MPC each have a 50% voting interest in the joint venture. MPC's investment in MGC at December 31, 2003 aggregated $25 million and is accounted for as an equity investment. The FMIC Group and MPC have agreed not to transfer all or any of their shares in MGC for a period of three years. No gain or loss was recorded as a result of this transaction.

        Birchwood:    In May 2003, Mirant announced that it had entered an agreement to sell all but one half of one percent of its 50% ownership interest in the Birchwood generating plant located near Fredricksburg, Virginia. On October 9, 2003, the Bankruptcy Court entered an order approving the consummation of the sale. In October 2003, Mirant completed the sale for a price of $70 million and recorded a gain of approximately $67 million related to this transaction.

        Bewag:    Prior to 2001, Mirant acquired a 26% interest in Bewag, an electric utility serving over 2 million customers in Berlin, Germany. In June 2001, Mirant purchased an additional 18.8% interest in Bewag for approximately $464 million. In February 2002, Mirant sold its interest in Bewag for approximately $1.63 billion and recorded a gain of approximately $249 million.

        SIPD:    In May 2002, Mirant sold its 9.99% ownership interest in SIPD, located in the Shandong Province, China, for approximately $120 million. The loss on the sale of Mirant's investment in SIPD was approximately $7 million.

        Perryville:    In June 2002, Mirant sold its 50% ownership interest in Perryville to Cleco, which owned the remaining 50% interest. As part of the sale, Cleco assumed Mirant's $13 million future equity commitment to Perryville and paid approximately $55 million in cash to Mirant in repayment of a subordinated loan to Perryville and for other miscellaneous costs. In connection with the sale, Mirant agreed to make a $25 million subordinated loan to Perryville. In 2002, Mirant and Perryville restructured the tolling agreement and Mirant made a $100 million subordinated loan to Perryville. The proceeds were used by Perryville to repay the existing $25 million subordinated loan owed to Mirant and to repay $75 million of senior debt of the project. On August 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the tolling agreement with Perryville. The rejection was approved by the Bankruptcy Court on September 15, 2003. See Note 2 for additional information. Mirant recognized a $1 million loss on the sale of its investment in Perryville.

        WPD:    In September 2002, Mirant sold its 49% economic interest in Western Power Distribution Holdings Limited and WPD Investment Holdings (collectively, WPD) for approximately $235 million. WPD included the electric distribution networks for Southwest England and South Wales. In June 2002, Mirant recognized an impairment loss of approximately $325 million to reflect the difference between the carrying value of its investment and its estimated fair value. Upon completion of the sale in the third quarter of 2002, Mirant recognized an additional loss of $3 million.

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

        Norway Project:    In the third quarter of 2002, Mirant recognized an impairment loss of approximately $10 million to reflect the difference between the carrying value of its investment in the project and its estimated fair value less costs to sell. In December 2002, Mirant completed the sale of its investment in the development project in Norway. The investment was sold at approximately its carrying value.

11.   Restructuring Charges and Other Impairment Losses

  Restructuring Charges

        Mirant adopted a plan in March 2002 to restructure its operations by exiting certain activities (including its European trading and marketing business), canceling or suspending planned power plant developments, closing business development offices, and severing employees in an effort to better position the Company to operate in the then current business environment. During 2003, Mirant recorded additional restructuring charges of $46 million.

        Components of the restructuring charges for the years ended December 31, 2003, 2002 and 2001 are as follows (in millions):

	2003	2002	2001
Costs to cancel equipment orders and service agreements per contract terms	$8	$302	—
Severance of employees and other employee termination-related charges	38	61	—

Total restructuring charges	$46	$363	—

        Following is a summary of the changes in the liability for accrued restructuring charges for the years ended December 31, 2003 and 2002 (in millions):

		Adjustments (Statement of Operations Impact)
	Balance at January 1, 2003			Cash Payments	Other Adjustments		Balance at December 31, 2003
		Expense	Reversal			Reclassification
Costs to cancel equipment orders and service agreements per contract terms	$—	$10	$(2)	$(8)	$—	$—	$—
Costs to sever employees and other employee-termination related costs	9	43	(5)	(28)	—	—	19

Total	$9	$53	$(7)	$(36)	$—	$—	$19

		Adjustments (Statement of Operations Impact)
	Balance at January 1, 2002			Cash Payments	Other Adjustments		Balance at December 31, 2002
		Expense	Reversal			Reclassification
Costs to cancel equipment and projects	$—	$333	$(31)	$(143)	$5	$(164)	$—
Costs to sever employees and other employee-termination related costs	—	79	(18)	(51)	(4)	3	9

Total	$—	$412	$(49)	$(194)	$1	$(161)	$9

        During the year ended December 31, 2003, Mirant terminated approximately 550 employees as part of its restructuring and paid $36 million related to restructuring charges recorded in that period, of which, $28 million was associated with the workforce reductions and other employee related costs.

        During the year ended December 31, 2002, Mirant terminated approximately 655 employees as part of its restructuring and paid $194 million related to restructuring charges recorded in that period, of which, $51 million was associated with the workforce reductions and other employee related costs.

        During 2002, Mirant reclassified $164 million from accrued restructuring charges to current portion of long-term debt as a result of the consolidation during the year of certain portions of Mirant's formerly off-balance sheet equipment procurement facilities. Also during 2002, Mirant adjusted the accrual as a result of revisions to restructuring estimates primarily relating to European and domestic office closures and adjustments to equipment termination costs and payments made against the accrual.

Other Impairment Losses

        The Company recorded other impairment charges for the years ended December 31, 2003 of $11 million related to several of the Company's venture capital investments that were determined to have a fair value below their cost basis.

12.   Liabilities Subject to Compromise

        Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or potential pre-petition date claims that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. There can be no assurance that the liabilities of the Mirant Debtors will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of Mirant's stockholders could be diluted or eliminated entirely.

        The amounts of liabilities subject to compromise at December 31, 2003 consisted of the following (in millions):

Items, absent the bankruptcy filings, that would have been considered current at December 31, 2003:
Accounts payable and accrued liabilities	$1,109
Current portion of long-term debt	2,500
Price risk management liabilities	133

Total current	3,742

Items, absent the bankruptcy filings, that would have been considered noncurrent at December 31, 2003:
Long-term debt	4,361
Price risk management liabilities	575
Note payable to Mirant Trust I	356
Other noncurrent liabilities	50

Total noncurrent	5,342

Total liabilities subject to compromise	$9,084

        Accounts payable and accrued liabilities above are net of approximately $199 million of pre-petition accounts receivable due from counterparties with which the Mirant Debtors have a netting agreement. Price risk management liabilities represent the fair value of the PEPCO Back-to-Back Agreement. See Note 2 for additional information related to the PEPCO Back-to-Back Agreement.

        During the first quarter of 2003, Mirant paid $51 million to purchase $83 million in aggregate principal amount of TIERS Fixed Rate Certificates that are secured by other underlying Mirant bond instruments. Mirant may sell the TIERS Certificates or extinguish the underlying Mirant debt. Mirant treats the TIERS Certificates as "available for sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Consequently, Mirant marks the TIERS Certificates to market and records unrealized gains or losses in OCI. For balance sheet presentation purposes, the Company's investment in TIERS certificates is offset against its long-term debt reflected in liabilities subject to compromise in the consolidated balance sheets.

        Included in long-term debt is the capital lease obligation related to Mirant's Atlanta headquarters. As of December 31, 2003, the remaining obligation under this lease totaled $57 million with a term expiring in May 2015. On January 28, 2004, the Bankruptcy Court approved the amended lease agreement for Mirant's Atlanta Headquarters to reduce its space commitments to approximately 216,000 square feet and reduce the term of the lease to three years.

        Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor entities; (2) liabilities incurred after the Petition Date; (3) pre-petition date liabilities that the Mirant Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved; (4) liabilities related to pre-petition contracts that have not been rejected; and (5) pre-petition date liabilities that have been approved for payment by the Court and that the Mirant Debtors expect to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

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

13.   Long-Term Debt

        Long-term debt not included in liabilities subject to compromise at December 31, 2003 and long-term debt at December 31, 2002 was as follows (in millions):

	Interest Rate	2003	2002	Secured/ Unsecured
Long-Term Debt Not Included in Liabilities Subject to Compromise in 2003 and Long-Term Debt in 2002:
Debtor-in-Possession Financing	LIBOR + 3.5% or Prime + 2.5%	$—	$—	Secured
West Georgia, due 2009	3.36%	140	140	Secured
Mirant Sual project loan, due 2006 to 2012	LIBOR + 2.5% to 10.56%	640	734	Secured
Mirant Pagbilao project loan, due 2004 to 2007	LIBOR + 2.15% to 10.25%	233	305	Secured
Jamaica Public Service Company Limited, due 2004 to 2030	7% to 12%	224	153	Secured
Mirant Grand Bahamas Limited, due 2004 to 2006	LIBOR + 1.25%	14	15	Secured
Grand Bahama Power Company, due 2004 to 2007	LIBOR + 1.0% to 1.25%	29	31	Unsecured
Mirant Curacao Investments II, Ltd., due 2004 to 2007	10.15%	16	18	Secured
Mirant Trinidad Investments, Inc., due 2006	10.2%	73	73	Secured
European Power Island Procurement B.V., due 2003	5.56%	—	122	Secured
Capital leases, due 2015 through 2018	8.19% to 12.5%	161	561	—
Mirant Curacao Investments—deferred acquisition price, due 2004 to 2006	9.00%	8	9	Unsecured

Total		1,538	2,161
Less: current portion of long-term debt		(256)

Total long-term debt not included in liabilities subject to compromise in 2003, excluding current portion		$1,282

Long-Term Debt in 2002 Included in Liabilities Subject to Compromise in 2003:
Mirant Corp. Senior Notes due 2004 and 2009	7.4% and 7.9%	698	Unsecured
Mirant Corp. Convertible Senior Notes due 2007	5.75%	370	Unsecured
Mirant Corp. Convertible Senior Debentures due 2021	2.5%	750	Unsecured
Mirant Americas Generation—Senior Notes due 2006, 2008, 2011, 2021 and 2031	7.625%, 7.2%, 8.3%,8.5% and 9.125%	2,494	Unsecured
Mirant Corp. Revolving Credit Facilities, due 2004 to 2005	LIBOR + 1.95% to 2.18%	426	Unsecured
Mirant Corp. term loan, due 2003	LIBOR + 2.0%	1,125	Unsecured
Mirant Americas Generation—Credit Facility, due 2004	LIBOR + 1.50%	300	Unsecured
Mirant Americas Development Capital, due 2004	3.78%	237	Secured
Mirant Americas Energy Marketing—Pan Alberta, due 2003	7.91%	5	Unsecured
Mirant Americas Energy Marketing commodity prepay, due 2003 and 2004		211	Unsecured
Mirant Americas, Inc.—deferred acquisition price, due 2003 and 2004		45	Unsecured

Total		8,822
Less: current portion of long-term debt		(1,731)

Total long-term debt in 2002, excluding current portion		$7,091

        At December 31, 2003, the annual scheduled maturities of long-term debt not subject to compromise during the next five years and thereafter were as follows (in millions):

2004	$256
2005	206
2006	379
2007	137
2008	81
Thereafter	479

Total	$1,538

Debtor-in-Possession Financing

        On November 5, 2003 certain of the Mirant Debtors (the "DIP Borrowers") entered into the DIP Facility, a two-year debtor-in-possession credit facility providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of $500 million or the then existing "borrowing base" with GECC. The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that serve as collateral for the DIP Facility. The initial borrowing base was $777 million. However, upon the occurrence of certain trigger events, including an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers. Interest on the DIP Facility will be computed based on LIBOR plus 350 basis points per annum, or prime rate plus 250 basis points. With respect to letters of credit, the DIP Borrowers are required to pay a monthly letter of credit fee equal to 350 basis points in addition to an issuance fee at a rate of 25 basis points. In addition, the DIP Borrowers are required to pay a monthly commitment fee of 75 basis points per annum on the unused portion of the DIP Facility.

        Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative, reporting, restrictive and financial covenants.

        The Company was in compliance with the aforementioned DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of and for the period ended December 31, 2003.

Mirant Curacao Investments II Credit Facility

        In October 2002, Mirant Curacao Investments II ("Mirant Curacao") entered into a $20 million five-year partial amortizing credit facility with RBTT Merchant Bank Limited, Trinidad. Interest on the credit facility is 10.15% per annum. The loan is secured by the shares and assets of Mirant Curacao. In addition, the loan is guaranteed by Mirant Curacao Investments Ltd. ("MCI"), a wholly-owned subsidiary of Mirant Curacao, and is secured by dividends paid or payable to MCI with respect to common shares of Curacao Energy Company, Ltd. and preferred shares of Integrated Utilities Holding N.V. and the proceeds of certain put/call options with respect to such preferred shares. Initially the loan was also secured by a guarantee issued by Mirant Corporation. The Chapter 11 filing by Mirant Corporation as guarantor under the credit facility triggered a default under the credit facility. Subsequent to the Chapter 11 filing, Mirant Curacao obtained a waiver of the default and a release of the Mirant Corporation guarantee.

Jamaica Public Service Company Credit Facilities

        In March 2003, Jamaica Public Service Company Limited, in which Mirant has an 80% ownership interest, entered into a US$30 million, 7 year amortizing credit facility with RBTT Merchant Bank Limited (the "2003 RBTT credit facility"). In February 2004, Jamaica Public Service Company Limited entered into an additional US$30 million, 7 year amortizing credit facility with RBTT Merchant Bank Limited. The proceeds from these loans were used to finance the Bogue construction project completed in 2003. The loans are non-recourse to Mirant Corporation. The loan agreements contain a number of covenants, including (i) restrictions on change of control; (ii) restrictions on the issuance or purchase of borrower's shares; (iii) limitations on transactions with affiliates; (iv) limitations on the incurrence of new debt and; (v) limitations on dividends.

        Jamaica Public Service Company Limited entered into a US$45 million, 12 year amortized credit facility with International Finance Corporation ("IFC") in May 2003. The loan proceeds were used to fund the Bogue construction projected completed in 2003. The loan is non-recourse to Mirant Corporation.

        In connection with the IFC credit facility and the 2003 RBTT credit facility, Jamaica Public Service Company Limited was required to obtain and register a title related to property on which the 120MW facility at Bogue is situated to facilitate registration of the lender's mortgages. Although Jamaica Public Service Company Limited has secured title and is actively working with the lender's local attorneys to register the mortgages, it has not finalized the registration at this time, which represents a breach of the IFC credit facility and a potential breach of the 2003 RBTT credit facility. Jamaica Public Service Company Limited has addressed the situation with the lenders through their local legal counsel. Due to the nature of the breach and its active efforts to address it, Jamaica Public Service Company Limited does not expect the lenders to give notice of an event of default. The Company has included amounts outstanding under the IFC credit facility and 2003 RBTT credit facility in the current portion of long-term debt on its consolidated balance sheets at December 31, 2003.

14.   Income Taxes

        The provision (benefit) for income taxes from continuing operations is as follows (in millions):

	Years Ended December 31,
	2003	2002	2001
Current Provision (Benefit):
United States	$2	$(115)	$126
Foreign	78	35	(3)

Subtotal	80	(80)	123

Deferred Provision (Benefit):
United States	14	877	148
Foreign	32	151	(15)

Subtotal	46	1,028	133

Provision for income taxes	$126	$948	$256

        A reconciliation of the Company's federal statutory income tax rate to the effective income tax rate for continuing operations for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
United States federal statutory income tax rate	35%	35%	35%
State and local income tax, net of federal income taxes	1	2	5
Equity in income of affiliates	—	—	(3)
Foreign earnings and dividends taxed at different rates	1	(3)	2
Impairment of non-deductible goodwill	(14)	—	—
Residual tax on foreign earnings	(2)	(29)	(10)
Tax credits	—	—	(1)
Change in deferred tax asset valuation allowance	(23)	(76)	—
Other differences, net	(1)	(1)	5

Effective income tax rate	(3)%	(72)%	33%

        The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows (in millions):

	Years Ended December 31,
	2003	2002
Deferred Tax Assets:
Obligations under energy delivery and purchase commitments	$418	$357
Employee benefits	27	121
Reserves	221	381
Accumulated other comprehensive income	2	57
Operating loss carryforwards	1,182	689
Unrealized foreign exchange losses	113	90
Property and intangible assets	678	148
Deferred cost	20	144
Energy marketing and risk management contracts	7	—
Other	243	33

Subtotal	2,911	2,020
Valuation allowance	(2,107)	(1,264)

Net deferred tax assets	$804	$756

Deferred Tax Liabilities:
Energy marketing and risk management contracts	—	(245)
Tax accrued on foreign earnings	(578)	(468)
Other	(226)	(23)

Total	(804)	(736)

Net deferred taxes	$—	$20

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

        Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. In 2003, 2002, and 2001, the Company recognized increases in its valuation allowance of $843 million, $1,088 million, and $116 million, respectively related to its net deferred tax assets.

        At December 31, 2003, the Company has approximately $2.2 billion of net operating loss carryforwards for U.S. federal income tax purposes and approximately $3.6 billion for state income tax purposes. These net operating loss carryforwards are available to offset future federal and state income taxes through 2023. In addition, the Company has approximately $700 million of foreign net operating loss carryforwards with varying expiration dates which are available to offset future taxable income in those jurisdictions. A significant portion of the deferred tax assets related to these foreign losses are also subject to a valuation allowance.

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

        The Company has contingent liabilities related to taxes arising in the ordinary course of business. The Company periodically assesses its contingent liabilities in connection with these matters based upon the latest information available. For those matters where it is probable that a loss has been occurred and the loss or range of loss can be reasonably estimated, a reserve is recorded on the consolidated financial statements. As additional information becomes available, the assessment and estimates of such liabilities are adjusted accordingly.

        Mirant had been included in the consolidated federal income tax return with Southern for the period from January 1, 2001 through April 2, 2001. Under its income tax sharing agreement with Southern, Mirant's current and deferred taxes were computed on a stand-alone basis, and tax payments and refunds were allocated to Mirant based on this computation. Under this tax sharing arrangement, in 2002 Mirant was reimbursed for its U.S. federal consolidated tax losses of $282 million for the period ended April 2, 2001. In 2002, Mirant filed a consolidated federal income tax return with its subsidiaries for the period from April 3, 2001 through December 31, 2001.

15.   Employee Benefit Plans

        Mirant offers pension benefits to its domestic nonunion and union employees through various defined benefit and defined contribution pension plans. These benefits are based on pay, service history and age at retirement. Defined benefit pensions are not provided for nonunion employees hired after April 1, 2000 who participate in a profit sharing arrangement. Most pension benefits are provided through tax-qualified plans that are funded in accordance with Employee Retirement Income Security Act of 1974 ("ERISA") and IRS requirements. Certain executive pension benefits that cannot be provided by the tax-qualified plans are provided through unfunded non-tax-qualified plans. The measurement date for the domestic benefit plans is September 30 for each year presented.

        Grand Bahama Power participates in defined benefit, trusteed, non-contributory pension plans for all nonunion and union employees. Plan benefits are based on the employees' years of service, age at retirement, and average compensation for the highest five years out of the ten years immediately preceding retirement. Plan assets are primarily invested in equity and debt securities. The measurement date for Grand Bahama Power is December 31 for each year presented.

        JPSCo participates in a defined benefit, trusteed, contributory pension plan covering all categories of permanent employees. Benefits earned are based on years of service, age at retirement, and the highest average annual salary during any consecutive three-year period. The measurement date for JPSCo is December 31 for each year presented.

        The rates assumed in the actuarial calculations for measuring year-end pension obligations as of their respective measurement dates were as follows:

	Domestic		JPSCo		Grand Bahamas
	2003	2002	2003	2002	2003	2002
Discount rate	6.00%	6.75%	9.00%	9.00%	6.75%	7.00%
Rate of compensation increase	3.75	3.75	7.00	7.00	5.00	5.00

        The following tables show the collective actuarial results for the defined benefit pension plans of Mirant (in millions):

	Domestic Tax- Qualified		Domestic Non-Tax- Qualified		International
	2003	2002	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation, beginning of year	$159	$135	$11	$8	$54	$46
Service cost	9	9	1	—	2	3
Interest cost	10	10	1	1	4	4
Benefits paid	(3)	(2)	—	—	(2)	(1)
Actuarial loss	17	8	10	2	6	—
Special termination benefits	—	2	—	—	—	—
Amendments	(6)	1	1	—	—	5
Employee contributions	—	—	—	—	2	—
Plan curtailment	—	(4)	—	—	—	—
Impact of foreign exchange rates	—	—	—	—	(9)	(3)
Liability settled	—	—	(17)	—	—	—

Benefit obligation, end of year	$186	$159	$7	$11	$57	$54

Changes in Plan Assets:
Fair value of plan assets, beginning of year	$54	$50	$—	$—	$73	$66
Return on plan assets	10	(7)	—	—	17	10
Settlement	—	—	(17)	—	—	—
Impact of foreign exchange rates	—	—	—	—	(13)	(6)
Employee contributions	—	—	—	—	2	2
Employer contributions	11	13	17	—	3	2
Benefits paid	(3)	(2)	—	—	(2)	(1)

Fair value of plan assets, end of year	$72	$54	$—	$—	$80	$73

Funded Status:
Funded status at end of year	$(114)	$(105)	$(7)	$(11)	$23	$19
Unrecognized prior service cost	(1)	5	1	—	4	4
Unrecognized net loss (gain)	15	2	4	3	(6)	(4)

Net amount recognized	(100)	(98)	(2)	(8)	21	19
Intangible asset	—	—	(1)	—	—	—
Additional minimum liability reflected in accumulated other comprehensive income	—	—	(2)	(2)	—	—

Total liability recognized	(100)	(98)	(5)	(10)	21	19
Fourth quarter funding	2	2	—	12	—	—

Total (liability) asset recognized on the consolidated balance sheets	$(98)	$(96)	$(5)	$2	$21	$19

Unfunded accumulated benefit obligation	$(63)	$(53)	$(5)	$(10)
Accumulated benefit obligation	135	107	5	10

        During 2002 and 2003, Mirant purchased approximately $17 million of individual annuity contracts for certain employees who were eligible for non-tax-qualified pension plans and met age, years of service and benefit requirements. These annuities provide a level of retirement security comparable to the security afforded to Mirant's qualified plan participants. The annuity contracts will offset amounts otherwise payable by the Company for benefits under existing non-tax-qualified pension plans and are not intended to increase the total benefits payable. Mirant accounted for this event as a partial settlement of the non-tax-qualified pension obligation in 2003 since this action occurred after the 2002 measurement date for the benefit plans. In 2003, Mirant recorded a settlement loss of approximately $10 million related to the purchase of these contracts.

        The components of the net periodic cost of Mirant's pension plans for the years ended December 31, 2003, 2002 and 2001 are shown below (in millions).

	2003	2002	2001
Service cost	$13	$12	$10
Interest cost	15	15	12
Expected return on plan assets	(12)	(11)	(9)
Curtailment (gain) loss	—	(4)	2
Settlement loss (gain)	9	—	(2)
Employee contributions	(2)	(2)	(2)
Special termination benefits	—	2	2
Net amortization(1)	1	1	1

Net periodic pension cost	$24	$13	$14

Other comprehensive expense related to additional minimum pension liability	$—	$2	$—

(1)
Amount includes unrecognized transition obligation or asset, prior service cost and actuarial gains or losses.

        The rates assumed in the actuarial calculations for measuring pension cost each year were as follows:

	Domestic			JPSCo			Grand Bahamas
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.50%	7.50%	9.00%	9.00%	N/A	7.00%	7.00%	6.25%
Rate of compensation increase	3.75	4.50	5.00	7.00	7.00	N/A	5.00	5.00	4.75
Expected return on plan assets	8.50	9.00	9.00	10.00	10.00	N/A	6.25	7.25	8.00

        In determining the long-term rate of return for plan assets, historical markets and current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined and consideration of diversification and portfolio rebalancing is given. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

        The following table shows the target allocation and percentage of fair value of plan assets by asset category for Mirant's domestic qualified pension plans for 2003 and 2002:

	2003		2002
	Target Allocation	Percentage of Fair Value of Plan Assets	Target Allocation	Percentage of Fair Value of Plan Assets
Domestic equity	55%	55%	70%	66%
International equity	15	15	—	—
Fixed income	30	30	30	34

Total	100%	100%	100%	100%

        Mirant uses a mix of equities and fixed income investments in an attempt to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Equity investments are diversified across U.S. and non-U.S. stocks. For U.S. stocks, Mirant employs a passive approach by investing in an index that mirrors the Russell 3000 Index. For non-U.S. stocks, Mirant is invested in the Invesco International Equity Fund that is benchmarked against the Europe-Australia-Far East ("EAFE") Index. Fixed income investments include a passive bond market index fund which seeks to replicate the Lehman Brothers Aggregate Bond Index. Investment risk is monitored on an ongoing basis through quarterly portfolio reviews and annual pension liability measurements.

        Mirant's expected contributions to the domestic qualified pension plans in 2004 cannot be reasonably estimated at this time due to the significant uncertainty around pending U.S. legislation regarding the required interest rates used to determine minimum funding requirements.

Other Postretirement Benefits

        Mirant also provides certain medical care and life insurance benefits for eligible retired domestic employees which are accounted for on an accrual basis using an actuarial method that recognizes the net periodic costs as employees render service to earn the postretirement benefits. The measurement date for these domestic other post-retirement benefit plans is September 30 for each year presented.

        On December 8, 2003, President Bush signed into law the Medicare Presription Drug, Improvement and Modernization Act of 2003. This act expands Medicare, primarily by adding a prescription drug benefit starting in 2006 and will likely reduce the Company's cost of providing prescription drug benefits for Medicare-eligible retirees. As this act was signed after Mirant's measurement date for other post-retirement benefit plans, the financial impact of this change is not reflected in the accompanying consolidated financial statements as of December 31, 2003.

        In measuring the accumulated postretirement benefit obligation, the weighted average medical care cost trend rate for pre-age 65 participants and post-age 65 participants was assumed to be 8.52% and 11.20%, respectively, for 2003, decreasing gradually to 5.50% for both pre-age 65 participants and post-age 65 participants through the year 2008 and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1% would correspondingly increase or decrease the accumulated benefit obligation at September 30, 2003 by $15 million and $13 million, respectively.

        Weighted average rates assumed in the actuarial calculations for other postretirement benefit obligations as of their respective measurement dates were as follows:

	2003	2002
Discount rate	6.00%	6.75%
Rate of compensation increase	3.75	3.75

        The following table shows the actuarial calculations for other postretirement benefit obligations as of their respective measurement dates (in millions):

	2003	2002
Change in Benefit Obligation:
Benefit obligation, beginning of year	$97	$78
Service cost	4	3
Interest cost	6	6
Actuarial loss	13	13
Amendments	(2)	(1)
Settlements	—	(2)
Plan curtailment	—	1
Net benefits paid	(1)	(1)

Benefit obligation, end of year	$117	$97

Funded Status:
Funded status at end of year	$(117)	$(97)
Unrecognized net loss	33	20
Unrecognized past service cost	1	4

Net amount recognized	$(83)	$(73)

        The domestic postretirement benefits were unfunded at December 31, 2003 and 2002. The components of the net expense for Mirant's postretirement benefit plans during the years ended December 31 are shown below (in millions).

	2003	2002	2001
Service cost	$4	$3	$3
Interest cost	7	6	4
Curtailment loss	—	2	—
Settlement (gain) loss	—	(1)	1
Net amortization	1	1	—

Net postretirement benefit expense	$12	$11	$8

        Other weighted average rates assumed in the actuarial calculations for Mirant's postretirement benefit costs during the years ended December 31 are shown below:

	2003	2002	2001
Assumed discount rate	6.75%	7.50%	7.50%
Assumed rate of compensation increases	3.75	4.50	5.00

        In measuring the cost of postretirement benefits for 2003, the weighted average medical care cost trend rate for pre-age 65 participants and post-age 65 participants was assumed to be 9.26% and 12.60%, respectively, for 2003, decreasing gradually to 5.50% for both pre-age 65 participants and post-age 65 participants through the year 2008 and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1% would correspondingly increase or decrease the aggregate of the service and interest cost components of the annual postretirement benefit cost in 2003 by $1 million.

        Mirant expects to contribute approximately $3 million to pay other post-retirement benefits for retired domestic employees in 2004.

        JPSCo provides certain medical care and life insurance benefits for its eligible retired employees. At December 31, 2003, the accumulated postretirement benefit obligation was $10 million based on a discount rate of 9%, rate of compensation increase of 7% and an assumed annual increase in health care costs of 8%.

        An increase or decrease in the assumed annual rate in increase of health care costs of 1% would correspondingly increase or decrease the accumulated benefit obligation for JPSCo at December 31, 2003 by $3 million and $2 million, respectively.

        The postretirement benefits provided by JPSCo were unfunded at December 31, 2003.

        Grand Bahama Power does not provide postretirement benefits other than pensions for its employees.

Stock-Based Compensation

        Stock option grants have been made from Mirant's Omnibus Incentive Compensation Plan. Options are granted with a 10-year term. Generally, options vest equally on each of the first, second and third anniversaries of the grant date. Options are nontransferable, except upon the death of the option holder. The exercise price of options granted is equal to the stock price on the date of grant. Mirant is authorized to issue 9,594,172 shares of its common stock as of December 31, 2003.

        A summary of options granted, exercised and forfeited is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	8,558,656	$17.87
Granted	8,492,272	25.16
Exercised	(1,090,925)	14.72
Forfeited	(637,844)	22.70

Outstanding at December 31, 2001	15,322,159	21.93
Granted	7,838,765	9.08
Exercised	(42,731)	3.35
Forfeited	(2,453,392)	16.95

Outstanding at December 31, 2002	20,664,801	17.69
Granted	7,669,891	1.62
Exercised	—	—
Forfeited	(7,124,021)	14.56

Outstanding at December 31, 2003	21,210,671	12.93

Options exercisable at December 31, 2003	10,730,142	19.06

        The 2001 grants include 2,177,258 options that were granted to replace 2,028,533 Southern stock options that converted to Mirant stock options on April 2, 2001.

        The following table provides information with respect to stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$ 1.59 - $ 7.86	6,289,945	$1.67	8.2	145,857	$3.48
$ 7.87 - $19.65	7,699,343	11.74	5.4	4,570,735	13.50
$19.66 - $27.51	7,141,392	23.91	4.9	5,953,639	23.57
$27.52 - $39.30	79,991	32.40	4.9	59,911	32.19

Total	21,210,671	12.93	6.1	10,730,142	19.06

        The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $1.19, $5.80 and $10.06, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2003	2002	2001
Expected life in years	5	5	5
Risk free interest rate	2.82%	4.34%	5.03%
Volatility	98.00%	75.00%	49.50%
Dividend yield	—	—	—

Phantom Stock and Restricted Stock

        During 2003, 2002 and 2001, respectively, Mirant made awards of 4,725,000 shares, 1,244,185 shares and 235,893 shares of phantom stock and restricted stock to certain officers and employees. The phantom stock awards are payable in cash based upon the price of Mirant common stock on the vesting date. The outstanding phantom stock grants vest over time between May 2004 and February 2007. The restricted stock awards are paid in shares of Mirant common stock. One-half of the restricted stock awards vest in shares on each of the first and second anniversary dates of the grant date. Compensation expense recognized for the phantom stock and restricted stock plans during 2003, 2002 and 2001 was approximately $2 million, $5 million and $15 million, respectively. A summary of phantom stock and restricted stock awarded is as follows:

	Phantom Stock	Restricted Stock
Outstanding at December 31, 2000	231,819	—
Granted	235,893	—
Vested	(373,350)	—
Forfeited	—	—

Outstanding at December 31, 2001	94,362	—
Granted	944,185	300,000
Vested	(377,674)	—
Forfeited	(129,413)	—

Outstanding at December 31, 2002	531,460	300,000
Granted	4,425,000	300,000
Vested	(1,132,366)	—
Forfeited	(568,895)	(300,000)

Outstanding at December 31, 2003	3,255,199	300,000

Employee Stock Purchase Plan

        Under the 2000 Employee Stock Purchase Plan (the "ESPP"), the Company is authorized to issue up to 4,000,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. In 2003, an additional 8,000,000 shares of common stock was authorized to be issued under the ESPP. Under the terms of the ESPP, a new purchase cycle starts on May 1 and November 1 of each year and employees of the Company can elect to have up to $10,625 of base and bonus amounts withheld to purchase the Company's common stock during a purchase cycle. The purchase price of the stock is 85% of the lower of its beginning-of-the-cycle or end-of-cycle market price. Under the ESPP, the Company sold 1,415,859 shares, 985,421 shares and 913,426 shares to employees in 2003, 2002 and 2001, respectively. The ESPP was suspended indefinitely on May 1, 2003.

Employee Savings Plan

        The Company maintains an Employee Savings Plan ("ESP") with a profit sharing arrangement ("PSA") whereby employees may contribute a portion of their base compensation to the ESP, subject to limits under the Internal Revenue Code. The Company provides a matching contribution each payroll period equal to 75% of the employee's contributions up to 6% of the employee's pay for that period (match levels vary by bargaining unit). Under the PSA, the Company contributes a quarterly fixed contribution of 3% of eligible pay and may make an annual discretionary contribution for those employees not accruing a benefit under the defined benefit pension plan. Expenses recognized for the matching and profit sharing contributions were as follows (in millions):

	ESP	PSA
2003	$6	$4
2002	8	8
2001	7	4

16.   Comprehensive Income (Loss)

        Comprehensive income (loss) includes: unrealized gains and losses on available for sale securities; unrealized gains and losses on certain derivatives that qualify as cash flow hedges and hedges of net investments; the foreign currency translation effects on net investments in foreign subsidiaries; adjustments for additional minimum pension liabilities; and the Company's proportionate share of other comprehensive income (loss) of equity method affiliates.

        Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

Balance, December 31, 2000	(116)
Other comprehensive income (loss) for the period:
Transitional adjustment from adoption of SFAS No. 133, net of tax effect of $259	(363)
Net change in fair value of derivative financial instruments, net of tax effect of $31	(49)
Reclassification of net derivative losses to earnings, net of tax benefit of $209	305
Cumulative translation adjustment	(6)
Share of other comprehensive income of affiliates	7

Other comprehensive loss	(106)

Balance, December 31, 2001	(222)

Other comprehensive income (loss) for the period:
Net change in fair value of derivative hedging instruments, net of tax effect of $4	(16)
Reclassification of net derivative losses to earnings, net of tax benefit of $22	41
Cumulative translation adjustment	109
Minimum pension liability adjustment	(2)
Share of other comprehensive loss of affiliates	(12)

Other comprehensive income	120

Balance, December 31, 2002	(102)

Other comprehensive income (loss) for the period:
Unrealized gains on TIERS investments	3
Net change in fair value of derivative hedging instruments, net of tax effect of $0	(4)
Reclassification of net derivative losses to earnings, net of tax benefit of $38	73
Cumulative translation adjustment	(41)
Share of other comprehensive income of affiliates	7

Other comprehensive income	38

Balance, December 31, 2003	$(64)

        The $64 million balance of accumulated other comprehensive loss as of December 31, 2003 includes $63 million of cumulative foreign currency translation losses, $2 million for a minimum pension liability and $3 million of gains related to "available for sale" securities.

        Pursuant to the bankruptcy filings, interest payments have been suspended on the debt associated with certain interest rate swaps accounted for as qualifying hedges that had previously been settled.

Therefore, the remaining losses relating to these interest rate hedges totaling $61 million after-tax, were reclassified from OCI to earnings in the third quarter of 2003, effective with the Chapter 11 filing.

        In December 2002, the Company sold its investment in CEMIG. Prior to the sale, Mirant had recorded cumulative translation losses associated with its investment in CEMIG in Brazil. As a result of the sale, translation losses of approximately $84 million previously included in OCI were recognized in the 2002 statement of operations.

17.   Litigation and Other Contingencies

        The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, "Accounting for Contingencies," management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Effect of Chapter 11 Filings

        As discussed above under Note 2—Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, August 18, 2003, October 3, 2003, and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of Mirant's Canadian subsidiaries have filed an application for creditor protection under the CCAA in Canada, which, like Chapter 11, allows for reorganization. The subsidiaries of Mirant that operate in the Philippines and the Caribbean were not included in the Chapter 11 filings.

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

California and Western Power Markets

        The Company is subject to litigation related to its activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits and complaints have been filed by the California attorney general, the California Public Utility Commission ("CPUC"), the California Electricity Oversight Board ("EOB") and various states' rate payers in state and federal courts and with the FERC. Most of the plaintiffs in the rate payer suits seek to represent a state-wide class of retail rate payers. In addition, civil and criminal investigations have been initiated by the United States Department of Justice ("DOJ"), the General Accounting Office, the FERC and various states' attorneys general. These matters involve claims that the Company engaged in unlawful business practices and generally seek unspecified amounts of restitution and penalties, although the damages alleged to have been incurred in some of the suits are in the billions of dollars. One of the suits brought by the California Attorney General seeks an order requiring the Company to divest its California plants. In addition, the Company is subject to the proceedings described below in California Receivables, FERC Show Cause Proceeding Relating to Trading Practices, FERC Investigation Relating to Bidding, and DWR Power Purchases relating to its operations in California and the western power markets. The Company made a provision for approximately $319 million for losses related to the Company's operations in California and the western power markets during 2000 and 2001. Resolution of these matters is subject to resolution of the ongoing litigation for the matters pending in courts and for those matters pending at the FERC to the issuance of final decisions by the FERC.

        California Receivables:    In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the California Power Exchange Corporation ("PX") and California Independent System Operator ("CAISO") for certain power purchases, including purchases from Mirant. Both the PX and PG&E filed for bankruptcy protection in 2001. As of December 31, 2003, the Company has outstanding receivables for power sales made in 2000 and 2001 in California totaling $350 million. The Company does not expect payments to be received for these sales until the FERC issues final rulings regarding the related matters discussed in the next paragraph.

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

        On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded that the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant and therefore to reduce the net amount that would remain owed to Mirant from the CAISO and PX after taking into account any refunds. Based solely on the staff's formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant by the CAISO and PX to approximately $49 million. The FERC indicated that it would allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant has filed information with the FERC indicating that its actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which, if accepted, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant, although the amount of such potential decrease that will be accepted by the FERC and the resulting net amount owed to Mirant cannot at this time be determined. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant estimates that the effect of the October 16, 2003 order will be to decrease the refunds owed by Mirant, and therefore to increase the net amounts owed to Mirant, by $27 million.

        In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed below in FERC Show Cause Proceeding Relating to Trading Practices and FERC Investigation Related to Bidding would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies and such remedies could apply to conduct both prior to and during the refund period. The amount owed to Mirant from either the CAISO or the PX, the amount of any refund that Mirant might be determined to owe the CAISO or the PX, and whether Mirant may have any refund obligation to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

        In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the California parties (consisting of the California Attorney General, the CPUC and the EOB) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant Americas Energy Marketing totaled approximately $90 million. If Mirant Americas Energy Marketing were required to refund such amounts, other subsidiaries of the Company could be required to refund amounts previously received pursuant to sales made on their behalf by Mirant Americas Energy Marketing during the refund periods. In addition, the Company's subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.

        FERC Show Cause Proceeding Relating to Trading Practices:    On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant entities, that the FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") that were portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order required the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant entities, then had to demonstrate why those transactions were not violations of the PX and CAISO tariffs. On September 30, 2003, the Company filed with the FERC a settlement agreement, dated September 25, 2003, entered into between the Company and the FERC Trial Staff, under which Mirant would pay $332,411 to settle the show cause proceeding. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. The proposed settlement entered into by the Company and the FERC Trial Staff did not resolve the allegations made against Mirant with respect to that particular practice. On December 19, 2003, Mirant filed with the FERC for its approval an amendment to the settlement agreement reached with the FERC Trial Staff under which the FERC would have an allowed claim in Mirant Americas Energy Marketing's bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. That settlement is subject to the approval of the FERC and the Bankruptcy Court. Mirant has recorded $3.67 million related to this claim as liabilities subject to compromise on its consolidated balance sheet as of December 31, 2003. On March 11, 2004, an ALJ recommended that the FERC approve the settlement, finding that the settlement amounts were reasonable. The ALJ, however, suggested that approval of the settlement be conditioned on the settlement amount associated with claims of improper selling of ancillary services being treated as an administrative claim or a setoff rather than as an allowed pre-petition claim.

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

        "Reliability-Must-Run" Agreements:    Certain of the Company's generating facilities acquired from PG&E are operated subject to reliability-must-run ("RMR") agreements. These agreements allow the CAISO to require the Company, under certain conditions, to operate these facilities to support the California electric transmission system. Mirant assumed these agreements from PG&E subject to the outcome of a 1997 FERC proceeding to determine the amount of the charges to be paid by the CAISO under the agreements with respect to those plants out of which Mirant could also receive additional revenues from market sales. For those plants that are subject to the RMR agreements and from which Mirant has exercised its right to also make market sales, Mirant has been collecting from the CAISO since April 1999 an amount equal to fifty percent of the annual fixed revenue requirement of those plants. The amounts the Company collects from the CAISO are subject to refund pending final review and approval by the FERC. In June 2000, an ALJ issued a decision finding that the amount the

Company should be allowed to charge the CAISO for such plants was approximately three and one-half percent of the annual fixed revenue requirement. In July 2000, Mirant sought review by the FERC of the ALJ decision, and a decision is pending at the FERC.

        The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ's decision, it will be required to refund amounts collected in excess of those rates for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through December 31, 2003. Amounts collected in excess of those rates and other significantly smaller amounts collected under the RMR tariffs that are also subject to refund due to other issues pending at the FERC totaled $293 million, of which $288 million is included in liabilities subject to compromise and $5 million is deferred and included in accounts payable in the accompanying consolidated balance sheet as of December 31, 2003 and $328 million, which is deferred and included in accounts payable in the accompanying consolidated balance sheet as of December 31, 2002. In addition, the Company records accrued interest on such amounts, which amounted to $42 million included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2003 and $36 million included in accounts payable in the accompanying consolidated balance sheet as of December 31, 2002. If resolution of the proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it may result in the Company's subsidiaries that are subject to the RMR agreements disposing of one or more of the generating facilities owned by such subsidiaries.

        In the Fall of 2001, the Company filed with the FERC to increase the amount of the annual fixed revenue requirement for the generating assets subject to the RMR agreements. On February 5, 2003, FERC approved a settlement agreement setting the annual fixed revenue requirement for the plants subject to the RMR agreements through 2004. The settlement agreement resulted in refunds being made by the Company of $46 million which is a portion of the amounts collected by the Company for 2002 and which refunds have been fully paid.

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

        In November 2002, the plaintiffs filed an amended complaint that added as defendants Southern Company, the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act of 1933, alleging that the registration statement and prospectus for the initial public offering of Mirant's stock misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company's California business activities but allowed the case to proceed on the plaintiffs' other claims. This action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. The Bankruptcy Court has modified the stay to allow the plaintiffs to proceed with discovery of documentary materials from Mirant and the other defendants.

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

Shareholder Derivative Litigation

        Four purported shareholders' derivative suits have been filed against Mirant, its directors and certain officers of the Company. Two of those suits have been consolidated. These lawsuits allege the directors breached their fiduciary duty by allowing the Company to engage in alleged unlawful or improper practices in the California energy markets in 2000 and 2001. The Company practices alleged in these lawsuits largely mirror those alleged with respect to the Company's activities in California in the shareholder litigation discussed above. One suit also alleges that the defendant officers engaged in insider trading. The complaints seek unspecified damages on behalf of the Company, including attorneys' fees, costs and expenses and punitive damages. These actions are stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. On December 8, 2003, the court in the Cichocki suit took notice of the Bankruptcy Court's Order dated November 19, 2003 staying the litigation and administratively closed the action.

ERISA Litigation

        On April 17, 2003 and June 3, 2003, purported class action lawsuits alleging violations of ERISA were filed in the United States District Court for the Northern District of Georgia (the "ERISA Litigation"). The ERISA Litigation names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of Mirant's 401(k) plans (the "Plans"), alleges that defendants breached their duties under ERISA by, among other things, (1) concealing information from the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested prudently; (3) failing to monitor the Plans' fiduciaries; and (4) failing to engage independent fiduciaries to make judgments about the Plans' investments. The plaintiffs seek unspecified damages, injunctive relief, attorneys' fees and costs. On September 2, 2003, the District Court issued an order consolidating the two suits. On September 23, 2003, the plaintiffs filed an amended and consolidated complaint. The amended and consolidated complaint asserted similar factual allegations as the previously filed lawsuits. The consolidated action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants through at least April 2004 to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. By agreement, however, the suit has been allowed to proceed through the filing of, and ruling by the District Court upon, motions to dismiss. On January 9, 2004, T. Rowe Price answered the amended and consolidated complaint. All other defendants filed motions on that date seeking dismissal of the plaintiffs' claims for failure to state a claim upon which relief can be granted. On February 19, 2004, the plaintiffs dismissed their claims against Southern Company without prejudice.

Mirant Americas Generation Bondholder Suit

        On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas, and Mirant Americas Generation's managers. In addition, plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The committee representing unsecured creditors of Mirant Americas Generation filed a motion in Mirant's bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court has not authorized any such litigation at this time. The Bankruptcy Court has noted that while the committee has standing to assert claims on behalf of the estate of Mirant Americas Generation, no such claims could be filed without the Bankruptcy Court's approval and no motions seeking such approval could be filed at least through April 2004.

Mirant Americas Generation Securities Class Action

        On June 25, 2003, Mirant received notice that on June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation's restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys' fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to Mirant Americas Generation by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants through at least April 2004 to avoid the suit impeding the ability of Mirant Americas Generation to reorganize or having a negative effect upon its assets. On December 8, 2003, the court took notice of the Bankruptcy Court's Order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed Mirant Americas Generation as a defendant, without prejudice.

U.S. Government Inquiries

        SEC Investigation:    In August 2002, Mirant received a notice from the Division of Enforcement of the SEC that it was conducting an investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues (including the issues announced on July 30, 2002 and August 14, 2002), energy trading matters (including round trip trades), Mirant's accounting for transactions involving special purpose entities, and information related to shareholder litigation. In late June 2003, the Division of Enforcement advised Mirant that its investigation of Mirant had become a formal investigation in February 2003. Mirant intends to continue to cooperate fully with the SEC.

        Department of Justice Inquiries:    In 2001 the Company was contacted by the DOJ regarding the Company's disclosure of accounting issues, energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their informal inquiry, and the Company intends to cooperate fully. The DOJ has advised Mirant that it does not intend to take further action with respect to the allegations of improper destruction of electronic records.

        In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney's office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant has continued to receive additional requests for information from the United States Attorney's office, and it intends to continue to cooperate fully with the United States Attorney's office in this investigation.

        Commodity Futures Trading Commission Inquiries:    In August 2002, the Commodity Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas in the period from January 1, 1999 through the date of the subpoena. Among the documents requested were any documents previously produced to the FERC, the SEC, the DOJ, any state's Attorney General, and any federal or state grand jury. The Company has continued to receive additional requests for information from the CFTC, and it intends to continue to cooperate fully with the CFTC. In a submission to the United States District Court for the Southern District of Texas on July 16, 2003 in a proceeding not involving the Company, the CFTC identified Mirant as one of nineteen parties being investigated for potential inaccurate gas price reporting in violation of the Commodity Exchange Act. The filing made by the CFTC indicated that it had uncovered evidence showing that eighteen of the nineteen companies may have inaccurately reported gas prices to the trade publications. Mirant understands that it is one of those eighteen companies. During reviews in connection with the CFTC investigation, Mirant has become aware that some of its employees reported information to energy industry publications that was inaccurate. Based on the information that Mirant is aware of at this time, however, the Company does not believe that any of its employees participated in manipulation or attempted manipulation of energy price indices. Because this investigation is ongoing and the data is voluminous, Mirant cannot predict what the outcome will be.

        Department of Labor Inquiries:    On August 21, 2003, the Company received a notice from the Department of Labor (the "DOL") that it was commencing an investigation pursuant to which it was undertaking to review various documents and records relating to the Mirant Services Employee Savings Plan and the Mirant Services Bargaining Unit Employee Savings Plan. The DOL has interviewed Mirant personnel regarding those plans. The Company will continue to cooperate fully with the DOL.

PEPCO Back-to-Back Agreement

        In connection with Mirant's acquisition of the Mirant Mid-Atlantic assets from PEPCO in 2000, PEPCO granted Mirant certain rights to purchase from PEPCO all power it received under long-term power purchase agreements with Ohio Edison Company and Panda-Brandywine L.P. ("Panda") that expire in 2005 and 2021, respectively. Mirant and PEPCO entered into a contractual arrangement (the "Back-to-Back Agreement") with respect to PEPCO's agreements with Panda and Ohio Edison under which (1) PEPCO agreed to resell to Mirant all "capacity, energy, ancillary services and other benefits" to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda or Ohio Edison for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. On August 28, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the Back-to-Back Agreement. Under this agreement, Mirant is obligated to purchase power from PEPCO in the PJM marketplace at prices that are significantly higher than existing market prices for power. The Mirant Debtors forecast that it would cost the Mirant Debtors in excess of $300 million through 2005 if the Back-to-Back Agreement were to remain in effect. These anticipated losses, as compared to what could be obtained if market rates were applied, are even greater over the entire life of the agreement, which continues until 2021.

        In their August 28, 2003 motion, the Mirant Debtors also requested that the Bankruptcy Court enjoin the FERC from compelling the Mirant Debtors to perform under the Back-to-Back Agreement. On August 28, 2003, the Bankruptcy Court entered a TRO against PEPCO and the FERC. On September 8, 2003, the Office of the People's Counsel for the District of Columbia filed a complaint with the FERC seeking an order holding that the terms of the Back-to-Back Agreement may not be modified or terminated without the approval of the FERC. Also on September 8, 2003, the Public Service Commission of Maryland and the Maryland Office of People's Counsel filed a petition with the

FERC seeking an order declaring that Mirant must continue to perform pursuant to the Back-to-Back Agreement with PEPCO. These filings by the Office of the People's Counsel for the District of Columbia, the Public Service Commission of Maryland and the Maryland Office of People's Counsel were withdrawn in February 2004. On September 17, 2003, the Bankruptcy Court entered an order extending the TRO and enjoining the FERC from issuing the orders requested by such administrative petitions filed with the FERC. On September 25, 2003, the Bankruptcy Court converted the TRO to a preliminary injunction. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by the Mirant Debtors seeking to reject the Back-to-Back Agreement and the proceedings in which the Bankruptcy Court had issued the preliminary injunction against the FERC.

        On December 23, 2003, the federal district court in Texas denied the Mirant Debtors' motion seeking to reject the Back-to-Back Agreement. The court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC's jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC. In its December 23, 2003 order, the District Court also vacated the injunction granted by the Bankruptcy Court that restrained the FERC from acting with respect to the Back-to-Back Agreement. The Mirant Debtors have appealed that decision to the United States Court of Appeals for the Fifth Circuit, and the Mirant Debtors requested that the Court of Appeals stay the District Court's ruling while the appeal proceeded so that the injunctive relief that had been granted to the Mirant Debtors by the Bankruptcy Court would remain in effect while the appeal was pending. On January 27, 2004, the Court of Appeals denied the Mirant Debtors' request for a stay of the District Court's order. With the injunctions removed, the FERC could now act to require the Mirant Debtors to perform any contract subject to the FERC's jurisdiction until the FERC authorizes them to do otherwise. Under the district court's ruling, the Mirant Debtors could have to obtain the FERC's approval to reject the Back-to-Back Agreement and any other contract subject to the FERC's jurisdiction that the Mirant Debtors wish to reject because of its cost. If the FERC takes action adverse to the Mirant Debtors, appeals of any such FERC ruling would likely occur in an appellate court other than the Fifth Circuit, which could cause the Fifth Circuit to be unable to grant complete relief to the Mirant Debtors in their pending appeal.

        Mirant also entered into an agreement with PEPCO that provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by March 19, 2005 a binding court order has been entered finding that the Back-to-Back Agreement violates PEPCO's power purchase agreement with Panda ("Panda PPA") as a prohibited assignment, transfer or delegation of the Panda PPA or because it effects a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that is not severable from the rest of the Back-to-Back Agreement. If a court order is entered that triggers the purchase price adjustment, the amount of the adjustment is to be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda's prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland's highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to Back Agreement enforced and whether Panda's refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. If the June 10, 2003 decision by the Maryland Court of Appeals or a subsequent decision addressing the Back-to-Back Agreement is determined to have triggered the adjustment to the purchase price paid by Mirant to PEPCO, such adjustment would not be expected to have a material adverse effect on the Company's financial position or results of operations.

Enron Bankruptcy Proceedings

        Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of December 31, 2003, the total amount owed to Mirant by Enron was approximately $72 million. Mirant has filed formal claims in the Enron bankruptcy proceedings. Mirant has recorded a reserve for potential bad debts of $64 million as of December 31, 2003. The Company does not expect the outcome of Enron's bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Enron Canada Claim

        In June 2000, Mirant provided a guarantee of the obligations of Mirant Americas Energy Marketing Canada, Ltd. ("Mirant Canada") to Enron Canada Corp. up to a maximum amount of $30 million (Canadian). In May 2002, Enron Canada filed a claim against Mirant Canada in the Court of Queen's Bench of Alberta seeking $45 million (Canadian) related to Mirant Canada's termination of transactions for the purchase and sale of natural gas with Enron Canada in December 2001. Mirant Canada has denied liability to Enron Canada. By letter dated March 31, 2003, Enron Canada has demanded payment from Mirant under its guarantee. Because Mirant Canada has denied liability to Enron Canada, Mirant has not honored Enron Canada's demand. Enron Canada's claim against Mirant Canada is now subject to Mirant Canada's reorganization proceeding under the CCAA in Canada. Mirant has recorded approximately $25 million as liabilities subject to compromise on its consolidated balance sheets as of December 31, 2003 with respect to these claims. Recently, as part of the CCAA proceeding, Mirant Canada settled Enron Canada's claim for $31.9 million (Canadian). Further, as part of the CCAA proceeding, Enron Canada will receive 80% of the settled claim from Mirant Canada. Enron Canada will be permitted to assert a claim against Mirant under the guarantee for the remaining 20% of the settled claim (approximately $6.3 million (Canadian)). The settlement with Enron Canada is subject to the approval of the Bankruptcy Court in Mirant's Chapter 11 case and of the Court of Queen's Bench in the CCAA proceeding.

Edison Mission Energy Litigation

        In March 2002, two subsidiaries of Edison International (collectively "EME") filed suit alleging Mirant breached its agreement to purchase EME's 50% interest in EcoElectrica Holdings Ltd., the owner of a 540 MW cogeneration facility in Puerto Rico. On April 29, 2003, EME amended its complaint to assert additional claims for fraudulent misrepresentation and concealment, conspiracy to defraud, and negligent misrepresentation. EME seeks compensatory damages in excess of $50 million, punitive and exemplary damages of an unspecified amount, interest and attorneys' fees. The Company believes it did not breach its agreement with EME. At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron

Corporation to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed, and the Enron subsidiary has asserted claims against Mirant in its Chapter 11 proceeding asserting damages for breach of the purchase agreement with Enron. The EME suit is stayed by the filing of Mirant's Chapter 11 proceeding.

Environmental Liabilities

        In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emission control implications under the NSR of past repair and maintenance activities at the Company's Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company's ownership and lease of the plants. Mirant has responded fully to this request. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company's acquisition of the plants. If a violation is determined to have occurred after Mirant acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which may be material.

        On September 10, 2003, the Virginia Department of Environmental Quality issued a Notice of Violation ("NOV") to Mirant Potomac River, LLC ("Mirant Potomac") alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide in excess of the "cap" established by the permit for the 2003 summer ozone season. Mirant Potomac has responded to the NOV, asserting that the cap is unenforceable, that it can comply through the purchase of emissions credits and raising other equitable defenses. Virginia's civil enforcement statute provides for injunctive relief and penalties, but no civil suit has as yet been filed. On January 22, 2004, the EPA issued a Notice of Violation to Mirant Potomac alleging the same violation of Mirant Potomac's Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia Department of Environmental Quality.

New York Tax Proceedings

        Mirant's subsidiaries that own generating plants in New York are the petitioners in forty-one proceedings ("Tax Certiorari Proceedings") initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline Energy, LLC ("Mirant Bowline") has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. for the tax years prior to its acquisition of the Bowline Plant in 1999 under the its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett, LLC ("Mirant Lovett") has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen, LLC ("Mirant NY-Gen" and collectively with Mirant Bowline and Mirant Lovett, the "New York Debtors") has proceedings pending with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the Mirant entity owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years. Following the initiation of the bankruptcy proceedings, the New York Debtors removed the Tax Certiorari Proceedings to the United States District Court for the Southern District of New York, which referred the cases to the United States Bankruptcy Court for the Southern District of New York ("New York Bankruptcy Court"). The New York Debtors filed motions pursuant to 42 U.S.C. § 1412 and Rule 7087 of the Federal Rules of Bankruptcy Procedure for a transfer of venue of the Tax Certiorari Proceedings to the Bankruptcy Court. Certain of the taxing authorities involved in the Tax Certiorari Proceedings objected to the transfer motions and filed motions to have the New York Bankruptcy Court abstain or remand the Tax Certiorari Proceedings to their originating state courts. On December 4, 2003, the New York Bankruptcy Court issued an oral ruling remanding the Tax Certiorari Proceedings to the New York state courts in which they were originally filed.

        On September 30, 2003, the Mirant Debtors filed a motion (the "Tax Determination Motion") with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the Bankruptcy Court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett concurrently with Mirant Bowline's acquisition of the Bowline Facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were (and are) far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York state courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion. The ruling further indicated that for any of the Tax Certiorari Proceedings in which a trial on the merits had not commenced in the New York state court before which that proceeding was pending by August 1, 2004, the Bankruptcy Court would stay that state court proceeding and address itself the tax matters at issue in that proceeding. Certain of the taxing authorities have moved for leave to appeal the Bankruptcy Court's December 10, 2003 order on an interlocutory basis to the United States District Court for the Northern District of Texas.

        Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the generating facilities for 2003 which fell due on September 30, 2003 and January 30, 2004 in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003 and January 30, 2004 could subject the New York Debtors to additional penalties and interest. In the Tax Determination Motion, the Mirant Debtors requested that the Bankruptcy Court permit each of the New York Debtors to apply any previous tax overpayments made on account of their generating facilities as determined by the Bankruptcy Court as requested in the Tax Determination Motion to any post-petition tax liabilities owing to the relevant local taxing authority for current tax liabilities and be entitled to a refund of any remaining overpayments. The Tax Determination Motion also requests the Bankruptcy Court to rule that any interest or penalties that may otherwise be imposed on the New York Debtors by the relevant taxing authorities for failure to timely pay taxes be disallowed or determined to be zero. On February 11, the County of Rockland, New York, filed a motion with the Bankruptcy Court requesting that it order the New York Debtors to pay all unpaid post-petition ad valorem taxes for 2003 assessed by the taxing authorities located in Rockland County and all prospective post-petition ad valorem taxes. On March 10, 2003, the Bankruptcy Court denied that motion. The various taxing authorities may seek to lift the bankruptcy stay (which arises automatically upon the filing of a bankruptcy petition and prevents creditors exercising remedies against a debtor) such that they may seek to foreclose their liens against the various generating facilities due to the failure of the applicable entities to pay their current property taxes. In the event that the motion to lift the stay were granted, each of the New York Debtors has the option to pay the unpaid taxes it owes and avoid the result of facing foreclosure of tax liens against its generating facilities.

Other Legal Matters

        The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

18.   Commitments and Contingencies

        Mirant has made firm commitments to buy materials and services in connection with its ongoing operations and planned expansion and has made financial guarantees relative to some of its investments.

Cash Collateral and Letters of Credit

        In order to participate in energy trading and marketing activities and other business transactions, the Company is often required to provide trade credit support to its counterparties and vendors. Trade credit support includes cash collateral and letters of credit. As of December 31, 2003, Mirant had posted $229 million in cash collateral for energy trading and marketing contracts. The total amount of letters of credit issued in connection with energy trading and marketing contracts was $249 million as of December 31, 2003. In the event of default, the counterparty can draw on the collateral to satisfy the existing amounts outstanding under an open contract. The total amount of letters of credit outstanding related to construction and other operating activities was $331 million at December 31, 2003. The letters of credit expire throughout 2004. Upon expiration, these letters of credit may be renewed or replaced with another form of credit support to the counterparty, if required, or under certain circumstances the letters of credit could be drawn by the counterparty.

Contractual Obligations

        As of December 31, 2003, Mirant has the following annual commitments under various agreements as follows (in millions):

Fiscal Year Ended:	2004	2005	2006	2007	2008	Thereafter	Total
Construction related commitments	$35	$128	$104	$23	$—	$—	$290
Long-term service agreements	27	32	38	41	50	514	702
Power purchase agreements (Note 19)	212	212	52	52	52	678	1,258
Fuel and transportation commitments	216	191	131	134	4	11	687
Operating leases	146	154	141	147	156	2,215	2,959

Total minimum payments	$636	$717	$466	$397	$262	$3,418	$5,896

        Mirant is in the process of evaluating all of the Mirant Debtors executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected. Once the evaluation is complete with respect to each particular contract, the Company expects to file an appropriate motion with the Bankruptcy Court seeking approval to assume or reject the contract. The court will then determine to grant or deny such motions. See Note 2 for a discussion of Mirant's rejected contracts.

Construction-Related Commitments

        The Company has construction-related commitments related to developments at its various generation facility sites. At December 31, 2003, these construction-related commitments totaled approximately $290 million. Generally these commitments may be terminated by the Company at its discretion. At December 31, 2003, the estimated cost to terminate these commitments was approximately $32 million.

Long-Term Service Agreements

        As of December 31, 2003, the total estimated commitments for long-term service agreements associated with turbines installed or in storage were approximately $702 million. These commitments are payable over the term of the respective agreements, which range from ten to twenty years. Some of these agreements have terms that allow for cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining long-term service agreements would be reduced to approximately $561 million. Estimates for future commitments for the long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

        The long-term service agreements associated with the canceled turbines have also been canceled.

        As part of the Chapter 11 process, Mirant renegotiated its long-term service agreements related to its combustion turbine generation facilities. The new agreements provide more favorable terms, including reduced pricing and increased flexibility to modify terms based upon market conditions. The new agreements will be effective as of January 1, 2004.

Fuel and Transportation Commitments

        In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that as of December 31, 2003, total estimated minimum commitments under this agreement were $427 million.

        In addition to the coal commitment described above, Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements, which are in effect through 2012, totaling $260 million at December 31, 2003. Approximately $158 million of these commitments relates to an arrangement between Mirant Americas Energy Marketing and the synthetic fuel supplier whereby the synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal required to be purchased under the contracts with the coal supplier.

Operating Leases

        In connection with the purchase of the PEPCO assets, Mirant Mid-Atlantic leased the Morgantown and the Dickerson base load units and associated property for terms of 33.75 and 28.5 years, respectively. As of December 31, 2003, the total notional minimum lease payments for the remaining life of the leases was approximately $2.6 billion. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $96 million for each of the years ended December 31, 2003, 2002 and 2001.

        The owner lessors of the Dickerson and Morgantown baseload units have issued notes backed by the leases. The lease payment obligations are unsecured and are exclusive obligations of Mirant Mid-Atlantic. Except as described below, the lease obligations are not supported by guarantees or other commitments of Mirant Corporation or any of its subsidiaries to pay amounts due under such credit facilities or to provide Mirant Mid-Atlantic with funds for the payment, whether by dividends, distributions, loans or other payments. Pursuant to a capital contribution agreement, Mirant Corporation has agreed to make capital contributions to Mirant Mid-Atlantic of cash available for distribution from Mirant Peaker and Mirant Potomac River. The lease documentation contains a number of restrictive covenants, including (i) restrictions on asset sales, (ii) restrictions on mergers, consolidations or sales of all or substantially all of the assets, (iii) restrictions on liens, except for permitted liens, (iv) maintenance of properties, (v) maintenance of tax status, (vi) maintenance of insurance, (vii) limitations on transactions with affiliates, based on projected ratio calculations, (viii) restrictions on dividends and distributions and (ix) limitations on the incurrence of debt, other than permitted debt.

        Mirant Mid-Atlantic has an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility.

        Upon an event of default under the lease documents, the lessors are entitled to a termination value payment as defined in the agreements. At December 31, 2003, the termination value was approximately $1.4 billion, which, in general, declines over time. Upon expiration of the original lease term, the termination value will be $300 million.

        Although Mirant Mid-Atlantic continues to account for these leases as operating leases, due to the Chapter 11 filings, the characterization of Mirant Mid-Atlantic's leases as financings or executory contracts is subject to a determination by the Bankruptcy Court.

        Mirant has commitments under other operating leases with various terms and expiration dates. Minimum lease payments under non-cancelable operating leases approximate $38 million in 2004, $37 million in 2005, $36 million in 2006, $35 million in 2007, $35 million in 2008, and $203 million thereafter. Expenses associated with these commitments totaled approximately $37 million, $53 million and $28 million during 2003, 2002 and 2001, respectively.

Employment Contracts

        Certain executives of the Company have contracts, which generally provide benefits in the event of termination or involuntary termination for "good reason" accompanied by a change in control of Mirant, as defined. Employment agreements provide for severance payments not in excess of three times annual base salary and bonus and the continuation for stipulated periods of other benefits. Upon a change in control, a Rabbi trust is to be funded to protect the benefits described above for all covered employees. In the event of a change in control, the Company's estimated commitment would be approximately $24 million. As these contracts are pre-petition, they are subject to the Bankrtupcy Court's approval.

19.   Power Purchase Agreements and Obligations Under Energy Delivery and Purchase Commitments

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

        The PPAs are for a total capacity of 735 MW and expire over periods through 2021. Upon adoption of SFAS No. 133 on January 1, 2001, each PPA contract was evaluated to determine whether it met the definition of a derivative contract under the standard. PPAs determined to be derivative instruments are recorded on the balance sheet at fair value, with changes in fair value recorded currently in cost of fuel, electricity and other products. The Company recognized $171 million and $35 million of unrealized gains during 2003 and 2002, respectively, and $211 million of unrealized losses in 2001 in connection with the PPAs. As discussed in Note 2 "Proceedings under Chapter 11 of the Bankruptcy Code," on December 23, 2003, Mirant's motion to reject the Back-to-Back Agreement related to the PPAs was denied by the federal district court in Texas. At December 31, 2003, the estimated commitments under the PPA agreements were $1.3 billion based on the total remaining MW commitment at contractual prices. As of December 31, 2003, the fair value of the PPAs recorded in liabilities subject to compromise in the consolidated balance sheet totaled $708 million, of which $133 million would have been classified as current.

        The TPAs state that Mirant will sell a quantity of MWhs over the life of the contracts based on PEPCO's load requirements. The TPA related to load in Maryland expires in June 2004, while the TPA related to load in the District of Columbia expires in January 2005. The proportion of MWhs supplied under the two agreements is currently 64% and 36%, respectively. As actual MWhs are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. The Company recorded, as an adjustment of revenues, amortization of the TPA obligation of approximately $426 million, $423 million and $417 million during the years ended December 31, 2003, 2002 and 2001, respectively. The remaining TPA obligation will be amortized as an increase in revenue through January 2005. As of December 31, 2003, the remaining obligations for the TPAs recorded in transition power agreements and other obligations totaled $352 million, of which $340 million is classified as current.

        On October 24, 2003, Mirant and PEPCO reached a settlement, subject to Bankruptcy Court approval, whereby, the contracted prices for power delivered under the TPAs were increased by $6.40 per MWh and the TPAs were assumed. In addition, the settlement agreement grants an allowed pre-petition general unsecured claim related to the amendment of these agreements in the amount of $105 million. On November 19, 2003, the Bankruptcy Court approved the settlement and the assumption of the amended TPAs. Mirant recorded a liability for this claim on its consolidated balance sheet as of December 31, 2003. As a result of the amendment of the TPA's, Mirant reduced its liability for transition power agreements in an amount equal to the allowed pre-petition claim, which will result in a reduction in future TPA amortization recognized as revenues.

        Other obligations totaled $55 million, of which $14 million is classified as current liabilities. These obligations are related primarily to out-of-market gas transportation and power sales agreements, and are recorded in transition power agreements and other obligations in the consolidated balance sheet at December 31, 2003.

20.   Related-Party Arrangements and Transactions

Southern Company Agreements and Transactions

        Prior to Mirant's spin-off from Southern Company in 2001, Mirant had agreements with Southern Company Services, Inc. ("SCS") a wholly-owned subsidiary of Southern Company, and each of the system operating companies owned by Southern Company ("Southern") under which those companies provided various services to Mirant. These transitional services agreements generally provided for a fee equal to the greater of the cost, including the actual direct and indirect costs, of providing the services or the market value for such services. Management believes that the costs incurred are substantially similar to the costs the Company would have incurred on a stand-alone basis. During 2001, SCS provided primarily administrative services to Mirant at cost. Such costs amounted to approximately $4 million during 2001. Included in these costs are both directly incurred costs and allocated costs prior to Mirant's separation from Southern. The allocated costs are based on a variety of factors, including employee headcount, net fixed assets, operating expenses, operating revenues and other cost causal methods. The allocated costs related to SCS's corporate general and administrative overhead were less than $1 million for 2001.

        In addition to the transactions above, the Company also earned interest income from Southern during 2001 related to a note receivable from Southern. During 2001, interest income was $12 million. This note receivable was transferred to Southern as part of the Company's separation from Southern in April 2001.

Other Agreements

        Prior to the sale of its investment in Perryville in June 2002, Mirant entered into various agreements with, or with respect to its investment in, Perryville including a tolling agreement, which was entered into in April 2001. Costs under the tolling agreement were approximately $5 million in each of 2002 and 2001. Prior to the sale of its 50% ownership interest in Perryville, Mirant accounted for its investment under the equity method. Management believes the costs under the Perryville tolling agreement are substantially similar to costs the Company would have incurred with an unrelated party. Mirant completed the sale of its 50% ownership interest in Perryville in June 2002. See Note 2 for further discussion.

        Prior to its sale in October 2003, Mirant had an operating and maintenance contract with respect to its investment in the Birchwood generating plant. Mirant had a 50% ownership interest in Birchwood and accounted for its investment under the equity method. Fees paid to Mirant under the Birchwood operating and maintenance contract were approximately $7 million in 2003 and $8 million in each of 2002 and 2001. Management believes that the fees paid by Birchwood for these services are equivalent to the fees that would be charged by an unrelated party.

        In May 2003, Mirant announced that it had entered an agreement to sell all but one half of one percent of its 50% ownership interest in the Birchwood generating plant located near Fredricksburg, Virginia. On October 9, 2003, the Bankruptcy Court entered an order approving the consummation of the sale, which was completed on October 31, 2003.

21.   Company Obligated Mandatorily Redeemable Securities of a Subsidiary Holding Solely Parent Company Subordinated Debentures

        In October 2000, Mirant Trust I sold 6.9 million shares of 6.25% convertible trust preferred securities at $50.00 per share, for total proceeds of $345 million. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by Mirant, were $334 million. Mirant issued debentures to the trust with a principal amount equal to the principal amount of the preferred securities. The preferred securities are reported as company obligated mandatorily redeemable securities of a subsidiary holding solely parent company subordinated debentures in the accompanying consolidated balance sheet as of December 31, 2002.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equities. Under SFAS No. 150, such financial instruments are required to be classified as liabilities in the statement of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003 and was applied to Mirant's existing financial instruments beginning on July 1, 2003. Mirant determined that its convertible trust preferred securities fall within the scope of SFAS No. 150.

        In December 2003, the Company adopted the FIN 46R consolidation requirements related to SPEs. For 2003, the Company determined that Mirant Trust I, an issuer of trust preferred securities, qualified as a SPE and that it should be deconsolidated in accordance with the guidance of FIN 46R. Thus, the Company has deconsolidated Mirant Trust I and has accounted for its interest in Mirant Trust I on the equity method of accounting at December 31, 2003. There was no cumulative impact to income or equity upon deconsolidation.

22.   Earnings (Loss) Per Share

        Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for 2003, 2002 and 2001 (in millions, except per share data).

	2003	2002	2001
Income (loss) from continuing operations	$(3,786)	$(2,354)	$465
Discontinued operations	(20)	(84)	(56)
Cumulative effect of changes in accounting principles	(29)	—	—

Net (loss) income	$(3,835)	$(2,438)	$409

Basic:
Weighted average shares outstanding	405.0	402.2	341.8

Earnings (loss) per share from:
Continuing operations	$(9.35)	$(5.85)	$1.36
Discontinued operations	(0.05)	(0.21)	(0.16)
Cumulative effect of changes in accounting principles	(0.07)	—	—

Net (loss) income	$(9.47)	$(6.06)	$1.20

Diluted:
Net (loss) income	$(3,835)	$(2,438)	$409
Interest expense due to assumed conversion of trust preferred securities	—	—	14

Adjusted net (loss) income	$(3,835)	$(2,438)	$423

Weighted average shares outstanding	405.0	402.2	341.8
Shares due to assumed exercise of stock options and equivalents	—	—	2.6
Shares due to assumed conversion of trust preferred securities	—	—	12.5

Adjusted shares	405.0	402.2	356.9

Earnings (loss) per share from:
Continuing operations	$(9.35)	$(5.85)	$1.34
Discontinued operations	(0.05)	(0.21)	(0.15)
Cumulative effect of changes in accounting principles	(0.07)	—	—

Net (loss) income	$(9.47)	$(6.06)	$1.19

        The following potential common shares were excluded from the earnings per share calculations (in millions):

	2003	2002	2001
Out-of-the-money options	23.3	20.7	0.2
Shares issuable upon conversion of debt	48.8	24.6	—
Shares issuable upon conversion of convertible preferred securities	12.5	12.5	—

Total	84.6	57.8	0.2

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

23.   Segment Reporting

        The Company has two reportable segments: North America and International. The North America segment consists of the Company's power generation and energy trading and marketing operations in the United States and Canada. The International segment includes power generation in the Philippines and generation, transmission and distribution operations in the Caribbean. The Company's reportable segments are strategic businesses that are geographically separated and managed separately. Certain corporate costs, including corporate overhead and interest, are not allocated to a reporting segment. In 2002, the Company closed its European trading operations and sold its European and Chinese distribution and generation assets. Prior to the sale of these assets, these operations are reflected in the International segment. The accounting policies of the segments are the same as those described in Note 3 "Accounting and Reporting Policies."

Business Segments

	North America	International	Corporate and Eliminations	Consolidated
	(In millions)
2003:
Operating Revenues:
Generation	$4,147	$502	$—	$4,649
Integrated utilities and distribution	—	523	—	523
Net trading revenue	(1)	—	—	(1)

Total operating revenues	4,146	1,025		5,171
Cost of fuel, electricity and other products	2,910	280	—	3,190

Gross margin	1,236	745	—	1,981
Operating Expenses:
Operations and maintenance	708	257	127	1,092
Depreciation and amortization	210	116	24	350
Goodwill impairment losses	2,067	—	—	2,067
Long-lived asset impairment losses	1,566	1	—	1,567
Other impairment losses and restructuring charges	19	13	25	57
Gain on sales of assets, net	(38)	1	(9)	(46)

Total operating expenses	4,532	388	167	5,087

Operating (loss) income	$(3,296)	$357	$(167)	(3,106)

Total other expense, net				(317)

Loss from continuing operations before reorganization items and income taxes				(3,423)
Reorganization items, net				295
Provision for income taxes				126
Minority interest				(58)

Loss from continuing operations				$(3,786)

Total assets	$9,125	$4,626	$(1,620)	$12,131
Gross property additions	271	206	16	493
Investment in equity method affiliates	7	168	44	219

2002:
Operating Revenues:
Generation	$3,354	$525	$—	$3,879
Integrated utilities and distribution	—	485	—	485
Net trading revenue	341	—	—	341

Total operating revenues	3,695	1,010	—	4,705
Cost of fuel, electricity and other products	2,260	228	—	2,488

Gross margin	1,435	782	—	2,217
Operating Expenses:
Operations and maintenance	773	322	117	1,212
Depreciation and amortization	154	116	17	287
Goodwill impairment losses	—	697	—	697
Long-lived asset impairment losses	509	101	—	610
Other impairment losses and restructuring charges	270	65	28	363
Gain on sales of assets, net	(5)	(36)	—	(41)

Total operating expenses	1,701	1,265	162	3,128

Operating loss	$(266)	$(483)	$(162)	(911)

Total other expense, net				(417)

Loss from continuing operations before income taxes				(1,328)
Provision for income taxes				948
Minority interest				78

Loss from continuing operations				$(2,354)

Total assets	$15,293	$4,622	$(492)	$19,423
Gross property additions	1,342	160	10	1,512
Investment in equity method affiliates	96	187	13	296

2001:
Operating Revenues:
Generation	$5,673	$497	$—	$6,170
Integrated utilities and distribution	—	475	—	475
Net trading revenue	564	(1)	—	563

Total operating revenues	6,237	971	—	7,208
Cost of fuel, electricity and other products	4,031	213	—	4,244

Gross margin	2,206	758	—	2,964
Operating Expenses:
Operations and maintenance	1,042	309	135	1,486
Depreciation and amortization	206	157	9	372
Long-lived asset impairment losses	—	82	—	82
Gain on sales of assets, net	—	(2)	—	(2)

Total operating expenses	1,248	546	144	1,938

Operating income (loss)	$958	$212	$(144)	1,026

Total other expense, net				(242)

Income from continuing operations before income taxes				784
Provision for income taxes				256
Minority interest				63

Income from continuing operations				$465

Total assets	$15,143	$7,389	$(489)	$22,043
Gross property additions	1,587	121	72	1,780
Investment in equity method affiliates	70	2,214	19	2,303

Geographic Areas

	Revenue
		International
	North America	The Philippines	Jamaica	All Other	Total	Consolidated
	(In millions)
2003	$4,146	$505	$455	$65	$1,025	$5,171
2002	3,695	537	427	46	1,010	4,705
2001	6,237	506	314	151	971	7,208
	Long-Lived Assets
		International
	North America	The Philippines	Jamaica	All Other	Total	Consolidated
	(In millions)
2003	$4,788	$2,178	$571	$110	$2,859	$7,647
2002	8,667	2,288	573	98	2,959	11,626

24.   Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for 2003 and 2002 is as follows (in millions):

	Operating Revenue	Operating (Loss) Income	(Loss) Income Before Cumulative Effect of Changes in Accounting Principles	Consolidated Net (Loss) Income	Basic and Diluted Loss Per Common Share
2003:
March	$1,498	$173	$—	$(28)	$(0.07)
June	1,248	(2,046)	(2,202)	(2,202)	(5.44)
September	1,611	278	(33)	(33)	(0.08)
December	814	(1,511)	(1,571)	(1,572)	(3.88)
2002:
March	$959	$(320)	$(10)	$(10)	$(0.06)
June	1,117	(147)	(182)	(182)	(0.45)
September	1,370	92	(41)	(41)	(0.10)
December	1,259	(536)	(2,205)	(2,205)	(5.45)

        Financial data for the quarter ended June 30, 2003 reflects the goodwill impairment charge discussed in Note 8. Financial data for the quarter ended December 31, 2003 reflects the long-lived asset impairment charge discussed in Note 7.

25.   Valuation and Qualifying Accounts

	Years Ended December 31, 2003, 2002 and 2001
		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (current)
2003	$191	$15	$—	$(1)	$205
2002	191	—	—	—	191
2001	99	108	3	19	191
Provision for uncollectible accounts (noncurrent)
2003	$104	$129	$—	$(29)	$205
2002	114	14	—	24	104
2001	49	65	—	—	114

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        During 2002, the Company's independent auditors identified significant internal control deficiencies which collectively constituted a material internal control weakness, the most significant of which related to the Company's North America trading and marketing activities.

        In addition to a material internal control weakness, we identified certain internal control deficiencies which, if left uncorrected, could result in a material internal control weakness. Our internal control deficiencies relate to the account reconciliation process and procedures, proper supporting transaction detail relating to journal entries and the controls over certain complex areas of accounting for derivatives and income taxation. These control and procedural deficiencies stem from the historical system of accounting control that resulted in several financial statement adjustments as disclosed in our 2002 Annual Report on Form 10-K. Furthermore, our reporting process, including our analytical review procedures and level of information, namely, the procedure of reviewing plan variances to actual and prior year comparable periods, did not function consistently in 2003. Although this process as described does not directly relate to controls that ensure that financial statement accounts are properly stated, this procedure does provide a framework and context for which financial controls are reviewed and assessed. In addition, analytical review procedures underpin the quality and extent of the results of operation discussion appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We continue to use a number of manual procedures to mitigate the earlier identified internal control weakness and identified internal control deficiencies. The current internal control solution is not an optimal correction because of the manual nature and the time required to complete the manual procedures and corrective actions. Our longer-term plans to address these internal control deficiencies include process corrections that will enhance and/or automate some of the procedures we perform manually today. As a result of our recent bankruptcy filing and the impact of that filing on our operations and priorities, these process enhancements have been delayed resulting in continued reliance on our manual procedures.

        We believe the identified internal control weakness and deficiencies were mitigated in preparing this annual report. Continued reliance on manual procedures, however, increases the risk that previously identified internal control weakness and deficiencies may not continue to be mitigated.

        As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Appearing as exhibits to this annual report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item 9A Controls and Procedures contains the information concerning the evaluation of the Company's disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4(b) and (c) of the certifications and this information should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based upon the evaluation, and subject to the limitations noted below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective in timely alerting the Company's management to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company notes that it is still in the process of becoming current in its SEC filings. Additionally, there have been no changes to the Company's internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures, or its internal control over financial reporting, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Set forth below is a description of the business experience during the past five years or more of the directors and executive officers of the Company, their positions and offices with the Company, and other biographical information. In accordance with Mirant's Bylaws, each director shall hold office until the next election of the class for which such director shall have been chosen, and until his or her successor has been elected and qualified, or until his or her earlier death, resignation or removal. Ms. Fuller and Messrs. Lesar and Robinson serve in the class of 2004; Messrs. Dahlberg, Eizenstat and McCullough serve in the class of 2005; and Messrs. Correll and McDonald serve in the class of 2006. Officers are elected by our board of directors to hold office until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

Name	Age	Position and Experience
A. D. Correll	62	Director since 2000
Chairman of the Board, and Chief Executive Officer of Georgia-Pacific Corporation, manufacturers and distributors of building products, pulp, and paper. He was appointed to his current position in 1993. He also served as President from 1991 until September 2002. He is a director of Georgia-Pacific Corporation, Norfolk Southern Corporation, and SunTrust Banks, Inc.

A. W. Dahlberg	63
Director since 1996
		Chairman of the Board of Mirant. He was appointed to his current position in August 2000. He served as Chairman of the Board of the Southern Company from 1995 until April 2001, during which time Southern Company was the parent of Mirant. He also served as Chief Executive Officer of Southern Company from 1995 until March 2001. He is a director of Equifax, Inc.
Stuart E. Eizenstat	60
Director since 2001
		Partner of Covington & Burling where he heads the law firm's international practice since 2001. He served as Deputy Secretary of the United States Department of the Treasury from July 1999 to January 2001. He was Under Secretary for Economics, Business, and Agricultural Affairs of the United States Department of State from 1997 to July 1999. He is a trustee of BlackRock Funds.
S. Marce Fuller	43
President, Chief Executive Officer and Director since July 1999
		Served as President and Chief Executive Officer of Mirant's Mirant Americas Energy Marketing subsidiary from September 1997 to July 1999 and Executive Vice President of Mirant from October 1998 to July 1999. She is a director of Curtiss-Wright Corporation and EarthLink, Inc.
David J. Lesar	50
Director since 2000
		Chairman, President and Chief Executive Officer of Halliburton Company, diversified energy services, engineering and construction company. He was President and Chief Operating Officer of Halliburton Company from June 1997 until August 2000, when he was appointed to his current position. He is a director of Halliburton Company and Lyondell Chemical Company.
Robert F. McCullough	61
Director since February 2003
		Director and Chief Financial Officer of AMVESCAP PLC, independent global investment managers. He was appointed to his current position in 1996. He is a director of Acuity Brands, Inc.
James F. McDonald	63
Director since 2001
		Chairman, President and Chief Executive Officer of Scientific-Atlanta, Inc., broadband equipment, software and services provider. He has served as President and Chief Executive Officer since 1993 and Chairman of the Board of Scientific-Atlanta since November 2000. He is a director of Burlington Resources, Inc., NDCHealth Corporation, and Scientific-Atlanta, Inc.

Ray M. Robinson	56
Director since 2001
		Chairman of the East Lake Community Foundation in Atlanta. He was Vice Chairman of the East Lake Community Foundation from May 2003 until October 2003, when he was appointed to his present position. He was President of the Southern Region of AT&T Corporation from 1996 until his retirement in May 2003. He is a director of Aaron Rents, Inc., Acuity Brands, Inc., Avnet, Inc., and Citizens Trust Bank.
Harvey A. Wagner (1)	62
Executive Vice President and Chief Financial Officer
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
Curtis A. Morgan	43
Executive Vice President, North America
		Elected Executive Vice President, North America effective August 25, 2003. Prior to Joining Mirant, he was President, East Region, Reliant Energy Wholesale Group, where he was responsible for Reliant assets and markets in the mid-Western and Eastern United States from September 2000 to July 2003. He was Senior Vice President, Corporate Planning and Development, Reliant Energy from March 1998 to September 2000.
Vance N. Booker	50	Senior Vice President, Administration Elected Senior Vice President in August 1999. Served as Vice President, Administration from June 1996 to August 1999.
Robert N. Dangremond	60
Chief Restructuring Officer
		Elected Chief Restructuring Officer in July 2003. He is not an employee of Mirant. He also serves as a Co-Managing Principal of AlixPartners, restructuring advisory firm, and has been with AlixPartners since August 1989, during which time, he has held management positions in public and private corporations that include Chairman, Chief Executive Officer, President, Chief Financial, Officer, Treasurer and Director.

Douglas L. Miller	53
Senior Vice President and General Counsel
		Elected Senior Vice President and General Counsel in October 1999. From 1997 until he joined the Company in 1999, Mr. Miller was managing partner of the Troutman Sanders LLP Hong Kong office.
John W. Ragan	44
Senior Vice President, International
		Elected Senior Vice President, International in September 2003. He served as Senior Vice President, Commercial Operations in North America from October 2002 to September 2003; Vice President, Corporate Planning from April to October 2002; Vice President and Chief Commercial Officer, of Mirant's Mirant Americas Energy Marketing subsidiary from May 1999 to April 2002; and Vice President, Asset Management from March 1998 to May 1999.
Dan Streek	42
Vice President and Controller
		Elected Vice President and Controller effective February 20, 2003. Prior to joining Mirant, he served as Chief Financial Officer of Aquila, Inc., a global energy company, from August 2001 to November 2002; Senior Vice President, Finance of Aquila Merchant Services, Inc. from January 2000 to August 2001 and Vice President and Assistant Controller for Aquila, Inc. from July 1998 to January 2000.

(1)
On October 9, 2003, Mirant announced that its Executive Vice President and Chief Financial Officer, Harvey Wagner, would be leaving the Company. Mr. Wagner intends to remain with the Company until April 30, 2004.

Family Relationships—None.

Certain Legal Proceedings

        On July 14, 2003, Mirant and most of our domestic companies filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Certain of our officers are also officers or directors of other subsidiaries, which filed for reorganization under Chapter 11. As such, each of the Company's executive officers has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years. In addition, Mr. Dangremond served as Senior Vice President and Chief Restructuring Officer of Harnischfeger Industries, Inc., (subsequently renamed Joy Global) and Restructuring Officer and Chief Financial Officer of Zenith Electronics Corporation when those firms filed petitions under Chapter 11 of the United States Bankruptcy Code in 1999. Ms. Fuller served as an executive officer of Mobile Energy Services Company, LLC ("Mobile Energy") from July 1995 to July 2001, and as an executive officer of its parent company Mobile Energy Services Holdings, Inc. ("MESH") from February 1995 to January 1999.

        Mobile Energy owns a generating facility, which provides power and steam to a tissue mill in Mobile, Alabama. Mobile Energy and MESH filed for bankruptcy on January 14, 1999 in response to the announcement by its then largest customer, a pulp mill, of plans to cease operations in September 1999. A plan of reorganization for Mobile Energy and MESH was approved by the Bankruptcy Court and became effective December 16, 2003.

Designated Audit Committee Financial Experts

        The Board of Directors has evaluated the members of the Audit Committee, and determined that each member is independent, as independence for audit committee members is defined under the listing standards of the New York Stock Exchange. The Board also has determined that each member of the Audit Committee is financially literate and has designated Messrs. Lesar and McCullough as "audit committee financial experts" as defined in SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all executive officers, directors and persons who are the beneficial owners of more than 10% of the common stock of the Company to file reports of ownership with the SEC indicating their ownership of the Company's equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report on Form 10-K any failure to comply therewith during the fiscal year ended December 31, 2003. On November 26, 2003, Mr. Dan Streek filed a report on Form 4 reflecting a transaction that had been inadvertently omitted in previous filings. The transaction consisted of 70,000 options granted on February 2, 2003. Additionally, Mr. Ed Adams, a former executive officer, failed to timely file a Form 4 for the September 12, 2003 sale at a loss of 15,000 shares of Mirant common stock. Mr. Adams was not an executive officer at the time of the sale. Other than the inadvertent late filings of Messrs. Streek and Adams, the Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, the Company has relied on copies of the reporting forms received by it or on the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) were required to be filed under applicable rules of the SEC.

Code of Ethics for Senior Financial Officers

        Mirant has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Risk Officer, Vice President—Tax, and Controller. A copy of the code of ethics for senior financial officers is posted on Mirant's web site at www.mirant.com and also will be provided without charge upon request made in writing to the Corporate Secretary at 1155 Perimeter Center West, Atlanta, GA 30338. Mirant intends to post any amendments and waivers to the Code of Ethics on its website.

Item 11.    Executive Compensation

Summary Compensation Table

        This table sets forth cash and non-cash compensation paid to or accrued for the past three years for the five most highly compensated executive officers of Mirant serving as of December 31, 2003, and two additional individuals who were no longer executive officers as of December 31, 2003.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Other Annual Compensation ($)(2)	Restricted Stock Awards ($)(3)	Number of Securities Underlying Stock Options (#)	All Other Compensation ($)(8)
S. M. Fuller President & CEO	2003 2002 2001	800,000 800,000 740,238	173,643 — 700,000		100,303 170,057 —	1,620,000 4,173,023 2,222,234	500,000 425,000 260,417	37,125 36,000 33,150
H. A. Wagner(4) EVP & CFO	2003	419,178	321,250		—	977,000	400,000	30,041
D. L. Miller SVP & General Counsel	2003 2002 2001	349,795 300,000 292,882	62,708 120,000 273,500		— 905 —	395,000 323,640 466,662	125,000 50,000 54,688	36,364 53,476 33,958
J. W. Holden, III (6) SVP & Treasurer	2003 2002 2001	285,000 268,333 227,500	292,750 1,527,500 228,650	(6)	— 6,427 —	— 220,255 —	75,000 34,000 52,246	12,825 9,825 10,239
J. W. Ragan(5) SVP	2003 2002 2001	273,767 245,000 228,452	151,245 128,000 214,375		— — —	243,000 — —	75,000 59,616 43,945	12,204 10,275 22,492
V. N. Booker SVP	2003 2002 2001	267,301 250,000 244,342	140,500 87,500 240,625		— — —	233,000 341,620 341,658	75,000 53,000 41,016	12,956 10,875 10,989
R. P. McAllister(7) SVP	2003 2002	250,000 250,000	220,600 86,388		— —	142,000 197,780	60,000 83,734	26,307 17,449

(1)
2003 Bonuses in this column include several one-time payments. These one-time payments are outlined in the table below. All signing bonuses, retirement make-up and retention agreement payments were paid per the terms of each agreement and paid prior to the bankruptcy filing in July 2003.

	Individual Performance ($)	Signing Bonus ($)	Retirement Make-up ($)	Retention Agreement ($)	Total ($)
S. M. Fuller(a)	120,000	—	—	53,643	173,643
H. A. Wagner(b)	21,250	300,000	—	—	321,250
D. L. Miller	62,708	—	—	—	62,708
J. W. Holden, III(c)	42,750	—	—	250,000	292,750
J. W. Ragan(d)	51,245	—	—	100,000	151,245
V. N. Booker(d)	40,500	—	—	100,000	140,500
R. P. McAllister(e)	12,500	—	208,100	—	220,600

  (a)
  Southern Company put this retention agreement in place on October 5, 1999. The original value of this agreement was $400,000 and the value fluctuated based on the stock prices of Southern Company and Mirant.

  (b)
  Signing bonus was paid in January upon commencement of employment.

  (c)
  The retention agreement with Mr. Holden was put in place in July 2002.

  (d)
  Southern Company put retention agreements, similar to Ms. Fuller's as described above, in place for Mr. Booker and Mr. Ragan in December 1999. These agreements provided for an award that fluctuated with the stock prices of Southern Company and Mirant, subject to a floor of $100,000.

  (e)
  To entice Mr. McAllister away from his then current employer in January 2002, Mirant entered into an agreement to make up for lost retirement benefits due to his termination with his then current employer.

(2)
During 2003 and 2002, Mirant owned fractional shares of a business aircraft which Ms. Fuller used at a cost to Mirant of $79,704 and $140,020, respectively.

(3)
The values shown reflect the value of the restricted stock unit on the date of the grant. No dividends are paid on restricted stock units. Over the past three years, Mirant has granted three types of Restricted Stock, described as follows:

  •
  Performance Restricted Stock Units: Granted in 2002 and 2001, these vest 20% each time Mirant's stock price increases 20% over the price on the day of grant. The stock price targets that must be met for the remaining restricted stock to vest ranges from $14.53 to $51.02 a share.

  •
  Restricted Stock Units paid in cash: Granted in 2003, these units are payable in cash based upon the price of Mirant common stock on the vesting date. The outstanding units from these grants vest over time between May 2004 and February 2007.

  •
  Restricted Stock Units paid in stock: Granted in 2003, these units are paid in shares of stock. One-half of these units vest in shares on each of the first and second anniversary dates of the grant date.

    As of December 31, 2003, the numbers and values of such unvested restricted stock units were:

	Performance Restricted Stock Units		Restricted Stock Units paid in cash		Restricted Stock Units paid in stock
	Number	Value ($)	Number	Value ($)	Number	Value ($)
S. M. Fuller	313,234	119,029	833,334	316,667	—	—
H. A. Wagner	—	—	166,750	63,365	300,000	114,000
D. L. Miller	28,893	10,979	166,750	63,365	—	—
J. W. Holden III	14,700	5,586	—	—	—	—
J. W. Ragan	—	—	100,050	38,019	—	—
V. N. Booker	28,139	10,693	100,050	38,019	—	—
R. P. McAllister	13,200	5,016	100,000	38,000	—	—
(4)
Mr. Wagner first became an executive officer of Mirant on January 6, 2003. The majority of his restricted stock and stock option awards were part of a one-time sign-on grant.

(5)
Mr. Ragan first became an executive officer of Mirant on September 25, 2003.

(6)
Mr. Holden served as an executive officer of Mirant until July 18, 2003. He remains senior vice president and treasurer. In 2002, $90,000 of Mr. Holden's bonus was earned as part of the short-term incentive program. The majority of the additional $1,437,500 disclosed in this column for 2002 was specifically for retention and is pursuant to the agreement described in the "Employment Contracts" section below. The remaining amount is for his work as an expatriate for our European operations.

(7)
Mr. McAllister first became an executive officer of Mirant on January 1, 2002 and served as an executive officer until September 15, 2003.

(8)
Includes contributions to the Mirant Services Employee Savings Plan, Profit Sharing Arrangement within the Mirant Services Employee Savings Plan, as well as non-pension related accruals under the Supplemental Benefit Plan. 2001 also includes contributions to the Southern Company Employee Savings Plan, Southern Company Performance

  Sharing Plan and Southern Company Energy Marketing Employee Savings Plan. The break-out of the 2003 contributions is provided in the following table:

	ESP ($)	Profit Sharing ($)	SBP ($)
S. M. Fuller	9,000	—	28,125
H. A. Wagner	8,625	6,000	15,415
D. L. Miller	9,000	8,000	19,364
J. W. Holden, III	9,000	—	3,825
J. W. Ragan	9,000	—	3,204
V. N. Booker	9,000	—	3,956
R. P. McAllister	9,000	8,000	9,306

Stock Option Grant, Exercise and Year-End Values Tables

Stock Option Grants in 2003

	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
			Exercise or Base Price ($/Share)(1)		Expiration Date(1)
Name							0%	5%	10%
S. M. Fuller	500,000	6.52		$1.60	2/25/13		—	503,116	1,274,994
H. A. Wagner	250,000 150,000	3.26 1.96	$ $	2.07 1.60	1/06/13 2/25/13		— —	325,453 150,935	824,762 382,498
D. L. Miller	125,000	1.63		$1.60	2/25/13		—	125,779	318,748
J. W. Holden, III	75,000	0.98		$1.60	2/25/13		—	75,467	191,249
J. W. Ragan	75,000	0.98		$1.60	2/25/13		—	75,467	191,249
V. N. Booker	75,000	0.98		$1.60	2/25/13		—	75,467	191,249
R. P. McAllister	60,000	0.78		$1.60	2/25/13		—	60,374	152,999
All Optionees	7,669,891	100.00		$1.62		(3)	—	7,814,156	19,802,606
All Stockholders(4)	405,468,084	N/A		$1.62	N/A		—	413,094,653	1,046,862,957

(1)
These grants vest annually at a rate of one-third on the anniversary date of the grant. Grants continue to vest normally upon termination as a result of death, total disability, or retirement and expire five years after retirement, three years after death or total disability, or their normal expiration date if earlier.

(2)
A total of 7,669,891 Mirant stock options were granted in 2003 to approximately 3,348 employees around the world. This represents almost all of our employees who are not covered by a collective bargaining agreement.

(3)
The exercise price shown is an average of the price of all options granted in 2003. Options expire at various times between January 6, 2013 and June 1, 2013.

(4)
"All Stockholders" values are calculated using the average exercise price for all options awarded in 2003, $1.62, based on the outstanding shares of common stock on December 31, 2003.

Aggregated Stock Option Exercises in 2003 and Year-End Option Values

			Number of Securities Underlying Unexercised Options at Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(2)
	Number of Shares Acquired on Exercise (#)
Name		Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
S. M. Fuller	—	—	830,521	870,139	—	—
H. A. Wagner	—	—	—	400,000	—	—
D. L. Miller	—	—	155,564	176,562	—	—
J. W. Holden, III	—	—	185,989	115,081	—	—
J. W. Ragan	—	—	166,990	129,392	—	—
V. N. Booker	—	—	148,338	124,006	—	—
R. P. McAllister	—	—	27,912	115,822	—	—

(1)
The Value Realized is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares or rights at the time of exercise above the exercise price.

(2)
These columns represent the excess of the fair market value of Mirant's common stock of $0.38 per share, as of December 31, 2003, above the exercise price of the options. The amounts under the Exercisable column report the "value" of options that are vested and therefore could be exercised. The Unexercisable column reports the "value" of options that are not vested and therefore could not be exercised as of December 31, 2003.

Pension Plan Table

	Years of Accredited Service
Compensation
	10	15	20	25	30
$ 250,000	$42,500	$63,750	$85,000	$106,250	$127,500
500,000	85,000	127,500	170,000	212,500	255,000
750,000	127,500	191,250	255,000	318,750	382,500
1,000,000	170,000	255,000	340,000	425,000	510,000
1,250,000	212,500	318,750	425,000	531,250	637,500
1,500,000	255,000	382,500	510,000	637,500	765,000
1,750,000	297,500	446,250	595,000	743,750	892,000

        The table below shows the estimated annual pension benefit payable (rounded to $000) at normal retirement age under Mirant's qualified pension plan, non-qualified pension plans and pension-related contracts, based on the stated compensation (rounded to $000) and years of Accredited Service with Mirant's subsidiaries. Mr. Wagner and Mr. McAllister are excluded from the table because they are not eligible to receive a pension benefit. The amounts shown in the table were calculated according to the final average pay formula and are based on a single life annuity without reduction for joint and survivor annuities or computation of Social Security offset that would apply in most cases. Compensation for pension purposes is limited to the average of the highest three (five for Mr. Miller) of the final 10 years' compensation. For Ms. Fuller, compensation is base salary plus the excess of short-term incentive compensation over 10 percent of base salary. For the other executive officers listed in the Summary Compensation Table, it is base salary plus the excess of short-term incentive compensation over 15 percent of base salary.

        As of December 31, 2003, the applicable compensation and Accredited Service for determination of pension benefits would have been:

	Compensation ($)	Accredited Service	Multiplier	Annual Benefit ($)
S. M. Fuller	$1,438,000	18.3	1.7%	$447,000
D. L. Miller	507,000	0.6	1.0%	3,000
J. W. Holden, III	379,000	17.6	1.7%	113,000
J. W. Ragan	407,000	3.3	1.7%	23,000
V. N. Booker	460,000	27.3	1.7%	213,000

Compensation of Directors

        Only non-employee directors are compensated for Board service. The pay components are annual retainers of $70,000 and meeting fees of $2,500 for each Board meeting attended and $1,250 for each committee or other meeting attended.

        The Board of Directors met 15 times in 2003. Average director attendance at all Board and committee meetings was 98 percent. Each director attended at least 94 percent of meetings of the Board and committees on which he or she served.

        The Audit Committee met 18 times, the Compensation Committee met 5 times, and the Nominating and Governance Committee met 7 times. Additionally, the chairmen of those committees were paid meeting fees for a total of 11 other meetings and individual directors were paid a total of 33 meeting fees for attending the annual meeting, board and committee evaluation meetings, other committee meetings, briefings, orientation, and other preparatory meetings. There is no pension plan for non-employee directors.

        Mr. Dahlberg, as the non-employee Chairman of the Board, receives the same annual retainer and meeting fees as the other non-employee directors. During 2003, Mirant owned fractional shares of a business aircraft. Mr. Dahlberg's personal use of such aircraft cost Mirant $74,416 in 2003.

Employment Contracts, Termination of Employment and Change-in-Control Agreements

        These contracts may be impacted by Mirant's bankruptcy as they are considered pre-petition, and as such, the Company will either accept or reject these contracts as part of the bankruptcy proceedings based on a cost benefit analysis of the individual agreements. Additionally, any such claims on these agreements would be subject to Bankruptcy Court approval and limitations as to the amount. For more information related to Mirant's bankruptcy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employment Contracts

        Mirant has entered into an employment agreement with certain of the executive officers named in the Summary Compensation Table. The agreements for these executives were in place prior to the bankruptcy filing. The compensation provided for in each employment agreement is discussed below. The amounts granted under these agreements are forfeited upon termination for cause or resignation. Amounts are paid immediately if the employee dies, becomes disabled, or is terminated without cause. The Board is solely responsible for administering these agreements.

        Ms. Fuller and Mr. Booker do not have employment agreements.

        Mr. Wagner—Effective May 16, 2003, we entered into an employment agreement with Harvey A. Wagner. This agreement provides for the compensation and benefits during the three-year term of the agreement, commencing on January 1, 2003. Under the terms of the agreement, Mr. Wagner's base salary is $425,000 a year and Mirant evaluates Mr. Wagner's compensation on a yearly basis. In addition, Mr. Wagner's target bonus level during the term of his employment is 65% of base salary, with a maximum of two times the target. If Mr. Wagner's employment is terminated by Mirant, he will be entitled to a lump sum payment, equal to the number of whole and partial months remaining in the term of his agreement, multiplied by a Separation Payment Multiplier of $58,437.50. The Separation Payment Multiplier represents Mr. Wagner's monthly base salary plus target incentive at the time of initial employment.

        Mr. Miller—Effective October 1, 1999, we entered into an employment agreement with Douglas L. Miller. This agreement provides for compensation and benefits during the five-year term of the agreement. Under the terms of the agreement, if Mr. Miller is still employed by us on September 30,

2004, his retirement payments are calculated as if 5 years of additional service are included in the pension and supplemental executive retirement plan calculations.

        Mr. Holden—Effective July 9, 2002, we entered into a retention agreement with John W. Holden, III. This agreement provides for cash retention payments totaling $1,500,000 from July 9, 2002 through February 15, 2003. Under the terms of the agreement, if Mr. Holden is still employed by us on May 1, 2005, his retirement benefits are calculated as if 5 years of additional service and age are included in the pension and supplemental executive retirement plan calculations.

        Mr. Ragan—Effective March 1, 2002, we entered into a retention agreement with John Ragan. This agreement provides for the payment of $245,000 on September 30, 2004 and $245,000 on September 30, 2005, provided Mr. Ragan is still employed by the Company and is performing in a satisfactory manner.

        Mr. McAllister—Effective January 1, 2002, we entered into an employment retention agreement with Roy P. McAllister. The agreement provides for the award of 74,925 phantom Mirant stock units that vested in thirds on January 1, 2002, January 1, 2003 and January 1, 2004.

Change In Control Arrangements

        Our executive officers named in the Summary Compensation Table have change in control agreements that are effective upon a change in control of Mirant.

        Within two years following a change in control, if an executive is involuntarily terminated, other than for cause, or voluntarily terminated for good reason, which is defined as a meaningful and detrimental change in duties, a significant reduction in compensation or benefits or relocation, the agreements provide for:

  •
  a lump sum payment of three times annual compensation (base salary and average actual bonus for the last two years);

  •
  a lump sum payment of three times the annual cost of health and life insurance coverage;

  •
  immediate vesting of all stock options and stock appreciation rights previously granted;

  •
  payment of any accrued short-term bonuses and performance restricted stock units; and

  •
  payment of any excise tax liability incurred as a result of payments made under the agreement.

The agreements also provide for pro-rata payments at the greater of target-level performance or actual performance for some incentive plans if a change in control occurs and the plans are not continued or replaced with comparable plans.

        The definition of "change in control" includes the following events:

  •
  acquisition by a person of at least 20% of our stock;

  •
  a defined change in the majority of the members of our Board of Directors;

  •
  a merger or other business combination that results in our stockholders immediately before the merger owning less than 65% of the voting power after the merger; or

  •
  a sale of substantially all of our assets.

        Compensation Committee Interlocks and Insider Participation—None

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        This table shows the number of shares owned by directors and executive officers as of December 31, 2003. The shares owned by all directors and executive officers as a group constituted less than one percent of the total number of shares of Mirant common stock outstanding as of December 31, 2003. Mirant has no known beneficial owner of more than 5% of Mirant common stock.

	Total Beneficial Ownership(1)	Common Shares Beneficially Owned(2)	Non-Convertible Economic Interests(3)	Shares Individuals Have Rights to Acquire within 60 days(4)
A. D. Correll	137,217	43,736	93,481	—
A. W. Dahlberg	194,969	90,851	104,118	—
Stuart E. Eizenstat	35,882	—	35,882	—
S. Marce Fuller	2,682,643	37,714	1,419,269	1,225,660
David J. Lesar	77,197	5,000(5)	72,197	—
Robert F. McCullough	2,762	1,000	1,762	—
James F. McDonald	29,540	29,540	—	—
Ray M. Robinson	32,684	2,500	30,184	—
Harvey Wagner	600,084	—	466,750	133,334
Vance Booker	384,939	4,641	175,621	204,677
John W. Holden	257,333	2,444	15,152	239,737
Roy McAllister	239,704	500(6)	163,382	75,822
Douglas L. Miller	480,117	10,014	237,977	232,126
John Ragan	329,255	2,361	100,384	226,510
Directors and Executive Officers as a Group (17 people)	5,649,352	230,301	3,041,183	2,377,867

(1)
"Beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof. This column includes ownership interests in Mirant Common Shares, Non-Convertible Economic Interests, and Shares Individuals Have Rights to Acquire within 60 days (as of 2/29/2004).

(2)
Indicates shares of Mirant common stock beneficially owned. Shares indicated are included in the Total Beneficial Ownership column.

(3)
Indicates stock units and performance restricted stock units held in various benefit plans. Although these rights track the market value of Mirant common stock, they are payable in cash and are not convertible into common stock. Shares indicated are included in the Total Beneficial Ownership column.

(4)
Indicates shares of Mirant common stock that certain directors and executive officers have the right to acquire within 60 days, by exercising stock options. The numbers and values of exercisable stock options as of December 31, 2003 are shown on a table on page 90. Shares indicated are included in the Total Beneficial Ownership column.

(5)
Includes 5,000 shares held by a Family Limited Partnership. Mr. Lesar disclaims beneficial ownership of 71.06% of these shares.

(6)
Includes 500 shares held indirectly by Mr. McAllister.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table indicates the compensation plans under which equity securities of Mirant are authorized for issuance as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights)(1)
Equity compensation plans approved by security holders	21,210,671	$12.93	18,279,466
Equity compensation plans not approved by security holders	—	—	—

Total	21,210,671	$12.93	18,279,466

(1)
Includes 8,685,294 shares subject to issuance under the Mirant Corporation Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions

        Mr. Dangremond, our Chief Restructuring Officer, who is not an employee of Mirant, and several other financial professionals currently working on behalf of Mirant, are principals or employees of the turnaround management-consulting firm of AlixPartners LLC. Mirant has retained AlixPartners to provide certain financial expertise to assist the Company during the pendency of its bankruptcy case. During 2003, Mirant incurred fees and expenses totaling $7.8 million payable to AlixPartners. Mirant expects to continue to incur fees with AlixPartners during the pendency of its bankruptcy case.

Item 14.    Principal Accountant Fees and Services

        The following table presents fees for professional audit services and other services rendered by KPMG LLP (in millions):

	2003	2002
Audit Fees(1)	$12.9	$11.9
Audit-Related Fees(2)	0.6	2.8
Tax Fees(3)	1.0	1.6
All Other Fees(4)	0.4	—

Total	$14.9	$16.3

Reaudit Fees(5)	$9.1	—

1)
Audit fees represent fees billed and expected to be billed for professional services rendered in connection with: a) audits and reviews of the 2003 and 2002 Mirant Corporation consolidated financials, in accordance with auditing standards generally accepted in the United States of America; b) audits of various Mirant subsidiary financial statements required by statute or regulation (domestic and foreign); c) consultations on accounting matters reflected in the financial statements; and d) attestation services with respect to securities offerings and SEC filings.

2)
Audit-related fees represent fees billed for professional services rendered in connection with: a) audits of Mirant's employee benefit plans; b) internal control reviews; c) accounting consultation on the implementation of Sarbanes-Oxley Section 404; and d) audits of Mirant subsidiaries not required by statute or regulation (domestic and foreign).

3)
Tax fees represent fees billed for professional services rendered in connection with: a) tax compliance; b) consultations related to tax audits and appeals; and c) technical tax advice on rulings from taxing authorities.

4)
All other fees represent fees billed for professional services rendered in connection with reviews of Mirant foreign subsidiary accounting policies and advisory services with respect to various tax aspects of Mirant Sarbanes-Oxley Section 404 implementation project.

5)
Reaudit fees represent fees billed for professional services rendered in connection with the reaudits and rereviews of the Mirant Corporation and subsidiaries 2002, 2001 and 2000 consolidated financial statements, in accordance with auditing standards generally accepted in the United States of America.

Audit Committee Pre-Approval

        The Audit Committee has pre-approved all audit services and permitted non-audit services provided by the independent auditors, and the compensation, fees and terms for such services. The Committee also has approved an Independent Auditor Policy which requires Committee pre-approval of the compensation and terms of service for audit services provided by the independent auditors and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The Policy also requires pre-approval by the Audit Committee or its Chairman, the independent auditor's lead partner, Mirant's Chief Financial Officer or Controller, and Mirant's Corporate Secretary of the compensation and terms of service for any permitted non-audit services provided by the independent auditors. Any proposed non-audit services exceeding the pre-approved fee levels require pre-approval by the Audit Committee or its Chairman. The Controller reports quarterly to the Audit Committee on the services performed and fees incurred by the independent auditors for audit and permitted non-audit services during the prior quarter.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1. Financial Statements

        See "Index to Financial Statements" set forth on page F-1.

  2.
  Financial Statement schedules

          None

  3.
  Exhibit Index

Exhibit No.	Exhibit Name
3.1*	Restated Certificate of Incorporation (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 3.1)
3.2*	Bylaws of the Company (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 3.2)
4.1*	Specimen Stock Certificate (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 4.1)
4.2*	Certificate of Trust (Designated on Form S-1 in Registration No. 333-41680 as Exhibit 4.2)
4.3*	Trust Agreement (Designated on Form S-1 in Registration No. 333-41680 as Exhibit 4.3)
4.4*	Certificate of Designation of Series A Preferred Stock (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 4.11)
4.5*	Certificate of Designation of Series B Preferred Stock (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 4.12)
4.6*	Rights Agreement between Southern Energy, Inc. (now Mirant Corporation) and ChaseMellon Shareholder Services, L.L.C. (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 4.13)
10.1*	Form of Master Separation and Distribution Agreement (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.1)
10.2*	Form of Transitional Services Agreement (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.2)
10.3*	Form of Indemnification and Insurance Matters Agreement (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.3)
10.4*	Form of Technology and Intellectual Property Ownership and Licenses Agreement (Designated on Form S-1 in Registration No. 333-35390)
10.5*	Form of Confidential Disclosure Agreement (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.5)
10.6*	Form of Employee Matters Agreement (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.6)
10.7*	Form of Amendment Number One to the Employee Matters Agreement (Designated on Form 10-K filed March 21, 2001 as Exhibit 10.7)
10.8*	Form of Tax Indemnification Agreement (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.7)
10.9*	Form of Registration Rights Agreement (Designated on Form S-1 in Registration No. 333-35390 as Exhibit 10.8)
10.10*	Form of Mirant Corporation Employee Stock Purchase Plan
10.25*	Amendment to Change in Control Agreement with S. Marce Fuller (Designated as Exhibit 10.25 on Form 8-K filed November 29, 2001).

10.28*	Change in Control Agreements with Douglas L. Miller (Designated as Exhibit 10.28 on Form 8-K filed November 29, 2001).
10.29*	Form of Amended and Restated Mirant Corporation Omnibus Incentive Compensation Plan (Designated as Exhibit 10.29 on Form 10-K filed March 11, 2002)
10.31*	Form of Amended and Restated Mirant Services Supplemental Executive Retirement Plan (Designated as Exhibit 10.31 on Form 10-K filed March 11, 2002)
10.32*	Form of Mirant Corporation Change in Control Benefit Plan Determination Policy (Designated as Exhibit 10.32 on Form 10-K filed March 11, 2002)
10.33*	Change in Control Agreement with Vance N. Booker (Designated as Exhibit 10.33 on Form 8-K filed November 29, 2001).
10.45*	Amendment to Change in Control Agreement with Douglas L. Miller (Designated as Exhibit 10.45 on Form 10-K filed March 11, 2002)
10.47*	Amendment to Change in Control Agreement with Vance N. Booker (Designated as Exhibit 10.47 on Form 10-K filed March 11, 2002)
10.55*	Form of Amended and Restated Mirant Corporation Deferred Compensation Plan for Directors and Select Employees (Designated as Exhibit 10.55 on Form 10-K filed March 11, 2002)
10.56*	First Amendment to Mirant Corporation Deferred Compensation Plan for Directors and Select Employees (Designated as Exhibit 10.56 on Form 10-K filed March 11, 2002)
10.57*	Form of Mirant Services Supplemental Benefit Plan (Designated as Exhibit 10.57 on Form 10-K filed March 11, 2002)
10.58*	First Amendment to the Mirant Services Supplement Benefit Plan (Designated as Exhibit 10.58 on Form 10-K filed March 11, 2002)
10.59*	Form of Mirant Services Supplemental Compensation Plan (Designated as Exhibit 10.59 on Form 10-K filed March 11, 2002)
10.60*	First Amendment to the Mirant Services Supplemental Compensation Plan (Designated as Exhibit 10.60 on Form 10-K filed March 11, 2002)
10.61*	Form of First Amendment to the Amended and Restated Mirant Services Supplemental Executive Retirement Plan (Designated as Exhibit 10.61 on Form 10-K filed March 11, 2002)
10.62*	Form of Second Amendment to the Amended and Restated Mirant Services Supplemental Executive Retirement Plan (Designated as Exhibit 10.62 on Form 10-K filed March 11, 2002)
10.63*	Employment Agreement with Douglas L. Miller (Designated as Exhibit 10.63 on Form 10-K filed March 11, 2002)
10.67*	Mirant Corporation—Four Year Credit Agreement (Designated as Exhibit 10.67 on Form 8-K filed February 12, 2003)
10.68*	Mirant Corporation—364-Day Credit Facility (Designated as Exhibit 10.68 on Form 8-K filed February 12, 2003)
10.69*	Mirant Corporation—Facility C Credit Agreement (Designated as Exhibit 10.69 on Form 8-K filed February 12, 2003)
10.70*	Mirant Americas Generation, LLC—Facility B Credit Agreement (Designated as Exhibit 10.70 on Form 8-K filed February 12, 2003)
10.71*	Mirant Americas Generation, LLC—Facility C Credit Agreement (Designated as Exhibit 10.71 on Form 8-K filed February 12, 2003)

10.72*	Second Amendment to the Mirant Services Supplemental Benefit Plan (Designated as Exhibit 10.72 on Form 10-K filed April 29, 2003)
10.73	Mirant Services Employee Savings Plan (as amended and restated effective January 1, 2004)
10.74	Mirant Services Bargaining Unit Employee Savings Plan (as amended and restated effective January 1, 2004)
10.75	First Amendment to the Amended and Restated Mirant Services Employee Savings Plan
10.76	First Amendment to the Amended and Restated Mirant Services Bargaining Unit Employee Savings Plan
10.83*	Employment Agreement with Daniel Streek (Designated as Exhibit 10.83 on Form 10-K filed April 29, 2003)
10.84*	Second Amendment to the Mirant Services Supplemental Compensation Plan (Designated as Exhibit 10.84 on Form 10-K filed April 29, 2003)
10.85*	Employment Agreement with Harvey A. Wagner (Designated as Exhibit 10.85 on Form 10-Q filed October 27, 2003)
10.86*	Third Amendment to the Amended and Restated Mirant Services Supplemental Executive Retirement Plan (Designated as Exhibit 10.86 on Form 10-Q filed October 27, 2003)
10.87*	Second Amendment to the Mirant Corporation Deferred Compensation Plan for Directors and Select Employees (Designated as Exhibit 10.87 on Form 10-Q filed October 27, 2003)
10.88*	Debtor-In-Possession Credit Agreement (Designated as Exhibit 10.88 on Form 10-Q filed December 19, 2003)
10.89*	Employment Agreement with Curt Morgan (Designated as Exhibit 10.89 on Form 10-Q filed December 19, 2003)
10.90*	Employment Agreement with John Ragan (Designated as Exhibit 10.90 on Form 10-Q filed December 19, 2003)
16.1*	Arthur Andersen LLP letter to the Securities and Exchange Commission dated May 15, 2002 (designated as Exhibit 16.1 on Form 8-K filed May 15, 2002)
21.1	Subsidiaries of Registrant
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*
Asterisk indicates exhibits incorporated by reference.

(b)
Reports on Form 8-K

        During the quarter ended December 31, 2003, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2004.

MIRANT CORPORATION
By:	/s/ S. MARCE FULLER S. Marce Fuller President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 16, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title
* A. W. Dahlberg	Chairman of the Board
/s/ S. MARCE FULLER S. Marce Fuller	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ HARVEY A. WAGNER Harvey A. Wagner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DAN STREEK Dan Streek	Vice President and Controller (Principal Accounting Officer)
* A. D. Correll	Director
* Stuart E. Eizenstat	Director
* David J. Lesar	Director
* James F. McDonald	Director
* Ray M. Robinson	Director
* Robert F. McCullough	Director

*
By attorney-in-fact.

QuickLinks

TABLE OF CONTENTS
DEFINITIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession)
Independent Auditors' Report
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONSOLIDATED STATEMENTS OF OPERATIONS
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONSOLIDATED BALANCE SHEETS
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONSOLIDATED STATEMENTS OF CASH FLOWS
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES