Form 10-Q
period 2004-03-31
MIRANT CORP
filed 2004-06-04
CIK 1010775

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Corporation
(Exact name of registrant as specified in its charter)

Delaware	001-16107	58-2056305
(State or other jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia (Address of Principal Executive Offices) (678) 579-5000 (Registrant's Telephone Number, Including Area Code)		30338 (Zip Code) www.mirant.com (Web Page)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). ☒Yes ☐ No

        The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at May 27, 2004 was 405,468,084.

DEFINITIONS

TERM	MEANING
Chapter 11	Chapter 11 of the Bankruptcy Code
Bankruptcy Code	United States Bankruptcy Code
IRS	Internal Revenue Service
MMBtu	Million British thermal unit
MW	Megawatts
MWh	Megawatt-hour
Mirant Americas Generation	Mirant Americas Generation, LLC
Mirant California	Mirant California, LLC
Mirant Mid-Atlantic	Mirant Mid-Atlantic, LLC
Mirant New England	Mirant New England, Inc.
Mirant New York	Mirant New York, Inc. and Mirant New York Investments, Inc., collectively
Mirant Peaker	Mirant Peaker, LLC
Mirant Potomac River	Mirant Potomac River, LLC
Mirant Zeeland	Mirant Zeeland, LLC
West Georgia	West Georgia Generating Company, LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

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

  •
  deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us; and

  •
  the disposition of the pending litigation described in this Form 10-Q as well as the Company's Form 10-K for the year ended December 31, 2003.

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

Factors that Could Affect Future Performance

        In addition to the discussion of certain risks in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Mirant's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations and cash flows) are set forth in the Company's 2003 Annual Report on Form 10-K.

MIRANT CORPORATION AND SUBSIDIARIES

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in millions, except per share data)
Operating Revenues:
Generation	$1,029	$1,323
Integrated utilities and distribution	137	129
Net trading revenue	18	46

Total operating revenues	1,184	1,498
Cost of fuel, electricity and other products	733	978

Gross Margin	451	520

Operating Expenses:
Operations and maintenance	247	249
Depreciation and amortization	80	87
Other impairment losses and restructuring charges	2	12
Gain on sales of assets, net	(16)	(1)

Total operating expenses	313	347

Operating Income	138	173

Other (Expense) Income, net:
Interest expense	(33)	(143)
Equity in income of affiliates	6	7
Interest income	3	9
Other, net	(3)	5

Total other expense, net	(27)	(122)

Income From Continuing Operations Before Reorganization Items, Income Taxes and Minority Interest	111	51
Reorganization items, net	57	—
Provision for income taxes	19	21
Minority interest	5	15

Income From Continuing Operations	30	15

Loss from Discontinued Operations, net of taxes of $1 in 2003	—	(15)

Income Before Cumulative Effect of Changes in Accounting Principles	30	—

Cumulative Effect of Changes in Accounting Principles, net of taxes of $1 in 2003	—	(28)

Net Income (Loss)	$30	$(28)

Earnings (Loss) Per Share:
Basic and Diluted:
From continuing operations	$0.07	$0.04
From discontinued operations	—	(0.04)
From cumulative effect of changes in accounting principles	—	(0.07)

Net income (loss)	$0.07	$(0.07)

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2004	At December 31, 2003
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,574	$1,627
Funds on deposit	133	112
Receivables, net	1,219	1,319
Price risk management assets	131	104
Inventories	258	288
Other	352	350

Total current assets	3,667	3,800

Property, Plant and Equipment, net	6,661	6,767

Noncurrent Assets:
Goodwill	587	587
Other intangible assets, net	289	293
Investments	284	267
Price risk management assets	125	135
Other	470	282

Total noncurrent assets	1,755	1,564

Total assets	$12,083	$12,131

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short-term debt	$29	$28
Current portion of long-term debt	286	256
Accounts payable and accrued liabilities	692	698
Price risk management liabilities	201	151
Transition power agreements and other obligations	244	353
Other	232	215

Total current liabilities	1,684	1,701

Noncurrent Liabilities:
Long-term debt	1,197	1,282
Price risk management liabilities	107	96
Transition power agreements and other obligations	18	54
Other	728	568

Total noncurrent liabilities	2,050	2,000

Liabilities Subject to Compromise	8,979	9,084
Minority Interest in Subsidiary Companies	153	169
Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value, per share		4	4
Authorized	—2,000,000,000 shares
Issued	—March 31, 2004: 405,568,084 shares
	—December 31, 2003: 405,568,084 shares
Treasury	—March 31, 2004: 100,000 shares
	—December 31, 2003: 100,000 shares
Additional paid-in capital		4,918	4,918
Accumulated deficit		(5,649)	(5,679)
Accumulated other comprehensive loss		(54)	(64)
Treasury stock, at cost		(2)	(2)

Total stockholders' deficit		(783)	(823)

Total liabilities and stockholders' deficit		$12,083	$12,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	(in millions)
Balance, December 31, 2003	$4	$4,918	$(5,679)	$(64)	$(2)
Net income			30
Other comprehensive income				10

Balance, March 31, 2004	$4	$4,918	$(5,649)	$(54)	$(2)

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net Income (Loss)	$30	$(28)
Other comprehensive income (loss), net of tax, beginning of period
Net change in fair value of derivative hedging instruments net of tax of $1 in 2003	—	(1)
Reclassification of derivative net gains to earnings net of tax of $1 in 2003	—	6
Cumulative translation adjustment	5	(14)
Unrealized gains on TIERS investments	5	1
Other	—	(4)

Other comprehensive income (loss), net of tax	10	(12)

Total Comprehensive Income (Loss)	$40	$(40)

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$30	$(28)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of affiliates	(6)	(7)
Non-cash charges for reorganization items	42	—
Cumulative effect of changes in accounting principles	—	28
Dividends received from equity investments	5	5
Depreciation and amortization	82	92
Amortization of obligations under energy delivery and purchase commitments	(116)	(132)
Restructuring charges	—	(2)
Energy marketing and risk management activities, net	(34)	(27)
Deferred income taxes	14	60
Gain on sales of assets	(16)	21
Minority interest	6	9
Other, net	15	26
Changes in operating assets and liabilities, excluding effects from acquisitions:
Receivables, net	17	(932)
Other current assets	9	(151)
Other assets	26	18
Accounts payable and accrued liabilities	(109)	924
Taxes accrued	14	(110)
Other current liabilities	(9)	(32)
Other liabilities	(15)	—

Total adjustments	(75)	(210)

Net cash used in operating activities	(45)	(238)

Cash Flows from Investing Activities:
Capital expenditures	(27)	(273)
Cash paid for acquisitions	(21)	(31)
Issuance of notes receivable	—	(27)
Repayments on notes receivable	—	54
Proceeds from the sales of assets	—	270
Cash paid related to disposition	(12)	—

Net cash used in investing activities	(60)	(7)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	102	35
Repayment of long-term debt	(86)	(190)
Capital contributions from minority interest owners	—	1
Payment of dividends to minority interests	(1)	(3)
Issuance of short-term debt, net	—	(4)
Purchase of TIERS Certificates	—	(51)
Change in debt service reserve fund	37	39

Net cash provided by (used in) financing activities	52	(173)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	6

Net Decrease in Cash and Cash Equivalents	(53)	(412)
Cash and Cash Equivalents, beginning of period	1,627	1,706

Cash and Cash Equivalents, end of period	$1,574	$1,294

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$35	$130
Cash paid (refunds received) for income taxes	$7	$(2)
Cash paid for reorganization items	$25	$—
Business Acquisitions:
Fair value of assets acquired	$21	$31
Less cash paid	21	31

Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

A.    Description of Business and Chapter 11 Proceedings

Overview

        Mirant Corporation (formerly Southern Energy, Inc.) and its subsidiaries (collectively, "Mirant" or the "Company") is an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern"). The Company's revenues are primarily generated through the production of electricity in the U.S., the Philippines and the Caribbean. As of March 31, 2004, Mirant owned or leased more than 17,000 MW of electric generating capacity.

        Mirant manages its business through two principal operating segments. The Company's North America segment consists of power generation and trading and marketing operations. In North America, the Company trades and markets energy commodities to manage the financial performance of its power generation business and to enter into other energy trading positions, primarily in regions where it owns generating facilities or other physical assets. The International segment includes power generation businesses in the Philippines, Curacao and Trinidad and Tobago, and integrated utilities in the Bahamas and Jamaica. In the Philippines, over 80% of Mirant's generation output is sold under long-term contracts. The Company's operations in the Caribbean include fully integrated electric utilities, which generate, distribute and sell power to residential, commercial and industrial customers.

Proceedings under Chapter 11 of the Bankruptcy Code

        On July 14, 2003 and July 15, 2003 ("Petition Date"), Mirant and 74 of its wholly-owned subsidiaries in the United States (collectively, the "Original Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"). On August 18, 2003, October 3, 2003 and November 18, 2003, four additional wholly-owned subsidiaries and four affiliates of Mirant commenced Chapter 11 cases under the Bankruptcy Code (together with the Original Debtors, the "Mirant Debtors"). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

        Additionally, on the Petition Date, certain of Mirant's Canadian subsidiaries, Mirant Canada Energy Marketing, Ltd. and Mirant Canada Marketing Investments, Inc., filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada ("CCAA"), which, like Chapter 11, allows for reorganization under the protection of the court system. These Canadian subsidiaries emerged from creditor protection on May 21, 2004. The accounting for their emergence will be reflected in the financial results for the three months ended June 30, 2004 and is not expected to have a material impact on the Company's operating results.

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

        Under the Bankruptcy Code, the Mirant Debtors also have the right to assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. The Mirant Debtors continue to evaluate their executory contracts in order to determine which contracts will be assumed, assigned, or rejected. For those contracts with an effective rejection date or amendment during the three months ended March 31, 2004, the Company recorded estimated damage claims as a component of reorganization expense of $42 million in its unaudited condensed consolidated statement of operations and a liability subject to compromise on its unaudited condensed consolidated balance sheet.

        At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors, or if and when, some or all of the Mirant Debtors may emerge from Chapter 11. The prospects for the future results depend on the timely and successful development, confirmation and implementation of a plan of reorganization. There can be no assurance that a successful plan or plans of reorganization will be proposed by the Mirant Debtors, supported by Mirant Debtors' creditors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The rights and claims of various creditors and security holders will be determined by the applicable plans as well. Under the priority scheme established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before equity security holders are entitled to any distributions. The ultimate recovery to creditors and equity security holders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies, and it is possible that the equity interests in Mirant and the other Mirant Debtors, or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Whether or not a plan or plans of reorganization are approved, it is possible that the assets of any one or more of the Mirant Debtors may be liquidated.

B.    Accounting and Reporting Policies

Basis of Presentation

        The accompanying condensed consolidated financial statements (unaudited) of Mirant and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

        The financial statements include the accounts of Mirant and its wholly-owned, as well as controlled, majority-owned subsidiaries and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method. Majority or jointly owned affiliates, which Mirant does not control, are also accounted for using the equity method of accounting.

        Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Accounting for Reorganization

        The accompanying unaudited condensed consolidated financial statements of Mirant have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Mirant's unaudited condensed consolidated financial statements do not reflect adjustments that might be required if Mirant (or each of the Mirant Debtors) is unable to continue as a going concern.

        Unaudited condensed combined financial statements of the Mirant Debtors and Non-Debtors are set forth below. Mirant Debtors include all entities that filed for protection from creditors in 2003. Non-Debtors include the Company's businesses in the Caribbean and Philippines that are generally not affected by the bankruptcy filings.

Unaudited Condensed Combined Statement of Operations Data
For the Three Months ended March 31, 2004
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$934	$250	$—	$1,184
Cost of fuel, electricity and other products	666	67	—	733
Operating expenses	211	102	—	313
Operating income	57	81	—	138
Other expense (income) net	(11)	17	21	27
Reorganization items, net	56	1*	—	57
(Benefit) provision for income taxes	(18)	37	—	19
Minority interest	—	5	—	5
Income (loss) from continuing operations	30	21	(21)	30

Net income (loss)	$30	$21	$(21)	$30

*
Represents corporate reorganization expenses allocated to international subsidiaries

Unaudited Condensed Combined Balance Sheet Data
March 31, 2004
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current assets	$2,763	$906	$(2)	$3,667
Intercompany receivables	677	686	(1,363)	—
Property, plant and equipment, net	4,320	2,341	—	6,661
Intangible assets, net	277	599	—	876
Other investments	2,442	212	(2,370)	284
Other	229	366	—	595

Total assets	$10,708	$5,110	$(3,735)	$12,083

Liabilities not subject to compromise:
Current liabilities	$1,174	$511	$(1)	$1,684
Intercompany payables	369	671	(1,040)	—
Other noncurrent liabilities	456	397	—	853
Long-term debt	190	1,007	—	1,197
Liabilities subject to compromise	9,302	—	(323)	8,979
Minority interest	—	153	—	153
Stockholders' (deficit) equity	(783)	2,371	(2,371)	(783)

Total liabilities and stockholders' (deficit) equity	$10,708	$5,110	$(3,735)	$12,083

Unaudited Condensed Combined Statement of Cash Flows Data
For Three Months Ended March 31, 2004
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Net cash provided by (used in):
Operating activities	$(219)	$94	$80	$(45)
Investing activities	(31)	(30)	1	(60)
Financing activities	178	(45)	(81)	52

Net (decrease) increase in cash and cash equivalents	(72)	19	—	(53)

Cash and cash equivalents, beginning of period	1,112	515	—	1,627

Cash and cash equivalents, end of period	$1,040	$534	$—	$1,574

Cash paid for reorganization items	$25	$—	$—	$25

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus "Liabilities Subject to Compromise."

        Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date as specified above. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or potential pre-petition date claims that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. The fair value of the Mirant Debtors assets may be lower than their liabilities. This could result in liabilities being settled at less than 100% of their face value and the equity of Mirant's stockholders being diluted or eliminated entirely.

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

        The amounts subject to compromise at March 31, 2004, consisted of the following items (in millions):

Items, absent the bankruptcy filings, that would have been considered current at March 31, 2004:
Accounts payable and accrued liabilities	$1,022
Current portion of long-term debt	2,498
Price risk management liabilities	91
Items, absent the bankruptcy filings, that would have been considered noncurrent at March 31, 2004:
Long-term debt	4,426
Price risk management liabilities	539
Note payable to Mirant Trust I	356
Other noncurrent liabilities	47

Total	$8,979

        Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through March 31, 2004 is approximately $358 million.

        Accounts payable and accrued liabilities above are net of approximately $169 million of pre-petition accounts receivable due from counterparties with which the Mirant Debtors have a netting agreement.

Mirant's Atlanta Headquarters Capital Lease

        Included in liabilities subject to compromise on the Company's consolidated balance sheet as of December 31, 2003 was the capital lease obligation related to Mirant's Atlanta headquarters. As of December 31, 2003, the remaining obligations under this lease totaled $57 million with a term expiring in May 2015. On January 28, 2004, the Bankruptcy Court approved the amended lease agreement for Mirant's Atlanta Headquarters to reduce its space commitments to approximately 216,000 square feet and to reduce the term of the lease to three years. The amended lease is accounted for as an operating lease. The Company recorded the estimated damage claim of $16 million and the gain on the lease amendment of $11 million in reorganization items, net, in the unaudited condensed consolidated statement of income. In the three months ended March 31, 2004 the net reorganization expense recognized related to the lease amendment was approximately $5 million.

Interest Expense

        The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $123 million for the three months ended March 31, 2004.

Reorganization Items

        Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. For the three months ended March 31, 2004, the following were the significant items within this category (in millions):

Estimated damage claims	$42
Professional fees and administrative expense	23
Gain on lease amendment	(11)
Other	3

Total	$57

Professional fees and administrative expense relate to legal, accounting and other professional costs directly associated with the reorganization process. Approximately $7 million of the professional fees and administrative expense for the three months ended March 31, 2004 relates to advisors of the Statutory Committees.

Cumulative Effect of Changes in Accounting Principles

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

New Accounting Standards

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 ("FIN 46R"). FIN 46R addresses the consolidation by business enterprises of variable interest entities ("VIEs"), as defined in the Interpretation. FIN 46R expands existing accounting guidance regarding when a company should consolidate in its financial statements the assets, liabilities and activities in another entity. The consolidation requirements applied immediately to Special Purpose Entities ("SPEs") in 2003 and for all other VIEs no later than the end of the first reporting period ending after March 15, 2004. At December 31, 2003, the Company deconsolidated Mirant Trust I, an SPE, and began accounting for its interest in Mirant Trust I on the equity method of accounting pursuant to FIN 46R.

        As of March 31, 2004, the Company applied the consolidation requirements of FIN 46R to all interests it has in non-SPE VIEs. The effect of the Company's adoption of FIN 46R with respect to these VIEs was not material to the Company's consolidated results of operations, cash flows or financial position.

        The Company has held a minority equity interest in a non-consolidated VIE since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and has total assets of approximately $110 million at March 31, 2004. The Company believes that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company's carrying value of its investment in the VIE at March 31, 2004 of approximately $54 million.

        On November 5, 2003, the FASB made certain revisions to the implementation guidance contained in DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." DIG Issue C15 describes the criteria that permit power purchase or sale agreements to qualify for the normal purchases and normal sales exception. The revisions are effective on the first day of the first fiscal quarter beginning after November 10, 2003. Mirant's adoption of DIG Issue C15 on January 1, 2004 had no impact on its consolidated results of operations, cash flows or financial position.

Stock-Based Compensation

        Mirant accounts for its stock-based employee compensation plans under the intrinsic-value method of accounting for recognition, but discloses pro forma fair value information. Under this method, compensation expense for employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income or loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data).

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$30	$(28)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(4)

Pro forma net income (loss)	$26	$(32)

Income (loss) per share:
Basic as reported	$0.07	$(0.07)

Basic pro forma	$0.07	$(0.08)

Diluted as reported	$0.07	$(0.07)

Diluted pro forma	$0.07	$(0.08)

C.    Price Risk Management Assets and Liabilities

        The fair values of Mirant's price risk management assets and liabilities, net of credit reserves, as of March 31, 2004 are included in the following table (in millions).

	Assets	Liabilities
Electricity	$149	$229
Natural gas	82	72
Crude oil	19	2
Other	6	5

Total	$256	$308

        The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2004, was 1.1 years. The net notional amount of the price risk management assets and liabilities at March 31, 2004, was a net short position of approximately 9 million equivalent MWh.

        The following table represents the net fair value of Mirant's price risk management assets and liabilities by portfolio, net of credit reserves, as of March 31, 2004 (in millions).

Optimization	$24
Asset management	(47)
Legacy portfolio	(29)

Total	$(52)

D.    Dispositions and Acquisitions

        The following developments occurred during the three months ended March 31, 2004.

Sual project

        The Sual project shareholder agreement grants minority shareholders put option rights such that they can require Mirant Asia-Pacific Limited and/or certain of its subsidiaries to purchase the minority shareholders' interests in the project. In February 2004, a minority shareholder of the Sual project served notice to exercise its put option pursuant to the Sual project shareholder agreement. In March 2004, Mirant paid approximately $21 million to acquire this additional 2.94% ownership interest in the Sual project. The remaining minority interest subject to the Sual put agreement is 5.15%.

Mirant Canada operations

        In March 2004, Mirant closed on agreements to dispose of its Canadian natural gas transportation contracts and certain natural gas marketing contracts. As part of the sale agreements, Mirant paid approximately $12 million to have a third party assume these contracts and released $28 million in liabilities related to such contracts. The resulting $16 million gain is reflected in gain on sales of assets in the accompanying unaudited condensed consolidated statements of operations.

E.    Goodwill and Other Intangible Assets

Goodwill

        The Company's goodwill balance relates to its International operating segment. There were no changes in goodwill for the three months ended March 31, 2004 or 2003.

Other Intangible Assets

        Following is a summary of intangible assets as of March 31, 2004 and December 31, 2003 (in millions):

		March 31, 2004		December 31, 2003
	Weighted Average Amortization Lives
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	26 years	$62	$(36)	$62	$(35)
Development rights	38 years	137	(25)	137	(24)
Emission allowances	32 years	131	(12)	131	(12)
Other intangibles	18 years	40	(8)	40	(6)

Total other intangible assets		$370	$(81)	$370	$(77)

F.     Restructuring Charges and Impairment Losses

        Components of the restructuring charges and impairment losses for the three months ending March 31, 2004 and 2003 are as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Impairment losses	$—	$5
Restructuring charges:
Costs to cancel equipment orders and service agreements per contract terms	—	2
Severance of employees and other employee termination-related charges	2	5

Total restructuring charges	2	7

Total impairment losses and restructuring charges	$2	$12

        During the three months ended March 31, 2004, Mirant terminated approximately 170 employees as part of its restructuring activities and recognized $2 million of restructuring costs associated with workforce reductions. Approximately 160 of the employees terminated were part of international operations and the related expense was recognized in December 2003.

        During the three months ended March 31, 2003, Mirant terminated approximately 77 employees as part of its restructuring activities and recognized $5 million of restructuring costs associated with workforce reductions.

        Following is a summary of the liability for accrued restructuring charges as of March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$19	$9
Provision	2	5
Reversal	—	(4)
Cash payments	(14)	(7)

Balance, end of period	$7	$3

G.    Debt

Debtor-in-Possession Financing

        On November 5, 2003 certain of the Mirant Debtors (the "DIP Borrowers") entered into the Debtor in Possession Facility ("DIP Facility"), a two-year debtor-in-possession credit facility providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of $500 million or the then existing "borrowing base." The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that serve as collateral for the DIP Facility. The initial borrowing base was $777 million. However, upon the occurrence of certain triggering events, including an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers.

        Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative and restrictive covenants, reporting requirements, restrictive and, subject to usage, financial covenants as described in "Management's Discussion and Analysis—Financial Condition—Liquidity and Capital Resources" in the Company's 2003 Annual Report on Form 10-K. The Company was in compliance with the aforementioned DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of and for the period ended March 31, 2004. On June 1, 2004, the DIP Borrowers and the required lenders under the DIP Facility replaced the Value at Risk covenant therein with a $10 million limit on optimization activities, restrictions on transactions with respect to the legacy portfolio and additional reporting requirements with respect to the Company's legacy and optimization activities. In addition, the required lenders waived an unrelated breach of a representation with respect to a non-debtor entity.

Jamaica Public Service Company Credit Facilities

        In February 2004, Jamaica Public Service Company Limited, in which Mirant has an 80% ownership interest, entered into a US$30 million, 7-year amortizing credit facility ("2004 RBTT credit facility") with RBTT Merchant Bank Limited. The proceeds from this facility were used to finance the Bogue construction project completed in 2003. The loans are non-recourse to Mirant Corporation. The loan agreements contain a number of covenants, including (i) restrictions on change of control; (ii) restrictions on the issuance or purchase of borrower's shares; (iii) limitations on transactions with affiliates; (iv) limitations on the incurrence of new debt; and (v) limitations on dividends.

        Jamaica Public Service Company Limited is also party to a US$30 million, 7-year amortizing credit facility with RBTT Merchant Bank Limited ("2003 RBTT credit facility") and a US$45 million, 12-year amortized credit facility ("IFC credit facility") with International Finance Corporation ("IFC"). In connection with the 2004 RBTT, 2003 RBTT and IFC credit facilities, Jamaica Public Service Company Limited was required to obtain and register a title related to property on which the 120MW facility at Bogue is situated to facilitate registration of the lenders' mortgages. Although Jamaica Public Service Company Limited has secured title and is actively working with the lender's local attorneys to register the mortgages, it has not finalized the registration at this time, which represents a breach of the IFC credit facility and a potential breach of the 2003 RBTT credit facility. The Company's credit facilities contain cross default provisions that could be triggered if a lender chooses to give notice of an event of default. However, Jamaica Public Service Company Limited has addressed the situation with the lenders through their local legal counsel. Due to the nature of the breach and its active efforts to address it, Jamaica Public Service Company Limited does not expect the lenders to give notice of an event of default. The Company has included amounts outstanding under the 2004 RBTT, 2003 RBTT, and IFC credit facilities in the current portion of long-term debt on its condensed consolidated balance sheets at March 31, 2004 and December 31, 2003.

H.    Litigation and Other Contingencies

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

        As debtors-in-possession, the Mirant Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnities of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors' ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the business of the Mirant Debtors or outstanding legal proceedings.

California and Western Power Markets

        The Company is subject to litigation related to its activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits and complaints have been filed by the California attorney general, the California Public Utility Commission ("CPUC"), the California Electricity Oversight Board ("EOB") and various states' rate payers in state and federal courts and with the FERC. Most of the plaintiffs in the rate payer suits seek to represent a state-wide class of retail rate payers. In addition, civil and criminal investigations have been initiated by the United States Department of Justice ("DOJ"), the

General Accounting Office, the FERC and various states' attorneys general. These matters involve claims that the Company engaged in unlawful business practices and generally seek unspecified amounts of restitution and penalties, although the damages alleged to have been incurred in some of the suits are in the billions of dollars. One of the suits brought by the California Attorney General seeks an order requiring the Company to divest its California plants. In addition, the Company is subject to the proceedings described below in California Receivables, FERC Show Cause Proceeding Relating to Trading Practices, FERC Investigation Relating to Bidding, and DWR Power Purchases relating to its operations in California and the western power markets. The Company made a provision of approximately $319 million for losses related to the Company's operations in California and the western power markets during 2000 and 2001. Resolution of these matters is subject to resolution of the ongoing litigation for the matters pending in courts and for those matters pending at the FERC to the issuance of final decisions by the FERC.

        California Receivables:    In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the California Power Exchange Corporation ("PX") and California Independent System Operator ("CAISO") for certain power purchases, including purchases from Mirant. Both the PX and PG&E filed for bankruptcy protection in 2001. As of March 31, 2004, the Company has outstanding receivables for power sales made in 2000 and 2001 in California totaling $350 million. The Company does not expect payments to be received for these sales until the FERC issues final rulings regarding the related matters discussed in the next paragraph.

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

        On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded that the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to increase the refunds owed by Mirant and therefore to reduce the net amount that would remain owed to Mirant from the CAISO and PX after taking into account any refunds. Based solely on the staff's formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant by the CAISO and PX to approximately $49 million. The FERC indicated that it would allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant has filed information with the FERC indicating that its actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which, if accepted, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant, although the amount of such potential decrease that will be accepted by the FERC and the resulting net amount owed to Mirant cannot at this time be determined. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant estimates that the effect of the October 16, 2003 order will be to decrease the refunds owed by Mirant, and therefore to increase the net amounts owed to Mirant, by $27 million. On May 12, 2004, the FERC issued an order on rehearing of the October 16, 2003 order that further modified how certain power sales made to the CAISO are to be treated and that may reduce significantly the potential benefit to Mirant of the October 16, 2003 order. In its May 12, 2004 order the FERC also further refined the methodology to be used to determine the costs of gas that a generator can recover where it can demonstrate that it paid a higher price for gas than the proxy price for gas previously adopted by the FERC in its March 23, 2003 order, and those changes may have the effect of reducing the costs that Mirant is able to recover. Mirant is unable at this time to quantify further the impact of the May 12, 2004 order.

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

        In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In the proceeding, the California parties (consisting of the California Attorney General, the CPUC and the EOB) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant Americas Energy Marketing totaled approximately $90 million. If Mirant Americas Energy Marketing were required to refund such amounts, other subsidiaries of the Company could be required to refund amounts previously received pursuant to sales made on their behalf by Mirant Americas Energy Marketing during the refund periods. In addition, the Company's subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.

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

        The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ's decision, it will be required to refund amounts collected in excess of those rates for the period from June 1, 1999. For the Potrero plant the period for which such refunds would be owed would run through December 31, 2001, for Mirant's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through December 31, 2003. Amounts collected in excess of those rates and other significantly smaller amounts collected under the RMR tariffs that are also subject to refund due to other issues pending at the FERC totaled $293 million, of which $288 million is included in liabilities subject to compromise and $5 million is deferred and included in accounts payable in the accompanying consolidated balance sheet as of March 31, 2004 and December 31, 2003. In addition, the Company records accrued interest on such amounts, which amounted to $42 million and is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively. If resolution of the proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it may result in the Company's subsidiaries that are subject to the RMR agreements disposing of one or more of the generating facilities owned by such subsidiaries.

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

        In November 2002, the plaintiffs filed an amended complaint that added as defendants Southern Company, the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act of 1933, alleging that the registration statement and prospectus for the initial public offering of Mirant's stock misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company's California business activities but allowed the case to proceed on the plaintiffs' other claims. This action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. The Bankruptcy Court has modified the stay to allow the plaintiffs to proceed with discovery of documentary materials from Mirant and the other defendants.

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

Shareholder Derivative Litigation

        Four purported shareholders' derivative suits have been filed against Mirant, its directors and certain officers of the Company. Two of those suits have been consolidated. These lawsuits allege the directors breached their fiduciary duty by allowing the Company to engage in alleged unlawful or improper practices in the California energy markets in 2000 and 2001. The Company practices alleged in these lawsuits largely mirror those alleged with respect to the Company's activities in California in the shareholder litigation discussed above. One suit also alleges that the defendant officers engaged in insider trading. The complaints seek unspecified damages on behalf of the Company, including attorneys' fees, costs and expenses and punitive damages. These actions are stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. On December 8, 2003, the court in the Cichocki suit took notice of the Bankruptcy Court's Order dated November 19, 2003 staying the litigation and administratively closed the action.

ERISA Litigation

        On April 17, 2003 and June 3, 2003, purported class action lawsuits alleging violations of ERISA were filed in the United States District Court for the Northern District of Georgia (the "ERISA Litigation"). The ERISA Litigation names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of Mirant's 401(k) plans (the "Plans"), allege that defendants breached their duties under ERISA by, among other things, (1) concealing information from the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested prudently; (3) failing to monitor the Plans' fiduciaries; and (4) failing to engage independent fiduciaries to make judgments about the Plans' investments. The plaintiffs seek unspecified damages, injunctive relief, attorneys' fees and costs. On September 2, 2003, the District Court issued an order consolidating the two suits. On September 23, 2003, the plaintiffs filed an amended and consolidated complaint. The amended and consolidated complaint asserted similar factual allegations as the previously filed lawsuits. The consolidated action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. By agreement, however, the suit has been allowed to proceed through the filing of, and ruling by the District Court upon, motions to dismiss. On January 9, 2004, T. Rowe Price answered the amended and consolidated complaint. All other defendants filed motions on that date seeking dismissal of the plaintiffs' claims for failure to state a claim upon which relief can be granted. On February 19, 2004, the plaintiffs dismissed their claims against Southern Company without prejudice.

Mirant Americas Generation Bondholder Suit

        On June 10, 2003, certain holders of senior Mirant Americas Generation notes maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas, and Mirant Americas Generation's managers. In addition, plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The committee representing unsecured creditors of Mirant Americas Generation filed a motion in Mirant's bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court ruled that while the committee has standing to assert claims on behalf of the estate of Mirant Americas Generation, no such claims could be filed without the Bankruptcy Court's approval and no motions seeking such approval could be filed at least through April 2004. No such motion has been filed with the Bankruptcy Court since April 2004, and the Bankruptcy Court has not authorized any such litigation at this time.

Mirant Americas Generation Securities Class Action

        On June 25, 2003, Mirant received notice that on June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of

Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation's restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys' fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to Mirant Americas Generation by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants to avoid the suit impeding the ability of Mirant Americas Generation to reorganize or having a negative effect upon its assets. On December 8, 2003, the court took notice of the Bankruptcy Court's Order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed Mirant Americas Generation as a defendant, without prejudice.

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

        Department of Justice Inquiries:    In 2002 the Company was contacted by the DOJ regarding the Company's disclosure of accounting issues, energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their inquiry, and the Company intends to continue to cooperate fully with the DOJ. The DOJ has advised Mirant that it does not intend to take further action with respect to the allegations of improper destruction of electronic records.

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

        Commodity Futures Trading Commission Inquiries:    In August 2002, the Commodity Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which it considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas for the period from January 1, 1999 through the date of the subpoena. Among the documents requested were any documents previously produced to the FERC, the SEC, the DOJ, any state's Attorney General, and any federal or state grand jury. The Company has continued to receive additional requests for information from the CFTC, and it intends to continue to cooperate fully with the CFTC. In a submission to the United States District Court for the Southern District of Texas on July 16, 2003 in a proceeding not involving the Company, the CFTC identified Mirant as one of nineteen parties being investigated for potential inaccurate gas price reporting in violation of the Commodity Exchange Act. The filing made by the CFTC indicated that it had uncovered evidence showing that eighteen of the nineteen companies may have inaccurately reported gas prices to the trade publications. Mirant understands that it is one of those eighteen companies. During reviews in connection with the CFTC investigation, Mirant has become aware that some of its employees reported information to energy industry publications that was inaccurate. Because this investigation is ongoing and the data is voluminous, Mirant cannot predict what the outcome will be.

        Department of Labor Inquiries:    On August 21, 2003, the Company received a notice from the Department of Labor (the "DOL") that it was commencing an investigation pursuant to which it was undertaking to review various documents and records relating to the Mirant Services Employee Savings Plan and the Mirant Services Bargaining Unit Employee Savings Plan. The DOL has interviewed Mirant personnel regarding those plans. The Company intends to continue to cooperate fully with the DOL.

PEPCO Back-to-Back Agreement

        In connection with Mirant's acquisition of the Mirant Mid-Atlantic assets from PEPCO in 2000, PEPCO granted Mirant certain rights to purchase from PEPCO all power it received under long-term power purchase agreements with Ohio Edison Company and Panda-Brandywine L.P. ("Panda") that expire in 2005 and 2021, respectively. Mirant and PEPCO entered into a contractual arrangement (the "Back-to-Back Agreement") with respect to PEPCO's agreements with Panda and Ohio Edison under which (1) PEPCO agreed to resell to Mirant all "capacity, energy, ancillary services and other benefits" to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda or Ohio Edison for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. Under this agreement, Mirant is obligated to purchase power from PEPCO in the PJM marketplace at prices that are significantly higher than existing market prices for power. On August 28, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the Back-to-Back Agreement. The Mirant Debtors forecast that it would cost the Mirant Debtors in excess of $300 million during 2004 and 2005 if the Back-to-Back Agreement were to remain in effect. These anticipated losses, as compared to what could be obtained if market rates were applied, are even greater over the entire life of the agreement, which continues until 2021.

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

        On December 23, 2003, the federal district court in Texas denied the Mirant Debtors' motion seeking to reject the Back-to-Back Agreement. The court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC's jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC. In its December 23, 2003 order, the District Court also vacated the injunction granted by the Bankruptcy Court that restrained the FERC from acting with respect to the Back-to-Back Agreement. The Mirant Debtors have appealed that decision to the United States Court of Appeals for the Fifth Circuit, and the Mirant Debtors requested that the Court of Appeals stay the District Court's ruling while the appeal proceeded so that the injunctive relief that had been granted to the Mirant Debtors by the Bankruptcy Court would remain in effect while the appeal was pending. On January 27, 2004, the Court of Appeals denied the Mirant Debtors' request for a stay of the District Court's order. With the injunctions removed, the FERC could now act to require the Mirant Debtors to perform under any contract subject to the FERC's jurisdiction until the FERC authorizes them to do otherwise. Under the district court's ruling, the Mirant Debtors could have to obtain the FERC's approval to reject the Back-to-Back Agreement and any other contract subject to the FERC's jurisdiction that the Mirant Debtors wish to reject because of its cost. If the FERC takes action adverse to the Mirant Debtors, appeals of any such FERC ruling would likely occur in an appellate court other than the Fifth Circuit, which could cause the Fifth Circuit to be unable to grant complete relief to the Mirant Debtors in their pending appeal.

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

Environmental Liabilities

        In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emission control implications under the New Source Review regulations promulgated by the Clean Air Act of past repair and maintenance activities at the Company's Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company's ownership and lease of the plants. Mirant has responded fully to this request. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company's acquisition of the plants. If a violation is determined to have occurred after Mirant acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which may be material.

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

        On September 30, 2003, the Mirant Debtors filed a motion (the "Tax Determination Motion") with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the Bankruptcy Court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett concurrently with Mirant Bowline's acquisition of the Bowline Facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were (and are) far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York State courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion. The ruling further indicated that for any of the Tax Certiorari Proceedings in which a trial on the merits had not commenced in the New York state court before which that proceeding was pending by August 1, 2004, the Bankruptcy Court would stay that state court proceeding and address itself the tax matters at issue in that proceeding. Certain of the taxing authorities moved for leave to appeal the Bankruptcy Court's December 10, 2003 order on an interlocutory basis to the United States District Court for the Northern District of Texas. On April 30, 2004, the district court denied the motions seeking leave to appeal.

        Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the generating facilities for 2003 which fell due on September 30, 2003 and January 30, 2004 in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003 and January 30, 2004 could subject the New York Debtors to additional penalties and interest. In the Tax Determination Motion, the Mirant Debtors requested that the Bankruptcy Court permit each of the New York Debtors to apply any previous tax overpayments made on account of their generating facilities as determined by the Bankruptcy Court as requested in the Tax Determination Motion to any post-petition tax liabilities owing to the relevant local taxing authority for current tax liabilities and be entitled to a refund of any remaining overpayments. The Tax Determination Motion also requests the Bankruptcy Court to rule that any interest or penalties that may otherwise be imposed on the New York Debtors by the relevant taxing authorities for failure to timely pay taxes be disallowed or determined to be zero. On February 11, 2004, the County of Rockland, New York, filed a motion with the Bankruptcy Court requesting that it order the New York Debtors to pay all unpaid post-petition ad valorem taxes for 2003 assessed by the taxing authorities located in Rockland County and all prospective post-petition ad valorem taxes. On March 10, 2004, the Bankruptcy Court denied that motion. The various taxing authorities may seek to lift the bankruptcy stay (which arises automatically upon the filing of a bankruptcy petition and prevents creditors exercising remedies against a debtor) such that they may seek to foreclose their liens against the various generating facilities due to the failure of the applicable entities to pay their current property taxes. In the event that the motion to lift the stay were granted, each of the New York Debtors has the option to pay the unpaid taxes it owes and avoid the result of facing foreclosure of tax liens against its generating facilities.

Tax Matters

        The Company has contingent liabilities related to taxes arising in the ordinary course of business. The Company periodically assesses its contingent liabilities in connection with these matters based upon the latest information available. For those matters where it is probable that a loss has been incurred and the loss or range of loss can be reasonably estimated, a reserve is recorded on the consolidated financial statements. As additional information becomes available, the assessment and estimates of such liabilities are adjusted accordingly. With respect to other matters which are considered reasonably possible, but not probable, no accrual has been made. At this time, the Company estimates the possible loss up to $21 million.

Other Legal Matters

        The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

I.     Commitments and Contingencies

        Mirant has made firm commitments to buy materials and services in connection with its ongoing operations and has provided financial guarantees related to some of its investments.

Cash Collateral and Letters of Credit

        In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, the Company is often required to provide trade credit support to its counterparties. In addition, the Company is often required to provide trade credit support for access to the transmission grid, to participate in power pools and other operating activities. Trade credit support includes cash collateral, letters of credit, and financial guarantees. In the event of default by the

Company, the counterparty can draw on the letter of credit or apply cash collateral to satisfy the existing amounts outstanding under an open contract. Letters of credit total $512 million as of March 31, 2004, of which $484 million were issued prior to the Petition Date and the remaining $28 million were after the Petition Date. Upon expiration in 2004 and 2005, these letters of credit may be renewed or replaced with another form of credit support to the counterparty, if required, or under certain circumstances the letters of credit could be drawn down by the counterparty.

        Following is a summary of cash collateral posted and letters of credit issued as of March 31, 2004 and December 31, 2003 (in millions):

	March 31, 2004	December 31, 2003
Cash collateral posted	$360	$229
Letters of credit—energy trading and marketing	226	249
Letters of credit—other operating activities	286	331

Total	$872	$809

Contractual Obligations

        As of March 31, 2004, Mirant has the following annual commitments under various agreements as follows (in millions):

Fiscal Year Ended:	2004	2005	2006	2007	2008	Thereafter	Total
Construction related commitments	$26	$1	$—	$—	$—	$—	$27
Long-term service agreements	21	32	38	41	50	514	696
Power purchase agreements	159	212	52	52	52	677	1,204
Fuel and transportation commitments	271	286	126	126	25	2	836
Operating leases	139	154	143	144	150	2,190	2,920

Total minimum payments	$616	$685	$359	$363	$277	$3,383	$5,683

        Mirant is in the process of evaluating all of the Mirant Debtors' executory contracts in order to determine which contracts will be assumed, assigned or rejected. The Company expects to assume or reject each contract as part of the existing process with the Bankruptcy Court or in its plan of reorganization.

Construction-Related Commitments

        The Company has construction-related commitments associated with developments at its various generation facility sites. At March 31, 2004, these construction-related commitments totaled approximately $27 million. Generally these commitments may be terminated by the Company at its discretion. At March 31, 2004 the estimated cost to terminate these commitments was approximately $20 million.

Long-Term Service Agreements

        As of March 31, 2004, the total estimated commitments for long-term service agreements ("LTSAs") associated with turbines installed or in storage were approximately $696 million. These commitments are payable over the term of the respective agreements, which range from ten to twenty years. Some of these agreements have terms that allow for cancellation of the contract at mid-term. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining LTSAs would be reduced to approximately $584 million. Estimates for future commitments for the long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

        As part of the Chapter 11 process, Mirant renegotiated its LTSAs related to certain of its combustion turbine generation facilities. The new agreements provide more favorable terms, including reduced pricing and increased flexibility to modify terms based upon market conditions. Mirant anticipates that the new agreements will become effective during the three months ended June 30, 2004. Once the new agreements become effective, Mirant's commitments will decrease accordingly. Under the terms of the previous LTSAs, Mirant had prepaid future maintenance services at certain generating facilities. As part of the renegotiation of the LTSAs, Mirant forfeited its claim to these funds and any future services related to these funds. Consequently, Mirant will write-off the balance of these prepayments during the three months ending June 30, 2004. As of March 31, 2004, the balance of these prepayments was $47 million and is included in other current assets in the unaudited condensed consolidated balance sheet.

Fuel and Transportation Commitments

        In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that as of March 31, 2004, total estimated minimum commitments under this agreement were $372 million.

        In addition to the coal commitment described above, Mirant has fixed volumetric purchase commitments under fuel purchase and transportation agreements, which are in effect through 2012, totaling $464 million at March 31, 2004. Approximately $350 million of these commitments relates to an arrangement between Mirant Americas Energy Marketing and the synthetic fuel supplier whereby the synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Americas Energy Marketing's minimum coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. Since the inception of this arrangement, the synthetic fuel supplier has purchased 100% of Mirant Americas Energy Marketing's minimum coal purchase commitment thereby reducing the amount of coal required to be purchased under the contracts with the coal supplier.

Operating Leases

        Mirant Mid-Atlantic leases the Morgantown and Dickerson base load units and associated property through 2034 and 2029, respectively. As of March 31, 2004, the total notional minimum lease payments for the remaining life of the leases was approximately $2.6 billion. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million for each the three month periods ended March 31, 2004 and 2003.

        Although Mirant Mid-Atlantic continues to account for these leases as operating leases, the Company continues to evaluate its options with respect to re-characterizing such leases as financing or executory contracts in the resolution of the bankruptcy estate.

        On January 28, 2004, the Bankruptcy Court approved the amended lease agreement for Mirant's Atlanta Headquarters to reduce its space commitments to approximately 216,000 square feet and to reduce the term of the lease to three years to 2007. The amended lease is accounted for as an operating lease. As of March 31, 2004, the total notional minimum lease payments for the remaining life of the lease was approximately $13 million with remaining payments of $3 million in 2004, $4 million in 2005, $5 million in 2006 and $1 million in 2007.

        Mirant has commitments under other operating leases with various terms and expiration dates. Minimum lease payments under non-cancelable operating leases approximate $345 million at March 31, 2004. Expenses associated with these commitments totaled approximately $9 million for the three month period ended March 31, 2004.

J.     Power Purchase Agreements, Transition Power Agreements and Other Obligations

        As of March 31, 2004, the estimated commitments under the power purchase agreements ("PPAs") with PEPCO were $1.2 billion, based on the total remaining MW commitment at contractual prices. The PPAs are derivative instruments and are recorded on the unaudited condensed consolidated balance sheet in liabilities subject to compromise at fair value, with changes in fair value recorded currently in cost of fuel, electricity, and other products. As of March 31, 2004, the fair value of the PPAs was $630 million, of which $91 million would have been classified as current. The Company recognized unrealized gains of $79 million and $90 million during the three months ended March 31, 2004, and 2003, respectively, in connection with the PPAs that are recorded in cost of fuel, electricity and other products in the unaudited condensed consolidated statements of operations as of March 31, 2003 and 2004, respectively.

        As of March 31, 2004, the remaining obligation related to the Company's transition power agreements ("TPAs") with PEPCO recorded in transition power agreements and other obligations totaled $239 million, all of which is classified as current. The TPA related to load in Maryland expires in June 2004, while the TPA related to load in the District of Columbia expires in January 2005. As actual MWhs are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. The Company recorded, as an adjustment of revenues, amortization of the TPA obligation of approximately $114 million and $124 million in generation revenue in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, respectively.

        Other power sales and transportation obligations approximated $23 million at March 31, 2004, of which $5 million is classified in current transition power agreements and other obligations in the unaudited condensed consolidated balance sheet. These obligations relate primarily to acquired out-of-market gas transportation and power sales agreements. During the three months ended March 31, 2004, these obligations were reduced by approximately $28 million due to the Company's sale of its Canadian natural gas transportation contracts and certain natural gas marketing contracts.

K.    Earnings (Loss) Per Share

        Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2004 and 2003 (in millions, except per share data).

	Three Months Ended March 31,
	2004	2003
Income from continuing operations	$30	$15
Discontinued operations	—	(15)
Cumulative effect of changes in accounting principles	—	(28)

Net income (loss)	$30	$(28)

Basic:
Weighted average shares outstanding	405.5	404.0
Earnings (loss) per share from:
Continuing operations	$0.07	$0.04
Discontinued operations	—	(0.04)
Cumulative effect of changes in accounting principles	—	(0.07)

Net income (loss) per share	$0.07	$(0.07)

Diluted:
Net income (loss)	$30	$(28)

Weighted average shares outstanding	405.5	404.0
Shares due to assumed exercise of stock options	—	0.2

Adjusted shares	405.5	404.2

Earnings (loss) per share from:
Continuing operations	$0.07	$0.04
Discontinued operations	—	(0.04)
Cumulative effect of changes in accounting principles	—	(0.07)

Net income (loss) per share	$0.07	$(0.07)

        The following potential common shares were excluded from the earnings per share calculations (in millions):

	Three Months Ended March 31,
	2004	2003
Out-of-the-money options	20.5	16.9
Shares issuable upon conversion of convertible debt	59.8	58.5
Shares issuable upon conversion of convertible preferred securities	12.5	12.5

Total	92.8	87.9

L.    Segment Reporting

        The Company has two reportable segments: North America and International. The North America segment consists of the Company's interrelated power generation and commodity trading operations in the United States and Canada. The International segment includes power generation and distribution operations in the Philippines, Curacao and Trinidad and generation, transmission and distribution operations in Jamaica and the Bahamas, The Company's reportable segments are strategic businesses that are geographically separated and managed separately.

        In 2003, certain corporate costs were not allocated to a reporting segment. Beginning January 1, 2004, the Company changed its allocation methodology related to corporate overhead expenses to better reflect its operating structure. As a result, substantially all of the operating expenses are now allocated to the Company's North America and International segments. The new methodology allocates costs using several methods but is primarily based on gross margin, property, plant, and equipment balances, and labor costs. Our allocation methodology may be subject to further change during the Chapter 11 process.

Financial Data by Segment
(In Millions)

Three Months Ended March 31, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$915	$114	$—	$1,029
Integrated utilities and distribution	—	137	—	137
Net trading revenue	18	—	—	18

Total operating revenues	933	251	—	1,184
Cost of fuel, electricity and other products	667	66	—	733

Gross Margin	266	185		451
Operating Expenses:
Operations and maintenance	191	70	(14)	247
Depreciation and amortization	44	31	5	80
Other impairment losses and restructuring charges	1	—	1	2
Gain on sales of assets, net	(16)	—	—	(16)

Total operating expenses	220	101	(8)	313

Operating Income	$46	$84	$8	138

Other expense, net				27

Income From Continuing Operations
Before Reorganization Items and Income Taxes and Minority Interest				111
Reorganization items, net				57
Provision for income taxes				19
Minority interest				5

Income from Continuing Operations				$30

Total assets at March 31, 2004	$9,353	$4,932	$(2,202)	$12,083

Three Months Ended March 31, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,195	$128	$—	$1,323
Integrated utilities and distribution	—	129	—	129
Net trading revenue	46	—	—	46

Total operating revenues	1,241	257	—	1,498
Cost of fuel, electricity and other products	906	72	—	978

Gross Margin	335	185		520
Operating Expenses:
Operations and maintenance	158	54	37	249
Depreciation and amortization	51	30	6	87
Other impairment losses and restructuring charges	7	4	1	12
Gain on sales of assets, net	(1)	—	—	(1)

Total operating expenses	215	88	44	347

Operating Income (Loss)	$120	$97	$(44)	173

Other expense, net				122

Income From Continuing Operations
Before Minority Interest and Income Taxes				51
Provision for income taxes				21
Minority interest				15

Income from Continuing Operations				$15

Total assets at December 31, 2003	$9,125	$4,626	$(1,620)	$12,131

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with Mirant's unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Executive Summary

        Mirant continues to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. We continue to have the view that the U.S. electricity markets have excess generation capacity and that generation capacity is expected to exceed combined demand levels and reserve generation targets until 2007 to 2011 for most major markets. This market situation has the potential to result in continued narrow fuel to electricity conversion spreads. In this environment, customers typically transact over shorter durations and rely more heavily on spot markets to meet their energy needs, thus making it more difficult to sell our power for longer-term durations and at prices that provide a reasonable return, most notably on our gas-fired units.

        Thus far in 2004, however, higher commodity prices have resulted in higher on-peak power prices in the forward markets. As a result, the Company has entered into forward power contracts to economically hedge a significant portion of its North America generation for the remainder of 2004 and 2005. Between March 31, 2004 and May 21, 2004, the Company has posted $158 million additional cash collateral with counterparties or deposits with brokers to support these contracts.

        These forward power contracts and other derivative instruments do not currently receive cash flow hedge accounting treatment in our financial statements. As a result, these contracts are required to be reflected at fair value in our unaudited consolidated condensed balance sheets with net changes in fair values recognized in gross margin. The recognition of changes in fair values each period represent unrealized gains and losses that create volatility in our gross margin. Our unrealized gains and losses for each period reflect changes in fair value of commodity contracts not yet settled and the reversal of previously recognized gains and losses that settled in the current reporting period.

        For the three months ended March 31, 2004, our gross margin included the following unrealized gains and losses:

	Three Months Ended March 31,
	2004	2003
Unrealized gains on PPAs	$79	$90
Unrealized losses, net on asset management, optimization, and legacy	(45)	(63)

Net unrealized gross margin	34	27
Realized gross margin	417	493

Total gross margin	$451	$520

        Our financial performance during the three months ended March 31, 2004 included the following:

  •
  Our gross margin decreased by $69 million for the three months ended March 31, 2004 compared to the same period in 2003. This decrease reflects $28 million of lower net trading revenues, $10 million lower non-cash revenue related to the transition power agreement amortization, and $11 million lower unrealized gains on the fair value of long-term power purchase agreements. All other changes represented a net decrease of $20 million in gross margin for the three months ended March 31, 2004 compared to the same period in 2003.

  •
  Our interest expense decreased by $110 million for the three month period ended March 31, 2004, compared to the same period in 2003. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia, was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $123 million for the three months ended March 31, 2004.

  •
  For the three months ended March 31, 2004, we recognized net expense for reorganization items of $57 million. This amount includes $42 million in estimated damage claims on rejected or amended contracts primarily related to energy marketing contracts and the Company's lease on its Atlanta headquarters, a gain of $11 million related to the lease amendment, and $23 million in professional and administrative fees associated with the bankruptcy proceedings.

  •
  In March 2004, we completed the sale of our remaining Canadian natural gas transportation contracts and certain natural gas marketing agreements. As part of the sale agreements, we paid approximately $12 million to a third party to assume approximately $28 million of net liabilities. We recognized a gain of approximately $16 million in connection with the sale of these agreements.

  •
  In March 2004, a minority shareholder of the Sual project exercised its put option. As a result, we paid approximately $21 million to acquire an additional 2.94% ownership interest in the Sual project.

  •
  For the three months ended March 31, 2004, we used $45 million of cash in our operating activities, compared to $238 million in the same period of 2003. This was largely due to our significant working capital use of cash in 2003 when we were required to provide additional collateral to counterparties of $246 million and also return collateral to counterparties of $40 million due to our asset management and optimization positions.

Results of Operations

        The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business. Beginning January 1, 2004, we have changed our allocation methodology related to our corporate overhead expenses. As a result, substantially all of our corporate operating expenses are allocated to our North America and International segments. The new methodology allocates costs using several methods but is primarily based on gross margin, property, plant, and equipment balances, and labor costs. Our allocation methodology may be subject to further change during the Chapter 11 process.

North America

        Our North America segment consists primarily of power generation (approximately 14,000 MW of generating capacity) and energy trading and marketing activities managed as a combined business.

        The following table summarizes the operations of our North America segment for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended 31,
	2004	2003
Operating Revenues:
Generation	$915	$1,195
Net trading revenues	18	46

Total operating revenues	933	1,241
Cost of fuel, electricity and other products	667	906

Gross margin	266	335

Operating Expenses:
Operations and maintenance	191	158
Depreciation and amortization	44	51
Other impairment losses and restructuring charges	1	7
Gain on sales of assets, net	(16)	(1)

Total operating expenses	220	215

Operating income	$46	$120

        The following table summarizes the gross margin by region in total and as a percentage of total gross margin for our North America segment for the three months ended March 31, 2004 and 2003 (in millions):

	2004		2003
Mirant Americas Generation:
Northeast	$50	19%	$(27)	(8)%
Mid-Atlantic	120	45	98	29
West	44	16	43	13
Other North America generation	18	7	31	9
TPA amortization	114	43	124	37
Net trading revenue	18	7	46	14
Other, including TPA and PPA losses	(98)	(37)%	20	6%

Total	$266		$335

        Gross Margin.    Our gross margin decreased by $69 million in the three months ended March 31, 2004 compared to the same period for 2003 primarily due to the following:

  •
  Northeast operations gross margin increased $77 million in the three months ended March 31, 2004 compared to the same period in prior year. The significant change is primarily due to 2003 events that did not recur in 2004. Forced outages, transmission line problems, and an unfavorable open position in the three months ended March 31, 2003 all contributed to our 2003 negative margin position.

  •
  Mid-Atlantic operations gross margin increased $22 million in the three months ended March 31, 2004 compared to the same period in 2003. The increase resulted from an increase in prices received from the market compared to the fixed prices received under an intercompany capacity and energy agreement with our Mirant Americas Energy Marketing subsidiary in 2003. As a result of the intercompany agreement, approximately $103 million of Mid-Atlantic gross margin for the three months ended March 31, 2003 is included in other gross margin below. This agreement ended May 1, 2003. Excluding the impact of this agreement, Mid-Atlantic operations gross margin would have been lower in the three months ended March 31, 2004 compared to the same period in 2003. This is primarily due to lower market prices for power and to a 5% decrease in generation volumes in the three months ended March 31, 2004 compared to the same period in 2003. In addition, the three months ended March 31, 2004 reflects approximately $29 million in unrealized losses on power contracts for future periods. These contracts mitigate the energy price risk faced by the Mid-Atlantic operations in future periods.

  •
  West operations gross margin did not change significantly because most of our generating units were under reliability-must-run contracts in both periods. Under these contracts, revenues are based on a fixed rate of return and the units' operating costs.

  •
  Other North America generation gross margin decreased by $13 million, primarily due to mark-to-market gains on forward contracts for fuel at our Nevada facility of $11 million in the three months ended March 31, 2003.

  •
  Non-cash revenue related to the amortization of transition power agreements was $114 million, 43% of gross margin, and $124 million, 37% of gross margin, for the three months ended March 31, 2004 and 2003, respectively.

  •
  Our net trading revenues decreased by $28 from $46 million in the three months ended March 31, 2003 to $18 million in same period in 2004. Subsequent to our bankruptcy filing, we have concentrated on protecting total asset portfolio value, resizing our business and adjusting our optimization trading activities to comply with our amended Risk Management Policy, which limits the commodities we can trade and significantly reduced our VaR limits.

  •
  Other gross margin decreased by $118 million. A significant portion of this decrease is due to the inclusion in 2003 of $103 million of gross margin for the Mid-Atlantic region in this category. This was due to an intercompany fixed price capacity and energy marketing contract between our Mirant Mid-Atlantic operations and Mirant Americas Energy Marketing subsidiary. This agreement ended May 1, 2003. Other gross margin also includes our realized losses under the transition power agreements and the realized and unrealized gains and losses under the power purchase agreements with PEPCO. Unrealized gains on the PPAs with PEPCO were $79 million for the three months ended March 31, 2004 compared to $90 million for the three months ended March 31, 2003.

        Operating Expenses.    Our operating expenses increased by $5 million in the three months ended March 31, 2004 compared to the same period in 2003. The following factors were responsible for the changes in operating expenses:

  •
  Operations and maintenance expense increased by $33 million in the three months ended March 31, 2004 compared to the same period in 2003 primarily as a result of a $27 million increase in corporate overhead costs allocated to the segment. Corporate expenses allocated to the North America segment were $47 million for the three months ended March 31, 2004 compared to $20 million for the same period in 2003. The remaining increase is primarily related to temporary labor as a result of high employee attrition.

  •
  Depreciation and amortization expense decreased by $7 million in the three months ended March 31, 2004 compared to the same period in 2003. This decrease was primarily due to a lower property, plant and equipment balance after our $1,566 million impairment of long-lived assets in the fourth quarter of 2003.

  •
  Gain on sales of investments of $16 million for 2004 resulted from the sale of the remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts.

International

        Our International segment consists of power generating operations in Asia, Curacao and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. The following table summarizes the operations of our International businesses for the three months ended March 31, 2004, and 2003 (in millions):

	Three Months Ended March 31,
	2004	2003
Operating Revenues:
Generation	$114	$128
Integrated utilities and distribution	137	129

Total operating revenues	251	257

Cost of fuel, electricity and other products	66	72

Gross margin	185	185

Operating Expenses:
Operations and maintenance	70	54
Depreciation and amortization	31	30
Other impairment losses and restructuring charges	—	4

Total operating expenses	101	88

Operating income	$84	$97

        Operating Revenue:    Our operating revenues decreased by $6 million in the three months ended March 31, 2004 compared to the same period in 2003. Of this total, $3 million was due to lower nominated capacity from Pagbilao as a result of the implementation of the General Framework Agreement ("GFA"). Additionally, a reduction of $6 million was caused by assets that were no longer owned, operated or consolidated by the Company in 2004 that were included in 2003 results. These revenues reductions were offset by higher energy sales at our Caribbean integrated utilities in 2004 compared to the same period in 2003.

        Cost of fuel, electricity and other products:    The decrease of $6 million is primarily driven by lower commodity fuel prices at our Caribbean integrated utilities in 2004 compared to the same period in 2003.

        Operating Expenses.    Our operating expenses increased by $13 million in the three months ended March 31, 2004 compared to the same period in 2003.

  •
  Operations and maintenance expense increased $16 million in the three months ended March 31, 2004 compared to the same period in 2003, primarily as a result of a $9 million increase in corporate overhead costs allocated to the segment. Corporate expenses allocated to the International segment were $11 million for the three months ended March 31, 2004 compared to $2 million for the same period in 2003. The remaining increase is due to increased maintenance activity for our Jamaica operations.

  •
  Other impairment losses and restructuring charges of $4 million in the three months ended March 31, 2003 related to the severance of employees and other employee termination-related charges.

Corporate

        The following table summarizes our corporate expenses for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended March 31,
	2004	2003
Operating (credits) expenses:
Operations and maintenance	$(14)	$37
Depreciation and amortization	5	6
Other impairment losses and restructuring charges	1	1

Total operating expenses	$(8)	$44

        The corporate operating expenses for the three months ended March 31, 2004 represent the amount of billings to subsidiaries in excess of costs incurred during this period. This is a result of the use of budgeted costs to determine cost allocations to the operating segments and a one-month lag in allocations to the segment. This represents a timing difference that will be resolved through adjustments to the cost allocation rates during the remainder of 2004. The net $8 million operating expense credit is expected to be allocated to the North America and International segments in the amounts of approximately $6 million and $2 million, respectively.

Other Significant Consolidated Statements of Operations Movements

        The following table summarizes our consolidated other income and expenses for the three months ended March 31, 2004, and 2003 (in millions):

	Three Months Ended March 31,
	2004	2003
Other (Expense) Income, net:
Interest expense	$(33)	$(143)
Equity in income of affiliates	6	7
Interest income	3	9
Other, net	(3)	5

Total other (expense), net	$(27)	$(122)

Reorganization items, net	$57	$—
Provision for income tax	$19	$21
Minority interest	$5	$15
Loss from discontinued operations, net of taxes of $1	$—	$(15)
Cumulative effect of changes in accounting principles, net of tax	$—	$(28)

        Interest expense.    Interest expense decreased by $110 million for the three month period ended March 31, 2004, compared to the same period in 2003. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia, was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $123 million for the three months ended March 31, 2004.

        Reorganization items, net.    As discussed in Note B to our unaudited condensed consolidated financial statements, reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. For the three months ended March 31, 2004, this amount includes $42 million related to estimated damage claims on rejected or amended contracts, $23 million in professional and administrative fees, and an $11 million gain on the amended lease agreement.

        Provision for Income Taxes.    The unaudited condensed consolidated statements of operations for the three months ended March 31, 2004, reflect an income tax provision of $19 million. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes.

        Discontinued Operations.    The $15 million loss from discontinued operations for the three months ended March 31, 2003 reflected the financial results of the following entities that were disposed of in 2003: Mirant Europe B.V., the Neenah generating facility in Wisconsin, the Tanguisson power plant in Guam and investments held by Mirant Americas Energy Capital, LP and Mirant Canada Energy Capital.

        Cumulative Effect of Changes in Accounting Principles.    As a result of the consensus on EITF Issue 02-03, all non-derivative energy trading contracts as of January 1, 2003 that existed on October 25, 2002 have been adjusted to historical cost resulting in a cumulative effect adjustment of $25 million, net of taxes, which was recorded in the first quarter of 2003. Certain of these contracts were reclassified from price risk management liabilities to transition power agreements and other obligations on our consolidated balance sheets. We also adopted SFAS No. 143 effective January 1, 2003 and recognized an after-tax charge of $3 million associated with its implementation.

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

        During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. All intercompany transfers by such Mirant entities are recorded as intercompany loans which are secured by junior liens on the assets of the relevant borrowing group. Upon entering into the debtor-in-possession credit facility, the cash balances of the participating Mirant Debtors became subject to security interests in favor of the debtor-in-possession lenders and, upon certain conditions, such cash balances are swept into concentration accounts controlled by the debtor-in-possession lenders.

        The activities of Mirant Americas Energy Marketing require access to substantial liquidity, due in part to commitments under the PEPCO Back-to-Back agreement, collateral and settlement requirements in connection with its legacy portfolio of transactions and asset management activities for the Company's generation assets, including the generation assets of Mirant Americas Generation and Mirant Mid-Atlantic. Although Mirant Americas Energy Marketing charges Mirant Americas Generation and Mirant Mid-Atlantic a fee for collateral posted in connection with asset management activities for their benefit, cash held by Mirant Americas Generation and Mirant Mid-Atlantic is presently not fully available as a source of liquidity for Mirant Americas Energy Marketing. The primary sources of liquidity for Mirant Americas Energy Marketing are its existing cash balances, intercompany borrowings, repayments by Mirant Corporation of an existing intercompany loan, and borrowings under the DIP Facility. The Bankruptcy Court has limited intercompany borrowing by Mirant Americas Energy Marketing to $100 million and usage under the DIP Facility by Mirant Americas Energy Marketing and Mirant Corporation to $200 million. As of May 21, 2004, Mirant Americas Energy Marketing has available liquidity of approximately $432 million. Between March 31, 2004 and May 21, 2004, the Company has posted $158 million additional cash collateral with counterparties or deposits with brokers primarily to support asset management activities. In the event the Company determines it is appropriate, it will petition the Bankruptcy Court to amend the existing inter-company borrowing limits to permit Mirant Americas Energy Marketing to borrow from Mirant Americas Generation and Mirant Mid-Atlantic to fund collateral posted by Mirant Americas Energy Marketing in connection with asset management activities for their benefit.

Cash Flows

        We used $193 million less cash in our operating activities in the three months ended March 31, 2004 compared to the same period in 2003. During the three months ended March 31, 2004, working capital changes, which are reflected as changes in operating assets and liabilities, required $67 million in cash compared to $283 million of cash required by changes in working capital during the same period in 2003. This was primarily due to having cash collateral returned to us of $43 million in the three months ended March 31, 2004 compared to being required to post additional collateral to counterparties of $246 million during the three months ended March 31, 2003. In addition, in the three months ended March 31, 2004, we received $1 million of collateral from counterparties compared to returning $40 million to counterparties in the same period in 2003. In both periods, we used cash of approximately $55 million to make additional deposits with brokers due to commodity price changes. Net cash provided by operating activities excluding the effects of working capital was $22 million in the three months ended March 31, 2004 compared to cash provided by operating activities of $45 million in the same period in 2003. Our gross margin excluding unrealized gains and losses and the non-cash revenue related to the TPA amortization decreased $66 million for the three months ended March 31, 2004 to $303 million from $369 million in the same period of 2003. Changes in deferred income taxes were $14 million for the three months ended March 31, 2004 compared to $60 million for the same period in 2003. Our Chapter 11 filings also significantly impacted our cash from operations in the three months ended March 31, 2004. Our cash paid for interest for the three months ended March 31, 2004 decreased to $35 million from $130 million for the same period in 2003. However, in the three months ended March 31, 2004 we also paid $25 million for professional fees associated with the Chapter 11 filings.

        Net cash used in investing activities was $60 million for the three months ended March 31, 2004. This compares to $7 million of cash used in investing activities for the three months ended March 31, 2003. This change was largely due to proceeds from the sale of assets of $270 during the period ended March 31, 2003, offset by a decrease in capital expenditures of $246 million. During the three months ended March 31, 2004, we paid $21 million to acquire an additional interest in the Sual project after a minority shareholder exercised its put option. We also paid $12 million to a third party to exit our Canadian natural gas transportation agreements and certain natural gas marketing contracts.

        Net cash provided by financing activities was $52 million during the three months ended March 31, 2004 compared to cash used in financing activities of $173 million during the same period of 2003. This change is primarily due to $72 million of letters of credit being drawn upon by counterparties during the three months ended March 31, 2004. As a result, this $72 million increase in cash provided by financing is offset by an increase in the cash used in operations for working capital purposes as a portion was used to settle accounts payable and the remainder represents an increase to amounts on deposit with counterparties and brokers. Cash provided by financing activities in the three months ended March 31, 2004 reflects repayments of long-term debt of $86 million primarily related to our Asia operations. In the three months ended March 31, 2003, we repaid debt of $190 million and purchased $51 million of TIERS certificates.

Total Cash, Cash Equivalents and Credit Facility Availability

        The table below sets forth total cash, cash equivalents and availability under the DIP Facility of Mirant Corporation and its subsidiaries as of May 21, 2004, March 31, 2004, and December 31, 2003 (in millions):

	May 21, 2004	March 31, 2004	December 31, 2003
Cash and Cash Equivalents:
Debtors:
Mirant Corporation	$210	$428	$467
Mirant Americas Generation (1)	124	119	115
Mirant Mid-Atlantic (1)	299	279	209
Mirant Americas Energy Marketing	70	37	161
Other subsidiaries	141	178	163

Total debtors cash and cash equivalents	844	1,041	1,115
Non-debtors	555	533	512

Total cash and cash equivalents	1,399	1,574	1,627
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries' debt agreements (2)	394	409	392

Total available cash and cash equivalents	1,005	1,165	1,235

Available under DIP Facility	264	272	279

Total cash, cash equivalents and credit facilities availability	$1,269	$1,437	$1,514

(1)
Since filing for protection under Chapter 11, none of the debtors have made dividends or capital contributions. As discussed above, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court.

(2)
Amounts designated as "Cash required for operating working capital or other purposes or restricted by the subsidiaries' debt agreements" are estimated amounts. In addition, as of May 21 and March 31, 2004 and December 31, 2003, such amounts include approximately $51 million, $87 million and $92 million, respectively, held by certain Canadian subsidiaries that are subject to protection under the CCAA in Canada.

Other Developments

        In August 2003, we unilaterally implemented the "Terms and Conditions of Employment" that reflect a final proposed labor agreement at our Mirant Mid-Atlantic plants in Maryland and Virginia. We formally reinitiated negotiations with the IBEW Local 1900 which represents employees at our Mirant Mid-Atlantic plants in May 2004 in an effort to reach a ratified collective bargaining agreement. If we are unsuccessful in reaching a new labor agreement, there is a risk that there could be a strike or some other form of adverse collective action by the union. If a strike does occur, there is a risk that such action could disrupt the ability of the affected plants to produce and/or distribute energy.

        In March 2004, Mirant and the Utility Workers Union of America entered into a new labor agreement for the Kendall facility located in Massachusetts. The new agreement is in effect until February 2008.

        We reached a new labor agreement with unions at our Trinidad plants in April 2004. The terms of the new agreement are effective from January 1, 2003 through December 31, 2005.

        On April 1, 2004, Mirant Kendall, LLC applied to the ISO New England to deactivate a combustion turbine and three steam generation units located in Cambridge Massachusetts due to Mirant Kendall's determination that the units do not produce sufficient revenues under current market conditions to justify their continued operation at this time. If the ISO New England determines that the deactivation of such units will have a significant effect upon the reliability or operating characteristics of the ISO New England's transmission system, then Mirant Kendall and the New England ISO must negotiate in good faith regarding a plan or agreement to avoid such adverse effect. If the parties are unable to reach agreement, or if the ISO New England determines that the units are not needed for reliability, Mirant Kendall may proceed with deactivation of the units.

        The Office of Utilities and Regulation has approved a rate case to set rates for our Jamaica operations for the five years beginning June 2004 with interim adjustments indexed to inflation and foreign exchange rate movements. The new rates will result in an average increase of between 3% to 12% for customers, depending on their rate category.

Critical Accounting Policies and Estimates

        The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management's estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. We believe that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others. We discussed the selection of and application of these accounting policies with the Audit Committee of the Board of Directors.

Accounting for Commodity Trading and Marketing Activities

        Our North America businesses use derivatives and other contracts to manage our power generation assets and to engage in optimization trading activities. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

        We classify certain derivatives or energy contracts into the following categories—optimization trading, asset management and legacy. All derivative instruments are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings except for a limited number of transactions which qualify for use of accrual accounting. Also, certain derivative contracts are entered into under master netting agreements that provide us with legal right of offset in the event of default by the counterparty and are, therefore, reported net in our consolidated balance sheets.

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

        Because we use derivatives, our financial statements—including gross margin, operating income, balance sheet ratios and cash flow—are, at times, volatile and subject to fluctuations in value due to changes in commodity prices. These fluctuations include changes in fair value of the derivative and changes to working capital due to collateral requirements to support open derivative positions. The largest of our derivative instruments is the PEPCO PPAs related to our power purchase contracts. We expect continued changes in fair value over the terms of the contracts, the longest of which extends to 2021.

Bankruptcy Claims Assessment

        Our unaudited condensed consolidated financial statements include, as liabilities subject to compromise, the pre-petition liabilities recorded on our consolidated balance sheet at the time of our bankruptcy filing with the exception of the settlements approved by the Bankruptcy Court prior to March 31, 2004. In addition, we also reflect as liabilities subject to compromise the probable claim amount relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, debt and other. The probable claims estimate included in our March 31, 2004 consolidated financial statements is approximately $142 million. These probable claims require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court's ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants' supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change, as the claims are resolved in the Bankruptcy Court.

        The following table summarizes the proofs of claim filed in our Chapter 11 case as of May 17, 2004:

	Total number of Claims	Total claims exposure (in millions)
Total claims filed	7,903	$242,558
Less:
Redundant claims	5,547	227,531
Claims with basis for objection	16	1,664

Total claims	2,340	13,363
Additional scheduled liabilities		2,174
Total claims exposure		$15,537

        The amount of the proofs of claim net of redundancies and amounts for which we have identified a basis for objection totals approximately $13.4 billion, as summarized above. This amount plus $2 billion of liabilities recorded on the consolidated balance sheet for which claims have not been filed represents the total estimate of current claims exposure against the Mirant Debtors as of May 17, 2004. Of the $15.5 billion we have approximately $9 billion recorded as liabilities subject to compromise on our unaudited condensed balance sheet as of March 31, 2004.

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

        The accounting estimates related to determining the fair value of long-lived assets requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

Goodwill and Indefinite-lived Intangible Assets

        We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill (Step I). For this test our reporting units are North America, Asia and Caribbean. The amount of the impairment charge, if impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II). We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

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

Litigation

        We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1 Legal Proceedings and Note I to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks associated with commodity prices, foreign currency exchange rates and interest rates. We are also exposed to counterparty credit risk. Prior to the Petition Date, the Mirant Debtors were also exposed to market risks associated with interest rates on debt that is now classified as liabilities subject to compromise.

Commodity Price Risk

        In connection with our power generating business in North America, we are exposed to energy commodity price risk associated with the acquisition of fuel consumed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce is also sold in the spot market. In addition, the open positions in our optimization trading, asset management, and legacy portfolio activities also expose us to changes in energy commodity prices. As a result, our financial performance in North America varies depending on changes in the prices of commodities. See "Critical Accounting Policies and Estimates" for the accounting treatment for optimization trading and asset management activities.

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

        Energy contracts required to be reflected at fair value are presented as price risk management assets and liabilities in the accompanying consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. The fair value of the PEPCO Back-to Back agreements related to our power purchase contracts which we account for as derivatives are included in liabilities subject to compromise on the accompanying consolidated balance sheet as of March 31, 2004 and December 31, 2003 due to attempts to reject the agreements that are still in litigation.

        The volumetric weighted average maturity, or weighted average tenor, of the North American portfolio at March 31, 2004 was 1.1 years. The net notional amount of the price risk management assets and liabilities at March 31, 2004 was a net short position of approximately 9 million equivalent MWhs.

        The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts during the three months ended March 31, 2004 (in millions).

	Optimization	Asset Management	Legacy	Total
Net fair value of portfolio at December 31, 2003	$30	$16	$(54)	$(8)
(Losses) gains recognized in the period, net	—	(76)	2	(74)
Contracts settled during the period, net	(8)	13	23	28
Other changes in fair value, net	2	—	—	2

Net fair value of portfolio at March 31, 2004	$24	$(47)	$(29)	$(52)

        The decrease in the net fair value of price risk management assets and liabilities related to our asset management activities relate primarily to 2004 and 2005 forward power contracts that, due to higher prices, resulted in unrealized losses for the three months ended March 31, 2004. These contracts are primarily being used to economically hedge the gross margin of our Mid-Atlantic operations.

        The fair values of our price risk management assets and liabilities, net of credit reserves, as of March 31, 2004 are included in the following table (in millions).

	Net Price Risk Management Assets/(Liabilities)
	Price Risk Management Assets Value at March 31, 2004	Price Risk Management Liabilities Value at March 31, 2004	Net Value at March 31, 2004
Electricity	$149	$229	$(80)
Natural gas	82	72	10
Crude oil	19	2	17
Other	6	5	1

Total	$256	$308	$(52)

        The following table represents the net price risk management assets and liabilities by tenor (in millions):

Net Price Risk Management Assets/(Liabilities) As of March 31, 2004
2004	$(58)
2005	(41)
2006	10
2007	10
2008	9
Thereafter	18

Net liabilities	$(52)

Value at Risk

        We continue to use VaR to summarize in dollar terms the market price risk we have and the potential loss in value of portions of our portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. The average VaR, using various assumed holding periods and a 95% confidence interval, was $2 million for the three months ended March 31, 2004 and the VaR as of March 31, 2004 was $2 million.

        Effective November 5, 2003, we amended our Risk Management Policy to prohibit the trading of certain products (e.g., natural gas liquids and pulp and paper) and to change or clarify limits related to our asset management and optimization trading. As part of this amendment, we established a new VaR limit with respect to our optimization trading activities of $7.5 million. There is now no VaR limit with respect to our asset management activities, as these activities are only allowable if they reduce the commodity price exposure of our generation assets. We manage the market risks associated with our asset management activities in conjunction with the physical generation assets that they are designed to hedge. As a result, commencing in 2004, our asset management portfolio is no longer included in our VaR calculation for purposes of compliance with our Risk Management Policy.

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

Credit Risk

        Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We monitor credit concentration risk on both an individual basis and a group counterparty basis. The table below summarizes credit exposures by rating category as of March 31, 2004 (in millions, except percentages).

Credit Rating	Exposure	Collateral Held	Net Exposure	% of Net Exposure
AA/Aa2	$24	$—	$24	11%
A/A2	100	15	85	40
BBB/Baa2	86	18	68	32
BB/Ba2 or lower	56	28	28	14
Unrated	13	—	13	6
Less credit reserves	—	—	(7)	(3)

Total	$279	$61	$211	100%

Item 4.    Controls and Procedures

        During 2002, the Company's independent auditors identified significant internal control deficiencies which collectively constituted a material internal control weakness, the most significant of which related to the Company's North American commodity trading and risk management operations. In addition to the identified material internal control weakness, we identified certain internal control deficiencies which, if mitigating controls are not effective, could result in an additional material internal control weakness. These internal control deficiencies relate to account reconciliation processes and procedures and the controls over certain complex areas of accounting for derivatives and income taxation.

        We continue to use a number of manual procedures to mitigate the aforementioned internal control weakness and identified internal control deficiencies. The current internal control solution is not an optimal correction because of the manual nature and the time required to complete the manual procedures and corrective actions. Our longer term plans to address these internal control deficiencies include system and process corrections that will enhance some of the procedures we perform manually today.

        We believe the identified internal control weakness and deficiencies were mitigated in preparing this quarterly report. Further, we believe that automated procedures would give us greater assurance that previously identified internal control weakness and deficiencies will continue to be mitigated and, as such, are working to reduce manual procedures in the financial reporting process.

        As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Appearing as exhibits to this quarterly report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item 4 Controls and Procedures contains the information concerning the evaluation of the Company's disclosure controls and procedures referred to in paragraph 4(b) and (c) of the certifications and this information should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based upon the evaluation, and subject to the limitations noted below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective in timely alerting the Company's management to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company notes that it is still in the process of becoming current in its SEC filings.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures, or its internal control over financial reporting, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Chief Executive Officer and Chief Financial Officer nevertheless have reasonable assurance as to the effectiveness of the Company's disclosure controls and procedures.

PART II

Item 1.    Legal Proceedings

        The below descriptions update and should be read in conjunction with the complete description in the section titled "Legal Proceedings" in the Company's Form 10-K for the period ended December 31, 2003, filed on April 19, 2004.

        California Receivables:    In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. On December 12, 2002, an administrative law judge ("ALJ") determined the preliminary amounts currently owed to each supplier in the proceeding. On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded that the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices but upon the price at the producing area plus transportation costs. The FERC indicated that it would allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant estimates that the effect of the October 16, 2003 order will be to decrease the refunds owed by Mirant, and therefore to increase the net amounts owed to Mirant. On May 12, 2004, the FERC issued an order on rehearing of the October 16, 2003 order that further modified how certain power sales made to the CAISO are to be treated and that may reduce significantly the potential benefit to Mirant of the October 16, 2003 order. In its May 12, 2004 order the FERC also further refined the methodology to be used to determine the costs of gas that a generator can recover where it can demonstrate that it paid a higher price for gas than the proxy price for gas previously adopted by the FERC in its March 23, 2003 order, and those changes may have the effect of reducing the costs that Mirant is able to recover. Mirant is unable at this time to quantify further the impact of the May 12, 2004 order.

        New York Tax Proceedings:    On September 30, 2003, the Mirant Debtors filed a motion (the "Tax Determination Motion") with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the Bankruptcy Court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett concurrently with Mirant Bowline's acquisition of the Bowline Facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York State courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion. The ruling further indicated that for any of the Tax Certiorari Proceedings in which a trial on the merits had not commenced in the New York state court before which that proceeding was pending by August 1, 2004, the Bankruptcy Court would stay that state court proceeding and address itself the tax matters at issue in that proceeding. Certain of the taxing authorities moved for leave to appeal the Bankruptcy Court's December 10, 2003 order on an interlocutory basis to the United States District Court for the Northern District of Texas. On April 30, 2004, the district court denied the motions seeking leave to appeal.

        There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant's Annual Report on Form 10-K for the year ended December 31, 2003.

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
  (b)
  Reports on Form 8-K

        During the three months ended March 31, 2004, the Company filed no Current Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of June, 2004.

MIRANT CORPORATION
By:	/s/ DAN STREEK Dan Streek Vice President and Controller (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
DEFINITIONS
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONDENSED CONSOLIDATED BALANCE SHEETS
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MIRANT CORPORATION AND SUBSIDIARIES (Debtor-in-Possession) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004 and 2003
Financial Data by Segment (In Millions)
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES