Form 10-Q
period 2004-06-30
MIRANT CORP
filed 2004-08-09
CIK 1010775

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). ☒Yes    ☐ No

        The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at June 30, 2004 was 405,468,084.

DEFINITIONS

TERM	MEANING
Chapter 11	Chapter 11 of the Bankruptcy Code
Bankruptcy Code	United States Bankruptcy Code
IRS	Internal Revenue Service
MMBtu	Million British thermal unit
MW	Megawatts
MWh	Megawatt-hour
Mirant Americas Generation	Mirant Americas Generation, LLC
Mirant California	Mirant California, LLC
Mirant Mid-Atlantic	Mirant Mid-Atlantic, LLC
Mirant New England	Mirant New England, Inc.
Mirant New York	Mirant New York, Inc. and Mirant New York Investments, Inc., collectively
Mirant Potomac River	Mirant Potomac River, LLC
West Georgia	West Georgia Generating Company, LLC

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

  •
  deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us; and

  •
  the disposition of the pending litigation described in this Form 10-Q as well as the Company's Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended March 31, 2004.

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

  •
  the duration of Chapter 11 proceedings.

        The ultimate results of the forward looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or securities of the Company, Mirant Americas Generation and Mirant Mid-Atlantic receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

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

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share data)
Operating Revenues:
Generation	$1,126	$1,128	$2,158	$2,451
Integrated utilities and distribution	136	127	270	256
Net trading revenue	2	(7)	20	39

Total operating revenues	1,264	1,248	2,448	2,746
Cost of fuel, electricity and other products	768	816	1,501	1,794

Gross Margin	496	432	947	952

Operating Expenses:
Operations and maintenance	251	338	498	587
Depreciation and amortization	77	89	157	176
Impairment losses and restructuring charges	53	2,076	55	2,088
Loss (gain) on sales of assets, net	1	(25)	(15)	(26)

Total operating expenses	382	2,478	695	2,825

Operating Income (Loss)	114	(2,046)	252	(1,873)

Other (Expense) Income, net:
Interest expense	(33)	(168)	(66)	(311)
Equity in income of affiliates	7	8	13	15
Interest income	2	8	5	17
Other, net	35	27	32	32

Total other income (expense), net	11	(125)	(16)	(247)

Income (Loss) From Continuing Operations Before Reorganization items, Income Taxes and Minority Interest	125	(2,171)	236	(2,120)
Reorganization items, net	73	—	130	—
Provision for Income Taxes	13	11	32	32
Minority Interest	7	13	12	28

Income (Loss) From Continuing Operations	32	(2,195)	62	(2,180)

Loss from Discontinued Operations, net of tax	—	(7)	—	(22)

Income (Loss) before Cumulative Effect of Changes in Accounting Principles	32	(2,202)	62	(2,202)
Cumulative Effect of Changes in Accounting Principles, net of tax	—	—	—	(28)

Net Income (Loss)	$32	$(2,202)	$62	$(2,230)

Earnings (Loss) Per Share:
Basic and Diluted:
From continuing operations	$0.08	$(5.42)	$0.15	$(5.39)
From discontinued operations	—	(0.02)	—	(0.05)
From cumulative effect of change in accounting principle	—	—	—	(0.07)

Net income (loss)	$0.08	$(5.44)	$0.15	$(5.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2004	At December 31, 2003
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,274	$1,589
Funds on deposit	304	150
Receivables, net	1,092	1,319
Price risk management assets	150	104
Inventories	300	288
Other	266	339

Total current assets	3,386	3,789

Property, Plant and Equipment, net	6,567	6,767

Noncurrent Assets:
Goodwill	587	587
Other intangible assets, net	275	293
Investments	245	267
Price risk management assets	132	135
Other	463	435

Total noncurrent assets	1,702	1,717

Total assets	$11,655	$12,273

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Short-term debt	$25	$28
Current portion of long-term debt	202	256
Accounts payable and accrued liabilities	488	698
Price risk management liabilities	248	151
Transition power agreements and other obligations	125	353
Other	257	226

Total current liabilities	1,345	1,712

Noncurrent Liabilities:
Long-term debt	1,261	1,282
Price risk management liabilities	123	96
Transition power agreements and other obligations	8	54
Other	690	699

Total noncurrent liabilities	2,082	2,131

Liabilities Subject to Compromise	8,816	9,084
Minority Interest in Subsidiary Companies	165	169
Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value, per share Authorized—2,000,000,000 shares Issued—June 30, 2004: 405,568,084 shares —December 31, 2003: 405,568,084 shares Treasury—June 30, 2004: 100,000 shares —December 31, 2003: 100,000 shares	4	4
Additional paid-in capital	4,918	4,918
Accumulated deficit	(5,617)	(5,679)
Accumulated other comprehensive loss	(56)	(64)
Treasury stock, at cost	(2)	(2)

Total stockholders' deficit	(753)	(823)

Total liabilities and stockholders' deficit	$11,655	$12,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
			(in millions)
Balance, December 31, 2003	$4	$4,918	$(5,679)	$(64)	$(2)
Net income			62
Other comprehensive income				8

Balance, June 30, 2004	$4	$4,918	$(5,617)	$(56)	$(2)

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(in millions)
Net income (loss)	$62	$(2,230)
Other comprehensive (loss) income, net of tax
Net change in fair value of derivative hedging instruments	—	(1)
Reclassification of TIERS investment unrealized gains to earnings	(7)	—
Reclassification of derivative net gains to earnings	—	9
Cumulative translation adjustment	10	(20)
Unrealized gains on TIERS investments	5	12

Other comprehensive income, net of tax	8	—

Total Comprehensive Income (Loss)	$70	$(2,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$62	$(2,230)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of affiliates	(14)	(15)
Dividends received from equity investments	12	10
Non-cash charges for reorganization items	91	—
Cumulative effect of changes in accounting principles	—	28
Depreciation and amortization	161	184
Amortization of obligations under energy delivery and purchase commitments	(236)	(234)
Impairment losses and restructuring charges	48	2,072
Energy marketing and risk management activities, net	(66)	46
Deferred income taxes	5	15
Gain on sales of assets	(15)	(4)
Minority interest	12	17
Other, net	4	58
Changes in operating assets and liabilities, excluding effects from acquisitions:
Receivables, net	113	(148)
Other current assets	(117)	40
Other assets	(12)	(61)
Accounts payable and accrued liabilities	(303)	(144)
Taxes accrued	19	(45)
Other current liabilities	8	(11)
Other liabilities	(23)	(4)

Total adjustments	(313)	1,804

Net cash used in operating activities	(251)	(426)

Cash Flows from Investing Activities:
Capital expenditures	(60)	(401)
Cash paid for acquisitions	(21)	(61)
Issuance of notes receivable	—	(27)
Repayments on notes receivable	1	96
Proceeds from the sales of assets	3	288
Cash paid related to disposition	(12)	—

Net cash used in investing activities	(89)	(105)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	132	127
Repayment of long-term debt	(101)	(200)
Proceeds from issuance of common stock	—	2
Capital contributions from minority interest owners	—	1
Payment of dividends to minority interests	(7)	(4)
Issuance of short-term debt, net	(3)	(34)
Purchase of TIERS Certificates	—	(51)
Change in debt service reserve fund	4	5

Net cash provided by (used in) financing activities	25	(154)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	4

Net Decrease in Cash and Cash Equivalents	(315)	(681)
Cash and Cash Equivalents, beginning of period	1,589	1,706

Cash and Cash Equivalents, end of period	$1,274	$1,025

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$55	$308
Cash paid (refunds received) for income taxes	$25	$(20)
Cash paid for reorganization items	$57	$—
Business Acquisitions:
Fair value of assets acquired	$21	$61
Less cash paid	21	61

Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

A.    Description of Business and Chapter 11 Proceedings

Overview

        Mirant Corporation (formerly Southern Energy, Inc.) and its subsidiaries (collectively, "Mirant" or the "Company") is an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company ("Southern"). The Company's revenues are primarily generated through the production of electricity in the U.S., the Philippines and the Caribbean. As of June 30, 2004, Mirant owned or leased more than 17,000 MW of electric generating capacity.

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

        Additionally, on the Petition Date, certain of Mirant's Canadian subsidiaries, Mirant Canada Energy Marketing, Ltd. and Mirant Canada Marketing Investments, Inc., filed an application for creditor protection under the Companies Creditors' Arrangement Act in Canada ("CCAA"), which, like Chapter 11, allows for reorganization under the protection of the court system. These Canadian subsidiaries emerged from creditor protection on May 21, 2004. The accounting for their emergence is reflected in the financial results for the three months ended June 30, 2004 and did not have a material impact on the Company's operating results.

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

        The Office of the United States Trustee has established a committee of unsecured creditors for Mirant Corporation and a committee of unsecured creditors for Mirant Americas Generation (collectively, the "Creditor Committees"). The Office of the United States Trustee has also established a committee of equity securities holders of Mirant Corporation (the "Equity Committee," and collectively with the Creditor Committees, the "Statutory Committees"). Pursuant to an order of the Bankruptcy Court, the Office of the United States Trustee appointed an examiner (the "Examiner") in these cases to analyze certain potential causes of action and act as a mediator with respect to certain disputes that arise among the Mirant Debtors, the Statutory Committees, or other parties in interest.

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

        Under the Bankruptcy Code, the Mirant Debtors also have the right to assume, assign or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. The Mirant Debtors continue to evaluate their executory contracts in order to determine which contracts will be assumed, assigned or rejected. For those contracts with an effective rejection date or amendment during the six months ended June 30, 2004, the Company recorded estimated damage claims of $79 million as a component of reorganization expense in its unaudited condensed consolidated statement of operations and a liability subject to compromise on its unaudited condensed consolidated balance sheet.

        At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors, or if and when, some or all of the Mirant Debtors may emerge from Chapter 11. The prospects for the future results depend on the timely and successful development, confirmation and implementation of a plan of reorganization. There can be no assurance that a successful plan or plans of reorganization will be proposed by the Mirant Debtors, supported by Mirant Debtors' creditors or security holders or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The rights and claims of various creditors and security holders will be determined by the applicable plans as well. Under the priority scheme established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before equity security holders are entitled to any distributions. The ultimate recovery to creditors and equity security holders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies, and it is possible that the equity interests in Mirant and the other Mirant Debtors, or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Whether or not a plan or plans of reorganization are approved, it is possible that the assets of any one or more of the Mirant Debtors may be liquidated.

B.    Accounting and Reporting Policies

Basis of Presentation

        The accompanying condensed consolidated financial statements (unaudited) of Mirant and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and

Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

        The financial statements include the accounts of Mirant and its wholly-owned, and controlled majority-owned subsidiaries, as well as variable interest entities in which Mirant has an interest and is the primary beneficiary, and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Majority or jointly owned affiliates, which Mirant does not control, as well as interests in variable interest entities in which Mirant is not the primary beneficiary, are also accounted for using the equity method of accounting.

        Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. All amounts are presented in US dollars unless otherwise noted.

Accounting for Reorganization

        The accompanying unaudited condensed consolidated financial statements of Mirant have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code"and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Mirant's unaudited condensed consolidated financial statements do not reflect adjustments that might be required if Mirant (or each of the Mirant Debtors) is unable to continue as a going concern.

        Mirant Debtors include all entities that filed for protection from creditors in 2003. Non-debtors include the Company's businesses in the Caribbean and Philippines that are generally not affected by the bankruptcy filings. Non-debtors also includes certain non wholly-owned subsidiaries and Canada which emerged from creditor protection in May 2004. Unaudited condensed combined financial statements of the Mirant Debtors and Non-Debtors are set forth below.

Unaudited Condensed Combined Statement of Operations Data
For the Three Months ended June 30, 2004
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$1,007	$257	$—	$1,264
Cost of fuel, electricity and other products	697	71	—	768
Operating expenses	240	142	—	382

Operating income	70	44	—	114
Other income (expense), net	14	(23)	20	11
Reorganization items, net	70	3 *	—	73
(Benefit) provision for income taxes	(18)	31	—	13
Minority interest	—	7	—	7

Net income (loss)	$32	$(20)	$20	$32

*
Represents corporate reorganization expenses allocated to international subsidiaries

Unaudited Condensed Combined Statement of Operations Data
For the Six Months ended June 30, 2004
(in millions)

	Debtors	Non-Debtors		Consolidation/ Elimination Entries	Consolidated
Operating revenues	$1,941	$507		$—	$2,448
Cost of fuel, electricity and other products	1,363	138		—	1,501
Operating expenses	451	244		—	695

Operating income	127	125		—	252
Other income (expense), net	25	(40)		(1)	(16)
Reorganization items, net	126	4	*	—	130
(Benefit) provision for income taxes	(36)	68		—	32
Minority interest	—	12		—	12

Net income (loss)	$62	$1		$(1)	$62

*
Represents corporate reorganization expenses allocated to international subsidiaries

Unaudited Condensed Combined Balance Sheet Data
June 30, 2004
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current assets	$2,361	$1,244	$(219)	$3,386
Intercompany receivables	700	602	(1,302)	—
Property, plant and equipment, net	4,286	2,281	—	6,567
Intangible assets, net	266	596	—	862
Investments	2,312	226	(2,293)	245
Other	232	363	—	595

Total assets	$10,157	$5,312	$(3,814)	$11,655

Liabilities not subject to compromise:
Current liabilities	$885	$464	$(4)	$1,345
Intercompany payables	366	703	(1,069)	—
Other noncurrent liabilities	429	393	(1)	821
Long-term debt	187	1,074	—	1,261
Liabilities subject to compromise	9,137	125	(446)	8,816
Minority interest	—	165	—	165
Stockholders' (deficit) equity	(847)	2,388	(2,294)	(753)

Total liabilities and stockholders' (deficit) equity	$10,157	$5,312	$(3,814)	$11,655

Unaudited Condensed Combined Statement of Cash Flows Data
For Six Months Ended June 30, 2004
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Net cash (used in) provided by:
Operating activities	$(464)	$259	$(46)	$(251)
Investing activities	(89)	12	(12)	(89)
Financing activities	218	(251)	58	25

Net (decrease) increase in cash and cash equivalents	(335)	20	—	(315)

Cash and cash equivalents, beginning of period	1,074	515	—	1,589

Cash and cash equivalents, end of period	$739	$535	$—	$1,274

Cash paid for reorganization items	$57	$—	$—	$57

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus "Liabilities Subject to Compromise."

        Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date as specified above. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or potential pre-petition date claims against Mirant Debtors that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, and the determination as to the value of any collateral securing claims, proofs of claim, or other events. The fair value of a Mirant Debtor's assets may be lower than its liabilities. This could result in liabilities being settled at less than 100% of their face value and the equity of Mirant's stockholders being diluted or eliminated entirely.

        Liabilities not subject to compromise include: (1) liabilities of Non-Debtor entities; (2) liabilities incurred after the Petition Date; (3) liabilities incurred prior to the Petition Date that the Mirant Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved; (4) liabilities related to pre-petition contracts that have not been rejected; and (5) liabilities incurred prior to the Petition Date that have been approved for payment by the Court and that the Mirant Debtors expect to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

        The classification of liabilities "not subject to compromise" versus liabilities "subject to compromise" is based on currently available information and analysis. As the bankruptcy cases proceed and additional information and analysis is completed or, as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant.

        The amounts subject to compromise at June 30, 2004, consisted of the following items
(in millions):

Items, absent the bankruptcy filings, that would have been considered current at June 30, 2004:
Accounts payable and accrued liabilities	$1,009
Current portion of long-term debt	2,543
Price risk management liabilities	83
Items, absent the bankruptcy filings, that would have been considered noncurrent at June 30, 2004:
Long-term debt	4,328
Price risk management liabilities	478
Note payable to Mirant Trust I	356
Other noncurrent liabilities	19

Total	$8,816

        The price risk management liabilities included in liabilities subject to compromise relate to power purchase agreements. The $147 million decrease in these liabilities from December 31, 2003 to June 30, 2004 relates to purchases made under the power purchase agreements during the six months ended June 30, 2004 and to changes in the fair value of the remaining obligation as of June 30, 2004 due to changes in power prices.

        Accounts payable and accrued liabilities above are net of approximately $131 million of pre-petition accounts receivable due from counterparties with which the Mirant Debtors have netting agreements.

        During the first quarter of 2003, Mirant paid $51 million to purchase $83 million in aggregate principal amount of TIERS Fixed Rate Certificates (the "TIERS Certificates"). The TIERS Certificates were issued by a third party trust (the "Trust") and were secured by $400 million aggregate principal amount of Mirant's 2.5% convertible senior debentures due 2021 (the "Mirant Debentures"). On June 15, 2004, the Trust was terminated in accordance with the terms of the Trust agreement and the Mirant Debentures were distributed to the TIERS Certificate holders. The Company received $83 million of the Mirant Debentures upon liquidation of the Trust. The acquisition of the Mirant Debentures was accounted for as an extinguishment of $83 million of debt. Mirant recognized a $38 million gain on the extinguishment of debt for the three and six months ended June 30, 2004, which is reflected in other income (expense), net in the unaudited condensed consolidated statements of operations.

Interest Expense

        The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $134 million and $257 million for the three and six months ended June 30, 2004 respectively. Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through June 30, 2004 is approximately $492 million.

Reorganization Items

        Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. For the three months and six months ended June 30, 2004, the following were the significant items within this category (in millions):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Estimated damage claims	$33	$79
Professional fees and administrative expense	25	47
Losses on contract amendments, net	33	22
Other gains, net	(18)	(18)

Total	$73	$130

        Estimated damage claims of $33 million and $79 million relate to gas transportation and electric transmission contracts rejected in the three and six months ended June 30, 2004, respectively.

        Professional fees and administrative expense relate to legal, accounting and other professional costs directly associated with the reorganization process. Approximately $9 million and $16 million of the professional fees and administrative expense for the three and six months ended June 30, 2004, respectively, relates to advisors of the Statutory Committees.

        For the three and six months ended June 30, 2004, losses on contract amendments, net were approximately $33 million and $22 million, respectively. Included in this amount for the three months ended June 30, 2004 is $33 million of forfeited prepayments and impairments of certain purchased intangible assets related to the previous long-term service agreements ("LTSAs") for certain combustion turbine generation facilities. Additionally, included in the amount for the six months ended June 30, 2004 is an $11 million gain on the lease amendment to the corporate headquarters lease.

        Other gains, net for the three and six months ended June 30, 2004 include a $7 million gain on settlements of accounts payable upon emergence of the Mirant Canadian subsidiaries from creditor protection and $11 million of gains on other contract settlements.

Cumulative Effect of Changes in Accounting Principles

        In October 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Accordingly, energy-related contracts that are not accounted for pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") such as transportation contracts, storage contracts and tolling agreements, are required to be accounted for as executory contracts using the accrual method of accounting and not fair value. Energy-related contracts that meet the definition of a derivative pursuant to SFAS No. 133 continue to be carried at fair value. In addition, the Task Force observed that accounting for energy-related inventory at fair value by analogy to the consensus on EITF Issue 98-10 is not appropriate and that such inventory is not to be recognized at fair value. As a result of the consensus on EITF Issue 02-03, all non-derivative energy trading contracts on the consolidated balance sheet as of January 1, 2003 that existed on October 25, 2002 and energy-related inventories that were recorded at fair value have been adjusted to historical cost resulting in a cumulative effect adjustment of $25 million, net of tax, which was recorded in the first quarter of 2003.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective January 1, 2003, relating to costs associated with legal obligations to retire tangible, long-lived assets, referred to as asset retirement obligations. Asset retirement obligations are recorded at fair value in the period in which they are incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. In the first quarter of 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of approximately $3 million, net of tax, related to the adoption of this accounting standard.

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

        The Company has held a minority equity interest in a non-consolidated VIE since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and has total assets of approximately $98 million at June 30, 2004. The Company believes that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company's carrying value of its investment in the VIE at June 30, 2004 of approximately $52 million.

Stock-Based Compensation

        Mirant accounts for its stock-based employee compensation plans under the intrinsic-value method of accounting for recognition, but discloses pro forma fair value information. Under the intrinsic-value method, compensation expense for employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income or loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$32	$(2,202)	$62	$(2,230)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(8)	(6)	(12)

Pro forma net (loss)	$30	$(2,210)	$56	$(2,242)

Income (loss) per share:
Basic—as reported	$0.08	$(5.44)	$0.15	$(5.51)

Basic—pro forma	$0.07	$(5.46)	$0.14	$(5.54)

Diluted—as reported	$0.08	$(5.44)	$0.15	$(5.51)

Diluted—pro forma	$0.07	$(5.46)	$0.14	$(5.54)

C.    Price Risk Management Assets and Liabilities

        The fair values of Mirant's price risk management assets and liabilities, net of credit reserves, as of June 30, 2004 are included in the following table (in millions).

	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
Electricity	$57	$102	$188	$99
Natural gas	55	27	53	23
Crude oil	35	2	5	1
Other	3	1	2	—

Total	$150	$132	$248	$123

        The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2004, was approximately 1 year. The net notional amount of the price risk management assets and liabilities at June 30, 2004, was a net short position of approximately 24 million equivalent MWh.

        The following table represents the net fair value (liability) of Mirant's price risk management assets and liabilities by portfolio, net of credit reserves, as of June 30, 2004 (in millions).

Optimization	$18
Asset management	(91)
Legacy portfolio	(16)

Total	$(89)

D.    Dispositions and Acquisitions

        The following developments occurred during the six months ended June 30, 2004.

Sual Project

        The Sual project shareholder agreement grants minority shareholders put option rights such that they can require Mirant Asia-Pacific Limited and /or certain of its subsidiaries to purchase the minority shareholders' interests in the project. In February 2004, a minority shareholder of the Sual project served notice to exercise its put option pursuant to the Sual project shareholder agreement. In March 2004, our Philippines business paid approximately $21 million to acquire this additional 2.94% ownership interest in the Sual project. The remaining minority interest subject to the Sual put agreement, which expires in December 2005, is 5.15%.

Mirant Canada Operations

        In March 2004, Mirant closed on agreements to dispose of its Canadian natural gas transportation contracts and certain natural gas marketing contracts. As part of the sale agreements, Mirant paid approximately $12 million to have a third party assume these contracts which released $28 million in liabilities related to such contracts. The resulting $16 million gain is reflected in gain on sales of assets in the accompanying unaudited condensed consolidated statement of operations.

E.    Goodwill and Other Intangible Assets

Goodwill

        The Company's goodwill balance at June 30, 2004 relates to its International operating segment. There were no changes in goodwill for the six months ended June 30, 2004.

        As a result of two credit rating downgrades, public opposition to Mirant's restructuring proposals, material unfavorable variances to its prior business plan through the second quarter of 2003 and a lawsuit filed against its restructuring proposal by Mirant Americas Generation bondholders, Mirant reassessed its goodwill for impairment at June 30, 2003 related to its North America reporting unit. The results of the analysis indicated that a goodwill impairment existed at June 30, 2003. A detailed impairment analysis indicated that all of the North America goodwill was impaired and accordingly, Mirant recorded an impairment charge of $2.1 billion, which is reflected as an impairment loss in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2003.

Other Intangible Assets

        Following is a summary of intangible assets as of June 30, 2004 and December 31, 2003
(in millions):

		June 30, 2004		December 31, 2003
	Weighted Average Amortization Lives
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	26 years	$27	$(1)	$27	$	(-)
Development rights	38 years	119	(10)	119		(7)
Emission allowances	32 years	131	(13)	131		(12)
Other intangibles	18 years	24	(2)	41		(6)

Total other intangible assets		$301	$(26)	$318		$(25)

F.    Impairment Losses and Restructuring Charges

        Components of the restructuring charges and impairment losses for the three and six months ending June 30, 2004 and 2003 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Impairment losses	$48	$2,071	$48	$2,076
Restructuring charges:
Costs to cancel equipment orders and service agreements per contract terms	—	2	—	4
Severance of employees and other employee termination-related charges	5	3	7	8

Total restructuring charges	5	5	7	12

Total impairment losses and restructuring charges	$53	$2,076	$55	$2,088

        Mirant evaluates its long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the carrying amount of the asset. An asset impairment charge is recognized when the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. The amount of the impairment charge is calculated as the excess of the carrying value of the asset over its fair value. Fair value is estimated based on the discounted future cash flows from that asset or determined by other valuation techniques. In the case of assets that Mirant expects to sell, the impairment charge is based on the estimated fair value less the costs to sell. In the second quarter of 2004, the Company began pursuing the sale of one of its combined cycle generation facilities in North America. This decision to pursue the sale represented a triggering event that required the Company to perform an impairment analysis on that generation facility. As a result of the analysis, Mirant recorded an impairment charge of $48 million in the three and six months ended June 30, 2004.

        Following is a summary of the liability for accrued restructuring charges as of June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Balance, beginning of period	$19	$9
Provision	7	16
Reversal	—	(4)
Cash payments	(22)	(20)

Balance, end of period	$4	$1

        During the six months ended June 30, 2004, Mirant terminated approximately 346 employees as part of its restructuring activities and paid $22 million related to restructuring charges. Approximately 270 of the employees terminated were part of Mirant's international operations. Restructuring charges related to these terminations were recognized in December 2003.

        During the six months ended June 30, 2003, Mirant terminated approximately 191 employees as part of its restructuring activities and paid $20 million related to restructuring charges.

G.    Debt

Debtor-in-Possession Financing

        On November 5, 2003 certain of the Mirant Debtors (the "DIP Borrowers") entered into a two-year debtor-in-possession credit facility ("DIP Facility") providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of $500 million or the then existing "borrowing base." The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that serve as collateral for the DIP Facility. The initial borrowing base was $777 million. However, upon the occurrence of certain triggering events, including an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers.

        Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative and restrictive covenants, reporting requirements, and, subject to usage, financial covenants. The Company was in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of June 30, 2004. On June 1, 2004, the DIP Borrowers and the required lenders under the DIP Facility replaced the Value at Risk ("VaR") covenant therein with a $10 million VaR limit on optimization activities only, restrictions on transactions with respect to the legacy portfolio and additional reporting requirements with respect to the Company's optimization and legacy activities.

Jamaica Public Service Company Credit Facilities

        In February 2004, Jamaica Public Service Company Limited, in which Mirant has an 80% ownership interest, entered into a $30 million, 7-year amortizing credit facility ("2004 RBTT credit facility") with RBTT Merchant Bank Limited. The proceeds from this facility were used to replace the construction financing of the Bogue construction project completed in 2003. The loans are non-recourse to Mirant Corporation. The loan agreements contain a number of covenants, including (i) restrictions on change of control; (ii) restrictions on the issuance or purchase of borrower's shares; (iii) limitations on transactions with affiliates; (iv) limitations on the incurrence of new debt; and (v) limitations on dividends.

        Jamaica Public Service Company Limited is also party to a separate $30 million, 7-year amortizing credit facility with RBTT Merchant Bank Limited entered into in 2003 ("2003 RBTT credit facility") and a $45 million, 12-year amortizing credit facility with International Finance Corporation ("IFC credit facility"). In connection with the 2004 RBTT, 2003 RBTT and IFC credit facilities, Jamaica Public Service Company Limited was required to obtain and register a title related to property on which the 120MW facility at Bogue is situated to facilitate registration of the lenders' mortgages. At December 31, 2003, Jamaica Public Service Company Limited had secured title and was actively working with the lender's local attorneys to register the mortgages, but had not finalized the registration at that time, which represented a breach of the IFC credit facility and a potential breach of the 2004 RBTT and 2003 RBTT credit facilities. As a result, the Company included amounts outstanding under the 2003 RBTT and IFC credit facilities in the current portion of long-term debt on its condensed consolidated balance sheets at December 31, 2003. In June 2004, the registration of the mortgage was finalized and the amounts outstanding under the 2004 RBTT, 2003 RBTT and IFC credit facilities were reclassified to long-term debt on its condensed consolidated balance sheets at June 30, 2004.

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

Effect of Chapter 11 Filings

        On the Petition Date, August 18, 2003, October 3, 2003, and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, certain of Mirant's Canadian subsidiaries have filed an application for creditor protection under the CCAA in Canada, which, like Chapter 11, allows for reorganization. These Canadian subsidiaries emerged from creditor protection on May 21, 2004. The accounting for their emergence is reflected in the financial results for the three months ended June 30, 2004 and did not have a material impact on the Company's operating results. The subsidiaries of Mirant that operate in the Philippines and the Caribbean were not included in the Chapter 11 filings.

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

California and Western Power Markets

        The Company is subject to litigation related to its activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits and complaints have been filed by the California Attorney General, the California Public Utility Commission ("CPUC"), the California Electricity Oversight Board ("EOB") and various states' rate payers in state and federal courts and with the Federal Energy Regulatory Commission ("FERC"). Most of the plaintiffs in the rate payer suits seek to represent a state-wide class of retail rate payers. In addition, civil and criminal investigations have been initiated by the United States Department of Justice ("DOJ"), the General Accounting Office, the FERC and various states' attorneys general. These matters involve claims that the Company engaged in unlawful business practices and generally seek unspecified amounts of restitution and penalties, although the damages alleged to have been incurred in some of the suits are in the billions of dollars. One of the suits brought by the California Attorney General seeks an order requiring the Company to divest its California plants. In addition, the Company is subject to the proceedings described below in California Receivables, FERC Show Cause Proceeding Relating to Trading Practices, FERC Investigation Relating to Bidding, and DWR Power Purchases relating to its operations in California and the western power markets. The Company made a provision of approximately $319 million for losses related to the Company's operations in California and the western power markets during 2000 and 2001. Resolution of these matters is subject to resolution of the ongoing litigation for the matters pending in courts and for those matters pending at the FERC to the issuance of final decisions by the FERC.

        On July 6, 2004, the United States Court of Appeals for the Ninth Circuit upheld the dismissal by the United States District Court for the Northern District of California of the civil suit filed on March 11, 2002 by the California Attorney General against Mirant and several of its wholly-owned subsidiaries. The lawsuit alleged that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The court of appeals ruled that the California Attorney General's claims under California's Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC's exclusive authority to set wholesale electric rates under the Federal Power Act.

        California Receivables:    In 2001, Southern California Edison ("SCE") and Pacific Gas and Electric ("PG&E") suspended payments to the California Power Exchange Corporation ("PX") and California Independent System Operator ("CAISO") for certain power purchases, including purchases from Mirant. Both the PX and PG&E filed for bankruptcy protection in 2001. As of June 30, 2004, the

Company has outstanding receivables for power sales made in 2000 and 2001 in California totaling $342 million. The Company does not expect any significant payments to be received for these sales until the FERC issues final rulings regarding the related matters discussed in the next paragraph.

        In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include sales made to the California Department of Water Resources ("DWR"). On December 12, 2002, an administrative law judge ("ALJ") determined the preliminary amounts currently owed to each supplier in the proceeding. Based on that determination the initial amounts owed to Mirant total approximately $122 million, which is net of refunds owed by Mirant to the CAISO and the PX. The ALJ decision indicated that these amounts do not reflect the final mitigated market clearing prices, interest that would be applied under the FERC's regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to Mirant and other sellers by the PX failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the net amount owed Mirant after taking into account the proposed refunds would increase by approximately $37 million.

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

        On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded that the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to reduce the net amount that would remain owed to Mirant after taking into account any refunds. Based solely on the FERC staff's formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant to approximately $49 million. The FERC indicated that it would allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant's actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff's formula, which differential, if accepted by the FERC, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant, although the amount of such potential decrease that will be accepted by the FERC and the resulting net amount owed to Mirant cannot at this time be determined. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant estimates that the effect of the October 16, 2003 order will be to increase the net amounts owed to Mirant, by $27 million. On May 12, 2004, the FERC issued an order on rehearing of the October 16, 2003 order that further modified how certain power sales made to the CAISO are to be treated and that may reduce significantly the potential benefit to Mirant of the October 16, 2003 order. In another order issued May 12, 2004, the FERC also further refined the methodology to be used to determine the costs of gas that a generator can recover where it can demonstrate that it paid a higher price for gas than the proxy price for gas previously adopted by the FERC in its March 23, 2003 order, and those changes may have the effect of reducing the costs that Mirant is able to recover. Mirant is unable at this time to quantify further the impact of the May 12, 2004 orders.

        In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed below in FERC Show Cause Proceeding Relating to Trading Practices and FERC Investigation Related to Bidding would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies and such remedies could apply to conduct both prior to and during the refund period. The amount owed to Mirant from sales made to either the CAISO or the PX, the amount of any refund that Mirant might be determined to owe, and whether Mirant may have any refund obligation with respect to sales made to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

        In the July 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In that proceeding, the California parties (consisting of the California Attorney General, the CPUC and the EOB) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant Americas Energy Marketing totaled approximately $90 million. If Mirant Americas Energy Marketing were required to refund such amounts, other subsidiaries of the Company, including subsidiaries of Mirant Americas Generation, could be required to refund amounts previously received pursuant to sales made on their behalf by Mirant Americas Energy Marketing during the refund periods. In addition, the Company's subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.

        FERC Show Cause Proceeding Relating to Trading Practices:    On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than fifty parties, including Mirant entities, that the FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates ("Enron") that were portrayed in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order required the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant entities, then had to demonstrate why those transactions were not violations of the PX and CAISO tariffs. On September 30, 2003, the Company filed with the FERC a settlement agreement, dated September 25, 2003, entered into between the Company and the FERC Trial Staff, under which Mirant would pay $332,411 to settle the show cause proceeding, except for the issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. The proposed settlement entered into by the Company and the FERC Trial Staff did not resolve the allegations made against Mirant with respect to that particular practice. On December 19, 2003, Mirant filed with the FERC for its approval an amendment to the settlement agreement reached with the FERC Trial Staff under which the FERC would have an allowed claim in Mirant Americas Energy Marketing's bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. That settlement is subject to the approval of the FERC and the Bankruptcy Court. On March 11, 2004, an ALJ recommended that the FERC approve the settlement, finding that the settlement amounts were reasonable. The ALJ, however, suggested that approval of the settlement be conditioned on the settlement amount associated with claims of improper selling of ancillary services being treated as an administrative claim or a setoff rather than as an allowed pre-petition claim.

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

        "Reliability-Must-Run" Agreements:    Certain of the Company's generating facilities acquired from PG&E are operated subject to reliability-must-run ("RMR") agreements. These agreements allow the CAISO to require the Company, under certain conditions, to operate these facilities to support the California electric transmission system. Mirant assumed these agreements from PG&E subject to the outcome of a 1997 FERC proceeding to determine the amount of the charges to be paid by the CAISO under the agreements with respect to those plants out of which Mirant could also receive additional revenues from market sales. For those plants that are subject to the RMR agreements and from which Mirant has exercised its right to also make market sales, Mirant has been collecting from the CAISO since April 1999 an amount equal to 50% of the annual fixed revenue requirement of those plants. The amounts the Company collects from the CAISO are subject to refund pending final review and approval by the FERC. In June 2000, an ALJ issued a decision finding that the amount the Company should be allowed to charge the CAISO for such plants was approximately 3 1/2%, on average, of the annual fixed revenue requirement. In July 2000, Mirant sought review by the FERC of the ALJ decision, and a decision is pending at the FERC.

        The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ's decision, it will be required to refund amounts collected in excess of those rates for the period from June 1, 1999. For the Potrero plant and Pittsburg Units 1 through 4 the period for which such refunds would be owed would run through December 31, 2001, for Mirant's other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through December 31, 2003. Amounts collected in excess of those rates and other significantly smaller amounts collected under the RMR tariffs that are also subject to refund due to other issues pending at the FERC totaled $293 million, of which $288 million is included in liabilities subject to compromise and $5 million is deferred and included in revenues subject to refund in the accompanying consolidated balance sheet as of June 30, 2004 and December 31, 2003. In addition, the Company records accrued interest on such amounts, which amounted to $42 million and is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively. If resolution of the proceeding results in refunds of that magnitude and the Company were unable to arrange to make the refunds over a multi-year period, it may result in the Company's subsidiaries that are subject to the RMR agreements disposing of one or more of the generating facilities owned by such subsidiaries.

Shareholder Litigation

        Twenty lawsuits have been filed since May 2002 against Mirant and four of its officers alleging, among other things, that defendants violated federal securities laws by making material misrepresentations and omissions to the investing public regarding Mirant's business operations and future prospects during the period from January 19, 2001 through May 6, 2002 due to potential liabilities arising out of its activities in California during 2000 and 2001. The complaints seek unspecified damages, including compensatory damages and the recovery of reasonable attorneys' fees and costs. These suits have been consolidated into a single action.

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

ERISA Litigation

        On April 17, 2003 and June 3, 2003, purported class action lawsuits alleging violations of ERISA were filed in the United States District Court for the Northern District of Georgia (the "ERISA Litigation"). The ERISA Litigation names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern Company. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of Mirant's 401(k) plans (the "Plans"), allege that defendants breached their duties under ERISA by, among other things, (1) concealing information from the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested prudently; (3) failing to monitor the Plans' fiduciaries; and (4) failing to engage independent fiduciaries to make judgments about the Plans' investments. The plaintiffs seek unspecified damages, injunctive relief, attorneys' fees and costs. On September 2, 2003, the District Court issued an order consolidating the two suits. On September 23, 2003, the plaintiffs filed an amended and consolidated complaint. The amended and consolidated complaint asserted similar factual allegations as the previously filed lawsuits and added as defendants T. Rowe Price Trust Company and certain additional current and former officers of the Company. The consolidated action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant's assets. By agreement, however, the suit has been allowed to proceed through the filing of, and ruling by the District Court upon, motions to dismiss. On January 9, 2004, T. Rowe Price Trust Company answered the amended and consolidated complaint. All other defendants filed motions on that date seeking dismissal of the plaintiffs' claims for failure to state a claim upon which relief can be granted. On February 19, 2004, the plaintiffs dismissed their claims against Southern Company without prejudice. On June 14, 2004, the plaintiffs filed a motion seeking to amend their consolidated complaint to add as defendants Mirant Services, LLC and its board of managers. Mirant is opposing that request.

Mirant Americas Generation Bondholder Suit

        On June 10, 2003, certain holders of senior notes of Mirant Americas Generation maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees' Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas, and Mirant Americas Generation's managers. In addition, plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The committee representing unsecured creditors of Mirant Americas Generation filed a motion in Mirant's bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court ruled that while the committee has standing to assert claims on behalf of the estate of Mirant Americas Generation, no such claims could be filed without the Bankruptcy Court's approval and no motions seeking such approval could be filed at least through April 2004. No such motion has been filed with the Bankruptcy Court since April 2004, and the Bankruptcy Court has not authorized any such litigation at this time.

Mirant Americas Generation Securities Class Action

        On June 25, 2003, Mirant received notice that on June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation's restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys' fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to Mirant Americas Generation by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of Mirant Americas Generation to reorganize or having a negative effect upon its assets. On December 8, 2003, the district court took notice of the Bankruptcy Court's Order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed Mirant Americas Generation as a defendant, without prejudice.

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

        Commodity Futures Trading Commission Inquiries:    In August 2002, the Commodity Futures Trading Commission ("CFTC") asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which the Company considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the Company's trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas for the period from January 1, 1999 through the date of the subpoena. Among the documents requested were any documents previously produced to the FERC, the SEC, the DOJ, any state's Attorney General, and any federal or state grand jury. The Company has continued to receive additional requests for information from the CFTC, and it intends to continue to cooperate fully with the CFTC. In a submission to the United States District Court for the Southern District of Texas on July 16, 2003 in a proceeding not involving the Company, the CFTC identified Mirant as one of nineteen parties being investigated for potential inaccurate gas price reporting in violation of the Commodity Exchange Act. The filing made by the CFTC indicated that it had uncovered evidence showing that eighteen of the nineteen companies may have inaccurately reported gas prices to the trade publications. Mirant understands that it is one of those eighteen companies. During reviews in connection with the CFTC investigation, Mirant has become aware that some of its employees reported information to energy industry publications that was inaccurate. Because this investigation is ongoing and the data is voluminous, Mirant cannot predict what the outcome will be.

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

        In their August 28, 2003 motion, the Mirant Debtors also requested that the Bankruptcy Court enjoin the FERC from compelling the Mirant Debtors to perform under the Back-to-Back Agreement. On August 28, 2003, the Bankruptcy Court entered a temporary restraining order ("TRO") against PEPCO and the FERC. On September 8, 2003, the Office of the People's Counsel for the District of Columbia filed a complaint with the FERC seeking an order holding that the terms of the Back-to-Back Agreement may not be modified or terminated without the approval of the FERC. Also on September 8, 2003, the Public Service Commission of Maryland and the Maryland Office of People's Counsel filed a petition with the FERC seeking an order declaring that Mirant must continue to perform pursuant to the Back-to-Back Agreement with PEPCO. These filings by the Office of the People's Counsel for the District of Columbia, the Public Service Commission of Maryland and the Maryland Office of People's Counsel were withdrawn in February 2004. On September 17, 2003, the Bankruptcy Court entered an order extending the TRO and enjoining the FERC from issuing the orders requested by such administrative petitions filed with the FERC. On September 25, 2003, the Bankruptcy Court converted the TRO to a preliminary injunction. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by the Mirant Debtors seeking to reject the Back-to-Back Agreement and the proceedings in which the Bankruptcy Court had issued the preliminary injunction against the FERC.

        On December 23, 2003, the United States District Court for the Northern District of Texas denied the Mirant Debtors' motion seeking to reject the Back-to-Back Agreement. The District Court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC's jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC. In its December 23, 2003 order, the District Court also vacated the injunction granted by the Bankruptcy Court that restrained the FERC from acting with respect to the Back-to-Back Agreement. On August 4, 2004, the United States Court of Appeals for the Fifth Circuit reversed the District Court's December 23, 2003 decision dismissing the Mirant Debtor's motion to reject the Back-to-Back Agreement. The Court of Appeals ruled that the Bankruptcy Code does authorize the District Court to reject a contract for the sale of electricity that is subject to the FERC's regulation under the Federal Power Act as part of a bankruptcy proceeding and that the Federal Power Act does not preempt that authority. The Court of Appeals did not address the merits of the Mirant Debtor's motion to reject the Back-to-Back Agreement but remanded the proceeding to the District Court for further action on that motion. The Court of Appeals did indicate that on remand the District Court should consider applying a more rigorous standard than the business judgement standard typically applicable to contract rejection decisions by debtors in bankruptcy, which more rigorous standard would take into account the public interest in the transmission and sale of electricity. With respect to the injunctions issued by the Bankruptcy Court that were vacated by the District Court, the Court of Appeals ruled that the injunctive relief granted by the Bankruptcy Court exceeded its authority under the Bankruptcy Code. While the Court of Appeals found that the injunctive relief actually granted by the Bankruptcy Court was too broad, it did state that the concern expressed by the Bankruptcy Court, that the FERC could negate the Mirant Debtor's rejection of an executory contract by ordering the Mirant Debtors to continue to perform under the terms of the rejected contract, was a legitimate basis for injunctive relief.

        At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by March 19, 2005 a binding court order has been entered finding that the Back-to-Back Agreement violates PEPCO's power purchase agreement with Panda ("Panda PPA") as a prohibited assignment, transfer or delegation of the Panda PPA or because it effects a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that is not severable from the rest of the Back-to-Back Agreement. If a court order is entered that triggers the purchase price adjustment, the amount of the adjustment is to be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda's prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland's highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to Back Agreement enforced and whether Panda's refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. If the June 10, 2003 decision by the Maryland Court of Appeals or a subsequent decision addressing the Back-to-Back Agreement is determined to have triggered the adjustment to the purchase price paid by Mirant to PEPCO, such adjustment would not be expected to have a material adverse effect on the Company's financial position or results of operations.

Enron Bankruptcy Proceedings

        Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of June 30, 2004 and December 31, 2003, the total amount owed to Mirant by Enron was approximately $72 million. Mirant has filed formal claims in the Enron bankruptcy proceedings. Mirant has recorded a reserve for potential bad debts of $64 million as of December 31, 2003. The Company does not expect the outcome of Enron's bankruptcy proceeding to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Enron Canada Claim

        In June 2000, Mirant provided a guarantee of the obligations of Mirant Americas Energy Marketing Canada, Ltd. ("Mirant Canada") to Enron Canada Corp. up to a maximum amount of $30 million (Canadian). In May 2002, Enron Canada filed a claim against Mirant Canada in the Court of Queen's Bench of Alberta seeking $45 million (Canadian) related to Mirant Canada's termination of transactions for the purchase and sale of natural gas with Enron Canada in December 2001. Enron Canada's claim against Mirant Canada was subject to Mirant Canada's reorganization proceeding under the CCAA in Canada. Mirant had recorded approximately $25 million (US) as liabilities subject to compromise on its consolidated balance sheets as of December 31, 2003 with respect to these claims. Recently, as part of the CCAA proceeding, Mirant Canada settled Enron Canada's claim for $31.9 million (Canadian). Further, as part of the CCAA proceeding, Enron Canada will receive 80% of the settled claim from Mirant Canada. Enron Canada will be permitted to assert a claim against Mirant under the guarantee for the remaining 20% of the settled claim (approximately $6.3 million (Canadian)).

Edison Mission Energy Litigation

        In March 2002, two subsidiaries of Edison International (collectively "EME") filed suit alleging Mirant breached its agreement to purchase EME's 50% interest in EcoElectrica Holdings Ltd., the owner of a 540 MW cogeneration facility in Puerto Rico. On April 29, 2003, EME amended its complaint to assert additional claims for fraudulent misrepresentation and concealment, conspiracy to defraud, and negligent misrepresentation. EME seeks compensatory damages in excess of $50 million, punitive and exemplary damages of an unspecified amount, interest and attorneys' fees. The Company believes it did not breach its agreement with EME. At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron Corporation to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed, and the Enron subsidiary has filed claims against Mirant in its Chapter 11 proceeding asserting damages for breach of the purchase agreement with Enron. The EME suit is stayed by the filing of Mirant's Chapter 11 proceeding.

Environmental Liabilities

        In 2000, the State of New York issued a notice of violation to Orange and Rockland Utilities, Inc., the previous owner of Mirant New York's Lovett facility, concerning the air permitting and air emission control implications under the Environmental Protection Agency's ("EPA") new source review regulations promulgated under the Clean Air Act ("NSR") of the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that released Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the State of New York to Orange and Rockland Utilities, Inc. and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. Under the decree, Mirant New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide emissions, alkaline in-duct injection technology to reduce sulfur dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could exceed $100 million over the approximately five year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls.

        Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. The District Court approved and entered the consent decree on October 9, 2003, and it was approved by the Bankruptcy Court on October 15, 2003. Under the consent decree, Mirant New York by August 1, 2004 was required to notify the State of New York whether it would convert Lovett Unit 5 to natural gas, install control technology on that unit, or discontinue the operation of that unit, and, if Mirant New York elected to install control technology on that unit, to award construction contracts for such control technology. The consent decree also required Mirant New York to notify the State of New York by August 1, 2004 whether it would install a baghouse on Lovett Unit 4 or Lovett Unit 5 to reduce particulate emissions. On July 30, 2004, Mirant New York and the State of New York agreed to modify the consent decree to delay such notification requirements until August 1, 2005.

        In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emission control implications under the New Source Review regulations promulgated by the EPA under the Clean Air Act of past repair and maintenance activities at the Company's Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company's ownership and lease of the plants. Mirant has responded fully to this request. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company's acquisition of the plants. If a violation is determined to have occurred after Mirant acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which may be material.

        On September 10, 2003, the Virginia Department of Environmental Quality issued a Notice of Violation ("NOV") to Mirant Potomac River, LLC alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide in excess of the "cap" established by the permit for the 2003 summer ozone season. Mirant Potomac River has responded to the NOV, asserting that the cap is unenforceable, that it can comply through the purchase of emissions credits and raising other equitable defenses. Virginia's civil enforcement statute provides for injunctive relief and penalties, but no civil suit has as yet been filed. On January 22, 2004, the EPA issued a Notice of Violation to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia Department of Environmental Quality.

New York Tax Proceedings

        Mirant's subsidiaries that own generating plants in New York are the petitioners in forty-one proceedings ("Tax Certiorari Proceedings") initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline Energy, LLC ("Mirant Bowline") has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett, LLC ("Mirant Lovett") has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen, LLC ("Mirant NY-Gen" and collectively with Mirant Bowline and Mirant Lovett, the "New York Debtors") has proceedings pending with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the Mirant entity owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

        On September 30, 2003, the Mirant Debtors filed a motion (the "Tax Determination Motion") with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the Bankruptcy Court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett concurrently with Mirant Bowline's acquisition of the Bowline facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were (and are) far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York state courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion. The ruling further indicated that for any of the Tax Certiorari Proceedings in which a trial on the merits had not commenced in the New York state court before which that proceeding was pending by August 1, 2004, the Bankruptcy Court would stay that state court proceeding and address itself the tax matters at issue in that proceeding. That ruling was incorporated in an order issued by the Bankruptcy Court on January 8, 2004. Certain of the taxing authorities moved for leave to appeal the Bankruptcy Court's January 8, 2004 order on an interlocutory basis to the United States District Court for the Northern District of Texas. On April 30, 2004, the district court denied the motions seeking leave to appeal.

        Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the generating facilities for 2003 which fell due on September 30, 2003 and January 30, 2004 in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003 and January 30, 2004 could subject the New York Debtors to additional penalties and interest. In the Tax Determination Motion, the Mirant Debtors requested that the Bankruptcy Court permit each of the New York Debtors to apply any previous tax overpayments made on account of their generating facilities as determined by the Bankruptcy Court as requested in the Tax Determination Motion to any post-petition tax liabilities owing to the relevant local taxing authority for current tax liabilities and be entitled to a refund of any remaining overpayments. The Tax Determination Motion also requests the Bankruptcy Court to rule that any interest or penalties that may otherwise be imposed on the New York Debtors by the relevant taxing authorities for failure to timely pay taxes be disallowed or determined to be zero. On February 11, 2004, the County of Rockland, New York, filed a motion with the Bankruptcy Court requesting that it order the New York Debtors to pay all unpaid ad valorem taxes for 2003 assessed by the taxing authorities located in Rockland County and all prospective ad valorem taxes. On March 10, 2004, the Bankruptcy Court denied that motion. The various taxing authorities may seek to lift the bankruptcy stay (which arises automatically upon the filing of a bankruptcy petition and prevents creditors exercising remedies against a debtor) such that they may seek to foreclose their liens against the various generating facilities due to the failure of the applicable entities to pay their current property taxes. In the event that the motion to lift the stay were granted, each of the New York Debtors has the option to pay the unpaid taxes it owes and avoid the result of facing foreclosure of tax liens against its generating facilities.

        On July 7, 2004 and July 28, 2004, the New York Debtors entered into settlement agreements with certain of the taxing authorities resolving sixteen Tax Certiorari Proceedings related to the real property tax assessments for Mirant NY-Gen's Hillburn, Swinging Bridge, Mongaup, and Rio generating facilities for the years 2000 through 2003. The New York Debtors have not paid real property taxes on the New York generating facilities for 2003 totaling approximately $62 million. For 2003, these settlements reduce the equalized assessed value of the affected generating facilities significantly, resulting in a reduction in the amount of taxes owed by Mirant NY-Gen to the settling taxing authorities for those facilities from $2.9 million to $0.9 million. These reduced assessed values will also apply to tax years 2004, 2005, and 2006. The settlements also set reduced assessed values for the affected generating facilities for the years 2000 through 2002 that will result in refunds to Mirant NY-Gen totaling $2.4 million. The settlement agreements are subject to the approval of the Bankruptcy Court.

City of Alexandria Potential Zoning Action

        On June 22, 2004, the City Council for the City of Alexandria, Virginia adopted a resolution initiating certain zoning ordinance amendments and referring consideration of the amendments to the City Planning Commission for public hearing and consideration. Those amendments, if adopted, could result in the zoning status of Mirant Potomac River's generating plant being changed in a way that could require termination of the operation of the plant within a number of years that would be specified as part of the amendment process. The City Council also authorized institution of enforcement actions that would seek to revoke special use permits applicable to the administrative office space at Mirant Potomac River's plant and the plant's transportation management plan. Revocation of such permits would not materially impact plant production but could impact Mirant Potomac River's ability to obtain new permits for construction activities at the plant. The proceedings before the City Council also referred to the possible institution by the City of Alexandria of a suit against Mirant Potomac River for violation of the Clean Air Act based on the allegations underlying the notices of violation issued by the Virginia Department of Environmental Quality on September 10, 2003 and the EPA on January 22, 2004. Any such suit, however, would require further approval of the City Council before being instituted. The City Council also authorized the City to file an objection to any plan of reorganization that the Mirant Debtors file in the pending Chapter 11 proceedings that includes the continued operation of the Mirant Potomac River plant. Any action by the City Council that results in the termination of operation of the Mirant Potomac River generating plant could have a material adverse effect upon the Company depending upon the timing of such termination.

Other Legal Matters

        The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Tax Matters

        The Company has contingent liabilities related to taxes arising in the ordinary course of business. The Company periodically assesses its contingent liabilities in connection with these matters based upon the latest information available. For those matters where it is probable that a loss has been incurred and the loss or range of loss can be reasonably estimated, a reserve is recorded on the consolidated financial statements. As additional information becomes available, the assessment and estimates of such liabilities are adjusted accordingly. With respect to other matters, which are considered reasonably possible, but not probable, no accrual has been made. At this time, the Company estimates the possible loss for these matters is up to $32 million, including interest.

I. Commitments and Contingencies

        Mirant has made firm commitments to buy materials and services in connection with its ongoing operations and has provided financial guarantees related to some of its investments.

Cash Collateral and Letters of Credit

        In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, the Company is often required to provide trade credit support to its counterparties or make deposits with brokers. In addition, the Company is often required to provide trade credit support for access to the transmission grid, to participate in power pools and other operating activities. Trade credit support includes cash collateral, letters of credit, and financial guarantees. In the event of default by the Company, the counterparty can draw on the letter of credit or apply cash collateral to satisfy the existing amounts outstanding under an open contract. Letters of credit total $475 million as of June 30, 2004, of which $422 million were issued under the pre-petition credit facilities and the remaining $53 million were issued under the DIP facility. Upon expiration in 2004 and 2005, letters of credit may be renewed or replaced with another form of credit support to the counterparty, if required, or under certain circumstances the letters of credit could be drawn down by the counterparty.

        Following is a summary of cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2004 and December 31, 2003 (in millions):

	June 30, 2004	December 31, 2003
Cash collateral posted—energy trading and marketing	$511	$347
Cash collateral posted—other operating activities	35	10
Letters of credit—energy trading and marketing	211	270
Letters of credit—other operating activities	264	331

Total	$1,021	$958

Long-Term Service Agreements

        As of June 30, 2004, the total estimated commitments for LTSAs associated with turbines installed or in storage were approximately $668 million. These commitments are payable over the term of the respective agreements, which range from ten to twenty years. These agreements have terms that allow for cancellation of the contract at the occurrence of several major events during the term of the contracts. If the Company were to cancel these contracts at mid-term, the estimated commitments for the remaining LTSAs would be reduced. Estimates for future commitments for the long-term service agreements are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment.

        As part of the Chapter 11 process, Mirant rejected its LTSAs and entered into new agreements on June 16, 2004 related to certain of its combustion turbine generation facilities. The new agreements provide more favorable terms, including reduced pricing and increased flexibility to modify terms based upon market conditions. Under the terms of the previous LTSAs, Mirant had prepaid future maintenance services at certain generating facilities. The Company recognized a $33 million charge in reorganization items, net in the unaudited condensed consolidated statement of operations during the three months ended June 30, 2004 for forfeited prepayments and impairments of certain purchased intangible assets related to the previous LTSAs.

Mirant Mid-Atlantic Operating Leases

        Mirant Mid-Atlantic leases the Morgantown and Dickerson base load units and associated property through 2034 and 2029, respectively. As of June 30, 2004, the total notional minimum lease payments for the remaining life of the leases was approximately $2.5 billion. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million and $48 million for each of the three and six months ended June 30, 2004 and 2003, respectively.

        Mirant Mid-Atlantic continues to make required lease payments and is in the process of reviewing the leases and considering whether to assume, assume and assign, or reject the leases pursuant to Section 365 of the Bankruptcy Code or to otherwise seek a determination of the Bankruptcy Court that the leases should be characterized as indebtedness for the purposes of the bankruptcy. In the event of an assumption or assumption and assignment of the leases, Mirant Mid-Atlantic would need to cure any existing defaults, secure a waiver of any existing defaults from the requisite owner lessors and certificate holders or obtain relief from the Bankruptcy Court with respect to such defaults. In the event of a rejection of the leases, the owner lessors would be entitled to a return of the leased assets and a claim equal to the amount of any unmitigated damages, if any, arising from such rejection, subject to the limitation on allowed claims under Section 502(b)(6) of the Bankruptcy Code, which allowed claim, if any, would be subject to compromise in Mirant Mid-Atlantic's Chapter 11 Case. In the event the Bankruptcy Court characterized the leases as indebtedness for the purposes of the bankruptcy, the treatment of the resulting indebtedness would be addressed in a plan of reorganization of Mirant Mid-Atlantic. The impact of any of these events would be reflected in Mirant's financial statements if and when the events occur.

        These leases are part of a leveraged lease transaction. Three series of certificates were issued and sold pursuant to a Rule 144A offering and, subsequently, exchanged for certificates issued pursuant to an exchange offer registered under the Securities Act of 1933 ("Securities Act"). These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. Mirant Mid-Atlantic pays rent to an indenture trustee, who in turn makes payments of principal and interest to the pass through trusts and any remaining balance to the lessors for the benefit of the owner participants. As of August 27, 2003, Mirant Mid-Atlantic has less than 300 holders of record. Therefore, Mirant Mid-Atlantic notified the Securities Exchange Commission that it would no longer be a voluntary reporting entity under the Securities Act of 1934 ("Exchange Act"). Under the terms of the leases, Mirant Mid-Atlantic is required to amend the rent schedule to the leases to reflect an increase in rental payments commensurate with the 0.5% increase in interest on the lessor notes that is payable by the lessors so long as Mirant Mid-Atlantic is not a reporting entity under the Exchange Act. However, the automatic stay of the bankruptcy proceedings prevents the lessors from imposing an increased rent schedule on Mirant Mid-Atlantic for such amounts. If Mirant Mid-Atlantic is ultimately liable for the increased rental payments, the additional rent expense would be approximately $59 million over the remaining terms of the leases. The respective landlords for the leased assets have filed a motion with the Bankruptcy Court seeking to compel Mirant Mid-Atlantic to pay the incremental rent, which motion is being opposed by the Debtors.

        As a result of Mirant Mid-Atlantic's bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors' remedies include terminating the leases and repossessing the leased assets, selling their interests in the leased assets, demanding payment by Mirant Mid-Atlantic of the excess, if any, of termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and demanding payment of the termination value mitigated by a sale of the leased assets for the account of Mirant Mid-Atlantic. The termination value for the leases was approximately $1.4 billion at June 30, 2004 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of Mirant Mid-Atlantic's Chapter 11 filing.

J. Power Purchase Agreements, Transition Power Agreements and Other Obligations

        As of June 30, 2004, the estimated commitments under the power purchase agreements ("PPAs") with PEPCO were $1.2 billion, based on the total remaining MW commitment at contractual prices. The PPAs are derivative instruments and are recorded on the unaudited condensed consolidated balance sheet in liabilities subject to compromise at fair value, with changes in fair value recorded currently in cost of fuel, electricity and other products. As of June 30, 2004, the fair value of the PPAs was $561 million, of which $83 million would have been classified as current. The Company recognized unrealized gains of $69 million and unrealized losses of $32 million during the three months ended June 30, 2004 and 2003, respectively, and unrealized gains of $147 million and $54 million during the six months ended June 30, 2004 and 2003, respectively, in connection with the PPAs. These gains and losses associated with the PPAs are recorded in cost of fuel, electricity and other products in the unaudited condensed consolidated statements of operations as of June 30, 2004 and 2003, respectively.

        As of June 30, 2004, the remaining obligation related to the Company's transition power agreements ("TPAs") with PEPCO, recorded in transition power agreements and other obligations, totaled $121 million, all of which is classified as current. The TPA related to load in Maryland expired in June 2004, while the TPA related to load in the District of Columbia expires in January 2005. As actual MWhs are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. The Company recorded, as an adjustment of revenues, amortization of the TPA obligation of approximately $119 million and $92 million during the three months ended June 30, 2004 and 2003, respectively, and $233 million and $216 million during the six months ended June 30, 2004 and 2003, respectively, in generation revenue in the unaudited condensed consolidated statements of operations.

        All other transition power agreements and other obligations approximated $12 million at June 30, 2004, of which $4 million is classified in current transition power agreements and other obligations in the unaudited condensed consolidated balance sheet. These obligations relate primarily to acquired out-of-market gas transportation and power sales agreements. During the six months ended June 30, 2004, these obligations were reduced by approximately $28 million due to the Company's sale of its Canadian natural gas transportation contracts and certain natural gas marketing contracts.

K. Earnings (Loss) Per Share

        Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations	$32	$(2,195)	$62	$(2,180)
Discontinued operations, net of taxes	—	(7)	—	(22)
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	(28)

Net income (loss)	$32	$(2,202)	$62	$(2,230)

Basic:
Weighted average shares outstanding	405.5	405.0	405.5	404.5
Earnings (loss) per share from:
Continuing operations	$0.08	$(5.42)	$0.15	$(5.39)
Discontinued operations	—	(0.02)	—	(0.05)
Cumulative effect of change in accounting principle	—	—	—	(0.07)

Net income (loss)	$0.08	$(5.44)	$0.15	$(5.51)

Diluted:
Net income (loss)	$32	$(2,202)	$62	$(2,230)

Weighted average shares outstanding	405.5	405.0	405.5	404.5
Shares due to assumed exercise of stock options and equivalents	—	—	—	—

Adjusted shares	405.5	405.0	405.5	404.5

Earnings (loss) per share from:
Continuing operations	$0.08	$(5.42)	$0.15	$(5.39)
Discontinued operations	—	(0.02)	—	(0.05)
Cumulative effect of change in accounting principle	—	—	—	(0.07)

Net income (loss)	$0.08	$(5.44)	$0.15	$(5.51)

        The following potential common shares were excluded from the earnings per share calculations
(in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Out-of-the-money options	17.6	16.9	19.1	18.4
Shares issuable upon conversion of convertible debt	58.7	59.8	58.7	59.8
Shares issuable upon conversion of convertible trust preferred securities	12.5	12.5	12.5	12.5

Total	88.8	89.2	90.3	90.7

L. Segment Reporting

        The Company has two reportable segments: North America and International. The North America segment consists of the Company's interrelated power generation and commodity trading operations in the United States and Canada. The International segment includes power generation and distribution operations in the Philippines, power generation operations in Curacao and Trinidad and Tobago and generation, transmission and distribution operations in Jamaica and the Bahamas. The Company's reportable segments are strategic businesses that are geographically separated and managed separately.

        In 2003, certain corporate costs were not allocated to a reporting segment. Beginning January 1, 2004, the Company changed its allocation methodology related to corporate overhead expenses to better reflect its operating structure. As a result, substantially all of the operating expenses are now allocated to the Company's North America and International segments. The new methodology allocates costs using several methods but is primarily based on gross margin, property, plant and equipment balances, and labor costs. Our allocation methodology may be subject to further change during the Chapter 11 reorganization process.

Financial Data by Segment
(In Millions)

Three Months Ended June 30, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,004	$122	$—	$1,126
Integrated utilities and distribution	—	136	—	136
Net trading revenue	2	—	—	2

Total operating revenues	1,006	258	—	1,264
Cost of fuel, electricity and other products	697	71	—	768

Gross Margin	309	187	—	496
Operating Expenses:
Operations and maintenance	195	71	(15)	251
Depreciation and amortization	41	30	6	77
Impairment losses and restructuring charges	51	1	1	53
Loss on sales of assets, net	1	—	—	1

Total operating expenses	288	102	(8)	382

Operating Income	$21	$85	$8	114

Other income, net				11

Income From Continuing Operations
Before Reorganization Items and Income Taxes and Minority Interest				125
Reorganization items, net				73
Provision for income taxes				13
Minority interest				7

Income from Continuing Operations				$32

Total assets at June 30, 2004	$9,033	$4,981	$(2,359)	$11,655

Six Months Ended June 30, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,919	$239	$—	$2,158
Integrated utilities and distribution	—	270	—	270
Net trading revenue	20	—	—	20

Total operating revenues	1,939	509	—	2,448
Cost of fuel, electricity and other products	1,364	137	—	1,501

Gross Margin	575	372	—	947
Operating Expenses:
Operations and maintenance	386	141	(29)	498
Depreciation and amortization	85	61	11	157
Impairment losses and restructuring charges	52	1	2	55
Gain on sales of assets, net	(15)	—	—	(15)

Total operating expenses	508	203	(16)	695

Operating Income	$67	$169	$16	252

Other expense, net				(16)

Income From Continuing Operations
Before Reorganization Items and Income Taxes and Minority Interest				236
Reorganization items, net				130
Provision for income taxes				32
Minority interest				12

Income from Continuing Operations				$62

Total assets at June 30, 2004	$9,033	$4,981	$(2,359)	$11,655

Three Months Ended June 30, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,002	$126	$—	$1,128
Integrated utilities and distribution	—	127	—	127
Net trading revenue	(7)	—	—	(7)

Total operating revenues	995	253	—	1,248
Cost of fuel, electricity and other products	750	66	—	816

Gross Margin	245	187	—	432
Operating Expenses:
Operations and maintenance	219	65	54	338
Depreciation and amortization	53	30	6	89
Impairment losses and restructuring charges	2,068	4	4	2,076
Gain on sales of assets, net	(24)	(1)	—	(25)

Total operating expenses	2,316	98	64	2,478

Operating (Loss) Income	$(2,071)	$89	$(64)	(2,046)

Other expense, net				(125)

Loss From Continuing Operations Before Income Taxes and Minority Interest				(2,171)
Provision for income taxes				11
Minority interest				13

Loss From Continuing Operations				$(2,195)

Total assets at December 31, 2003	$9,185	$4,751	$(1,663)	$12,273

Six Months Ended June 30, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$2,197	$254	$—	$2,451
Integrated utilities and distribution	—	256	—	256
Net trading revenue	39	—	—	39

Total operating revenues	2,236	510	—	2,746
Cost of fuel, electricity and other products	1,656	138	—	1,794

Gross Margin	580	372	—	952
Operating Expenses:
Operations and maintenance	377	119	91	587
Depreciation and amortization	104	60	12	176
Impairment losses and restructuring charges	2,075	8	5	2,088
Gain on sales of assets, net	(25)	(1)	—	(26)

Total operating expenses	2,531	186	108	2,825

Operating (Loss) Income	$(1,951)	$186	$(108)	(1,873)

Other expense, net				(247)

Loss From Continuing Operations Before Income Taxes and Minority Interest				(2,120)
Provision for income taxes				32
Minority interest				28

Loss From Continuing Operations				$(2,180)

Total assets at December 31, 2003	$9,185	$4,751	$(1,663)	$12,273

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The following discussion should be read in conjunction with Mirant's unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Executive Summary

        Mirant operates as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. We continue to believe that the U.S. electricity markets have excess generation capacity and that generation capacity is expected to exceed combined demand levels and reserve generation targets until the 2007 to 2010 time period for most major markets. This market situation has the potential to result in continued narrow fuel to electricity conversion spreads. In this environment, customers typically transact over shorter durations and rely more heavily on spot markets to meet their energy needs, thus making it more difficult to sell our power for longer-term durations and at prices that provide a reasonable return, most notably on our gas-fired units.

        In the first six months of 2004, forward commodity prices increased in many U.S. markets. This increased the expected future value of our generation asset portfolio; however, this adversely impacted the fair value of forward power contracts that we use to economically hedge portions of our anticipated North America generation and fuel requirements for the remainder of 2004 and 2005. In addition to recognizing unrealized losses in 2004 related to these contracts, we posted approximately $189 million of cash collateral with counterparties and brokers to support these contracts. Included in this $189 million was $56 million related to pre-petition letters of credit drawn upon by counterparties. From July 1, 2004 to July 23, 2004, approximately $90 million of collateral was returned to us due to changes in energy prices and settlements.

        These forward power contracts and other derivative instruments do not currently receive cash flow hedge accounting treatment in our financial statements. Instead, these contracts are reflected in our financial statements at fair value, resulting in volatility in our gross margin. Our unrealized gains and losses for each period reflect changes in fair value of commodity contracts not yet settled and the reversal of unrealized gains and losses recognized in previous periods that settled in the current reporting period.

        For the three and six months ended June 30, 2004 and 2003, our gross margin included the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Unrealized gains (losses) on PPAs	$69	$(32)	$147	$54
Net unrealized losses on asset management, optimization and legacy portfolios	(37)	(41)	(81)	(100)

Net unrealized gross margin	32	(73)	66	(46)
TPA amortization	119	92	233	216
Realized gross margin	345	413	648	782

Total gross margin	$496	$432	$947	$952

        Our financial performance during the three and six months ended June 30, 2004 included the following:

  •
  Our gross margin increased by $64 million for the three months ended June 30, 2004 compared to the same period in 2003. This increase reflects $28 million of higher generation gross margin,

    $9 million of higher net trading revenues and $27 million of higher non-cash revenue related to transition power agreement amortization for the three months ended June 30, 2004.

  •
  Our gross margin decreased by $5 million for the six months ended June 30, 2004 compared to the same period in 2003. This decrease reflects $3 million of lower generation gross margin, $19 million of lower net trading revenues and $17 million of higher non-cash revenue related to transition power agreement amortization for the six months ended June 30, 2004.

  •
  In March 2004, we completed the sale of our remaining Canadian natural gas transportation contracts and certain natural gas marketing agreements. As part of the sale agreements, we paid approximately $12 million to a third party to assume approximately $28 million of net liabilities. We recognized a gain of approximately $16 million in connection with the sale of these agreements.

  •
  In the second quarter of 2004, we began pursuing the sale of one of our generation facilities in North America. This decision to pursue the sale represented a triggering event that required the Company to perform an impairment analysis on that generation facility. As a result of the analysis, we recorded an impairment charge of $48 million for the three and six month periods ended June 30, 2004.

  •
  In June 2004, we reflected a gain of $38 million related to the extinguishment of $83 million of our 2.5% convertible debentures due 2021 that were included in liabilities subject to compromise. This gain is reflected in other income (expense), net in the unaudited condensed consolidated statements of operations.

  •
  Our interest expense decreased by $135 million and $245 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia, was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $134 million and $257 million for the three and six months ended June 30, 2004, respectively.

  •
  For the three and six months ended June 30, 2004, we recognized net expenses for reorganization items of $73 million and $130 million, respectively.

  •
  For the six months ended June 30, 2004, we used $251 million of cash in our operating activities. This use of cash reflects additional collateral posted to counterparties and brokers of $189 million. Included in this $189 million was $56 million related to pre-petition letters of credit drawn upon by counterparties. Additionally, we paid $57 million for reorganization items.

  •
  In March 2004, a minority shareholder of the Sual project exercised its put option. As a result, our Philippines business paid approximately $21 million to acquire an additional 2.94% ownership interest in the Sual project.

Results of Operations

        The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business. Beginning January 1, 2004, we have changed our allocation methodology related to our corporate overhead expenses. As a result, substantially all of our corporate operating expenses are allocated to our North America and International segments. The new methodology allocates costs using several methods but is primarily based on gross margin, property, plant and equipment balances and labor costs. Our allocation methodology may be subject to further change during the Chapter 11 process.

North America

        Our North America segment consists primarily of power generation (approximately 14,000 MW of generating capacity) and energy trading and marketing activities managed as a combined business.

        The following table summarizes the operations of our North America segment for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Generation	$1,004	$1,002	$1,919	$2,197
Net trading revenues	2	(7)	20	39

Total operating revenue	1,006	995	1,939	2,236
Cost of fuel, electricity and other products	697	750	1,364	1,656

Gross margin	309	245	575	580

Operating expenses:
Operations and maintenance	195	219	386	377
Depreciation and amortization	41	53	85	104
Impairment losses and restructuring charges	51	2,068	52	2,075
Loss (gain) on sales of assets, net	1	(24)	(15)	(25)

Total operating expenses	288	2,316	508	2,531

Operating income (loss)	$21	$(2,071)	$67	$(1,951)

        The following table summarizes gross margin by region in total and as a percentage of total gross margin for our North America segment for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
Mirant Americas Generation:
Northeast	$51	16%	$70	29%	$101	17%	$43	7%
Mid-Atlantic	68	22	86	35	188	33	184	32
West	52	17	49	20	86	15	92	16
Other North America generation	42	14	40	16	76	13	71	12
TPA amortization	119	38	92	38	233	40	216	37
Net trading revenue	2	1	(7)	(3)	20	4	39	7
Other, including TPA and PPA losses	(25)	(8)	(85)	(35)	(129)	(22)	(65)	(11)

Total	$309		$245		$575		$580

Three Months ended June 30, 2004 versus 2003

        Gross Margin.    Our gross margin increased by $64 million in the three months ended June 30, 2004 compared to the same period for 2003 primarily due to the following:

  •
  Northeast operations gross margin decreased $19 million in the three months ended June 30, 2004 compared to the same period in prior year primarily due to unrealized gains and losses on energy derivative contracts being used to hedge future expected generation and fuel requirements. The three months ended June 30, 2003 reflects approximately $32 million in unrealized gains compared to $7 million in unrealized gains for the three months ended June 30, 2004.

  •
  Mid-Atlantic operations gross margin decreased $18 million in the three months ended June 30, 2004 compared to the same period in 2003. This is primarily due to $37 million in unrealized losses on energy derivative contracts being used to economically hedge the future expected generation in the three months ended June 30, 2004. This decrease in fair value of these energy derivative contracts is due to an increase in forward power prices. This is partially offset by a 20% increase in generation volumes and higher power price levels in the three months ended June 30, 2004 compared to the same period in 2003. Finally, in the three months ended June 30, 2003, Mid-Atlantic recognized $9 million higher gross margin in 2003 from fixed prices received under an intercompany capacity and energy agreement with our Mirant Americas Energy Marketing subsidiary than it would have received based on market prices. As a result of the intercompany agreement, approximately $(9) million of Mid-Atlantic gross margin for the three months ended June 30, 2003 is included in other gross margin. This agreement ended on May 1, 2003.

  •
  West operations gross margin reflects an increase in generation volumes without a corresponding increase in gross margin because most of our generating units were under reliability-must-run contracts in both periods. Under these contracts, revenues are based on a fixed rate of return on the investment in the generating units and the costs of operating the units.

  •
  Non-cash revenue related to the amortization of transition power agreements was $119 million and $92 million for the three months ended June 30, 2004 and 2003, respectively. One of the two transition power agreements ended in June 2004. The second ends in January 2005.

  •
  Our net trading revenues increased by $9 million from $(7) million in the three months ended June 30, 2003 to $2 million in same period in 2004. In the three months ended June 30, 2003, we closed significant positions on energy contracts due to uncertainty related to our financial restructuring. Subsequent to our bankruptcy filing, we have concentrated on adjusting our optimization activities to current market conditions.

  •
  Other gross margin increased by $60 million. This increase reflects an increase of $101 million in unrealized gains on power purchase agreements. Additionally, $(9) million of gross margin in 2003 reflects power purchased at higher fixed prices under an intercompany capacity and energy agreement with Mirant Mid-Atlantic than was received from the market. As a result, approximately $(9) million of Mid-Atlantic gross margin for the three months ended June 30, 2003 is included in other gross margin. This agreement ended May 1, 2003. Other gross margin also includes our realized losses under the transition power agreements and the realized and unrealized gains and losses under the power purchase agreements with PEPCO.

        Operating Expenses.    Our operating expenses decreased by $2,028 million in the three months ended June 30, 2004 compared to the same period in 2003. The following factors were responsible for the changes in operating expenses:

  •
  Operations and maintenance expense decreased by $24 million in the three months ended June 30, 2004 compared to the same period in 2003. The three months ended June 30, 2003 included bad debt expense of approximately $32 million related to an energy marketing customer. This is offset by a $28 million increase in corporate overhead costs allocated to the segment in the three months ended June 30, 2004. Corporate expenses allocated to the North America segment were $48 million for the three months ended June 30, 2004 compared to $20 million for the same period in 2003. The remaining decrease is primarily related to reduced scope and scale of our energy marketing operations that resulted in a decrease of approximately $12 million in operations and maintenance expense.

  •
  Depreciation and amortization expense decreased by $12 million in the three months ended June 30, 2004 compared to the same period in 2003. This decrease was primarily due to lower depreciation expense related to our property, plant and equipment after our $1,566 million impairment of long-lived assets in the fourth quarter of 2003.

  •
  Impairment losses and restructuring charges of $51 million in the three months ended June 30, 2004 primarily relates to a charge of $48 million stemming from an impairment charge relating to one of our generation facilities in North America. In June 2003, we recorded an impairment charge of $2,067 million to recognize the full impairment of goodwill of our North America segment.

  •
  The gain on sale of assets of $24 million for three months ended June 30, 2003 primarily related to the sale of gas storage contracts in our Canadian trading operations.

Six Months ended June 30, 2004 versus 2003

        Gross Margin.    Our gross margin decreased by $5 million in the six months ended June 30, 2004 compared to the same period for 2003 primarily due to the following:

  •
  Northeast operations gross margin increased $58 million in the six months ended June 30, 2004 compared to the same period in prior year. The significant change is primarily due to 2003 events that did not recur in 2004. Forced outages, transmission line problems, and losses on derivative instruments in the six months ended June 30, 2003 all decreased our 2003 gross margin position. In addition, the six months ended June 30, 2003 reflects approximately $30 million in unrealized losses on derivative instruments compared to $2 million in unrealized gains for the six months ended June 30, 2004.

  •
  Mid-Atlantic operations gross margin increased $4 million in the six months ended June 30, 2004 compared to the same period in 2003. There was an increase in prices received from the market compared to the fixed prices received under an intercompany capacity and energy agreement with our Mirant Americas Energy Marketing subsidiary in 2003. As a result of the intercompany agreement, approximately $94 million of Mid-Atlantic gross margin for the six months ended June 30, 2003 is included in other gross margin. This agreement ended May 1, 2003. Excluding the impact of this agreement, Mid-Atlantic operations gross margin would have been lower in the six months ended June 30, 2004 compared to the same period in 2003. This is primarily due to approximately $66 million in unrealized losses in the six months ended June 30, 2004 on power contracts for future periods. These contracts were entered into to economically hedge a portion of the energy price risk faced by the Mid-Atlantic operations.

  •
  West operations gross margin reflects an increase in generation volumes without a corresponding increase in gross margin because most of our generating units were under reliability-must-run contracts in both periods. Under these contracts, revenues are based on a fixed rate of return on the investment in the generating units and the units' operating costs of operating the units.

  •
  Non-cash revenue related to the amortization of transition power agreements was $233 million and $216 million for the six months ended June 30, 2004 and 2003, respectively. One of the two transition power agreements ended in June 2004. The second ends January in 2005.

  •
  Our net trading revenues decreased by $19 million from $39 million in the six months ended June 30, 2003 to $20 million in same period in 2004. In the three months ended June 30, 2003, we closed significant positions on energy contracts due to uncertainty related to our financial restructuring. Subsequent to our bankruptcy filing, we have concentrated on adjusting our optimization activities to current market conditions.

  •
  Other gross margin decreased by $64 million. This decrease primarily resulted from $94 million of gross margin in 2003 received from the market for power at higher prices than the fixed prices paid under an intercompany capacity and energy agreement with Mirant Mid-Atlantic. As a result, approximately $94 million of Mid-Atlantic gross margin for the six months ended June 30, 2003 is included in other gross margin. This agreement ended May 1, 2003. Other gross margin also includes our realized losses under the transition power agreements and the realized and unrealized gains and losses under the power purchase agreements with PEPCO.

        Operating Expenses.    Our operating expenses decreased by $2,023 million in the six months ended June 30, 2004 compared to the same period in 2003. The following factors were responsible for the changes in operating expenses:

  •
  Operations and maintenance expense increased by $9 million in the six months ended June 30, 2004 compared to the same period in 2003. The six months ended June 30, 2003 includes bad debt of approximately $32 million related to an energy marketing customer. This is offset by a $55 million increase in corporate overhead costs allocated to the segment in the 2004 period. Corporate expenses allocated to the North America segment were $95 million for the six months ended June 30, 2004 compared to $40 million for the same period in 2003. The remaining decrease is primarily related to reduced scope and scale of our energy marketing operations that resulted in a decrease of approximately $19 million in operations and maintenance expense.

  •
  Depreciation and amortization expense decreased by $19 million in the six months ended June 30, 2004 compared to the same period in 2003. This decrease was primarily due to lower depreciation expense related to our property, plant and equipment after our $1,566 million impairment of long-lived assets in the fourth quarter of 2003.

  •
  Impairment losses and restructuring charges of $52 million in the six months ended June 30, 2004 primarily relates to a charge of $48 million stemming from an impairment charge relating to one of our generation facilities in North America. In June 2003, we recorded an impairment charge of $2,067 million to recognize the full impairment of goodwill of our North America segment.

  •
  Gain on sales of assets of $15 million for the six months ended June 30, 2004 resulted from the sale of the remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts. The gain on sales of assets of $25 million for six months ended June 30, 2003 primarily related to the sale of gas storage contracts in our Canadian trading operations.

International

        Our International segment consists of our ownership interest in power generating operations in the Phillippines, Curacao and Trinidad and Tobago and our ownership interest in integrated utilities in Jamaica and the Bahamas. The following table summarizes the operations of our International businesses for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Generation	$122	$126	$239	$254
Integrated utility and distribution	136	127	270	256

Total operating revenues	258	253	509	510

Cost of fuel, electricity and other products	71	66	137	138

Gross Margin	187	187	372	372

Operating expenses:
Operations and maintenance	71	65	141	119
Depreciation and amortization	30	30	61	60
Impairment losses and restructuring charges	1	4	1	8
Gain on sales of assets, net	—	(1)	—	(1)

Total operating expenses	102	98	203	186

Operating income	$85	$89	$169	$186

Three Months ended June 30, 2004 versus 2003

        Operating Revenue:    Our operating revenues increased by $5 million in the three months ended June 30, 2004 compared to the same period in 2003. This increase was primarily caused by higher energy sales, higher fuel prices and regulatory approved increases in non-fuel tariffs at our Jamaica integrated utility in 2004 compared to the same period in 2003. Offsetting this total was a reduction of $4 million related to assets that were no longer owned, operated or consolidated by the Company in 2004 that were included in 2003 results.

        Cost of fuel, electricity and other products:    The increase of $5 million is primarily driven by higher commodity fuel prices and sales at our Caribbean integrated utilities offset by a decrease in fuel costs related to assets that were no longer owned, operated or consolidated by the Company in 2004 that were included in 2003 results.

        Operating Expenses.    Our operating expenses increased by $4 million in the three months ended June 30, 2004 compared to the same period in 2003.

  •
  Operations and maintenance expense increased by $6 million in the three months ended June 30, 2004 compared to the same period in 2003, primarily as a result of a $9 million increase in corporate overhead costs allocated to the segment. Corporate expenses allocated to the International segment were $11 million for the three months ended June 30, 2004 compared to $2 million for the same period in 2003. Maintenance activity at our Jamaica operations also increased $2 million for the three months ended June 30, 2004 compared the same period in 2003. Offsetting these increases were $3 million related to assets that were no longer owned, operated or consolidated by the Company in 2004 that were included in the 2003 results.

  •
  Impairment losses and restructuring charges of $4 million in the three months ended June 30, 2003 was related to withholding tax on Pagbilao pre-acquisition earnings as a result of the exercise of the minority shareholders' put option in 2003.

Six Months ended June 30, 2004 versus 2003

        Operating Revenue:    Our operating revenues decreased by $1 million in the six months ended June 30, 2004 compared to the same period in 2003. Of this total, $3 million was due to lower nominated capacity from Pagbilao as a result of the implementation of the General Framework Agreement ("GFA"). Additionally, a reduction of $10 million was related to assets that were no longer owned, operated or consolidated by the Company in 2004 that were included in 2003 results. The revenue reductions were offset by higher energy sales, higher fuel prices and regulatory approved increases in non-fuel tariffs at our Jamaica integrated utility in 2004 compared to the same period in 2003.

        Cost of fuel, electricity and other products:    The decrease of $1 million is primarily driven by higher commodity fuel prices for the year at our Caribbean integrated utilities in 2004 compared to the same period in 2003 offset by a decrease in fuel costs related to assets that were no longer owned, operated or consolidated by the Company in 2004 that were included in 2003 results.

        Operating Expenses.    Our operating expenses increased by $17 million in the six months ended June 30, 2004 compared to the same period in 2003.

  •
  Operations and maintenance expense increased by $22 million in the six months ended June 30, 2004 compared to the same period in 2003, primarily as a result of an $18 million increase in corporate overhead costs allocated to the segment. Corporate expenses allocated to the International segment were $22 million for the six months ended June 30, 2004 compared to $4 million for the same period in 2003. Maintenance activity at our Jamaica operations also increased for 2004 compared to the same period in 2003. Offsetting these increases was $3 million related to assets that were no longer owned, operated, or consolidated by the Company in 2004 that were included in the 2003 results.

  •
  Impairment losses and restructuring charges of $8 million in the six months ended June 30, 2003 were related to the severance of employees and other employee termination-related charges combined with withholding tax on Pagbilao pre-acquisition earnings of $4 million as a result of the exercise of the minority shareholders' put option in 2003.

Corporate

        The following table summarizes our corporate expenses for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating expenses:
Operations and maintenance	$(15)	$54	$(29)	$91
Depreciation and amortization	6	6	11	12
Impairment losses and restructuring charges	1	4	2	5

Total operating expenses	$(8)	$64	$(16)	$108

        The corporate operating expenses for the three and six months ended June 30, 2004 represent the amount of billings to subsidiaries in excess of costs incurred during this period. This is a result of two factors. First, we use budgeted costs to determine cost allocations to the operating segments and a one-month lag in allocations to the segment. This represents a timing difference that will be resolved through adjustments to the cost allocation amount in the following period. Second, all cost allocations are reflected in operations and maintenance expense, regardless of the statement of operations classification of the expense incurred by the corporate segment. As a result, depreciation and amortization and other expense items are reflected as reductions of operations and maintenance expense when allocated. This contributes to the negative operations and maintenance expense for the corporate segment but has no impact on the consolidated statements of operations. Before allocations to operating segments, our corporate expenses are in total $35 million and $51 million lower for the three and six months ended, respectively. This decrease is due primarily to restructuring cost cutting efforts.

Other Significant Consolidated Statements of Operations Movements

        The following table summarizes our consolidated other income and expenses for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Other (Expense) Income, net:
Interest expense	$(33)	$(168)	$(66)	$(311)
Equity in income of affiliates	7	8	13	15
Interest income	2	8	5	17
Other, net	35	27	32	32
Total other income (expense), net	$11	$(125)	$(16)	$(247)

Reorganization items, net	$73	$—	$130	$—
Provision for income tax	$13	$11	$32	$32
Minority interest	$7	$13	$12	$28
Loss from discontinued operations, net of tax	$—	$(7)	$—	$(22)
Cumulative effect of changes in accounting principles, net of tax	$—	$—	$—	$(28)

Three Months ended June 30, 2004 versus 2003

        Interest expense.    Interest expense decreased by $135 million for the three month period ended June 30, 2004, compared to the same period in 2003. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia, was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $134 million for the three months ended June 30, 2004.

        Other, net.    The unaudited condensed consolidated statements of operations for the three months ended June 30, 2004, reflect a gain of $38 million related to the extinguishment of $83 million of our 2.5% convertible debentures due 2021 that were included in liabilities subject to compromise. For the three months ended June 30, 2003, we had miscellaneous income of $27 million including $11 million related to the sale of certain energy marketing contracts and $11 million of foreign currency gains.

        Reorganization items, net.    As discussed in Note B to our unaudited condensed consolidated financial statements, reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. For the three months ended June 30, 2004, this amount includes $33 million related to estimated damage claims on rejected or amended contracts, $25 million in professional and administrative fees, $33 million of losses on contract amendments for forfeited prepayments and impairments of certain purchased intangible assets related to the previous LTSAs offset by a $7 million gain related to the emergence of the Mirant Canadian subsidiaries from creditor protection and $11 million of gains in other contract settlements.

        Provision for Income Taxes.    The unaudited condensed consolidated statements of operations for the three months ended June 30, 2004, reflect an income tax provision of $13 million. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes.

        Discontinued Operations.    The $7 million loss from discontinued operations for the three months ended June 30, 2003 reflected the financial results of the following entities that were disposed of in 2003: Mirant Europe B.V., the Neenah generating facility in Wisconsin, the Tanguisson power plant in Guam and investments held by Mirant Americas Energy Capital, LP and Mirant Canada Energy Capital.

Six Months ended June 30, 2004 versus 2003

        Interest expense.    Interest expense decreased by $245 million for the six month period ended June 30, 2004, compared to the same period in 2003. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia, was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $257 million for the six months ended June 30, 2004.

        Reorganization items, net.    As discussed in Note B to our unaudited condensed consolidated financial statements, reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. For the six months ended June 30, 2004, this amount includes $79 million related to estimated damage claims on rejected or amended contracts, $47 million in professional and administrative fees, $33 million of losses on contract amendments related to the prepaid balances and intangible assets on the previous LTSAs, offset by an $11 million gain on the amended corporate headquarters lease agreement and a $7 million gain related to the emergence of the Mirant Canadian subsidiaries from creditor protection.

        Other, net.    The unaudited condensed consolidated statements of operations for the six months ended June 30, 2004, reflect a gain of $38 million related to the extinguishment of $83 million of our 2.5% convertible debentures due 2021 that were included in liabilities subject to compromise. For the six months ended June 30, 2003, we had miscellaneous income of $32 million including $11 million related to the sale of certain energy marketing contracts and $9 million of foreign currency gains.

        Provision for Income Taxes.    The unaudited condensed consolidated statements of operations for the six months ended June 30, 2004, reflect an income tax provision of $32 million. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes.

        Discontinued Operations.    The $22 million loss from discontinued operations for the six months ended June 30, 2003 reflected the financial results of the following entities that were disposed of in 2003: Mirant Europe B.V., the Neenah generating facility in Wisconsin, the Tanguisson power plant in Guam and investments held by Mirant Americas Energy Capital, LP and Mirant Canada Energy Capital.

        Cumulative Effect of Changes in Accounting Principles.    As a result of the consensus on EITF Issue 02-03, all non-derivative energy trading contracts as of January 1, 2003 that existed on October 25, 2002 have been adjusted to historical cost resulting in a cumulative effect adjustment of $25 million, net of tax, which was recorded in the first quarter of 2003. Certain of these contracts were reclassified from price risk management liabilities to transition power agreements and other obligations on our consolidated balance sheets. We also adopted SFAS No. 143 effective January 1, 2003 and recognized an after-tax charge of $3 million associated with its implementation.

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

        During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. All intercompany transfers by such Mirant entities are recorded as intercompany loans which are secured by liens (such liens are junior to the liens of the DIP lenders) on the assets of the relevant borrowing group. Upon entering into the debtor-in-possession credit facility, the cash balances of the participating Mirant Debtors became subject to security interests in favor of the debtor-in-possession lenders and, upon certain conditions, such cash balances are swept into concentration accounts controlled by the debtor-in-possession lenders.

        Under the existing cash management program, Mirant Americas Energy Marketing has limited access to liquidity and capital. However, the activities of Mirant Americas Energy Marketing require access to substantial liquidity, due in part to commitments under the Back-to-Back Agreement, collateral and settlement requirements in connection with its legacy portfolio of transactions and asset management activities for the Company's generation assets, including the generation assets of Mirant Americas Generation and Mirant Mid-Atlantic. To the extent that they are out-of-the market at the time of payment or settlement, the commitments under the Back-to Back Agreement and the settlement of the legacy portfolio transactions represent permanent reductions to the liquidity of Mirant Americas Energy Marketing. Although Mirant Americas Energy Marketing charges Mirant Americas Generation and Mirant Mid-Atlantic a fee for collateral posted in connection with asset management activities for their benefit, cash held by Mirant Americas Generation and Mirant Mid-Atlantic is presently not fully available as a source of liquidity for Mirant Americas Energy Marketing. The primary sources of liquidity for Mirant Americas Energy Marketing are its existing cash balances, intercompany borrowings, repayments by Mirant Corporation of an existing intercompany loan, and borrowings under the DIP Facility. The Bankruptcy Court has limited intercompany borrowing by Mirant Americas Energy Marketing to $100 million and, with respect to borrowings from Mirant Americas Generation and Mirant Mid-Atlantic, to the balance of the intercompany loan from Mirant Americas Energy Marketing to Mirant Corporation and usage under the DIP Facility by Mirant Americas Energy Marketing and Mirant Corporation to $200 million. As of June 30, 2004, Mirant Americas Energy Marketing has available liquidity of approximately $315 million. For the six months ended June 30, 2004, the Company has posted $189 million of cash collateral with counterparties or deposits with brokers primarily to support asset management activities. Included in this $189 million was $56 million related to pre-petition letters of credit drawn upon by counterparties. In the event the Company determines it is appropriate, it will petition the Bankruptcy Court to amend the existing inter-company borrowing limits to permit Mirant Americas Energy Marketing to borrow from Mirant

Americas Generation and Mirant Mid-Atlantic to fund collateral posted by Mirant Americas Energy Marketing in connection with asset management activities for their benefit.

Cash Flows

        We used $175 million less cash in our operating activities in the six months ended June 30, 2004 compared to the same period in 2003. During the six months ended June 30, 2004, working capital changes, which are reflected as changes in operating assets and liabilities, required $315 million in cash compared to $373 million of cash required by changes in working capital during the same period in 2003. This was primarily due to the following:

  •
  Posting additional cash collateral to counterparties and brokers of $189 million in the six months ended June 30, 2004 compared to posting $127 million in the same period 2003.

  •
  Return of $14 million of collateral from counterparties in the six months ended June 30, 2004, compared to the return of $125 million from counterparties in the same period in 2003.

Net cash provided by operating activities excluding the effects of working capital was $64 million in the six months ended June 30, 2004 compared to net cash used of $53 million in the same period in 2003.

  •
  Gross margin excluding unrealized gains and losses and the non-cash revenue related to the TPA amortization decreased $134 million for the six months ended June 30, 2004 to $648 million from $782 million in the same period of 2003.

  •
  Excluding a 2003 bad debt expense of $32 million, operating and maintenance expenses decreased by $57 million in the six months ended June 30, 2004 compared to the same period of 2003.

  •
  Cash paid for interest for the six months ended June 30, 2004 decreased to $55 million from $308 million for the same period in 2003 due to our Chapter 11 filings.

  •
  In the six months ended June 30, 2004 we paid $57 million for reorganization items associated with the Chapter 11 filings.

        Net cash used in investing activities was $89 million for the six months ended June 30, 2004. This compares to $105 million of cash used in investing activities for the six months ended June 30, 2003. For the six months ended June 30, 2004, we had capital expenditures of $60 million compared to capital expenditures of $401 million in 2003, which includes $124 million related to the cancellation of turbine contracts in Europe offset by proceeds from the sale of assets of $288 million during the six months ended June 30, 2003. During the six months ended June 30, 2004, our Philippines business paid $21 million to acquire an additional interest in the Sual project after a minority shareholder exercised its put option. During the six months ended June 30, 2003, we paid $59 million to acquire additional interests in the Pagbilao project after minority shareholders exercised their put options. We also paid $12 million to a third party to exit our Canadian natural gas transportation agreements and certain natural gas marketing contracts during the six months ended June 30, 2004. During the six months ended June 30, 2003, we received $288 million in proceeds from the sale of our Neenah generating facility, Mirant Americas Energy Capital investments and the Tanguisson power plant in Guam.

        Net cash provided by financing activities was $25 million during the six months ended June 30, 2004 compared to cash used in financing activities of $154 million during the same period of 2003. This change is primarily due to $101 million of letters of credit being drawn upon by counterparties during the six months ended June 30, 2004. As a result, this $101 million increase in cash provided by financing is offset by an increase in the cash used in operations for working capital purposes as a portion was used to settle accounts payable and the remainder represents an increase to amounts posted as collateral with counterparties and on deposit with brokers. Cash provided by financing activities in the six months ended June 30, 2004 reflects repayments of long-term debt of $101 million primarily related to our Asia operations of $80 million and Jamaica operations of $17 million. In the six months ended June 30, 2003, we repaid debt of $200 million and purchased $51 million of TIERS certificates.

Total Cash, Cash Equivalents and Credit Facility Availability

        The table below sets forth total cash, cash equivalents and availability under the DIP Facility of Mirant Corporation and its subsidiaries as of June 30, 2004, and December 31, 2003 (in millions):

	June 30, 2004	December 31, 2003
Cash and Cash Equivalents:
Debtors:
Mirant Corporation	$307	$467
Mirant Americas Generation(1)	101	115
Mirant Mid-Atlantic(1)	232	209
Mirant Americas Energy Marketing	41	161
Other subsidiaries	58	125

Total debtors cash and cash equivalents	739	1,077
Non-debtors	535	512

Total cash and cash equivalents	1,274	1,589
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries' debt agreements(2)	288	354

Total available cash and cash equivalents	986	1,235
Available under DIP Facility	247	279

Total cash, cash equivalents and credit facilities availability	$1,233	$1,514

(1)
Since filing for protection under Chapter 11, none of the debtors have made dividends or capital contributions. As discussed above, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court.

(2)
Amounts designated as "Cash required for operating working capital or other purposes or restricted by the subsidiaries' debt agreements" are estimated amounts. In addition, as of December 31, 2003, such amounts include $92 million held by certain Canadian subsidiaries that are subject to protection under the CCAA in Canada.

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

        On April 1, 2004, Mirant Kendall, LLC ("Mirant Kendall") applied to the Independent System Operator of New England ("ISO New England") to deactivate, as of October 1, 2004, a combustion turbine and three steam generation units located in Cambridge Massachusetts due to Mirant Kendall's determination that the units do not produce sufficient revenues under current market conditions to justify their continued operation at this time. On June 10, 2004, Mirant Kendall made a similar filing to deactivate its Kendall Jet #1 and to retire Kendall Jet #2. On June 25, 2004, the ISO New England did not approve Mirant Kendall's application to deactivate the three steam generation units, stating that two of the three steam generation units are needed to mitigate risk to the Kendall Substation area load, and only one of the steam generation units may be deactivated on October 1, 2004. On July 13, 2004, ISO New England determined that the deactivation of the combustion turbine will not have a significant effect upon the reliability or operating characteristics of the ISO New England's transmission system and Mirant Kendall may continue with its plan to deactivate the combustion turbine on October 1, 2004. On July 27, 2004, the ISO New England did not approve Mirant Kendall's application to deactivate Jet #1 stating that such deactivation would have a significant adverse effect on the reliability of the New England Power Pool system or of the systems of one or more other participants; namely the Kendall Substation area load. As with the July 13, 2004 rejection of the deactivation of two of the three steam generation units, Mirant must negotiate in good faith with the ISO New England regarding an agreement to avoid any adverse effect resulting from the deactivation of Jet #1. On July 27, 2004, the ISO New England determined that the deactivation of Jet #2 will not have a significant effect upon the reliability or operating characteristics of the ISO New England's transmission system or on the system of any other participant and Mirant Kendall may continue with its plan to deactivate Jet #2 on October 1, 2004.

        The Office of Utilities Regulation has approved a rate case to set rates for our Jamaica operations for the five years beginning June 2004 with interim adjustments indexed to inflation and foreign exchange rate movements. The new rates will result in an average increase of between 3% to 12% for customers, depending on their rate category.

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

        We classify certain derivatives or energy contracts into the following categories—asset management, optimization and legacy. All derivative instruments are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings, except for a limited number of transactions which qualify for use of accrual accounting. Also, certain derivative contracts are entered into under master netting agreements that provide us with legal right of offset in the event of default by the counterparty and are, therefore, reported net in our consolidated balance sheets.

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

        Because we use derivatives, our financial statements—including gross margin, operating income, balance sheet ratios and cash flow—are, at times, volatile and subject to fluctuations in value due to changes in commodity prices. These fluctuations include changes in fair value of derivative contracts and changes to working capital due to collateral requirements to support open derivative positions. The largest of our derivative instruments are the PEPCO PPAs. We expect continued changes in fair value over the terms of the contracts, the longest of which extends to 2021.

Bankruptcy Claims Assessment

        Our unaudited condensed consolidated financial statements include, as liabilities subject to compromise, the pre-petition liabilities recorded on our consolidated balance sheet at the time of our bankruptcy filing with the exception of the settlements approved by the Bankruptcy Court prior to June 30, 2004. In addition, we also reflect as liabilities subject to compromise the probable claim amount relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, debt and other. The probable claims estimate included in our June 30, 2004 consolidated financial statements is approximately $175 million. These probable claims require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court's ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants' supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change, as the claims are resolved in the Bankruptcy Court.

        The following table summarizes the proofs of claim filed in our Chapter 11 case as of June 30, 2004:

	Total number of Claims	Total Claims Exposure (in millions)
Total claims filed	7,957	$242,991
Less:
Redundant claims	5,874	227,144
Claims with basis for objection	38	1,643

Total claims	2,045	14,204

Additional scheduled liabilities		35

Total claims exposure		$14,239

        The amount of the proofs of claim net of redundancies and amounts for which we have identified a basis for objection totals approximately $14 billion, as summarized above. This amount plus approximately $2 billion of estimated liabilities for which claims have not been filed represents the total estimate of current claims exposure against the Mirant Debtors as of June 30, 2004. Of the $16 billion we have approximately $9 billion recorded as liabilities subject to compromise on our unaudited condensed balance sheet as of June 30, 2004. The most significant components of the $7 billion difference between the net claims exposure and the amount recorded as liabilities subject to compromise relate to litigation and rejected contract claims.

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

        The accounting estimates related to determining the fair value of long-lived assets require management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

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

        The accounting estimates related to determining the fair value of goodwill require management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

Litigation

        We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II, Item 1, "Legal Proceedings" and Note H to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

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

Commodity Price Risk

        In connection with our power generating business in North America, we are exposed to energy commodity price risk associated with the electricity we produce and sell, as well as the acquisition of fuel consumed to generate electricity. A portion of the electricity we produce is sold in the spot market and a portion of our fuel requirements are also purchased in the spot market. In addition, the open positions in our asset management, optimization and legacy portfolio activities also expose us to changes in energy commodity prices. As a result, our financial performance in North America varies depending on changes in the prices of commodities. See "Critical Accounting Policies and Estimates" for the accounting treatment for optimization trading and asset management activities.

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

        Energy contracts required to be reflected at fair value are presented as price risk management assets and liabilities in the accompanying consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. The fair value of the PEPCO PPAs related to our power purchase contracts which we account for as derivatives are included in liabilities subject to compromise on the accompanying consolidated balance sheet as of June 30, 2004 and December 31, 2003 due to our attempts to reject the agreements which are currently the subject of litigation.

        The volumetric weighted average maturity, or weighted average tenor, of the North American portfolio at June 30, 2004 was approximately 1 year. The net notional amount of the price risk management assets and liabilities at June 30, 2004 was a net short position of approximately 24 million equivalent MWhs.

        The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts during the three months ended June 30, 2004 (in millions).

	Optimization	Asset Management	Legacy	Total
Net fair value of portfolio at December 31, 2003	$30	$16	$(54)	$(8)
(Losses) gains recognized in the period, net	(3)	(122)	13	(112)
Contracts settled during the period, net	(11)	15	25	29
Other changes in fair value, net	2	—	—	2

Net fair value of portfolio at June 30, 2004	$18	$(91)	$(16)	$(89)

        The decrease in the net fair value of price risk management assets and liabilities related to our asset management activities relates primarily to 2004 and 2005 forward power contracts that, due to higher prices, resulted in unrealized losses for the three and six months ended June 30, 2004. These contracts are primarily being used to economically hedge the gross margin of our Mid-Atlantic operations.

        The fair values of our price risk management assets and liabilities, net of credit reserves, as of June 30, 2004 are included in the following table (in millions).

	Net Price Risk Management Assets/(Liabilities)
	Price Risk Management Assets Value at June 30, 2004	Price Risk Management Liabilities Value at June 30, 2004	Net Value at June 30, 2004
Electricity	$159	$(287)	$(128)
Natural gas	82	(76)	6
Crude oil	37	(6)	31
Other	4	(2)	2

Total	$282	$(371)	$(89)

        The following table represents the net price risk management assets and liabilities by tenor (in millions):

Net Price Risk Management Assets/(Liabilities) As of June 30, 2004
2004	$(63)
2005	(73)
2006	11
2007	10
2008	9
Thereafter	17

Net liabilities	$(89)

Value at Risk

        We continue to use VaR to summarize in dollar terms the market price risk we have and the potential loss in value of portions of our optimization portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. The average VaR related to our optimization activities, using various assumed holding periods and a 95% confidence interval, was $1.7 million for the six months ended June 30, 2004 and the VaR as of June 30, 2004 was $1.3 million.

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

        We manage the risk associated with asset management activities through a variety of methods. To ensure that hedge positions are risk reducing in nature, the Company measures the impact of each asset management transaction executed relative to the overall asset position, including previously executed hedge transactions, that it is designed to hedge. See "Critical Accounting Policies and Estimates" for accounting treatment for asset management and optimization trading activities.

Credit Risk

        Credit risk represents the loss that we would incur if counterparty fails to perform under its contractual obligations. We monitor credit concentration risk on both an individual basis and a group counterparty basis. The table below summarizes credit exposures by rating category as of June 30, 2004 (in millions, except percentages).

Credit Rating	Exposure	Collateral Held	Net Exposure	% of Net Exposure
AA/Aa2	$16	$—	$16	8%
A/A2	75	—	75	38
BBB/Baa2	100	26	74	38
BB/Ba2 or lower	50	21	29	15
Unrated	16	10	6	3
Less credit reserves	—	—	(4)	(2)

Total	$257	$57	$196	100%

Item 4.    Controls and Procedures

        As disclosed in previous filings, during 2002, our independent auditors identified a material control weakness related primarily to our North America energy marketing operations. Additionally, since 2002, we have identified various reportable conditions related to our structure of internal control over financial reporting. In order to address the above noted material weakness and reportable conditions, the Company implemented various procedures to mitigate the possibility of material error affecting the financial reporting process.

        We believe that all identified internal control deficiencies were mitigated in preparing this quarterly report.

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

PART II

Item 1.    Legal Proceedings

        The descriptions below update and should be read in conjunction with the complete descriptions in the section titled "Legal Proceedings" in the Company's Form 10-K for the period ended December 31, 2003 and Form 10-Q for the quarter ended March 31, 2004.

        California Attorney General Litigation:    On July 6, 2004, the United States Court of Appeals for the Ninth Circuit upheld the dismissal by the United States District Court for the Northern District of California of the civil suit filed on March 11, 2002 by the California Attorney General against Mirant and several of its wholly-owned subsidiaries. The lawsuit alleged that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The court of appeals ruled that the California Attorney General's claims under California's Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC's exclusive authority to set wholesale electric rates under the Federal Power Act.

        ERISA Litigation:    On June 14, 2004, the plaintiffs filed a motion seeking to amend their consolidated complaint to add as defendants Mirant Services, LLC and its board of managers. Mirant is opposing that request.

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

        In their August 28, 2003 motion, the Mirant Debtors also requested that the Bankruptcy Court enjoin the FERC from compelling the Mirant Debtors to perform under the Back-to-Back Agreement. On August 28, 2003, the Bankruptcy Court entered a temporary restraining order ("TRO") against PEPCO and the FERC. On September 8, 2003, the Office of the People's Counsel for the District of Columbia filed a complaint with the FERC seeking an order holding that the terms of the Back-to-Back Agreement may not be modified or terminated without the approval of the FERC. Also on September 8, 2003, the Public Service Commission of Maryland and the Maryland Office of People's Counsel filed a petition with the FERC seeking an order declaring that Mirant must continue to perform pursuant to the Back-to-Back Agreement with PEPCO. These filings by the Office of the People's Counsel for the District of Columbia, the Public Service Commission of Maryland and the Maryland Office of People's Counsel were withdrawn in February 2004. On September 17, 2003, the Bankruptcy Court entered an order extending the TRO and enjoining the FERC from issuing the orders requested by such administrative petitions filed with the FERC. On September 25, 2003, the Bankruptcy Court converted the TRO to a preliminary injunction. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by the Mirant Debtors seeking to reject the Back-to-Back Agreement and the proceedings in which the Bankruptcy Court had issued the preliminary injunction against the FERC.

        On December 23, 2003, the United States District Court for the Northern District of Texas denied the Mirant Debtors' motion seeking to reject the Back-to-Back Agreement. The District Court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC's jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC. In its December 23, 2003 order, the District Court also vacated the injunction granted by the Bankruptcy Court that restrained the FERC from acting with respect to the Back-to-Back Agreement. On August 4, 2004, the United States Court of Appeals for the Fifth Circuit reversed the District Court's December 23, 2003 decision dismissing the Mirant Debtor's motion to reject the Back-to-Back Agreement. The Court of Appeals ruled that the Bankruptcy Code does authorize the District Court to reject a contract for the sale of electricity that is subject to the FERC's regulation under the Federal Power Act as part of a bankruptcy proceeding and that the Federal Power Act does not preempt that authority. The Court of Appeals did not address the merits of the Mirant Debtor's motion to reject the Back-to-Back Agreement but remanded the proceeding to the District Court for further action on that motion. The Court of Appeals did indicate that on remand the District Court should consider applying a more rigorous standard than the business judgement standard typically applicable to contract rejection decisions by debtors in bankruptcy, which more rigorous standard would take into account the public interest in the transmission and sale of electricity. With respect to the injunctions issued by the Bankruptcy Court that were vacated by the District Court, the Court of Appeals ruled that the injunctive relief granted by the Bankruptcy Court exceeded its authority under the Bankruptcy Code. While the Court of Appeals found that the injunctive relief actually granted by the Bankruptcy Court was too broad, it did state that the concern expressed by the Bankruptcy Court, that the FERC could negate the Mirant Debtor's rejection of an executory contract by ordering the Mirant Debtors to continue to perform under the terms of the rejected contract, was a legitimate basis for injunctive relief.

        New York Tax Proceedings:    On July 7, 2004 and July 28, 2004, the New York Debtors entered into settlement agreements with certain of the taxing authorities resolving sixteen Tax Certiorari Proceedings related to the real property tax assessments for Mirant NY-Gen's Hillburn, Swinging Bridge, Mongaup, and Rio generating facilities for the years 2000 through 2003. The New York Debtors have not paid real property taxes on the New York generating facilities for 2003 totaling approximately $62 million. For 2003, these settlements reduce the equalized assessed value of the affected generating facilities significantly, resulting in a reduction in the amount of taxes owed by Mirant NY-Gen to the settling taxing authorities for those facilities from $2.9 million to $0.9 million. These reduced assessed values will also apply to tax years 2004, 2005, and 2006. The settlements also set reduced assessed values for the affected generating facilities for the years 2000 through 2002 that will result in refunds to Mirant NY-Gen totaling $2.4 million. The settlement agreements are subject to the approval of the Bankruptcy Court.

        Environmental Liabilities: In 2000, the State of New York issued a notice of violation to Orange and Rockland Utilities, Inc., the previous owner of Mirant New York's Lovett facility, concerning the air permitting and air emission control implications under the Environmental Protection Agency's new source review regulations promulgated under the Clean Air Act ("NSR") of the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that released Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the State of New York to Orange and Rockland Utilities, Inc. and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. Under the decree, Mirant New York commits to install on Lovett's two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide emissions, alkaline in-duct injection technology to reduce sulfur dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could exceed $100 million over the approximately five year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls. Mirant New York did not admit to any liability, and the consent decree does not impose any penalty on Mirant New York for alleged past violations. The District Court approved and entered the consent decree on October 9, 2003, and it was approved by the Bankruptcy Court on October 15, 2003. Under the consent decree, Mirant New York by August 1, 2004 was required to notify the State of New York whether it would convert Lovett Unit 5 to natural gas, install control technology on that unit, or discontinue the operation of that unit, and if Mirant New York elected to install control technology on that unit, to award construction contracts for such control technology. The consent decree also required Mirant New York to notify the State of New York by August 1, 2004 whether it would install a baghouse on Lovett Unit 4 or Lovett Unit 5 to reduce particulate emissions. On July 30, 2004, Mirant New York and the State of New York agreed to modify the consent decree to delay such notification requirements until August 1, 2005.

        California Department of Toxic Substances Control Claim:    On January 7, 2004, the California Department of Toxic Substances Control (the "Department") filed a proof of claim in the Mirant Debtors bankruptcy proceedings based on civil penalties for alleged non-compliance with state hazardous waste laws and regulations requiring proper documentation of financial assurance for the ultimate closure and post-closure costs, and third-party liability coverage related to Mirant's power plant in Pittsburg, California. The Department has calculated potential penalties to be approximately $400,000. The Department has not notified Mirant of the assessment of any penalties nor of the institution of any administrative action. At this time, Mirant cannot predict what the outcome of this claim will be.

        City of Alexandria Potential Zoning Action:    On June 22, 2004, the City Council for the City of Alexandria, Virginia adopted a resolution initiating certain zoning ordinance amendments and referring consideration of the amendments to the City Planning Commission for public hearing and consideration. Those amendments, if adopted, could result in the zoning status of Mirant Potomac River's generating plant being changed in a way that could require termination of the operation of the plant within a number of years that would be specified as part of the amendment process. The City Council also authorized institution of enforcement actions that would seek to revoke special use permits applicable to the administrative office space at Mirant Potomac River's plant and the plant's transportation management plan. Revocation of such permits would not materially impact plant production but could impact Mirant Potomac River's ability to obtain new permits for construction activities at the plant. The proceedings before the City Council also referred to the possible institution by the City of Alexandria of a suit against Mirant Potomac River for violation of the Clean Air Act based on the allegations underlying the notices of violation issued by the Virginia Department of Environmental Quality on September 10, 2003 and the EPA on January 22, 2004. Any such suit, however, would require further approval of the City Council before being instituted. The City Council also authorized the City to file an objection to any plan of reorganization that the Mirant Debtors file in the pending Chapter 11 proceedings that includes the continued operation of the Mirant Potomac River plant. Any action by the City Council that results in the termination of operation of the Mirant

Potomac River generating plant could have a material adverse effect upon the Company depending upon the timing of such termination.

        The Company is not aware of any other material developments in legal proceedings involving the Company or its subsidiaries since its report in Mirant's Annual Report on Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended March 31, 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits.

10.1	Employment Agreement with Michele Burns
10.2	Employment Agreement with Loyd (Aldie) Warnock
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)   Reports on Form 8-K

        During the six months ended June 30, 2004, the Company filed no Current Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2004.

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