Form 10-Q
period 2004-09-30
MIRANT CORP
filed 2004-11-08
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Mirant Corporation

(Exact name of registrant as specified in its charter)

Delaware	001-16107	58-2056305
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia	30338
(Address of Principal Executive Offices)	(Zip Code)
(678) 579-5000	www.mirant.com
(Registrant’s Telephone Number, Including Area Code)	(Web Page)

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

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at October 20, 2004 was 405,468,084.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

General Factors

•       legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; changes in state, federal and other regulations (including rate and other regulations); changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

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

•       excess market volatility or other market conditions that could increase our obligations to post collateral beyond amounts which are expected;

•       our inability to access effectively the over-the-counter and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset hedging and optimization activities as expected;

•       weather and other natural phenomena;

•       war, terrorist activities or the occurrence of a catastrophic loss;

•       deterioration in the financial condition of our customers or counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us; and

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2003 (“Form 10-K”), Form 10-Q for the quarter ended March 31, 2004 and Form 10-Q for the quarter ended June 30, 2004.

Bankruptcy-Related Factors

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed on July 14, 2003, July 15, 2003, August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation and substantially all of its wholly-owned and certain non-wholly-owned U.S. subsidiaries under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”);

•       the effects of the Chapter 11 proceedings on our liquidity and results of operations;

•       the instructions, orders and decisions of the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) and other effects of legal and administrative proceedings, settlements, investigations and claims;

•       our ability to operate pursuant to the terms of our debtor-in-possession financing agreement;

•       our ability to successfully reject unfavorable contracts;

•       the disposition of unliquidated claims against us;

•       our ability to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations;

•       the effects of changes in our organizational structure in conjunction with our emergence from Chapter 11 protection; and

•       the duration of our Chapter 11 proceedings.

The ultimate outcome of matters with respect to which we make forward looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities, common stock and other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the liabilities and/or securities of Mirant Corporation, Mirant Americas Generation, LLC (“Mirant Americas Generation”) and Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report.

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our consolidated financial statements, other factors that could affect our future performance (business, financial condition or results of operations and cash flows) are set forth in the Form 10-K.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Operating Revenues:
Generation	$983	$1,461	$3,141	$3,922
Integrated utilities and distribution	147	134	417	390
Net trading revenue	(9)	—	11	39
Total operating revenues	1,121	1,595	3,569	4,351
Cost of fuel, electricity and other products	584	992	2,085	2,793
Gross Margin	537	603	1,484	1,558
Operating Expenses:
Operations and maintenance	239	262	734	846
Depreciation and amortization	77	87	231	258
Impairment losses and restructuring charges (credits)	9	(2)	16	2,086
Loss (gain) on sales of assets, net	65	(23)	50	(49)
Total operating expenses	390	324	1,031	3,141
Operating Income (Loss)	147	279	453	(1,583)
Other (Expense) Income, net:
Interest expense	(32)	(54)	(98)	(349)
Interest rate hedging losses	—	(94)	—	(110)
Equity in income of affiliates	6	8	19	23
Interest income	3	5	8	22
Other, net	3	(8)	35	24
Total other expense, net	(20)	(143)	(36)	(390)
Income (Loss) From Continuing Operations Before Reorganization Items, Income Taxes and Minority Interest	127	136	417	(1,973)
Reorganization items, net	62	182	192	182
Provision (benefit) for income taxes	17	(26)	49	7
Minority interest	5	13	17	36
Income (Loss) From Continuing Operations	43	(33)	159	(2,198)
Loss from Discontinued Operations, net of tax	(11)	—	(65)	(37)
Income (Loss) Before Cumulative Effect of Changes in Accounting Principles	32	(33)	94	(2,235)
Cumulative Effect of Changes in Accounting Principles, net of tax	—	—	—	(28)
Net Income (Loss)	$32	$(33)	$94	$(2,263)
Earnings (Loss) Per Share:
Basic and Diluted:
From continuing operations	$0.11	$(0.08)	$0.39	$(5.43)
From discontinued operations	(0.03)	—	(0.16)	(0.09)
From cumulative effect of changes in accounting principles	—	—	—	(0.07)
Net income (loss)	$0.08	$(0.08)	$0.23	$(5.59)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2004	At December 31, 2003
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,541	$1,587
Funds on deposit	201	150
Receivables, net	988	1,316
Price risk management assets	201	104
Inventories	284	286
Assets held for sale	203	312
Other	283	335
Total current assets	3,701	4,090
Property, Plant and Equipment, net	6,254	6,475
Noncurrent Assets:
Goodwill	587	587
Other intangible assets, net	272	293
Investments	247	267
Price risk management assets	142	135
Funds on deposit	135	49
Other	467	377
Total noncurrent assets	1,850	1,708
Total Assets	$11,805	$12,273
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Short-term debt	$17	$28
Current portion of long-term debt	212	256
Accounts payable and accrued liabilities	598	754
Price risk management liabilities	244	151
Transition power agreements and other obligations	74	353
Other	213	177
Total current liabilities	1,358	1,719
Noncurrent Liabilities:
Long-term debt	1,161	1,282
Price risk management liabilities	166	96
Transition power agreements and other obligations	6	54
Other	738	699
Total noncurrent liabilities	2,071	2,131
Liabilities Subject to Compromise	8,933	9,077
Minority Interest in Subsidiary Companies	169	169
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value, per share Authorized—2,000,000,000 shares Issued—September 30, 2004: 405,568,084 shares —December 31, 2003: 405,568,084 shares Treasury—September 30, 2004: 100,000 shares —December 31, 2003: 100,000 shares	4	4
Additional paid-in capital	4,918	4,918
Accumulated deficit	(5,585)	(5,679)
Accumulated other comprehensive loss	(61)	(64)
Treasury stock, at cost	(2)	(2)
Total stockholders’ deficit	(726)	(823)
Total Liabilities and Stockholders’ Deficit	$11,805	$12,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	(in millions)
Balance, December 31, 2003	$4	$4,918	$(5,679)	$(64)	$(2)
Net income			94
Other comprehensive income				3
Balance, September 30, 2004	$4	$4,918	$(5,585)	$(61)	$(2)

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Net income (loss)	$94	$(2,263)
Other comprehensive (loss) income, net of tax, beginning of period
Net change in fair value of derivative hedging instruments	—	(2)
Reclassification of TIERS investment unrealized gains to earnings	(7)	—
Reclassification of derivative net gains to earnings	—	70
Cumulative translation adjustment	5	(9)
Unrealized gain (loss) on TIERS investments	5	(5)
Other comprehensive income, net of tax	3	54
Total Comprehensive Income (Loss)	$97	$(2,209)

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$94	$(2,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of affiliates	(19)	(23)
Dividends received from equity investments	15	16
Non-cash charges for reorganization items	137	162
Cumulative effect of changes in accounting principles	—	28
Depreciation and amortization	240	274
Amortization of obligations under energy delivery and purchase commitments	(288)	(356)
Impairment losses and restructuring charges	55	2,071
Price risk management activities, net	(93)	206
Deferred income taxes	12	(27)
Loss (gain) on sales of assets	50	(27)
Minority interest	17	27
Interest rate hedging losses	—	110
Other, net	6	36
Changes in operating assets and liabilities, excluding effects from acquisitions:
Receivables, net	143	119
Other current assets	(56)	121
Other assets	7	(37)
Accounts payable and accrued liabilities	(273)	(297)
Taxes accrued	41	(56)
Other current liabilities	(24)	(76)
Other liabilities	4	12
Total adjustments	(26)	2,283
Net cash provided by operating activities	68	20
Cash Flows from Investing Activities:
Capital expenditures	(94)	(444)
Cash paid for acquisitions	(21)	(61)
Issuance of notes receivable	—	(27)
Repayments on notes receivable	1	98
Proceeds from the sales of assets	3	297
Cash paid related to disposition	(12)	—
Other	—	4
Net cash used in investing activities	(123)	(133)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	266	307
Repayment of long-term debt	(192)	(289)
Proceeds from issuance of common stock	—	2
Capital contributions from minority interest owners	—	8
Payment of dividends to minority interests	(8)	(5)
Repayment of short-term debt, net	(11)	(36)
Purchase of TIERS Certificates	—	(51)
Change in debt service reserve fund	(46)	43
Other	—	4
Net cash provided by (used in) financing activities	9	(17)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	5
Net Decrease in Cash and Cash Equivalents	(46)	(125)
Cash and Cash Equivalents, beginning of period	1,587	1,706
Cash and Cash Equivalents, end of period	$1,541	$1,581
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$101	$359
Cash paid for income taxes, net	$31	$13
Cash paid for reorganization items	$77	$12

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

A.   Description of Business and Chapter 11 Proceedings

Overview

Mirant Corporation (formerly Southern Energy, Inc.) together with its subsidiaries (collectively, “Mirant” or the “Company”) is an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company (“Southern”). The Company’s revenues are primarily generated through the production of electricity in the U.S., the Philippines and the Caribbean. As of September 30, 2004, Mirant owned or leased more than 18,000 megawatts (“MW”) of electric generating capacity.

Mirant manages its business through two principal operating segments. The Company’s North America segment consists of power generation and trading and marketing operations. In North America, the Company trades and markets energy commodities to manage the financial performance of its power generation business and to enter into other energy trading positions, primarily in regions where it owns generating facilities or other physical assets. The Company’s International segment includes power generation businesses in the Philippines, Curacao and Trinidad and Tobago, and integrated utilities in the Bahamas and Jamaica. In the Philippines, over 80% of Mirant’s generation output is sold under long-term contracts.

Proceedings under Chapter 11 of the Bankruptcy Code

On July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), Mirant and 74 of its wholly-owned subsidiaries in the United States (collectively, the “Original Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 18, 2003, October 3, 2003 and November 18, 2003, four additional wholly-owned subsidiaries and four affiliates of Mirant commenced Chapter 11 cases under the Bankruptcy Code (together with the Original Debtors, the “Mirant Debtors”). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

Additionally, on the Petition Date, certain of Mirant’s Canadian subsidiaries, Mirant Canada Energy Marketing, Ltd. and Mirant Canada Marketing Investments, Inc. (together, the “Mirant Canadian Subsidiaries”),  filed an application for creditor protection under the Companies Creditors’ Arrangement Act in Canada (“CCAA”), which, like Chapter 11, allows for reorganization under the protection of the court system. The Mirant Canadian Subsidiaries emerged from creditor protection on May 21, 2004. The accounting for their emergence is reflected in this report and did not have a material impact on the Company’s operating results.

Mirant’s businesses in the Philippines and the Caribbean were not included in the Chapter 11 filings.

The Mirant Debtors are operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, as well as other applicable laws and rules. In general, as debtors-in-possession, each of the Mirant Debtors is authorized under the Bankruptcy

Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Office of the United States Trustee has established a committee of unsecured creditors for Mirant and a committee of unsecured creditors for Mirant Americas Generation (collectively, the “Creditor Committees”). The Office of the United States Trustee has also established a committee of equity securities holders of Mirant  (the “Equity Committee” and, collectively with the Creditor Committees, the “Statutory Committees”). Pursuant to an order of the Bankruptcy Court, the Office of the United States Trustee appointed an examiner (the “Examiner”) in these cases to analyze certain potential causes of action and act as a mediator with respect to certain disputes that may arise among the Mirant Debtors, the Statutory Committees and other parties in interest.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization currently being developed by the Mirant Debtors in the bankruptcy proceedings. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power.

Under the Bankruptcy Code, the Mirant Debtors also have the right to assume, assign or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. The Mirant Debtors are continuing to evaluate their executory contracts in order to determine which contracts will be assumed, assigned or rejected.

Pursuant to a motion filed under section 502(c) of the Bankruptcy Code (the “Estimation Motion”), the Mirant Debtors requested that the Bankruptcy Court enter an order (1) establishing procedures for estimating proofs of claim under section 502(c) of the Bankruptcy Code and (2) directing that such estimation be binding for all purposes, including voting on, feasibility of and distribution under a Chapter 11 plan for the Mirant Debtors. Section 502(c) of the Bankruptcy Code directs a bankruptcy court to estimate “any contingent or unliquidated claim, the fixing or liquidation of which, as the case may be, would unduly delay the administration of the case.”  In an order issued October 22, 2004, the Bankruptcy Court granted the Estimation Motion and, in an order entered October 26, 2004 (the “Ruling”), it approved proposed estimation procedures for the Mirant Debtors. The Ruling directed the Mirant Debtors, by October 18, 2004, to file pleadings with the Bankruptcy Court formally contesting, or serve claimants with a notice of intent to contest, claims that the Mirant Debtors may seek to estimate pursuant to section 502(c) of the Bankruptcy Code for purposes of distribution under a Chapter 11 plan. On or before October 18, 2004, the Mirant Debtors filed approximately sixty material claim objections and three notices of intent to contest claims.

The Ruling also established a schedule for adjudicating claim objections during the period from October 18, 2004 through March 4, 2005. Pursuant to the Ruling, discovery related to such objections must be completed by December 31, 2004. The Bankruptcy Court will hold trials of claim objections beginning on January 18, 2005 and continuing through February 24, 2005.

According to the Ruling, the Mirant Debtors may not seek to estimate any claim for distribution purposes under a Chapter 11 plan unless the Mirant Debtors file (1) a notice that the Mirant Debtors intend to seek to estimate such claim on or before November 5, 2004; and (2) a motion seeking approval to estimate such claim by January 3, 2005. In the estimation motion that must be filed by January 3, 2005, the Mirant Debtors must demonstrate that the estimation of such claim meets the requirements of Bankruptcy Code section 502(c). The Bankruptcy Court will hold estimation hearings during the period February 25,

2005 through March 4, 2005. On November 1, 2004, Potomac Electric Power Company (“PEPCO”) filed a notice of appeal of the Ruling.

At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on the business of the Mirant Debtors, or if and when some or all of the Mirant Debtors may emerge from Bankruptcy Court protection under Chapter 11. The Mirant Debtors’ future results depend on the timely and successful development, confirmation and implementation of a plan of reorganization. There can be no assurance that a successful plan or plans of reorganization will be proposed by the Mirant Debtors, supported by the Mirant Debtors’ creditors or security holders or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The rights and claims of various creditors and security holders will be determined by the applicable plans as well. Under the priority scheme established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before equity security holders are entitled to any distributions. The ultimate recovery to creditors and equity security holders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies, and it is possible that the equity interests in Mirant and the other Mirant Debtors or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Whether or not a plan or plans of reorganization are approved, it is possible that the assets of any one or more of the Mirant Debtors may be liquidated.

B.   Accounting and Reporting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. All amounts are presented in U.S. dollars unless otherwise noted.

Accounting for Reorganization

The accompanying unaudited condensed consolidated financial statements of Mirant have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Mirant’s unaudited condensed consolidated financial statements do not reflect adjustments that might be required if Mirant (or any of the Mirant Debtors) is unable to continue as a going concern.

Mirant Debtors include all entities that filed for Chapter 11 protection in 2003. “Non-Debtors” include the Company’s businesses in the Caribbean and Philippines that are generally not affected by the bankruptcy filings, as well as certain non wholly-owned subsidiaries and the Mirant Canadian Subsidiaries which emerged from CCAA creditor protection in May 2004. Unaudited condensed combined financial statements of the Mirant Debtors and Non-Debtors for the three and nine months ended September 30, 2004 are set forth below.

Unaudited Condensed Combined Statement of Operations Data
For the Three Months ended September 30, 2004
(in millions)

	Mirant Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$858	$266	$(3)	$1,121
Cost of fuel, electricity and other products	511	75	(2)	584
Operating expenses	285	105	—	390
Operating income (loss)	62	86	(1)	147
Other income (expense), net	5	(17)	(8)	(20)
Reorganization items, net	59	2 *	1	62
(Benefit) provision for income taxes	(28)	45	—	17
Minority interest	—	5	—	5
Loss from discontinued operations, net	(4)	(7)	—	(11)
Net income (loss)	$32	$10	$(10)	$32

*                    Represents corporate reorganization expenses allocated to international subsidiaries

Unaudited Condensed Combined Statement of Operations Data
For the Nine Months ended September 30, 2004
(in millions)

	Mirant Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$2,800	$773	$(4)	$3,569
Cost of fuel, electricity and other products	1,874	213	(2)	2,085
Operating expenses	723	309	(1)	1,031
Operating income (loss)	203	251	(1)	453
Other income (expense), net	30	(57)	(9)	(36)
Reorganization items, net	185	6 *	1	192
(Benefit) provision for income taxes	(64)	113	—	49
Minority interest	—	17	—	17
Loss from discontinued operations, net	(18)	(47)	—	(65)
Net income (loss)	$94	$11	$(11)	$94

*                    Represents corporate reorganization expenses allocated to international subsidiaries

Unaudited Condensed Combined Balance Sheet Data
September 30, 2004
(in millions)

	Mirant Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current assets	$2,654	$1,235	$(188)	$3,701
Intercompany receivables	733	570	(1,303)	—
Property, plant and equipment, net	4,056	2,198	—	6,254
Intangible assets, net	264	595	—	859
Investments	2,318	228	(2,299)	247
Other	306	438	—	744
Total assets	$10,331	$5,264	$(3,790)	$11,805
Liabilities not subject to compromise:
Current liabilities	$916	$444	$(2)	$1,358
Intercompany payables	322	732	(1,054)	—
Other noncurrent liabilities	472	439	(1)	910
Long-term debt	185	976	—	1,161
Liabilities subject to compromise	9,256	111	(434)	8,933
Minority interest	—	169	—	169
Stockholders’ (deficit) equity	(820)	2,393	(2,299)	(726)
Total liabilities and stockholders’ (deficit) equity	$10,331	$5,264	$(3,790)	$11,805

Unaudited Condensed Combined Statement of Cash Flows Data
For the Nine Months ended September 30, 2004
(in millions)

	Mirant Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Net cash (used in) provided by:
Operating activities	$(254)	$435	$(113)	$68
Investing activities	(105)	(6)	(12)	(123)
Financing activities	317	(433)	125	9
Net (decrease) increase in cash and cash equivalents	(42)	(4)	—	(46)
Cash and cash equivalents, beginning of period	1,076	511	—	1,587
Cash and cash equivalents, end of period	$1,034	$507	$—	$1,541
Cash paid for reorganization items	$77	$—	$—	$77

Classification of Liabilities as “Liabilities Not Subject to Compromise” Versus “Liabilities Subject to Compromise.”

“Liabilities subject to compromise” include certain liabilities incurred prior to the Petition Date. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimates of known or potential claims against Mirant Debtors that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejections of executory contracts and unexpired leases, and determinations as to the value of any collateral securing claims, proofs of claim, or other events. The fair value of a Mirant Debtor’s assets may be lower than its liabilities. This fact could result in liabilities being settled at less than 100% of their face value and the equity of Mirant’s stockholders being diluted or eliminated entirely.

“Liabilities not subject to compromise” include: (1) liabilities of Non-Debtor entities; (2) liabilities incurred after the Petition Date; (3) liabilities incurred prior to the Petition Date that the Mirant Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved; (4) liabilities related to pre-petition contracts that have not been rejected; and (5) liabilities incurred prior to the Petition Date that have been approved for payment by the Bankruptcy Court and that the Mirant Debtors expect to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee-related items (e.g., salaries, vacation and medical benefits).

The classification of “liabilities not subject to compromise” versus “liabilities subject to compromise” is based on currently available information and analysis. As the bankruptcy cases proceed and additional information and analysis is completed or, as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant.

The amounts subject to compromise at September 30, 2004 and December 31, 2003, consisted of the following items (in millions):

Items, absent the bankruptcy filings, that would have been considered current at:

	September 30, 2004	December 31, 2003
Accounts payable and accrued liabilities	$997	$1,102
Current portion of long-term debt	3,030	2,500
Price risk management liabilities	73	133

Items, absent the bankruptcy filings, that would have been considered noncurrent at:

Long-term debt	3,975	4,361
Price risk management liabilities	483	575
Note payable to Mirant Trust I	356	356
Other noncurrent liabilities	19	50
Total	$8,933	$9,077

The price risk management liabilities included in liabilities subject to compromise relate to power purchase agreements. The $152 million decrease in these liabilities from December 31, 2003 to September 30, 2004 relates to purchases made under the power purchase agreements during the nine months ended September 30, 2004 and to changes in the fair value of the remaining obligation as of September 30, 2004 due to changes in forward power prices.

As of September 30, 2004, accounts payable and accrued liabilities above are net of approximately $131 million of pre-petition accounts receivable due from counterparties with which the Mirant Debtors have netting agreements.

During the first quarter of 2003, Mirant paid $51 million to purchase $83 million in aggregate principal amount of TIERS Fixed Rate Certificates (the “TIERS Certificates”). The TIERS Certificates were issued by a third party trust (the “Trust”) and were secured by $400 million aggregate principal amount of Mirant’s 2.5% convertible senior debentures due 2021 (the “Mirant Debentures”). On June 15, 2004, the Trust was terminated in accordance with the terms of the Trust agreement and the Mirant Debentures were distributed to holders of the TIERS Certificates. The Company received $83 million of the Mirant Debentures upon liquidation of the Trust. The acquisition of the Mirant Debentures was accounted for as an extinguishment of $83 million of debt. Mirant recognized a $38 million gain on the extinguishment of debt during the nine months ended September 30, 2004, which is reflected in other income (expense), net in the unaudited condensed consolidated statements of operations.

On August 29, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the tolling agreement with Perryville Energy Partners, LLC (“Perryville”), under which Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) paid a fixed capacity payment and supplied the natural gas needed to fuel the Perryville generation facility in exchange for the right to own and market the facility’s output. The rejection was approved by the Bankruptcy Court on September 15, 2003. Perryville filed claims in excess of $1 billion against the Mirant Debtors as a result of the rejection. Mirant Americas Energy Marketing has filed an objection to the Perryville claims and the Mirant Debtors are investigating the nature, scope and defenses to such claims. The Company has recorded an estimated damage claim related to the rejection of the tolling agreement of approximately $80 million as of September 30, 2004. Approximately $43 million of the $80 million recorded represents the Company’s estimate of the out-of-market value of the tolling agreement (after netting of $99 million of debt owed by Perryville to Mirant Americas, Inc.). The balance of the $80 million liability reflects the uncertainties associated with the ongoing litigation of the Perryville claims and the potential for an adverse outcome of the litigation. The amount recorded is included in accounts payable and accrued liabilities within liabilities subject to compromise.

Interest Expense

The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $131 million and $388 million for the three and nine months ended September 30, 2004, respectively. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $107 million for the three and nine months ended September 30, 2003, respectively. Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through September 30, 2004 is approximately $623 million.

Reorganization Items

Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. For the three and nine months ended September 30, 2004 and 2003, the following were the significant items within this category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Estimated claims and losses on rejected and amended contracts	$44	$166	$134	$166
Professional fees and administrative expense	22	18	74	18
Interest income	(4)	(2)	(9)	(2)
Other gains, net	—	—	(7)	—
Total	$62	$182	$192	$182

Estimated claims and losses on rejected and amended contracts relate primarily to rejected energy contracts, such as tolling agreements, gas transportation and electric transmission contracts. Also included in this amount for the nine months ended September 30, 2004 is an $11 million gain on the lease amendment to the Company’s corporate headquarters lease and a $33 million charge in forfeited prepayments and impairments of certain purchased intangible assets related to the previous long-term service agreements (“LTSAs”) for certain combustion turbine generation facilities.

Professional fees and administrative expense relate to legal, accounting and other professional costs directly associated with the reorganization process. Approximately $14 million and $30 million of the professional fees and administrative expense for the three and nine months ended September 30, 2004, respectively, relate to advisors of the Statutory Committees.

Other gains, net for the nine months ended September 30, 2004 includes a gain on settlements of accounts payable of $7 million upon emergence of the Mirant Canadian Subsidiaries from creditor protection.

Cumulative Effect of Changes in Accounting Principles

In October 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 02-03, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” to rescind EITF Issue 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Accordingly, energy-related contracts that are not accounted for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), such as transportation contracts, storage contracts and tolling agreements, are required to be accounted for as executory contracts using the accrual method of accounting and not fair value. Energy-related contracts that meet the definition of a derivative pursuant to SFAS No. 133 continue to be carried at fair value. In addition, the EITF observed that accounting for energy-related inventory at fair value by analogy to the consensus on EITF Issue 98-10 is not appropriate and that such inventory is not to be recognized at fair value. As a result of the consensus on EITF Issue 02-03, all non-derivative energy trading contracts on the consolidated balance sheet as of January 1, 2003 that existed on October 25, 2002 and energy-related inventories that were recorded at fair value have been adjusted to historical cost resulting in a cumulative effect adjustment of $25 million, net of tax, which was recorded in the first quarter of 2003.

The Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective January 1, 2003, relating to costs associated with legal obligations to retire tangible, long-lived assets, referred to as asset retirement obligations. Asset retirement obligations are recorded at fair value in the period in which they are incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. In the first quarter of 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of approximately $3 million, net of tax, related to the adoption of this accounting standard.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46R”). FIN 46R addresses the consolidation by business enterprises of variable interest entities (“VIEs”), as defined in FIN 46R. FIN 46R expands existing accounting guidance regarding when a company should consolidate in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements applied immediately to Special Purpose Entities (“SPEs”) in 2003 and to all other VIEs no later than the end of the first reporting period ending after March 15, 2004. At December 31, 2003, the Company deconsolidated Mirant Trust I, an SPE, and began accounting for its interest in Mirant Trust I using the equity method of accounting pursuant to FIN 46R.

As of March 31, 2004, the Company applied the consolidation requirements of FIN 46R to all interests it has in non-SPE VIEs. The effect of the Company’s adoption of FIN 46R with respect to these VIEs was not material to the Company’s consolidated results of operations, cash flows or financial position.

The Company has held a minority equity interest in a non-consolidated VIE since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and has total assets of approximately $103 million at September 30, 2004. The Company believes that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company’s carrying value of its investment in the VIE at September 30, 2004 of approximately $54 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$32	$(33)	$94	$(2,263)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(8)	(9)	(21)
Pro forma net (loss)	$29	$(41)	$85	$(2,284)
Income (loss) per share:
Basic—as reported	$0.08	$(0.08)	$0.23	$(5.59)
Basic—pro forma	$0.07	$(0.10)	$0.21	$(5.64)
Diluted—as reported	$0.08	$(0.08)	$0.23	$(5.59)
Diluted—pro forma	$0.07	$(0.10)	$0.21	$(5.64)

C.   Assets Held for Sale

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or are expected to be disposed of in the next year. Loss from discontinued operations for the three and nine months ended September 30, 2004 includes the following components of the Company: the 548 MW Wrightsville generating facility in Arkansas (“Wrightsville”) and the Company’s 50% undivided interest in the 241 MW combined cycle natural gas-fired Coyote Springs 2 generating facility in Oregon (“Coyote Springs 2”).

Loss from discontinued operations for the three and nine months ended September 30, 2003 includes the generation facilities held for sale as of September 30, 2004, as well as the following components of the Company that were disposed of in 2003: Mirant Europe B.V., the Neenah generating facility in Wisconsin, the Tanguisson generating facility in Guam and investments held by Mirant Americas Energy Capital, LP (“Mirant Americas Energy Capital”) and Mirant Canada Energy Capital, Ltd. (“Mirant Canada Energy Capital”).

A summary of the operating results for these discontinued operations for the three and nine months ended September 30, 2004 and 2003 follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Operating revenues	$—	$16	$—		$10
Cost of fuel, electricity and other products	—	12	—		5
Gross Margin	—	4	—		$5
Operating expenses, including other (expense) income, net	(2)	(3)	(56	)*	(38)
(Loss) income before income taxes, reorganization items and minority interest	(2)	1	(56)		(33)
Income tax benefit	—	(1)	—		(3)
Reorganization items, net	9	—	9		—
Minority interest	—	2	—		7
Net (loss)	$(11)	$—	$(65)		$(37)

*                    For the nine months ended September 30, 2004, an impairment charge of approximately $48 million was recorded related to Coyote Springs 2.

Current assets and liabilities held for sale include discontinued operations and other assets that the Company expects to dispose of in the next year.

The table below presents the components of the balance sheet accounts classified as current assets and liabilities held for sale as of September 30, 2004 and December 31, 2003 (in millions):

	September 30, 2004	December 31, 2003
Current Assets:
Current assets	$7	$11
Property, plant and equipment	187	292
Other assets	9	9
Total current assets held for sale	$203	$312
Current Liabilities:
Current liabilities	$1	$—
Liabilities subject to compromise	8	7
Total current liabilities related to assets held for sale	$9	$7

Total current liabilities related to assets held for sale are included in other current liabilities in the condensed consolidated balance sheets.

The following tables present the effects of the reclassifications in the previously presented unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and unaudited condensed balance sheet as of December 31, 2003 (in millions).

	Three Months Ended September 30, 2003
	As Previously Presented	Reclassification	As Presented
Operating revenues	$1,611	$(16)	$1,595
Cost of fuel, electricity and other products	1,004	(12)	992
Gross Margin	607	(4)	603
Operating expenses	329	(5)	324
Operating income	278	1	279
Other expense, net	(143)	—	(143)
Income before reorganization items, income taxes and minority interest	135	1	136
Reorganization items, net	182	—	182
Income tax (benefit) expense	(27)	1	(26)
Minority interest	15	(2)	13
(Loss) income from continuing operations	(35)	2	(33)
Income (loss) from discontinued operations, net of tax	2	(2)	—
Net (loss)	$(33)	$—	$(33)

	Nine Months Ended September 30, 2003
	As Previously Presented	Reclassification	As Presented
Operating revenues	$4,357	$(6)	$4,351
Cost of fuel, electricity and other products	2,798	(5)	2,793
Gross Margin	1,559	(1)	1,558
Operating expenses	3,154	(13)	3,141
Operating (loss) income	(1,595)	12	(1,583)
Other expense, net	(390)	—	(390)
(Loss) income before reorganization items, income taxes and minority interest	(1,985)	12	(1,973)
Reorganization items, net	182	—	182
Income tax expense	5	2	7
Minority interest	43	(7)	36
(Loss) income from continuing operations	(2,215)	17	(2,198)
Loss from discontinued operations, net of tax	(20)	(17)	(37)
Cumulative effect of changes in accounting principles, net of tax	(28)	—	(28)
Net (loss)	$(2,263)	$—	$(2,263)

	As of December 31, 2003
	As Previously Presented	Reclassification	As Presented
Cash and cash equivalents	$1,589	$(2)	$1,587
Funds on deposit, current	150	—	150
Receivables, net	1,319	(3)	1,316
Price risk management assets, current	104	—	104
Inventories	288	(2)	286
Assets held for sale	—	312	312
Other current assets	339	(4)	335
Property, plant and equipment, net	6,767	(292)	6,475
Goodwill	587	—	587
Other Intangible assets, net	293	—	293
Investments	267	—	267
Price risk management assets, noncurrent	135	—	135
Funds on deposit, noncurrent	49	—	49
Other noncurrent assets	386	(9)	377
Total assets	$12,273	$—	$12,273
Current liabilities	$1,542	$—	$1,542
Other current liabilities	170	7	177
Total noncurrent liabilities	2,131	—	2,131
Liabilities subject to compromise	9,084	(7)	9,077
Minority interest	169	—	169
Stockholders’ deficit	(823)	—	(823)
Total liabilities and stockholders’ deficit	$12,273	$—	$12,273

D.   Price Risk Management Assets and Liabilities

The fair values of Mirant’s price risk management assets and liabilities, net of credit reserves, as of September 30, 2004, are included in the following table (in millions).

	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
Electricity	$47	$102	$151	$126
Natural gas	56	31	50	26
Crude oil	103	9	41	14
Other	(5)	—	2	—
Total	$201	$142	$244	$166

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2004, was approximately 1 year. The net notional amount of the price risk management assets and liabilities at September 30, 2004 was a net short position of approximately 19 million equivalent megawatt-hours (“MWhs”).

E.   Dispositions and Acquisitions

The following developments regarding dispositions and acquisitions occurred during the nine months ended September 30, 2004.

Sual Project

The Sual project shareholder agreement grants minority shareholders put option rights such that they can require Mirant Asia-Pacific Limited and /or certain of its subsidiaries to purchase the minority shareholders’ interests in the project. In February 2004, a minority shareholder of the Sual project served notice to exercise its put option pursuant to the Sual project shareholder agreement. In March 2004, our Philippines business paid approximately $21 million to acquire this additional 2.94% ownership interest in the Sual project. The remaining minority interest subject to the Sual put agreement, which expires in December 2005, is 5.15%.

Mirant Canada Operations

In March 2004, Mirant closed on agreements to dispose of its Canadian natural gas transportation contracts and certain natural gas marketing contracts. As part of the sale agreements, Mirant paid approximately $12 million to have a third party assume these contracts, which released $28 million in liabilities related to such contracts. The resulting $16 million gain is reflected in loss (gain) on sales of assets, net for the nine months ended September 30, 2004 in the unaudited condensed consolidated statement of operations.

Coyote Springs 2

In October 2004, Mirant Oregon LLC (“Mirant Oregon”), a wholly-owned subsidiary of Mirant, entered into an agreement to sell its 50 percent undivided interest in Coyote Springs 2 to Avista Energy, subject to Bankruptcy Court and regulatory approval. The sales price will be subject to other bids through an auction process. The closing is also conditioned upon receipt of certain regulatory approvals. In the second quarter of 2004, the Company recognized an impairment of $48 million related to the Coyote Springs 2 project. This amount is included in loss from discontinued operations for the nine months ended September 30, 2004 in the unaudited condensed consolidated statement of operations. The Company expects to complete the sale in December 2004.

Wrightsville

During the third quarter of 2004, the Company negotiated a non-binding term sheet to sell its generating facility in Wrightsville, Arkansas. This facility is currently mothballed (temporarily shutdown). The Company expects proceeds from this sale to approximate book value as of September 30, 2004. The Company is currently negotiating a purchase and sale agreement with respect to this asset and, subject to Bankruptcy Court and other approvals, expects to complete the sale by September 30, 2005.

Other Asset Sales

During the third quarter of 2004, the Company committed to dispose of three natural gas turbines related to a suspended construction project. On October 6, 2004, the Company entered into an agreement to sell these turbines, subject to Bankruptcy Court approval. In the three and nine months ended September 30, 2004, the Company recognized an estimated loss related to these turbines of $65 million in loss (gain) on sales of assets, net in the unaudited condensed consolidated statement of operations. The Company expects to complete the sale in December 2004.

F.   Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance at September 30, 2004 relates to its International operating segment. There were no changes in goodwill for the nine months ended September 30, 2004.

As a result of two credit rating downgrades, public opposition to Mirant’s restructuring proposals, material unfavorable variances to its prior business plan through the second quarter of 2003 and a lawsuit filed against its restructuring proposal by Mirant Americas Generation bondholders, Mirant reassessed its goodwill for impairment at June 30, 2003 related to its North America reporting unit. The results of the analysis indicated that a goodwill impairment existed at June 30, 2003. A detailed impairment analysis indicated that all of the North America goodwill was impaired and accordingly, Mirant recorded an impairment charge of $2.1 billion, which is reflected as an impairment loss in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2003.

The Company is in the process of performing its annual assessment of goodwill as of October 31, 2004. The preliminary results of this assessment indicate that a potential impairment of the goodwill related to the Company’s Asia reporting unit may be required due to an increase in the discount rate as a result of a downgrade of the Philippines’ government credit rating and an increase in the effective cash tax rate assumptions compared to the prior year. The amount of any impairment charge, if required, will be recognized in the fourth quarter of 2004 and will be calculated as the difference between the implied fair value of the reporting unit’s goodwill and its carrying value. The Asia reporting unit’s goodwill balance is $582 million as of September 30, 2004.

Other Intangible Assets

The following is a summary of the Company’s intangible assets as of September 30, 2004 and December 31, 2003 (in millions):

	Weighted	September 30, 2004		December 31, 2003
	Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	26 years	$27	$(1)	$27	$—
Development rights	38 years	119	(11)	119	(7)
Emission allowances	32 years	131	(14)	131	(12)
Other intangibles	18 years	24	(3)	41	(6)
Total other intangible assets		$301	$(29)	$318	$(25)

G.   Impairment Losses and Restructuring Charges

Components of the impairment losses and restructuring charges for the three and nine months ending September 30, 2004 and 2003 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Impairment losses	$7	$—	$7	$2,076
Restructuring charges:
Costs to cancel equipment orders and service agreements per contract terms	—	(2)	—	2
Severance of employees and other employee termination-related charges	2	—	9	8
Total restructuring charges (credits)	2	(2)	9	10
Total impairment losses and restructuring charges (credits)	$9	$(2)	$16	$2,086

Mirant evaluates its long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the carrying amount of the asset. An asset impairment charge is indicated when the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. The amount of the impairment charge is calculated as the excess of the carrying value of the asset over its fair value. Fair value is estimated based on the discounted future cash flows from that asset or determined by other valuation techniques. In the case of assets that Mirant expects to sell, the impairment charge is based on the estimated fair value less the costs to sell.

In the second quarter of 2004, the Company began pursuing the sale of its interest in Coyote Springs 2. This decision to pursue the sale represented a triggering event that required the Company to perform an impairment analysis on that generation facility. As a result of the analysis, Mirant recorded an impairment charge of $48 million, which is included in loss from discontinued operations in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004.

For the three and nine months ended September 30, 2004, the Company recognized a $7 million impairment charge primarily related to software that the Company no longer utilizes.

The following is a summary of the liability for accrued restructuring charges for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of period	$19	$9
Provision	9	16
Reversal	—	(6)
Cash payments	(24)	(19)
Balance, end of period	$4	$—

During the nine months ended September 30, 2004, Mirant terminated approximately 300 employees as part of its restructuring activities and paid $24 million in severance and related restructuring charges. Approximately 200 of the employees terminated were part of Mirant’s international operations and the related restructuring charge for these terminations was recognized in December 2003.

During the nine months ended September 30, 2003, Mirant terminated approximately 200 employees as part of its restructuring activities and paid $19 million in severance and related restructuring charges.

H.   Debt

Debtor-in-Possession Financing

On November 5, 2003, certain of the Mirant Debtors (the “DIP Borrowers”) entered into a two-year debtor-in-possession credit facility (the “DIP Facility”) providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of $500 million or the then existing “borrowing base.” The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that serve as collateral for the DIP Facility. However, upon the occurrence of certain triggering events, including the sale of borrowing base assets or an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The borrowing base as of September 30, 2004 was $731 million. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP

Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers.

Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative and restrictive covenants, reporting requirements, and, subject to usage, financial covenants. The Company was in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of September 30, 2004.

Jamaica Public Service Company Credit Facilities

In February 2004, Jamaica Public Service Company Limited, in which Mirant has an 80% ownership interest, entered into a $30 million, 7-year amortizing credit facility (“2004 RBTT credit facility”) with RBTT Merchant Bank Limited. The proceeds from this facility were used to replace the construction financing of the Bogue construction project completed in 2003. The loan is non-recourse to Mirant Corporation. The loan agreements contain a number of covenants, including (i) restrictions on change of control; (ii) restrictions on the issuance or purchase of borrower’s shares; (iii) limitations on transactions with affiliates; (iv) limitations on the incurrence of new debt; and (v) limitations on dividends.

Jamaica Public Service Company Limited is also party to a separate $30 million, 7-year amortizing credit facility with RBTT Merchant Bank Limited entered into in 2003 (“2003 RBTT credit facility”) and a $45 million, 12-year amortizing credit facility with International Finance Corporation (“IFC credit facility”). In connection with the 2004 RBTT, 2003 RBTT and IFC credit facilities, Jamaica Public Service Company Limited was required to obtain and register a title related to property on which the 120MW facility at Bogue is situated to facilitate registration of the lenders’ mortgages. At December 31, 2003, Jamaica Public Service Company Limited had secured title and was actively working with the lender’s local attorneys to register the mortgages, but had not finalized the registration at that time, which represented a breach of the IFC credit facility and a potential breach of the 2004 RBTT and 2003 RBTT credit facilities. As a result, the Company included amounts outstanding under the 2003 RBTT and IFC credit facilities in the current portion of long-term debt on its condensed consolidated balance sheets at December 31, 2003. In June 2004, the registration of the mortgage was finalized and the amounts outstanding under the 2004 RBTT, 2003 RBTT and IFC credit facilities were reclassified to long-term debt on the Company’s condensed consolidated balance sheets.

In October 2004, Jamaica Public Service Company Limited entered into an $8 million, 5-year amortizing credit facility (“2004 AIC credit facility”) with AIC Capital Market Brokers Limited. The proceeds from this facility were used to replace working capital and other funds used to repay a previous credit facility. The facility is non-recourse to Mirant Corporation. The facility is secured by a mortgage on the corporate headquarters and related real property of Jamaica Public Service Company Limited.

I.   Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, “Accounting for Contingencies,” management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Effect of Chapter 11 Filings

On the Petition Date, August 18, 2003, October 3, 2003, and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Additionally, the Mirant Canadian Subsidiaries filed an application for creditor protection under the CCAA in Canada, which, like Chapter 11, allows for reorganization. The Mirant Canadian Subsidiaries emerged from creditor protection on May 21, 2004. The accounting for their emergence is reflected in the financial results for the nine months ended September 30, 2004 and did not have a material impact on the Company’s operating results. The subsidiaries of Mirant that operate in the Philippines and the Caribbean were not included in the Chapter 11 filings.

As debtors-in-possession, the Mirant Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnities of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Company intends to resolve as many of these claims as possible through the claims resolution process in its bankruptcy proceeding or plan of reorganization.

California and Western Power Markets

The Company is subject to litigation related to its activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits and complaints have been filed by the California Attorney General, the California Public Utility Commission (“CPUC”), the California Electricity Oversight Board (“EOB”) and various states’ rate payers in state and federal courts and with the Federal Energy Regulatory Commission (“FERC”). Most of the plaintiffs in the rate payer suits seek to represent a state-wide class of retail rate payers. In addition, civil and criminal investigations have been initiated by the United States Department of Justice (“DOJ”), the General Accounting Office, the FERC and various states’ attorneys general. These matters involve claims that the Company engaged in unlawful business practices and generally seek unspecified amounts of restitution and penalties, although the damages alleged to have been incurred in some of the suits are in the billions of dollars. One of the suits brought by the California Attorney General seeks an order requiring the Company to divest its California plants. In addition, the Company is subject to the proceedings described below in California Receivables, FERC Show Cause Proceeding Relating to Trading Practices, FERC Investigation Relating to Bidding, and DWR Power Purchases relating to its operations in California and the western power markets. The Company made a provision of approximately $319 million for losses related to the Company’s operations in California and the western power markets during 2000 and 2001. Resolution of these matters, to the extent not fully and finally resolved through the claims process, is subject to resolution of the ongoing litigation for the matters pending in courts and for those matters pending at the FERC to the issuance of final decisions by the FERC.

On July 6, 2004, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) upheld the dismissal by the United States District Court for the Northern District of California of the civil suit filed on March 11, 2002 by the California Attorney General against Mirant and several of its wholly-owned subsidiaries. The lawsuit alleged that between 1998 and 2001 the Mirant defendants effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the Mirant defendants would have been unable to perform their contingent obligations under the ancillary services contracts. The Ninth Circuit ruled that the California Attorney General’s claims under California’s Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC’s exclusive authority to set wholesale electric rates under the Federal Power Act. On July 27, 2004 the California Attorney General filed a petition with the Ninth Circuit seeking rehearing of the July 6, 2004 decision.

On August 18, 2004, the California Attorney General filed a civil suit in the Superior Court of California, San Francisco County, against Mirant Corporation, Mirant Americas, Inc., Mirant California Investments, Inc., Mirant California, LLC, Mirant Americas Development, Inc., Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC. The suit asserts claims under the California Unfair Competition Act and the California Commodity Law of 1990. The California Attorney General alleges that, beginning in 1999 and continuing through 2001, the Mirant defendants engaged in manipulative and fraudulent schemes in the California wholesale electricity markets, including allegedly obtaining congestion relief payments for actions that did not relieve any congestion, receiving payment for excessive generation through the submission of false schedules, circumventing price caps by falsely representing the source of energy, receiving payment for ancillary services they did not and could not provide, and falsely reporting generating units as unavailable to produce electricity when they were available. The suit seeks damages, restitution, disgorgement of profits, civil penalties and injunctive relief. The Mirant defendants have removed the suit to the United States District Court for the Northern District of California and have filed a motion seeking dismissal of the claims asserted on the grounds that they are barred by the doctrine of preemption and the filed rate doctrine. On October 13, 2004, the Bankruptcy Court issued an order granting partial relief from the stay of the claims asserted against the Mirant defendants resulting from the filing of their bankruptcy proceedings, to the extent such stay was applicable, to allow the district court to address the motion to dismiss.

On September 9, 2004, the Ninth Circuit reversed the FERC’s dismissal of the complaint filed by the California Attorney General on March 20, 2002 against certain power marketers, electricity generators and their affiliates, including Mirant and several of its wholly owned subsidiaries. That complaint alleged that market based sales of energy made by such marketers and generators were in violation of the Federal Power Act in part because such transactions were not filed appropriately with the FERC. In reversing the FERC’s dismissal of the complaint, the Ninth Circuit found that while the FERC has the authority to allow market-based rates, the alleged failure of certain entities selling electric energy at market-based rates, including Mirant entities, to comply with reporting regulations established by the FERC for entities with authority to sell at market-based rates was more than a technical compliance issue as the FERC had found. The Ninth Circuit found that the FERC had the authority to order refunds with respect to transactions that were not properly reported. The Ninth Circuit remanded the case back to the FERC for further proceedings. On October 25, 2004, Mirant and other defendants filed a petition for rehearing with the Ninth Circuit.

On September 10, 2004, the Ninth Circuit upheld the dismissal by the United States District Court for the Southern District of California of the civil suit filed on July 15, 2002 by Public Utility District No. 1 of Snohomish County against various owners of electric generation facilities in California, including Mirant and its subsidiaries. The lawsuit alleged that the defendants violated California’s antitrust statute by conspiring to raise wholesale power prices, injuring the plaintiff through higher power purchase costs. The plaintiff also alleged that the defendants acted both unfairly and unlawfully in violation of California’s

Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in “Enron-style” trading, and withholding power from the market. The Ninth Circuit ruled that the plaintiff’s claims under California’s antitrust statute and Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, concluding that if prices in the California wholesale electricity markets were not just and reasonable or if the defendants sold electricity in violation of the applicable tariffs, the plaintiff’s only option was to seek a remedy before the FERC under the Federal Power Act.

On October 12, 2004, the Ninth Circuit affirmed the dismissal by the United States District Court for the Northern District of California of the civil suit filed on April 9, 2002 by the California Attorney General against Mirant and several of its wholly-owned subsidiaries. That lawsuit alleged that the defendants violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the FERC as required by the Federal Power Act and by charging unjust and unreasonable prices in violation of the Federal Power Act. The Ninth Circuit concluded that the California Attorney General’s claims are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC’s exclusive authority under the Federal Power Act to set wholesale electric rates.

California Receivables:   In 2001, Southern California Edison (“SCE”) and Pacific Gas and Electric (“PG&E”) suspended payments to the California Power Exchange Corporation (“PX”) and California Independent System Operator (“CAISO”) for certain power purchases, including purchases from Mirant Americas Energy Marketing. Both the PX and PG&E filed for bankruptcy protection in 2001. As of September 30, 2004, Mirant Americas Energy Marketing had outstanding receivables for power sales made in 2000 and 2001 in California totaling $342 million. The Company does not expect any significant payments to be received for these sales until the FERC issues final rulings regarding the related matters discussed in the next paragraph.

In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. Various parties have appealed these FERC orders to the Ninth Circuit seeking review of a number of issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (“DWR”). On December 12, 2002, a FERC administrative law judge (the “ALJ”) determined the preliminary amounts currently owed to and by each entity acting as a scheduling coordinator in the CAISO and PX markets, including Mirant Americas Energy Marketing. Based on the ALJ’s determination, the initial amounts owed to Mirant Americas Energy Marketing total approximately $122 million, which is net of refunds owed by Mirant Americas Energy Marketing to the CAISO and the PX. The ALJ decision indicated that these amounts did not reflect the final mitigated market clearing prices, interest that would be applied under the FERC’s regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to Mirant Americas Energy Marketing and other participants in the PX market failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the net amount owed Mirant Americas Energy Marketing after taking into account the proposed refunds would increase by approximately $37 million.

On March 3, 2003, the California Attorney General, the EOB, the CPUC, PG&E and SCE (the “California Parties”) filed submittals with the FERC in the California refund proceeding alleging that owners of generating facilities in California and energy marketers, including Mirant entities, had engaged in extensive manipulation of the California wholesale electricity market during 2000 and 2001. The California Parties argued that the FERC should expand the transactions subject to the refund proceeding to include short-term and long-term bilateral transactions entered into by the DWR that were not conducted through the CAISO and PX and should begin the refund period as of January 1, 2000 rather than October 2, 2000. Expansion of the scope of the transactions subject to refund in the manner sought by the California Parties could materially affect the amount of any refunds that Mirant Americas Energy Marketing might be determined to owe, and any such additional refunds could negatively impact the Company’s consolidated financial position, results of operations or cash flows. On March 20, 2003, Mirant Americas Energy Marketing filed reply comments denying that it had engaged in any conduct that violated the Federal Power Act or any tariff provision applicable to its transactions in California. Mirant Americas Energy Marketing stated that the purported evidence presented by the California Parties did not support the allegations that it had engaged in market manipulation, had violated the Federal Power Act or had not complied with any applicable tariff or order of the FERC.

On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded that the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to reduce the net amount that would remain owed to Mirant Americas Energy Marketing after taking into account any refunds. Based solely on the FERC staff’s formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant Americas Energy Marketing to approximately $49 million. The FERC indicated that it would allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant Americas Energy Marketing ‘s actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff’s formula, which differential, if accepted by the FERC, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant Americas Energy Marketing, although the amount of such potential decrease that will be accepted by the FERC and the resulting net amount owed to Mirant Americas Energy Marketing cannot at this time be determined. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant Americas Energy Marketing estimates that the effect of the October 16, 2003 order will be to increase the net amounts owed to Mirant Americas Energy Marketing by $27 million. On May 12, 2004, the FERC issued an order on rehearing of the October 16, 2003 order that further modified how certain power sales made to the CAISO are to be treated and that may reduce significantly the potential benefit to Mirant Americas Energy Marketing of the October 16, 2003 order. In another order issued May 12, 2004, the FERC also further refined the methodology to be used to determine the costs of gas that a generator can recover where it can demonstrate that it paid a higher price for gas than the proxy price for gas previously adopted by the FERC in its March 23, 2003 order, and those changes may have the effect of reducing the costs that Mirant Americas Energy Marketing is able to recover. Mirant Americas Energy Marketing sought rehearing of the May 12, 2004 order addressing the recovery of fuel costs, but the FERC denied that request for rehearing on September 24, 2004. Mirant Americas Energy Marketing is unable at this time to quantify further the impact of the May 12, 2004 orders.

In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed below in FERC Show Cause Proceeding Relating to Trading Practices and FERC Investigation Related to Bidding would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies, and such remedies could apply to conduct both prior to and during the refund period. The amount owed to Mirant Americas Energy Marketing from sales made to either the CAISO or the PX, the amount of any refund that Mirant Americas Energy Marketing might be determined to owe, and whether Mirant Americas Energy Marketing may have any refund obligation with respect to sales made to the DWR may be affected materially by the ultimate resolution of the issues described above. These issues are which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

In the July 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In that proceeding, the California parties (consisting of the California Attorney General, the CPUC and the EOB) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant Americas Energy Marketing totaled approximately $90 million. If Mirant Americas Energy Marketing were required to refund such amounts, other subsidiaries of the Company, including subsidiaries of Mirant Americas Generation, could be required to refund amounts previously received pursuant to sales made on their behalf by Mirant Americas Energy Marketing during the refund periods. In addition, the Company’s subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC’s decision to the Ninth Circuit.

On September 9, 2004 the Ninth Circuit reversed the FERC’s dismissal of a complaint filed by the California Attorney General in 2002 that sought refunds for transactions conducted in markets administered by the CAISO and the PX outside the refund period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant entities. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potential refunds, are appropriate where entities purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. The FERC’s actions on remand could materially increase the potential exposure of Mirant Americas Energy Marketing to liability for refunds in the proceedings described above relating to sales made to the CAISO or the PX, including sales occurring before October 2, 2000, bilateral sales to DWR and bilateral sales in the Pacific Northwest. On October 25, 2004, Mirant and other defendants filed a petition for rehearing with the Ninth Circuit.

FERC Show Cause Proceeding Relating to Trading Practices:   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than fifty parties, including Mirant entities, that the FERC Staff report issued on March 26, 2003 indicated may have engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and PX tariffs. The order required the CAISO to identify those transactions engaged in by the parties that are the subject of the order between January 1, 2000 and June 20, 2001 that potentially fall within the specified practices. Those parties, including the Mirant entities, then had to demonstrate why those transactions were not violations of the PX and CAISO tariffs. On September 30, 2003, the Mirant entities filed with the FERC a settlement agreement, dated September 25, 2003, entered into between the Company and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for the issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. The proposed settlement entered into by the Mirant entities and the FERC Trial Staff did not resolve the allegations made against the Mirant entities with respect to that particular practice. On December 19, 2003, the Mirant entities filed with the FERC for its approval an amendment to the settlement agreement reached with the FERC Trial Staff under which the FERC would have an allowed claim in Mirant Americas Energy Marketing ‘s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. That settlement is subject to the approval of the FERC and the Bankruptcy Court. On March 11, 2004, an ALJ recommended that the FERC approve the settlement, finding that the settlement amounts were reasonable. The ALJ, however, suggested that approval of the settlement be conditioned on the settlement amount associated with claims of improper selling of ancillary services being treated as an administrative claim or a setoff rather than as an allowed pre-petition claim.

FERC Investigation Relating to Bidding:   On June 25, 2003, the FERC issued an order (the “Bidding Order”) initiating an investigation by its staff into bidding practices in the PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than fifty parties, including Mirant Americas Energy Marketing. These entities were previously identified in the report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the PX and CAISO at prices unrelated to costs. The Bidding Order requires those entities, including Mirant Americas Energy Marketing, to demonstrate why bids in the PX and CAISO markets from May 1, 2000 through October 1, 2000 that were in excess of $250 per MWh did not constitute a violation of the CAISO and PX tariffs. If the FERC finds that Mirant Americas Energy Marketing engaged in bidding practices that violated the PX or CAISO tariffs between May 1, 2000 through October 1, 2000, the FERC could require the disgorgement of profits made as a result of those bids and could impose other non-monetary penalties. While Mirant Americas Energy Marketing believes its bidding practices were legitimate and that it did not violate the appropriate tariffs, the standards by which the FERC will ultimately judge Mirant Americas Energy Marketing ‘s bidding practices are unclear. Depending on the standards applied by the FERC and if Mirant Americas Energy Marketing is found by the FERC to have violated the PX or CAISO tariffs, but the amount of any disgorgement of profits required or other remedy imposed by the FERC could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

DWR Power Purchases:   On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002. On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against Mirant Americas Energy Marketing and other sellers of energy under long-term agreements with the DWR, alleging that the terms of these contracts are unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. The complaints allege that the prices the DWR was forced to pay pursuant to these long-term contracts were unreasonable due to dysfunctions in the California market and the alleged market power of the sellers. On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant Americas Energy Marketing. On November 10, 2003, the FERC denied motions for rehearing filed by the CPUC and the EOB. The CPUC and EOB have appealed the FERC’s decision to the Ninth Circuit.

“Reliability-Must-Run” Agreements:   Certain of the Company’s generating facilities acquired from PG&E are operated subject to reliability-must-run (“RMR”) agreements. These agreements allow the CAISO to require the Company, under certain conditions, to operate these facilities to support the California electric transmission system. Mirant assumed these agreements from PG&E subject to the outcome of a 1997 FERC proceeding to determine the amount of the charges to be paid by the CAISO under the agreements with respect to those plants out of which Mirant could also receive additional revenues from market sales. For those plants that are subject to the RMR agreements and from which Mirant has exercised its right to also make market sales, Mirant has been collecting from the CAISO since April 1999 an amount equal to 50% of the annual fixed revenue requirement of those plants. The amounts the Company collects from the CAISO are subject to refund pending final review and approval by the

FERC. In June 2000, an ALJ issued a decision finding that the amount the Company should be allowed to charge the CAISO for such plants was approximately 3 1/2%, on average, of the annual fixed revenue requirement. In July 2000, Mirant sought review by the FERC of the ALJ decision, and a decision is pending at the FERC.

The Company recognizes revenue related to these agreements based on the rates ruled to be reasonable by the ALJ. If the Company is unsuccessful in its appeal of the ALJ’s decision, it will be required to refund amounts collected in excess of those rates for the period from June 1, 1999. For the Potrero plant and Pittsburg Units 1 through 4 the period for which such refunds would be owed would run through December 31, 2001, for Mirant’s other California plants except Pittsburg Unit 5 the refund period would run through December 31, 2002, and for Pittsburg Unit 5 the refund period would run through December 31, 2003. Amounts collected in excess of those rates and other significantly smaller amounts collected under the RMR tariffs that are also subject to refund due to other issues pending at the FERC totaled $293 million, of which $288 million is included in liabilities subject to compromise and $5 million is deferred and included in revenues subject to refund in the accompanying consolidated balance sheet as of September 30, 2004 and December 31, 2003. In addition, the Company records accrued interest on such amounts, which amounted to $42 million and is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively. If resolution of the proceeding results in refunds of that magnitude and the Company is unable to arrange to make the refunds over a multi-year period, the result may be that the Company’s subsidiaries that are subject to the RMR agreements dispose of one or more of the generating facilities owned by such subsidiaries.

Shareholder Litigation

Twenty lawsuits have been filed since May 2002 against Mirant and four of its officers alleging, among other things, that the defendants violated federal securities laws by making material misrepresentations and omissions to the investing public regarding Mirant’s business operations and future prospects during the period from January 19, 2001 through May 6, 2002 due to potential liabilities arising out of its activities in California during 2000 and 2001. The complaints seek unspecified damages, including compensatory damages, and the recovery of reasonable attorneys’ fees and costs. These suits have been consolidated into a single action.

In November 2002, the plaintiffs filed an amended complaint that added as defendants Southern, the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act of 1933, alleging that the registration statement and prospectus for the initial public offering of Mirant’s stock misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company’s California business activities but allowed the case to proceed on the plaintiffs’ other claims. This action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants to avoid the suit’s impeding Mirant’s ability to reorganize or having a negative effect upon Mirant’s assets. The Bankruptcy Court has modified the stay to allow the plaintiffs to proceed with discovery of documentary materials from Mirant and the other defendants.

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

Shareholder Derivative Litigation

Four purported shareholders’ derivative suits have been filed against Mirant, its directors and certain officers of the Company. Two of those suits have been consolidated. These lawsuits allege that the directors breached their fiduciary duty by allowing the Company to engage in alleged unlawful or improper practices in the California energy markets in 2000 and 2001. The Company practices alleged in these lawsuits largely mirror those alleged with respect to the Company’s activities in California in the shareholder litigation discussed above. One suit also alleges that the defendant officers engaged in insider trading. The complaints seek unspecified damages on behalf of the Company, including attorneys’ fees, costs and expenses and punitive damages. These actions are stayed as to Mirant by the filing of its Chapter 11 proceeding. The plaintiffs have not filed a claim in the Bankruptcy Court against the Company. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants to avoid the suits impeding Mirant’s ability to reorganize or having a negative effect upon Mirant’s assets. On December 8, 2003, the court in the Cichocki suit took notice of the Bankruptcy Court’s Order dated November 19, 2003 staying the litigation and administratively closed the action.

ERISA Litigation

On April 17, 2003 and June 3, 2003, purported class action lawsuits alleging violations of ERISA were filed in the United States District Court for the Northern District of Georgia (the “ERISA Litigation”). The ERISA Litigation names as defendants Mirant Corporation, certain of its current and former officers and directors, and Southern. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of Mirant’s 401(k) plans (the “Plans”), allege that defendants breached their duties under ERISA by, among other things, (1) concealing information from the Plans’ participants and beneficiaries; (2) failing to ensure that the Plans’ assets were invested prudently; (3) failing to monitor the Plans’ fiduciaries; and (4) failing to engage independent fiduciaries to make judgments about the Plans’ investments. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. On September 2, 2003, the District Court issued an order consolidating the two suits. On September 23, 2003, the plaintiffs filed an amended and consolidated complaint. The amended and consolidated complaint asserted similar factual allegations as the previously filed lawsuits and added as defendants T. Rowe Price Trust Company and certain additional current and former officers of the Company. The consolidated action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants to avoid the suit impeding the ability of Mirant to reorganize or having a negative effect upon Mirant’s assets. By agreement, however, the suit has been allowed to proceed through the filing of, and ruling by the district court upon, motions to dismiss. On January 9, 2004, T. Rowe Price Trust Company answered the amended and consolidated complaint. All other defendants filed motions on that date seeking dismissal of the plaintiffs’ claims for failure to state a claim upon which relief can be granted. On February 19, 2004, the plaintiffs dismissed their claims against Southern without prejudice. On June 14, 2004, the plaintiffs filed a motion seeking to amend their consolidated complaint to add as defendants Mirant Services, LLC and its board of managers.

On August 4, 2004, the United States District Court for the Northern District of Georgia entered an order staying the suit until the Bankruptcy Court lifts the stays resulting from the filing of Mirant’s bankruptcy proceedings and the order entered by the Bankruptcy Court on November 19, 2003 staying the action with respect to the other defendants. In the order issued August 4, 2004, the district court also denied the motions to dismiss filed by various defendants, including Mirant, and the motion filed by the plaintiffs seeking to amend their consolidated complaint to add as defendants Mirant Services, LLC and its board of managers. With respect to both motions, the district court granted the party filing the motion leave to refile the motion once the stays have been lifted by the Bankruptcy Court.

Mirant Americas Generation Bondholder Suit

On June 10, 2003, certain holders of senior notes of Mirant Americas Generation maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees’ Retirement System, et al. v. Mirant Corporation, et. al., that named as defendants Mirant, Mirant Americas, Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas, and Mirant Americas Generation’s managers. In addition, plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The committee representing unsecured creditors of Mirant Americas Generation filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court ruled that while the committee has standing to assert claims on behalf of the estate of Mirant Americas Generation, no such claims could be filed without the Bankruptcy Court’s approval and no motions seeking such approval could be filed at least through April 2004. No such motion has been filed with the Bankruptcy Court since April 2004, and the Bankruptcy Court has not authorized any such litigation at this time.

Mirant Americas Generation Securities Class Action

On June 25, 2003, Mirant received notice that on June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation’s restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys’ fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to Mirant Americas Generation by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of Mirant Americas Generation to reorganize or having a negative effect upon its assets. On December 8, 2003, the district court took notice of the Bankruptcy Court’s Order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed Mirant Americas Generation as a defendant, without prejudice.

U.S. Government Inquiries

SEC Investigation:   In August 2002, Mirant received a notice from the Division of Enforcement of the Securities and Exchange Commission (“SEC”) that it was conducting an investigation of Mirant. The Division of Enforcement has asked for information and documents relating to various topics such as accounting issues (including the issues announced on July 30, 2002 and August 14, 2002), energy trading matters (including round trip trades), Mirant’s accounting for transactions involving special purpose entities, and information related to shareholder litigation. In late June 2003, the Division of Enforcement advised Mirant that its investigation of Mirant had become a formal investigation in February 2003. Mirant intends to continue to cooperate fully with the SEC.

Department of Justice Inquiries:   In 2002 the Company was contacted by the DOJ regarding the Company’s disclosure of accounting issues, energy trading matters and allegations contained in the amended complaint discussed above in Shareholder Litigation that Mirant improperly destroyed certain electronic records related to its activities in California. The Company has been asked to provide copies of the same documents requested by the SEC in their inquiry described above in SEC Investigation, and the Company intends to continue to cooperate fully with the DOJ. The DOJ has advised Mirant that it does not intend to take further action with respect to the allegations of improper destruction of electronic records.

In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant has continued to receive additional requests for information from the United States Attorney’s office, and it intends to continue to cooperate fully with the United States Attorney’s office in this investigation.

Commodity Futures Trading Commission Inquiries:   In August 2002, the Commodity Futures Trading Commission (“CFTC”) asked the Company for information about certain buy and sell transactions occurring during 2001. The Company provided information regarding such trades to the CFTC, none of which the Company considers to be wash trades. The CFTC subsequently requested additional information, including information about all trades conducted on the same day with the same counterparty that were potentially offsetting during the period from January 1, 1999 through June 17, 2002, which information the Company provided. In March 2003, the Company received a subpoena from the CFTC requesting a variety of documents and information related to the Company’s trading of electricity and natural gas and its reporting of transactional information to energy industry publications that prepare price indices for electricity and natural gas for the period from January 1, 1999 through the date of the subpoena. Among the documents requested were any documents previously produced to the FERC, the SEC, the DOJ, any state’s Attorney General, and any federal or state grand jury. The Company has continued to receive additional requests for information from the CFTC, and it intends to continue to cooperate fully with the CFTC. In a submission to the United States District Court for the Southern District of Texas on July 16, 2003 in a proceeding not involving the Company, the CFTC identified Mirant as one of nineteen parties being investigated for potential inaccurate gas price reporting in violation of the Commodity Exchange Act. The filing made by the CFTC indicated that it had uncovered evidence showing that eighteen of the nineteen companies may have inaccurately reported gas prices to the trade publications. Mirant understands that it is one of those eighteen companies. During reviews in connection with the CFTC investigation, Mirant has become aware that some of its employees reported information to energy industry publications that was inaccurate. Because this investigation is ongoing and the data is voluminous, Mirant cannot predict what the outcome will be.

Department of Labor Inquiries:   On August 21, 2003, the Company received a notice from the Department of Labor (the “DOL”) that it was commencing an investigation pursuant to which it was undertaking to review various documents and records relating to the Mirant Services Employee Savings Plan and the Mirant Services Bargaining Unit Employee Savings Plan. The DOL has interviewed Mirant personnel regarding those plans. The Company intends to continue to cooperate fully with the DOL.

PEPCO Back-to-Back Agreement

In connection with Mirant’s acquisition of the Mirant Mid-Atlantic assets from Potomac Electric Power Company (“PEPCO”) in 2000, PEPCO granted Mirant certain rights to purchase from PEPCO all power it received under long-term power purchase agreements with Ohio Edison Company and Panda-Brandywine L.P. (“Panda”) that expire in 2005 and 2021, respectively. Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to PEPCO’s agreements with Panda and Ohio Edison under which (1) PEPCO agreed to resell to Mirant all “capacity, energy, ancillary services and other benefits” to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda or Ohio Edison for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. Under this agreement, Mirant is obligated to purchase power from PEPCO in the Pennsylvania-New Jersey-Maryland Interconnection LLC (“PJM”) marketplace at prices that are significantly higher than existing market prices for power. On August 28, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the Back-to-Back Agreement. The Mirant Debtors forecast that it would cost the Mirant Debtors in excess of $300 million during 2004 and 2005 if the Back-to-Back Agreement were to remain in effect. These anticipated losses, as compared to what could be obtained if market rates were applied, are even greater over the entire life of the agreement, which continues until 2021.

In their August 28, 2003 motion, the Mirant Debtors also requested that the Bankruptcy Court enjoin the FERC from compelling the Mirant Debtors to perform under the Back-to-Back Agreement. On August 28, 2003, the Bankruptcy Court entered a temporary restraining order (“TRO”) against PEPCO and the FERC. On September 8, 2003, the Office of the People’s Counsel for the District of Columbia filed a complaint with the FERC seeking an order holding that the terms of the Back-to-Back Agreement may not be modified or terminated without the approval of the FERC. Also on September 8, 2003, the Public Service Commission of Maryland and the Maryland Office of People’s Counsel filed a petition with the FERC seeking an order declaring that Mirant must continue to perform pursuant to the Back-to-Back Agreement with PEPCO. These filings by the Office of the People’s Counsel for the District of Columbia, the Public Service Commission of Maryland and the Maryland Office of People’s Counsel were withdrawn in February 2004. On September 17, 2003, the Bankruptcy Court entered an order extending the TRO and enjoining the FERC from issuing the orders requested by such administrative petitions filed with the FERC. On September 25, 2003, the Bankruptcy Court converted the TRO to a preliminary injunction. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by the Mirant Debtors seeking to reject the Back-to-Back Agreement and the proceedings in which the Bankruptcy Court had issued the preliminary injunction against the FERC.

On December 23, 2003, the United States District Court for the Northern District of Texas denied the Mirant Debtors’ motion seeking to reject the Back-to-Back Agreement. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC. In its December 23, 2003 order, the district court also vacated the injunction granted by the Bankruptcy Court that restrained the FERC from acting with respect to the Back-to-Back Agreement. On August 4, 2004, the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) reversed the district court’s December 23, 2003 decision dismissing the Mirant Debtors’ motion to reject the Back-to-Back Agreement. The Fifth Circuit ruled that the Bankruptcy Code does authorize the district court to reject a contract for the sale of electricity that is subject to the FERC’s regulation under the Federal Power Act as part of a bankruptcy proceeding and that the Federal Power Act does not preempt that authority. The Fifth Circuit did not address the merits of the Mirant Debtors’ motion to reject the Back-to-Back Agreement but remanded the proceeding to the district court for further action on that motion. The Fifth Circuit did indicate that on remand the district court should consider applying a more rigorous standard than the business judgment standard typically applicable to contract rejection decisions by debtors in bankruptcy, which more rigorous standard would take into account the public interest in the transmission and sale of electricity. With respect to the injunctions issued by the Bankruptcy Court that were vacated by the district court, the Fifth Circuit ruled that the injunctive relief granted by the Bankruptcy Court exceeded its authority under the Bankruptcy Code. While the Fifth Circuit found that the injunctive relief actually granted by the Bankruptcy Court was too broad, it did state that the concern expressed by the Bankruptcy Court, that the FERC could negate the Mirant Debtors’ rejection of an executory contract by ordering the Mirant Debtors to continue to perform under the terms of the rejected contract, was a legitimate basis for injunctive relief. On October 1, 2004, the district court issued an order indicating that it would determine the standard to be applied to the Mirant Debtors’ motion to reject the Back-to-Back Agreement rather than remanding the issue to the Bankruptcy Court.

At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by March 19, 2005 a binding court order has been entered finding that the Back-to-Back Agreement violates PEPCO’s power purchase agreement with Panda (“Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effects a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that is not severable from the rest of the Back-to-Back Agreement. If a court order is entered that triggers the purchase price adjustment, the amount of the adjustment is to be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. If the June 10, 2003 decision by the Maryland Court of Appeals or a subsequent decision addressing the Back-to-Back Agreement is determined to have triggered the adjustment to the purchase price paid by Mirant to PEPCO, such adjustment would not be expected to have a material adverse effect on the Company’s financial position or results of operations.

Enron Bankruptcy Proceedings

Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. As of September 30, 2004 and December 31, 2003, the total amount owed to Mirant by Enron was approximately $69 million. Mirant has filed formal claims in the Enron bankruptcy proceedings. Mirant has recorded a reserve for potential bad debts of $64 million as of September 30, 2004. Due to the approval of Enron’s plan of reorganization in the third quarter of 2004 and the status of the Company’s claims against Enron, the Company reduced its reserve by $10 million in the third quarter of 2004. This amount is reflected as a reduction of operations and maintenance expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2004.

Enron Canada Claim

In June 2000, Mirant provided a guarantee of the obligations of Mirant Americas Energy Marketing Canada, Ltd. (“Mirant Canada”) to Enron Canada Corp. (“Enron Canada”) up to a maximum amount of $30 million (Canadian). In May 2002, Enron Canada filed a claim against Mirant Canada in the Court of

Queen’s Bench of Alberta seeking $45 million (Canadian) related to Mirant Canada’s termination of transactions for the purchase and sale of natural gas with Enron Canada in December 2001. Enron Canada’s claim against Mirant Canada was subject to Mirant Canada’s reorganization proceeding under the CCAA in Canada. Mirant had recorded approximately $25 million (US) as liabilities subject to compromise on its consolidated balance sheets as of December 31, 2003 with respect to these claims. Recently, as part of the CCAA proceeding, Mirant Canada settled Enron Canada’s claim for $31.9 million (Canadian). Further, as part of the CCAA proceeding, Enron Canada will receive 80% of the settled claim from Mirant Canada. Enron Canada will be permitted to assert a claim against Mirant under the guarantee for the remaining 20% of the settled claim (approximately $6.3 million (Canadian)).

Edison Mission Energy Litigation

In March 2002, two subsidiaries of Edison International (collectively “EME”) filed suit alleging Mirant breached its agreement to purchase EME’s 50% interest in EcoElectrica Holdings Ltd., the owner of a 540 MW cogeneration facility in Puerto Rico. On April 29, 2003, EME amended its complaint to assert additional claims for fraudulent misrepresentation and concealment, conspiracy to defraud, and negligent misrepresentation. EME seeks compensatory damages in excess of $50 million, punitive and exemplary damages of an unspecified amount, interest and attorneys’ fees. The Company believes it did not breach its agreement with EME. The EME suit is stayed by the filing of Mirant’s Chapter 11 proceeding. At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed. Both EME and the Enron subsidiary have filed claims against Mirant in its Chapter 11 proceeding asserting damages for breach of the purchase agreements.

Environmental Liabilities

In 2000, the State of New York issued a notice of violation to Orange and Rockland Utilities, Inc., the previous owner of Mirant New York’s Lovett facility, concerning the air permitting and air emission control implications under the Environmental Protection Agency’s (“EPA”) new source review regulations promulgated under the Clean Air Act (“NSR”) of the operation of that plant prior to its acquisition by Mirant New York. On June 11, 2003, Mirant New York and the State of New York entered into, and filed for approval with the United States District Court for the Southern District of New York, a consent decree that released Mirant New York from all potential liability for matters addressed in the notice of violation previously issued by the State of New York to Orange and Rockland Utilities, Inc. and for any other potential violation of NSR or related New York air laws prior to and through the date of entry of the consent decree by the court. Under the decree, Mirant New York commits to install on Lovett’s two coal-fired units by 2007 to 2008 emission control technology consisting of selective catalytic reduction technology to reduce nitrogen oxide (“NOx”) emissions, alkaline in-duct injection technology to reduce sulfur dioxide emissions, and a baghouse. The cost of the emission controls prescribed by the consent decree could exceed $100 million over the approximately five-year period covered by the consent decree. Such costs would generally be capitalized and amortized as a component of property, plant and equipment. The consent decree allows Mirant New York to shut down a unit rather than install the prescribed emission controls on the unit. For one of the units, Mirant New York also has the option to convert the unit to operate exclusively as a gas-fired boiler and limit the hours of operation rather than install the prescribed emission controls.

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

In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emission control implications under the NSR of past repair and maintenance activities at the Company’s Potomac River plant in Virginia and Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of the plants. Mirant has responded fully to this request. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition of the plants. If a violation is determined to have occurred after Mirant acquired the plants or, if occurring prior to the acquisition, is determined to constitute a continuing violation, Mirant would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the cost of which may be material.

On September 10, 2003, the Virginia Department of Environmental Quality (“DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River, LLC (“Mirant Potomac”) alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac responded to the NOV, asserting that the cap is unenforceable and that it can comply through the purchase of emissions credits and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ. On September 27, 2004, Mirant Potomac, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac and Mirant Mid-Atlantic to install pollution control equipment at Mirant Potomac’s Potomac River plant and at the generating plants owned or leased by Mirant Mid-Atlantic in Maryland; to comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010; to comply with system-wide annual NOx emissions caps starting in 2004; to meet seasonal system average emissions rate targets in 2008; and to pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

On September 23, 2004, the Virginia DEQ and Mirant Potomac entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac agrees to perform a modeling analysis to assess the effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The financial and operational implications of the results of the downwash study are not known at this time. However, to the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation.

Mirant NY-Gen, L.L.C. discovered a leaking underground pipeline at the Hillburn generating facility in Ramapo, New York. The underground line was used for supplying kerosene fuel to the gas turbines located on site. After testing in December 2003 revealed a potential leak, the line was removed from service and plans were undertaken to excavate and sample portions of the line to determine the extent of the line damage and the possible soil contamination. In the summer of 2004 soil contamination was discovered and a subsequent testing of portions of the line revealed a small hole. Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Due to the ongoing evaluation to determine the extent of the contamination, the cost of remediation is unknown at this time.

New York Tax Proceedings

Mirant’s subsidiaries that own generating plants in New York are the petitioners in forty-one proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline Energy, LLC (“Mirant Bowline”) has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett, LLC (“Mirant Lovett”) has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen, LLC (“Mirant NY-Gen” and collectively with Mirant Bowline and Mirant Lovett, the “New York Debtors”) has proceedings pending with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the Mirant entity owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the Bankruptcy Court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett concurrently with Mirant Bowline’s acquisition of the Bowline facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were (and are) far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York state courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion. The ruling further indicated that for any of the Tax Certiorari Proceedings in which a trial on the merits had not commenced in the New York state court before which that proceeding was pending by August 1, 2004, the Bankruptcy Court would stay that state court proceeding and address itself the tax matters at issue in that proceeding. That ruling was incorporated in an order issued by the Bankruptcy Court on January 8, 2004. Certain of the taxing authorities moved for leave to appeal the Bankruptcy Court’s January 8, 2004 order on an interlocutory basis to the United States District Court for the Northern District of Texas. On April 30, 2004, the district court denied the motions seeking leave to appeal.

Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the generating facilities for 2003 which fell due on September 30, 2003 and January 30, 2004, and approximately $41 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004 in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, and September 30, 2004 could subject the New York Debtors to additional penalties and interest. In the Tax Determination Motion, the Mirant Debtors requested that the Bankruptcy Court permit each of the New York Debtors to apply any previous tax overpayments made on account of their generating facilities as determined by the Bankruptcy Court as requested in the Tax Determination Motion to any post-petition tax liabilities owing to the relevant local taxing authority for current tax liabilities and be entitled to a refund of any remaining overpayments. The Tax Determination Motion also requests the Bankruptcy Court to rule that any interest or penalties that may otherwise be imposed on the New York Debtors by the relevant taxing authorities for failure to timely pay taxes be disallowed or determined to be zero. On February 11, 2004, the County of Rockland, New York, filed a motion with the Bankruptcy Court requesting that it order the New York Debtors to pay all unpaid ad valorem taxes for 2003 assessed by the taxing authorities located in Rockland County and all prospective ad valorem taxes. On March 10, 2004, the Bankruptcy Court denied that motion. The various taxing authorities may seek to lift the bankruptcy stay (which arises automatically upon the filing of a bankruptcy petition and prevents creditors exercising remedies against a debtor) such that they may seek to foreclose their liens against the various generating facilities due to the failure of the applicable entities to pay their current property taxes. In the event that the motion to lift the stay were granted, each of the New York Debtors has the option to pay the unpaid taxes it owes and avoid the result of facing foreclosure of tax liens against its generating facilities.

On July 7, 2004, July 28, 2004, August 25, 2004, and October 14, 2004, the New York Debtors entered into settlement agreements with certain of the taxing authorities resolving twenty-three Tax Certiorari Proceedings related to the real property tax assessments for Mirant NY-Gen’s Hillburn, Swinging Bridge, Mongaup, Rio and Shoemaker generating facilities for the years 2000 through 2003. For 2003, these settlements reduce the equalized assessed value of the affected generating facilities significantly, resulting in a reduction in the amount of taxes owed by Mirant NY-Gen to the settling taxing authorities for those facilities from $3.2 million to $1.1 million. These reduced assessed values will also apply to tax years 2004, 2005, and 2006. The settlements also set reduced assessed values for the affected generating facilities for the years 2000 through 2002 that will result in refunds to Mirant NY-Gen totaling $2.6 million. The settlement agreements have been approved by the Bankruptcy Court except for the agreement dated October 14, 2004, for which a request for approval by the Bankruptcy Court is pending.

City of Alexandria Potential Zoning Action

On June 22, 2004, the City Council for the City of Alexandria, Virginia adopted a resolution initiating certain zoning ordinance amendments and referring consideration of the amendments to the City Planning Commission for public hearing and consideration. Those amendments, if adopted, could result in the zoning status of Mirant Potomac River’s generating plant being changed in a way that could require termination of the operation of the plant within a number of years that would be specified as part of the amendment process. The City Council also authorized institution of enforcement actions that would seek to revoke special use permits applicable to the administrative office space at Mirant Potomac River’s plant and the plant’s transportation management plan. Revocation of such permits would not materially impact plant production but could impact Mirant Potomac River’s ability to obtain new permits for construction activities at the plant. The proceedings before the City Council also referred to the possible institution by the City of Alexandria of a suit against Mirant Potomac River for violation of the Clean Air Act based on the allegations underlying the notices of violation issued by the Virginia Department of Environmental Quality on September 10, 2003 and the EPA on January 22, 2004. Any such suit, however, would require further approval of the City Council before being instituted. The City Council also authorized the City to file an objection to any plan of reorganization that the Mirant Debtors file in the pending Chapter 11 proceedings that includes the continued operation of the Mirant Potomac River plant. Any action by the City Council that results in the termination of operation of the Mirant Potomac River generating plant could have a material adverse effect upon the Company depending upon the timing of such termination.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Tax Matters

The Company has contingent liabilities related to taxes arising in the ordinary course of business. The Company periodically assesses its contingent liabilities in connection with these matters based upon the latest information available. For those matters where it is probable that a loss has been incurred and the loss or range of loss can be reasonably estimated, a reserve is recorded on the consolidated financial statements. As additional information becomes available, the assessment and estimates of such liabilities are adjusted accordingly. With respect to other matters, which are considered reasonably possible, but not probable, no accrual has been made. At this time, the Company estimates the possible loss for these matters is up to $36 million, including interest.

J.   Commitments and Contingencies

Mirant has made firm commitments to buy materials and services in connection with its ongoing operations and has provided financial guarantees related to some of its investments.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, the Company often is required to provide trade credit support to its counterparties or make deposits with brokers. In addition, the Company often is required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event of default by the Company, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. The Company’s outstanding issued letters of credit totaled $329 million as of September 30, 2004, of which $287 million were issued under pre-petition credit facilities and the remaining $42 million were issued under the DIP Facility. Upon their expiration in 2004 and 2005, these letters of credit may be renewed or replaced with another form of credit support to the counterparty, if required, or under certain circumstances, the letters of credit could be partially or fully drawn upon by the counterparty.

The following is a summary of cash collateral posted with counterparties and brokers and letters of credit issued as of September 30, 2004 and December 31, 2003 (in millions):

	September 30, 2004	December 31, 2003
Cash collateral posted—energy trading and marketing	$401	$347
Cash collateral posted—debt service reserve	135	54
Cash collateral posted—other operating activities	64	5
Letters of credit—energy trading and marketing	172	270
Letters of credit—debt service reserve	149	234
Letters of credit—other operating activities	8	97
Total	$929	$1,007

In addition, for the period from October 1, 2004 through October 29, 2004, Mirant Americas Energy Marketing has posted $130 million of additional cash collateral and $14 million of letters of credit under the DIP facility.

Long-Term Service Agreements

As of September 30, 2004, the total estimated commitments for LTSAs associated with turbines installed or in storage were approximately $616 million. These commitments are payable over the terms of the respective agreements, which range from ten to twenty years. These agreements have terms that allow for cancellation of the contract by the Company upon the occurrence of several major events during the term of the contracts. Estimates for future commitments for the LTSAs are based on the stated payment terms in the contracts at the time of execution. These payments are subject to an annual inflationary adjustment. If the Company were to cancel these contracts due to the aforementioned major events, the estimated commitments for the remaining LTSAs would be reduced.

As part of the Chapter 11 process, Mirant rejected its LTSAs and entered into new agreements on June 16, 2004 related to certain of its combustion turbine generation facilities. The new agreements provide more favorable terms, including reduced pricing and increased flexibility to modify terms based upon market conditions. Under the terms of the previous LTSAs, Mirant had prepaid future maintenance services at certain generating facilities. The Company recognized a $33 million charge in reorganization items, net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004 as a result of forfeited prepayments and impairments of certain purchased intangible assets related to the previous LTSAs.

Also as part of the Chapter 11 process, Mirant rejected its LTSA associated with the Wrightsville generation facility on September 30, 2004. The Company recognized a $3 million charge in reorganization items, net for the three and nine months ended September 30, 2004 for forfeited prepayments and the expected cost of settling the vendor’s claim as a result of the contract rejection.

Mirant Mid-Atlantic Operating Leases

Mirant Mid-Atlantic leases the Morgantown and Dickerson base load units and associated property through 2034 and 2029, respectively. As of September 30, 2004, the total notional minimum lease payments for the remaining life of the leases was approximately $2.5 billion. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $30 million and $24 million for the three months ended September 30, 2004 and 2003, respectively, and $78 million and $72 million for the nine months ended September 30, 2004 and 2003, respectively. Mirant Mid-Atlantic remitted all required lease payments through September 30, 2004, excluding the 0.5% of incremental rent discussed below.

These leases are part of a leveraged lease transaction. Three series of certificates were issued and sold pursuant to a Rule 144A offering and, subsequently, exchanged for certificates issued pursuant to an exchange offer registered under the Securities Act of 1933 (the “Securities Act”). These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. Mirant Mid-Atlantic pays rent to an indenture trustee, who in turn makes payments of principal and interest to the pass through trusts and remits remaining balances to the lessors for the benefit of the owner participants. As of August 27, 2003, Mirant Mid-Atlantic had less than 300 holders of record. Therefore, Mirant Mid-Atlantic notified the SEC that it would no longer be a voluntary reporting entity under the Securities Act of 1934 (the “Exchange Act”). Under the terms of the leases, Mirant Mid-Atlantic is required to amend the rent schedule to the leases to reflect an increase in rental payments commensurate with the 0.5% increase in interest on the lessor notes that is payable by the lessors so long as Mirant Mid-Atlantic is not a reporting entity under the Exchange Act. On September 15, 2004, the Bankruptcy Court granted a motion filed by the respective landlords for the leased assets seeking to compel Mirant Mid-Atlantic to pay the incremental rent. On September 25, 2004, the Debtors filed a motion for rehearing with respect to the order compelling Mirant Mid-Atlantic to pay the incremental rent, which was denied on October 28, 2004. Mirant Mid-Atlantic expects to appeal the decision of the Bankruptcy Court. If Mirant Mid-Atlantic were to continue its status as not being a voluntary reporting entity under the Exchange Act for the remainder of the terms of the leveraged leases, the additional rent expense would be approximately $56 million over the remaining terms of the leases as of September 30, 2004. As a result of the Bankruptcy Court’s granting the motion compelling Mirant Mid-Atlantic to pay the incremental rent, Mirant Mid-Atlantic recognized additional operations and maintenance expense of $6 million for the three and nine months ended September 30, 2004 in the unaudited condensed consolidated statements of operations.

On August 31, 2004, Mirant Mid-Atlantic filed a pleading with the Bankruptcy Court to re-characterize its obligations under its leveraged lease financing as indebtedness. Further, the filed pleadings seek certain declaratory determinations from the Bankruptcy Court relating to the treatment of the lease financing and the claims of the creditors of Mirant Mid-Atlantic which are necessary to the decision between assumption or rejection in the event the Bankruptcy Court determines not to recharacterize the lease financing. In the event the Bankruptcy Court recharacterizes the leases as indebtedness for purposes of the bankruptcy, the treatment of the resulting indebtedness would be addressed in a plan of reorganization of Mirant Mid-Atlantic. This recharacterization may require the Company to re-evaluate the accounting for the leases and record the indebtedness as a pre-petition liability on the Company’s unaudited condensed consolidated balance sheets. The Company then also would record the leased assets in property, plant and equipment. In the event of an assumption or assumption and assignment of the leases, Mirant Mid-Atlantic would need to cure certain of the existing defaults, secure a waiver of certain existing defaults from the requisite owner lessors and certificate holders or obtain relief from the Bankruptcy Court with respect to such defaults. In the event of a rejection of the leases, the owner lessors would be entitled to a return of the leased assets and a claim equal to the amount of unmitigated damages, if any, arising from such rejection, subject to the limitation on allowed claims under Section 502(b)(6) of the Bankruptcy Code, which allowed claim would be subject to compromise in Mirant Mid-Atlantic’s

Chapter 11 case. The impact of any of these events would be reflected in Mirant’s financial statements if and when the events occur.

On October 22, 2004 the owner lessors and the indenture trustee for the certificate holders each filed separate motions to dismiss the entire Chapter 11 case of Mirant Mid-Atlantic, alleging that Mirant Mid-Atlantic is solvent and that the Chapter 11 filing with respect to Mirant Mid-Atlantic was in “bad faith.” The motions contend that if the Bankruptcy Code were interpreted in a manner that did not require some financial distress on the part of the debtor, then such interpretation would render the Bankruptcy Code unconstitutional. Mirant Mid-Atlantic does not believe that the efforts to dismiss the entire Chapter 11 case of Mirant Mid-Atlantic will be successful. However, in the event that the owner lessors and the indenture trustee were successful, then the complaint filed by Mirant Mid-Atlantic on August 31, 2004 would likely be dismissed and it would be unlikely that Mirant Mid-Atlantic could recharacterize the leveraged lease transaction as a financing or reject the leases and receive the benefit of the cap on damages in Section 502(b)(6) of the Bankruptcy Code. The hearing on the motions to dismiss the Chapter 11 case of Mirant Mid-Atlantic is currently scheduled for November 23, 2004.

In a second set of motions filed on October 25, 2004, the owner lessors and the indenture trustee for the certificate holders each moved to dismiss the adversary proceeding commenced by the filing of the complaint on August 31, 2004 on the grounds that the complaint fails to state any claim upon which relief may be granted because the Debtors are seeking “advisory opinions” which courts are not free to give. Mirant Mid-Atlantic does not believe that the complaint seeks an advisory opinion. Mirant Mid-Atlantic believes that the complaint is properly seeking declaratory relief that is essential for it to determine whether recharacterization, assumption or rejection is in the best interest of Mirant Mid-Atlantic and its estate. The hearing on the motions to dismiss the complaint is currently scheduled for December 8, 2004.

As a result of Mirant Mid-Atlantic’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by Mirant Mid-Atlantic of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of Mirant Mid-Atlantic. The termination value for the leases was approximately $1.4 billion at September 30, 2004 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of Mirant Mid-Atlantic’s Chapter 11 filing.

K.   Power Purchase Agreements, Transition Power Agreements and Other Obligations

As of September 30, 2004, the estimated commitments under the power purchase agreements (the “PPAs”) with PEPCO were $1.1 billion, based on the total remaining MW commitment at contractual prices. The PPAs are derivative instruments and are recorded on the unaudited condensed consolidated balance sheet in liabilities subject to compromise at fair value. As of September 30, 2004, the fair value of the PPAs was $556 million, of which $73 million would have been classified as current. The Company recognized unrealized gains of $5 million and $32 million during the three months ended September 30, 2004 and 2003, respectively, and unrealized gains of $152 million and $86 million during the nine months ended September 30, 2004 and 2003, respectively, in connection with the PPAs. Unrealized gains and losses associated with the PPAs are recorded in generation revenue in the unaudited condensed consolidated statements of operations as of September 30, 2004 and 2003.

As of September 30, 2004, the remaining obligation related to the Company’s transition power agreements (the “TPAs”) with PEPCO, recorded in transition power agreements and other obligations, totaled $69 million, all of which is classified as current. The TPA related to load in Maryland expired in June 2004, while the TPA related to load in the District of Columbia expires in January 2005. As actual

MWhs are purchased or sold under these agreements, Mirant amortizes a ratable portion of the obligation as an increase in revenues. The Company recorded, as an adjustment of revenues, amortization of the TPA obligation of approximately $52 million and $119 million during the three months ended September 30, 2004 and 2003, respectively, and $285 million and $335 million during the nine months ended September 30, 2004 and 2003, respectively, in generation revenue in the unaudited condensed consolidated statements of operations.

All other TPAs and other obligations approximated $11 million at September 30, 2004, of which $5 million is classified in current transition power agreements and other obligations in the unaudited condensed consolidated balance sheet. These obligations relate primarily to acquired out-of-market gas transportation and power sales agreements. During the nine months ended September 30, 2004, these obligations were reduced by approximately $28 million due to the Company’s sale of its Canadian natural gas transportation contracts and certain natural gas marketing contracts.

L.   Earnings (Loss) Per Share

Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) from continuing operations	$43	$(33)	$159	$(2,198)
(Loss) from discontinued operations, net of tax	(11)	—	(65)	(37)
Cumulative effect of changes in accounting principles, net of tax	—	—	—	(28)
Net income (loss)	$32	$(33)	$94	$(2,263)
Basic:
Weighted average shares outstanding	405.5	405.5	405.5	404.8
Earnings (loss) per share from:
Continuing operations	$0.11	$(0.08)	$0.39	$(5.43)
Discontinued operations	(0.03)	—	(0.16)	(0.09)
Cumulative effect of changes in accounting principles	—	—	—	(0.07)
Net income (loss)	$0.08	$(0.08)	$0.23	$(5.59)
Diluted:
Net income (loss)	$32	$(33)	$94	$(2,263)
Weighted average shares outstanding	405.5	405.5	405.5	404.8
Shares due to assumed exercise of stock options and equivalents	—	—	—	—
Adjusted shares	405.5	405.5	405.5	404.8
Earnings (loss) per share from:
Continuing operations	$0.11	$(0.08)	$0.39	$(5.43)
Discontinued operations	(0.03)	—	(0.16)	(0.09)
Cumulative effect of changes in accounting principles	—	—	—	(0.07)
Net income (loss)	$0.08	$(0.08)	$0.23	$(5.59)

The following potential common shares were excluded from the earnings per share calculations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Out-of-the-money options	16.6	23.6	18.2	18.0
Shares issuable upon conversion of convertible debt	58.7	59.8	58.7	59.8
Shares issuable upon conversion of convertible trust preferred securities	12.5	12.5	12.5	12.5
Total	87.8	95.9	89.4	90.3

M.   Segment Reporting

The Company has two reportable segments: North America and International. The North America segment consists of the Company’s interrelated power generation and commodity trading operations in the United States and Canada. The International segment includes power generation and distribution operations in the Philippines, power generation operations in Curacao and Trinidad and Tobago and generation, transmission and distribution operations in Jamaica and the Bahamas. The Company’s reportable segments are strategic businesses that are geographically separated and managed separately.

In 2003, certain corporate costs were not allocated to a reporting segment. Beginning January 1, 2004, the Company changed its allocation methodology related to corporate overhead expenses to better reflect its operating structure. As a result, substantially all of the operating expenses are now allocated to the Company’s North America and International segments. The new methodology allocates costs using several methods but is primarily based on gross margin, property, plant and equipment balances, and labor costs. The allocation methodology may be subject to further change during the Chapter 11 reorganization process.

Financial Data by Segment
(in millions)

Three Months ended September 30, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$866	$117	$—	$983
Integrated utilities and distribution	—	147	—	147
Net trading revenue	(9)	—	—	(9)
Total operating revenues	857	264	—	1,121
Cost of fuel, electricity and other products	510	74	—	584
Gross Margin	347	190	—	537
Operating Expenses:
Operations and maintenance	148	74	17	239
Depreciation and amortization	42	30	5	77
Impairment losses and restructuring charges (credits)	3	(1)	7	9
Loss on sales of assets, net	65	—	—	65
Total operating expenses	258	103	29	390
Operating Income (Loss)	$89	$87	$(29)	147
Other expense, net				(20)
Income From Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				127
Reorganization items, net				62
Provision for income taxes				17
Minority interest				5
Income from Continuing Operations				$43
Total assets at September 30, 2004	$9,183	$4,960	$(2,338)	$11,805

Nine Months ended September 30, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$2,785	$356	$—	$3,141
Integrated utilities and distribution	—	417	—	417
Net trading revenue	11	—	—	11
Total operating revenues	2,796	773	—	3,569
Cost of fuel, electricity and other products	1,874	211	—	2,085
Gross Margin	922	562	—	1,484
Operating Expenses:
Operations and maintenance	531	215	(12)	734
Depreciation and amortization	124	91	16	231
Impairment losses and restructuring charges	7	—	9	16
Loss on sales of assets, net	50	—	—	50
Total operating expenses	712	306	13	1,031
Operating Income (Loss)	$210	$256	$(13)	453
Other expense, net				(36)
Income From Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				417
Reorganization items, net				192
Provision for income taxes				49
Minority interest				17
Income from Continuing Operations				$159
Total assets at September 30, 2004	$9,183	$4,960	$(2,338)	$11,805

Three Months ended September 30, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,332	$129	$—	$1,461
Integrated utilities and distribution	—	134	—	134
Net trading revenue	—	—	—	—
Total operating revenues	1,332	263	—	1,595
Cost of fuel, electricity and other products	920	72	—	992
Gross Margin	412	191	—	603
Operating Expenses:
Operations and maintenance	169	71	22	262
Depreciation and amortization	51	30	6	87
Impairment losses and restructuring charges	(2)	—	—	(2)
Gain on sales of assets, net	(13)	—	(10)	(23)
Total operating expenses	205	101	18	324
Operating Income (Loss)	$207	$90	$(18)	279
Other expense, net				(143)
Loss From Continuing Operations Before Income Taxes and Minority Interest				136
Reorganization items, net				182
Benefit for income taxes				(26)
Minority interest				13
Loss From Continuing Operations				$(33)
Total assets at December 31, 2003	$9,185	$4,751	$(1,663)	$12,273

Nine Months ended September 30, 2003:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$3,539	$383	$—	$3,922
Integrated utilities and distribution	—	390	—	390
Net trading revenue	39	—	—	39
Total operating revenues	3,578	773	—	4,351
Cost of fuel, electricity and other products	2,583	210	—	2,793
Gross Margin	995	563	—	1,558
Operating Expenses:
Operations and maintenance	543	190	113	846
Depreciation and amortization	150	90	18	258
Impairment losses and restructuring charges	2,073	8	5	2,086
Gain on sales of assets, net	(38)	(1)	(10)	(49)
Total operating expenses	2,728	287	126	3,141
Operating (Loss) Income	$(1,733)	$276	$(126)	(1,583)
Other expense, net				(390)
Loss From Continuing Operations Before Income Taxes and Minority Interest				(1,973)
Reorganization items, net				182
Provision for income taxes				7
Minority interest				36
Loss From Continuing Operations				$(2,198)
Total assets at December 31, 2003	$9,185	$4,751	$(1,663)	$12,273

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Executive Summary

Overview

We operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. As a result, our financial statements include the results of Bankruptcy Court actions, probable claims against our estate and professional and administrative costs related to the bankruptcy process. The business conditions impacting our North American businesses remain challenging as stated in our Form 10-K.

In the first nine months of 2004, commodity prices increased in many U.S. markets compared to 2003. This change increased the expected future value of our generation asset portfolio; however, it adversely impacted the fair value of forward power contracts that we use to economically hedge portions of our anticipated North America generation for the remainder of 2004 and 2005. In addition to recognizing unrealized losses in 2004 related to these contracts, we posted approximately $101 million of cash collateral with counterparties and brokers during the nine months ended September 30, 2004 to support these contracts. Between September 30, 2004 and October 29, 2004, we posted an additional $130 million of cash collateral.

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

For the three and nine months ended September 30, 2004 and 2003, our gross margin included the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unrealized gains on PPAs	$5	$32	$152	$86
Net unrealized gains (losses) on asset management, optimization and legacy portfolios(1)	22	(192)	(59)	(292)
Net unrealized gross margin	27	(160)	93	(206)
TPA amortization	52	119	285	335
Realized gross margin(1)	458	644	1,106	1,429
Total gross margin	$537	$603	$1,484	$1,558

(1)   Gross margin for the three and nine months ended September 30, 2003 reflects $188 million of unrealized losses offset by $188 million of realized gross margin related to energy contracts terminated by counterparties as a result of Chapter 11 filings. As a result of the terminations, the unrealized gains on these contracts became realized in the third quarter of 2003.

Financial Performance

Our financial performance during the three and nine months ended September 30, 2004 included the following:

•       Our gross margin decreased by $66 million for the three months ended September 30, 2004 compared to the same period in 2003. This decrease reflects $67 million of lower revenue related to amortization of TPAs, $42 million higher realized gross margin from our North America generation assets offset by unrealized losses on forward power contracts, and stable gross margin from our International segment.

•       Our gross margin decreased by $74 million for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease reflects $50 million of lower revenue related to amortization of TPAs, $28 million of lower net trading revenues, $55 million higher realized gross margin from our North America generation assets offset by unrealized losses on forward power contracts, and stable gross margin from our International segment.

•       During the first quarter of 2004, we completed the sale of our remaining Canadian natural gas transportation contracts and certain natural gas marketing agreements. As part of the sale agreements, we paid approximately $12 million to a third party to assume approximately $28 million of net liabilities. We recognized a gain of approximately $16 million in connection with the sale of these agreements that is reflected in the loss (gain) on sales, net in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2004.

•       During the third quarter of 2004, we recognized estimated losses of $7 million related to hurricane damage sustained in our Caribbean operations.

•       During the second quarter of 2004, we recorded an impairment charge of approximately $48 million related to the planned sale of Coyote Springs 2 that is reflected in loss from discontinued operations in the unaudited condensed consolidated statements of operations.

•       During the third quarter of 2004, we recorded a loss on sale of assets of approximately $65 million related to the planned sale of three natural gas combustion turbines that is reflected in the loss (gain) on sales, net in the unaudited condensed consolidated statements of operations.

•       During the second quarter of 2004, we reflected a gain of $38 million related to the extinguishment of $83 million of our 2.5% convertible debentures due 2021 that were included in liabilities subject to compromise. This gain is reflected in other income (expense), net in the unaudited condensed consolidated statements of operations.

•       Our interest expense decreased by $22 million and $251 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia Generating Company, LLC (“West Georgia”), was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $131 million and $388 million for the three and nine months ended September 30, 2004, respectively.

•       For the three and nine months ended September 30, 2004, we recognized net expenses for reorganization items of $62 million and $192 million, respectively.

•       For the nine months ended September 30, 2004, net cash provided by operating activities was $68 million. This amount includes additional collateral posted to counterparties and brokers of

$101 million. Included in this $101 million is $59 million related to pre-petition letters of credit drawn upon by counterparties. Additionally, we paid $77 million for reorganization items.

•       During the first quarter of 2004, a minority shareholder of the Sual project exercised its put option. As a result, our Philippines business paid approximately $21 million to acquire an additional 2.94% ownership interest in the Sual project.

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

North America

Our North America segment consists primarily of electricity generation (approximately 14,000 MW of generating capacity) and energy trading and marketing activities managed as a combined business.

The following table summarizes the operations of our North America segment for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Operating revenues:
Generation	$866	$1,332	$(466)	$2,785	$3,539	$(754)
Net trading revenues	(9)	—	(9)	11	39	(28)
Total operating revenue	857	1,332	(475)	2,796	3,578	(782)
Cost of fuel, electricity and other products	510	920	(410)	1,874	2,583	(709)
Gross Margin	347	412	(65)	922	995	(73)
Operating expenses:
Operations and maintenance	148	169	(21)	531	543	(12)
Depreciation and amortization	42	51	(9)	124	150	(26)
Impairment losses and restructuring charges	3	(2)	5	7	2,073	(2,066)
Loss (gain) on sales of assets, net	65	(13)	78	50	(38)	88
Total operating expenses	258	205	53	712	2,728	(2,016)
Operating income (loss)	$89	$207	$(118)	$210	$(1,733)	$1,943

The following table summarizes gross margin by region for our North America segment for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Mirant Americas Generation:
Northeast	$91	$72	$19	$192	$115	$77
Mid-Atlantic	109	98	11	297	283	14
West	51	58	(7)	137	150	(13)
Other North America generation	69	80	(11)	145	150	(5)
TPA amortization	52	119	(67)	285	335	(50)
Other, including TPA and PPA losses	(25)	(15)	(10)	(134)	(38)	(96)
Total	$347	$412	$(65)	$922	$995	$(73)

Three Months ended September 30, 2004 versus 2003

Gross Margin.   Our gross margin decreased by $65 million in the three months ended September 30, 2004 compared to the same period for 2003 primarily due to the following:

•       Northeast operations gross margin increased $19 million in the three months ended September 30, 2004 compared to the same period in 2003 primarily due to net unrealized gains on energy derivative contracts being used to economically hedge future expected generation and fuel requirements. The three months ended September 30, 2004 reflects approximately $37 million in net unrealized gains compared to $21 million in net unrealized gains for the three months ended September 30, 2003.

•       Mid-Atlantic operations gross margin increased $11 million in the three months ended September 30, 2004 compared to the same period in 2003. This increase is primarily due to a $28 million increase in realized gross margin in the three months ended September 30, 2004 compared to the same period in 2003 due to higher energy and capacity price levels in 2004, partially offset by higher prices for emission allowances. This increase in realized gross margin is offset by $27 million in net unrealized losses in the three months ended September 30, 2004 compared to $10 million of net unrealized losses in the three months ended September 30, 2003. These net unrealized losses relate to energy derivative contracts being used to economically hedge future expected generation. This decrease in fair value of these energy derivative contracts is largely due to an increase in forward power prices.

•       West operations reflects lower gross margin for our generation units in California and Texas. In California, gross margin decreased by $4 million primarily due to lower reliability-must-run capacity payments resulting from reduced availability. Most of our California generating units were under reliability-must-run contracts in both periods. Under these contracts, revenues are based on a fixed rate of return on the investment in the generating units and the costs of operating the units. In Texas, gross margin decreased by $3 million primarily due to lower energy prices and a new tolling agreement that began in August 2004 with a third party that is at lower prices than what these units received under a prior agreement with Mirant Americas Energy Marketing.

•       Non-cash revenue related to the amortization of the TPAs was $52 million and $119 million for the three months ended September 30, 2004 and 2003, respectively. This decrease primarily relates to the expiration of one of the TPAs in June 2004. The second TPA expires in January 2005.

•       Other gross margin decreased by $10 million. This decrease primarily reflects $9 million lower net trading revenues. Other gross margin also includes our realized losses under the TPAs and the realized and unrealized gains and losses under the power purchase agreements with PEPCO.

Operating Expenses.    Our operating expenses increased by $53 million in the three months ended September 30, 2004 compared to the same period in 2003. The following factors were responsible for the changes in operating expenses:

•       Operations and maintenance expense decreased by $21 million in the three months ended September 30, 2004 compared to the same period in 2003 primarily due to:

•        An increase of  $8 million in corporate overhead costs allocated to the North America segment in the three months ended September 30, 2004. Corporate expenses allocated were $30 million for the three months ended September 30, 2004 compared to $22 million for the same period in 2003;

•        Operations and maintenance for the three months ended September 30, 2004 also reflects a $10 million reduction in the reserve related to receivables from Enron and a decrease of $8 million for property tax settlements related to certain California and New York generation assets;

•        For the three months ended September 30, 2004, $6 million of additional rent expense for our Morgantown and Dickerson baseload units as a result of the Bankruptcy Court granting the motion compelling Mirant Mid-Atlantic to pay incremental rent; and

•        A remaining decrease of $17 million, of which approximately $10 million is primarily related to reduced scope and scale of our energy marketing operations.

•       Depreciation and amortization expense decreased by $9 million in the three months ended September 30, 2004 compared to the same period in 2003. This decrease was primarily due to lower depreciation expense related to our property, plant and equipment after our $1,566 million impairment of long-lived assets in the fourth quarter of 2003.

•       The loss on sale of assets of $65 million for the three months ended September 30, 2004 relates to the planned sale of three natural gas combustion turbines. The gain on sale of assets of $13 million for the three months ended September 30, 2003 primarily related to the sale of gas storage in our Canadian trading operations.

Nine months ended September 30, 2004 versus 2003

Gross Margin.    Our gross margin decreased by $73 million in the nine months ended September 30, 2004 compared to the same period for 2003 primarily due to the following:

•       Northeast operations gross margin increased $77 million in the nine months ended September 30, 2004 compared to the same period in the prior year. The significant change is primarily due to net unrealized gains on derivative instruments of approximately $39 million in the nine months ended September 30, 2004 compared to $8 million in net unrealized losses for the nine months ended September 30, 2003. In addition, events that occurred in the first half of 2003, such as certain forced outages and transmission line problems did not recur in 2004 and realized losses on derivative instruments in the nine months ended September 30, 2003 all decreased our 2003 gross margin.

•       Mid-Atlantic operations gross margin increased $14 million in the nine months ended September 30, 2004 compared to the same period in 2003.

•        There was an increase in prices received from the market in 2004 compared to the fixed prices received under an intercompany capacity and energy agreement with our Mirant Americas

Energy Marketing subsidiary in 2003. As a result of the intercompany agreement, approximately $94 million of Mid-Atlantic gross margin for the nine months ended September 30, 2003 is included in other gross margin. This agreement ended May 1, 2003;

•        Excluding the impact of this agreement, Mid-Atlantic operations gross margin would have been lower in the nine months ended September 30, 2004 compared to the same period in 2003. This is primarily due to approximately $87 million in net unrealized losses in the nine months ended September 30, 2004 on power contracts for future periods. These contracts were entered into to economically hedge a portion of the energy price risk faced by the Mid-Atlantic operations. This decrease in fair value of these energy derivative contracts is due to an increase in forward power prices; and

•        Higher prices for emission allowances and reduced gains on realized fuel hedges more than offset higher prices for capacity and ancillary services.

•       West operations reflects lower gross margin for our generation units in California and Texas. In California, gross margin decreased by only $3 million as most of our California generating units were under reliability-must-run contracts in both periods. Under these contracts, revenues are based on a fixed rate of return on the investment in the generating units and the costs of operating the units. In Texas, gross margin decreased by $10 million primarily due to lower energy prices and a new tolling agreement that began in August 2004 with a third party that is at lower prices than what these units received under a prior agreement with Mirant Americas Energy Marketing.

•       Non-cash revenue related to the amortization of the TPAs was $285 million and $335 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease primarily relates to the expiration of one of the two TPAs in June 2004. The second TPA expires in January 2005.

•       Other gross margin decreased by $96 million in the nine months ended September 30, 2004. This decrease primarily resulted from $94 million of gross margin in 2003 received from the market for power at higher prices than the fixed prices paid under an intercompany capacity and energy agreement with Mirant Mid-Atlantic. As a result, approximately $94 million of Mid-Atlantic gross margin for the nine months ended September 30, 2003 is included in other gross margin. This agreement ended May 1, 2003. Other gross margin also includes our realized losses under the TPAs and the realized and unrealized gains and losses under the power purchase agreements with PEPCO.

Operating Expenses.   Our operating expenses decreased by $2,016 million in the nine months ended September 30, 2004 compared to the same period in 2003. The following factors were primarily responsible for the changes in operating expenses:

•       Operations and maintenance expense decreased by $12 million in the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the following:

•        An increase of $59 million in corporate overhead costs allocated to the North America segment in the 2004 period. Corporate expenses allocated were $126 million for the nine months ended September 30, 2004 compared to $67 million for the same period in 2003;

•        Operations and maintenance for the nine months ended September 30, 2004 also reflects a $10 million reduction in the reserve related to receivables from Enron and a decrease of $8 million for property tax settlements related to certain California and New York generation assets;

•        The nine months ended September 30, 2003 includes bad debt expense of approximately $32 million related to an energy marketing customer;

•        For the nine months ended September 30, 2004 $6 million related to the additional rent expense for our Morgantown and Dickerson baseload units as a result of the Bankruptcy Court granting the motion compelling Mirant Mid-Atlantic to pay the incremental rent; and

•        A remaining decrease of $27 million, of which approximately $20 million is primarily related to reduced scope and scale of our energy marketing operations.

•       Depreciation and amortization expense decreased by $26 million in the nine months ended September 30, 2004 compared to the same period in 2003. This decrease was primarily due to lower depreciation expense related to our property, plant and equipment after our $1,566 million impairment of long-lived assets in the fourth quarter of 2003.

•       Impairment losses and restructuring charges for the nine months ended September 30, 2004 were $7 million compared to $2,073 million for the same period in 2003. In June 2003, we recorded an impairment charge of $2,067 million to recognize the full impairment of goodwill of our North America segment.

•       Loss on sales of assets of $50 million for the nine months ended September 30, 2004 primarily relates to a loss of approximately $65 million related to the planned sale of three natural gas combustion turbines offset by a gain of $16 million in the first quarter related to the sale of the remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts. The gain on sales of assets of $38 million for the nine months ended September 30, 2003 primarily related to the sale of gas storage contracts in our Canadian trading operations.

International

Our International segment consists of our ownership interest in power generating operations in the Philippines, Curacao and Trinidad and Tobago and our ownership interest in integrated utilities in Jamaica and the Bahamas. The following table summarizes the operations of our International businesses for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Operating revenues:
Generation	$117	$129	$(12)	$356	$383	$(27)
Integrated utility and distribution	147	134	13	417	390	27
Total operating revenues	264	263	1	773	773	—
Cost of fuel, electricity and other products	74	72	2	211	210	1
Gross Margin	190	191	(1)	562	563	(1)
Operating expenses:
Operations and maintenance	74	71	3	215	190	25
Depreciation and amortization	30	30	—	91	90	1
Impairment losses and restructuring charges	(1)	—	(1)	—	8	(8)
Gain on sales of assets, net	—	—	—	—	(1)	1
Total operating expenses	103	101	2	306	287	19
Operating income	$87	$90	(3)	$256	$276	(20)

Three Months ended September 30, 2004 versus 2003

Operating Revenue:   Our operating revenues increased by $1 million in the three months ended September 30, 2004 compared to the same period in 2003; however, we did experience variances within this classification. This increase was primarily caused by higher energy sales, higher fuel prices and regulatory approved increases in non-fuel tariffs at our Jamaica integrated utility in 2004 compared to the same period in 2003. Offsetting this total was a reduction of $5 million related to assets that were no longer owned, operated or consolidated by the Company in 2004 that were included in 2003 results. Service disruption caused by hurricanes in Jamaica and the Bahamas also reduced the total operating revenues in the third quarter of 2004.

Cost of fuel, electricity and other products:   The increase of $2 million is primarily driven by higher commodity fuel prices and sales at our Caribbean integrated utilities offset by a decrease of $3 million in fuel costs related to assets that were no longer owned, operated or consolidated by the Company in 2004 that were included in 2003 results.

Operating Expenses.   Our operating expenses increased by $2 million in the three months ended September 30, 2004 compared to the same period in 2003.

•       Operations and maintenance expense increased by $3 million in the three months ended September 30, 2004 compared to the same period in 2003, primarily as a result of the following:

•        A $2 million increase in corporate overhead costs allocated to the International segment. Corporate expenses allocated were $5 million for the three months ended September 30, 2004 compared to $3 million for the same period in 2003;

•        Estimated expense of $2 million related to the hurricane activity at our Caribbean operations; and

•        Offsetting these increases were $2 million related to assets that were no longer owned, operated or consolidated by us in 2004 that were included in the 2003 results.

Nine months ended September 30, 2004 versus 2003

Operating Revenue:   Our operating revenues were unchanged for the nine months ended September 30, 2004 compared to the same period in 2003; however, we did experience variances within this classification. Revenue decreased $3 million due to lower nominated capacity from Pagbilao as a result of the implementation of the General Framework Agreement (“GFA”). Additionally, a reduction in revenue of $13 million was related to assets that were no longer owned, operated or consolidated by us in 2004 that were included in 2003 results. These revenue reductions were offset by higher integrated utility and distribution revenues due to higher energy sales, higher fuel-related revenues, and regulatory approved increases in non-fuel tariffs at our Jamaica integrated utility in 2004 compared to the same period in 2003.

Cost of fuel, electricity and other products:   The increase of $1 million is primarily driven by higher commodity fuel prices for the year at our Caribbean integrated utilities in 2004 compared to the same period in 2003 offset by a decrease of $7 million in fuel costs related to assets that were no longer owned, operated or consolidated by us in 2004 that were included in 2003 results.

Operating Expenses.   Our operating expenses increased by $19 million in the nine months ended September 30, 2004 compared to the same period in 2003.

•       Operations and maintenance expense increased by $25 million in the nine months ended September 30, 2004 compared to the same period in 2003, primarily as a result of the following:

•        A $19 million increase in corporate overhead costs allocated to the International segment. Corporate expenses allocated were $27 million for the nine months ended September 30, 2004 compared to $8 million for the same period in 2003;

•        Estimated expense of $2 million related to the hurricane activity at our Caribbean operations during the third quarter;

•        An $8 million increase in operating and maintenance expenses, primarily related to our Caribbean operating expenses associated with the Bogue plant coming online and fees associated with the Jamaica rate case filing;

•        A $2 million increase related to Pagbilao generating facility repairs during the nine months ended September 30, 2004; and

•        Offsetting these were $6 million related to assets that were no longer owned, operated, or consolidated by us in 2004 that were included in the 2003 results.

•       Impairment losses and restructuring charges of $8 million in the nine months ended September 30, 2003 were related to the severance of employees and other employee termination-related charges combined with withholding tax on Pagbilao pre-acquisition earnings of $4 million as a result of the exercise of the minority shareholders’ put option in 2003.

Corporate

The following table summarizes our corporate expenses for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Operating expenses:
Operations and maintenance	$17	$22	$(5)	$(12)	$113	$(125)
Depreciation and amortization	5	6	(1)	16	18	(2)
Impairment losses and restructuring charges	7	—	7	9	5	4
Gain on sales of assets	—	(10)	10	—	(10)	10
Total operating expenses	$29	$18	$11	$13	$126	$(113)

The corporate operating expenses for the three and nine months ended September 30, 2004 represent the amount of costs incurred in excess of billings to subsidiaries during this period. This is a result of two factors. First, we use budgeted costs to determine cost allocations to the operating segments and a one-month lag in allocations to the segment. This creates a timing difference that will be resolved through adjustments to the cost allocation amount in the following period. Second, all cost allocations are reflected in operations and maintenance expense, regardless of the statement of operations classification of the expense incurred by the corporate segment. As a result, depreciation and amortization and other expense items are reflected as reductions of operations and maintenance expense when allocated. This contributes to the negative operations and maintenance expense for the corporate segment but has no impact on the consolidated statements of operations. Before allocations to operating segments, our corporate expenses in total are $35 million lower through September 30, 2004 compared to 2003. This 17% decrease is due primarily to cost cutting efforts.

Other Significant Consolidated Statements of Operations Movements

The following table summarizes our consolidated other income and expenses for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Other (Expense) Income, net:
Interest expense	$(32)	$(54)	$22	$(98)	$(349)	$251
Interest rate hedging losses	—	(94)	94	—	(110)	110
Equity in income of affiliates	6	8	(2)	19	23	(4)
Interest income	3	5	(2)	8	22	(14)
Other, net	3	(8)	11	35	24	11
Total other expense, net	$(20)	$(143)	$123	$(36)	$(390)	$354
Reorganization items, net	$62	$182	$(176)	$192	$182	$10
Provision (benefit) for income tax	$17	$(26)	$43	$49	$7	$42
Minority interest	$5	$13	$(8)	$17	$36	$(19)
Loss from discontinued operations, net of tax	$(11)	$—	$11	$(65)	$(37)	$28
Cumulative effect of changes in accounting principles, net of tax	$—	$—	$—	$—	$(28)	$28

Three Months ended September 30, 2004 versus 2003

Interest expense.   Interest expense decreased by $22 million for the three months ended September 30, 2004, compared to the same period in 2003. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia, was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $131 million and $107 million for the three months ended September 30, 2004 and 2003, respectively.

Interest rate-hedging losses.   Interest rate hedging losses of $94 million for the three months ended September 30, 2003 represent the reclassification of interest rate hedging losses from other comprehensive income to interest expense. The reclassification for the three months ended September 30, 2003 resulted primarily from the suspension of interest payments on the debt associated with the interest rate swaps, pursuant to the Chapter 11 filings.

Reorganization items, net.   Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

•       For the three months ended September 30, 2004, this amount includes:

•        $44 million related to estimated damage claims on rejected and amended contracts;

•        $22 million in professional and administrative fees; and

•        $4 million related to interest income.

•       For the three months ended September 30, 2003, this amount includes:

•        $166 million related to estimated damage claims on rejected and amended contracts;

•        $18 million in professional and administrative fees; and

•        $2 million of interest income.

Provision for Income Taxes.   The unaudited condensed consolidated statements of operations for the three months ended September 30, 2004, reflect an income tax provision of $17 million. The Company provides a valuation allowance, where appropriate, for federal, state and foreign income tax purposes.

Discontinued Operations.   The $11 million loss from discontinued operations for the three months ended September 30, 2004 includes the generating facilities we expect to dispose of in 2004 and/or 2005.

Nine months ended September 30, 2004 versus 2003

Interest expense.   Interest expense decreased by $251 million for the nine month period ended September 30, 2004, compared to the same period in 2003. Effective with the Chapter 11 filings, accrual of interest expense associated with the debt of the Mirant Debtors, with the exception of West Georgia, was suspended. Therefore, subsequent to the Petition Date, no interest expense related to those obligations was recorded. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $388 million and $107 for the nine months ended September 30, 2004 and 2003, respectively.

Interest rate-hedging losses.   Interest rate hedging losses of $110 million for the nine months ended September 30, 2003, represent the reclassification of interest rate hedging losses from other comprehensive income to interest expense. The reclassification for the nine months ended September 30, 2003 resulted primarily from the suspension of interest payments on the debt associated with the interest rate swaps, pursuant to the Chapter 11 filings.

Reorganization items, net.   Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

•       For the nine months ended September 30, 2004, this amount includes:

•        $134 million related to estimated damage claims on rejected and amended contracts;

•        $74 million in professional and administrative fees;

•        $9 million of interest income; and

•        $7 million gain related to the emergence of the Mirant Canadian Subsidiaries from creditor protection.

•       For the nine months ended September 30, 2003, this amount includes:

•        $166 million related to estimated damage claims on rejected and amended contracts;

•        $18 million in professional and administrative fees; and

•        $2 million of interest income.

Other, net.   The unaudited condensed consolidated statements of operations for the nine months ended September 30, 2004, reflect a gain of $38 million related to the extinguishment of $83 million of our 2.5% convertible debentures due 2021 that were included in liabilities subject to compromise. For the nine months ended September 30, 2003, we had miscellaneous income of $24 million, including $11 million related to the sale of certain energy marketing contracts.

Provision for Income Taxes.   The unaudited condensed consolidated statements of operations for the nine months ended September 30, 2004, reflect an income tax provision of $49 million. The Company provides a valuation allowance, where appropriate, for federal, state and foreign income tax purposes.

Discontinued Operations.   The $65 million loss from discontinued operations for the nine months ended September 30, 2004 includes generating facilities that we expect to dispose of in 2004 and/or 2005.

The $37 million loss from discontinued operations for the nine months ended September 30, 2003 reflects the generating facilities that were disposed of in 2003.

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

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 filings. The Chapter 11 filings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters, and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. All intercompany transfers by such Mirant entities are recorded as intercompany loans which are secured by liens (such liens are junior to the liens of the DIP Facility lenders) on the assets of the relevant borrowing group. Upon entering into the DIP Facility, the cash balances of the participating Mirant Debtors became subject to security interests in favor of the DIP Facility lenders and, upon certain conditions, such cash balances are swept into concentration accounts controlled by the DIP Facility lenders.

Under the existing cash management program, Mirant Americas Energy Marketing has limited access to liquidity and capital. However, the activities of Mirant Americas Energy Marketing require access to substantial liquidity, due in part to commitments under the Back-to-Back Agreement, collateral and settlement requirements in connection with its legacy portfolio of transactions and asset management activities for our generation assets, including the generation assets of Mirant Americas Generation and Mirant Mid-Atlantic. To the extent that they are out-of-the market at the time of payment or settlement, the commitments under the Back-to-Back Agreement and the settlement of the legacy portfolio transactions represent permanent reductions to the liquidity of Mirant Americas Energy Marketing. Although Mirant Americas Energy Marketing charges Mirant Americas Generation and Mirant Mid-Atlantic a fee for collateral posted in connection with asset management activities for their benefit, cash held by Mirant Americas Generation and Mirant Mid-Atlantic is presently not fully available as a source of liquidity for Mirant Americas Energy Marketing. The primary sources of liquidity for Mirant Americas Energy Marketing are its existing cash balances, intercompany borrowings, repayments by Mirant of an existing intercompany loan, and borrowings under the DIP Facility. The Bankruptcy Court has limited intercompany borrowing by Mirant Americas Energy Marketing to $100 million and, with respect to borrowings from Mirant Americas Generation and Mirant Mid-Atlantic, to the balance of the intercompany loan from Mirant Americas Energy Marketing to Mirant Corporation. The Bankruptcy Court has limited usage under the DIP Facility by Mirant Americas Energy Marketing and Mirant Corporation to $200 million. As of September 30, 2004, Mirant Americas Energy Marketing had available liquidity of approximately $403 million. Due primarily to the posting of additional cash collateral in October, Mirant Americas Energy Marketing had available liquidity of approximately $237 million as of October 29, 2004. In the event that we determine it is appropriate, we will petition the Bankruptcy Court to amend the existing inter-company borrowing limits to permit Mirant Americas Energy Marketing to borrow from Mirant Americas Generation and Mirant Mid-Atlantic to fund collateral posted by Mirant Americas Energy Marketing in connection with asset management activities for their benefit.

Cash Flows

We used $48 million less cash in our operating activities in the nine months ended September 30, 2004 compared to the same period in 2003.

During the nine months ended September 30, 2004, working capital changes, which are reflected as changes in operating assets and liabilities, required $158 million in cash compared to $214 million of cash required by changes in working capital during the same period in 2003. This was primarily due to the following:

•       Posting additional cash collateral to counterparties and brokers of $101 million in the nine months ended September 30, 2004 compared to posting $128 million in the same period in 2003;

•       Returning $14 million of collateral from counterparties in the nine months ended September 30, 2004, compared to returning $25 million from counterparties in the same period in 2003; and

•       Other working capital requirements of $43 million for the nine months ended September 30, 2004 compared to other working capital requirements of $61 million in the same period in 2003. Other working capital requirements for 2004 relate primarily to inventories. Other working capital requirements for 2003 relate primarily to receivables outstanding as of September 30, 2003 on energy contracts terminated early by counterparties as a result of our Chapter 11 filings.

Net cash provided by operating activities excluding the effects of working capital was $226 million in the nine months ended September 30, 2004 compared to $234 million in the same period in 2003.

•       Gross margin excluding unrealized gains and losses and the non-cash revenue related to the TPA amortization decreased $323 million for the nine months ended September 30, 2004 to $1,106 million from $1,429 million in the same period of 2003. $188 million of the decrease represents realized gross margin for the nine months ended September 30, 2003 on energy contracts terminated early by counterparties as a result of our Chapter 11 filings. As a result of the terminations, the unrealized gains on these contracts became realized in the third quarter of 2003.

•       Excluding a 2004 bad debt recovery of $10 million and a 2003 bad debt expense of $32 million, operating and maintenance expenses decreased by $90 million in the nine months ended September 30, 2004 compared to the same period of 2003.

•       Cash paid for interest for the nine months ended September 30, 2004 decreased to $101 million from $359 million for the same period in 2003 due to our Chapter 11 filings.

•       In the nine months ended September 30, 2004 we paid $77 million for reorganization items associated with the Chapter 11 filings compared to $12 million in the same period in 2003.

•       Deferred income tax amounts increased $12 million for the nine months ended September 30, 2004, but decreased $27 million for the same period in 2003.

Net cash used in investing activities was $123 million for the nine months ended September 30, 2004, compared to $133 million of cash used in investing activities for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we had capital expenditures of $94 million compared to capital expenditures of $444 million in 2003, which includes $124 million related to the cancellation of turbine contracts in Europe offset by proceeds from the sale of assets of $297 million during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, our Philippines business paid $21 million to acquire an additional interest in the Sual project after a minority shareholder exercised its put option. During the nine months ended September 30, 2003, we paid $59 million to acquire additional interests in the Pagbilao project after minority shareholders exercised their put options. We also paid $12 million to a third party to exit our Canadian natural gas transportation agreements and certain natural gas marketing contracts during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, we received $297 million in proceeds from the sale of our Neenah generating facility, Mirant Americas Energy Capital investments and the Tanguisson power plant in Guam. Also during the nine months ended September 30, 2003, we were repaid $98 million and issued $27 million of notes receivable primarily related to our energy capital business.

Net cash provided by financing activities was $9 million during the nine months ended September 30, 2004 compared to cash used in financing activities of $17 million during the same period of 2003. Proceeds from issuance of debt were $266 million for the nine months ended September 30, 2004 compared to $307 million in the same period of 2003. Of the $266 million, $236 million represents letters of credit being drawn upon by counterparties and banks during the nine months ended September 30, 2004. As a result, this $236 million increase in cash provided by financing is partially offset by an increase in the cash used in operations for working capital purposes, as a portion was used to settle accounts payable and to post collateral with counterparties and brokers. The remaining amount of the increase is offset by the increase in the debt service reserve described below. The remaining debt proceeds for the nine months ended September 30, 2004 were related to our Jamaica operations. Cash provided by financing activities in the nine months ended September 30, 2004 reflects repayments of long-term debt of $192 million primarily related to our Asia operations of $159 million and Jamaica operations of $25 million. In the nine months ended September 30, 2004 the debt service reserve increased $46 million compared to a decrease of $43 million in the same period of 2003. The increase in the debt service reserve is primarily due to an $86 million letter of credit drawn upon in the nine months ended September 30, 2004. In the nine months ended September 30, 2004, our Jamaica operations also repaid $11 million of short-term debt. In the nine months ended September 30, 2003, we repaid long-term debt of $289 million, short-term debt of $36 million, and purchased $51 million of TIERS certificates.

Total Cash, Cash Equivalents and Credit Facility Availability

The table below sets forth total cash, cash equivalents and availability under the DIP Facility as of September 30, 2004, and December 31, 2003 (in millions):

	September 30, 2004	December 31, 2003
Cash and Cash Equivalents:
Debtors:
Mirant Corporation	$329	$467
Mirant Americas Generation(1)	145	115
Mirant Mid-Atlantic(1)	379	209
Mirant Americas Energy Marketing	114	161
Other subsidiaries	67	124
Total Debtors cash and cash equivalents	1,034	1,076
Non-Debtors	507	511
Total cash and cash equivalents	1,541	1,587
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements(2)	216	354
Total available cash and cash equivalents	1,325	1,233
Available under DIP Facility	258	279
Total cash, cash equivalents and credit facilities availability	$1,583	$1,512

(1)          Since filing for protection under Chapter 11, none of the Mirant Debtors have paid dividends or made capital contributions. As discussed above, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court.

(2)          Amounts designated as “Cash required for operating working capital or other purposes or restricted by the subsidiaries’ debt agreements” are estimated amounts. In addition, as of December 31, 2003, such amounts include $92 million held by the Mirant Canadian Subsidiaries that were subject to protection under the CCAA in Canada at that time.

Other Developments

Plan of Reorganization

We are developing our plan of reorganization that we intend to file with the Bankruptcy Court during the fourth quarter. As discussed in Note B, there can be no assurance that a successful plan or plans of reorganization will be proposed by the Mirant Debtors, supported by the Mirant Debtors’ creditors or security holders or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

Labor Agreements

In August 2003, we unilaterally implemented the “Terms and Conditions of Employment” that reflect a final proposed labor agreement at our Mirant Mid-Atlantic plants in Maryland and Virginia. We formally reinitiated negotiations with the International Brotherhood of Electrical Workers (“IBEW”) Local 1900 which represents employees at our Mirant Mid-Atlantic plants in May 2004 in an effort to reach a ratified collective bargaining agreement. In October 2004, employees represented by IBEW Local 1900 at our Mirant Mid-Atlantic plants ratified a new collective bargaining agreement. The terms of the agreement are in place through June 1, 2010.

Additionally, in September 2004, we entered into a one-year extension of the current collective bargaining agreement with the IBEW for our California plants.

Deactivation of Units

On April 1, 2004, Mirant Kendall, LLC (“Mirant Kendall”) applied to the Independent System Operator of New England (“ISO New England”) to deactivate, as of October 1, 2004, a combustion turbine and three steam generation units located in Cambridge, Massachusetts due to Mirant Kendall’s determination that the units do not produce sufficient revenues under current market conditions to justify their continued operation at this time. On June 10, 2004, Mirant Kendall applied to the ISO New England to retire one of the jet generation units located at the Kendall Station (Jet #2), effective on or after August 9, 2004, and to deactivate the other jet generation unit at that location (Jet #1), also effective on or after August 9, 2004. The ISO New England determined that the retirement of one jet and the deactivation of the combustion turbine and one steam turbine will not have a significant effect upon the reliability or operating characteristics of the ISO New England’s transmission system or on the system of any other participant. As of October 1, 2004, we have retired and are in the process of removing Jet #2 from service permanently and have deactivated the combustion turbine and steam Turbine #3.

Hurricane Damage

During the third quarter of 2004, our Caribbean operations sustained significant damage as a result of major hurricanes. Our initial estimate of capital expenditures and other costs to repair such damage is $18 million. For the three and nine months ended September 30, 2004, we recognized estimated losses of $7 million related to repair costs and to the write-off of damaged equipment.

Employee Retention Plan

On August 11, 2004, the Bankruptcy Court approved the second portion of the Company’s Key Employee Retention Program (“KERP”) which provides for retention payments for approximately 90 employees, both executive and non-executive. Expected payments under this program total approximately $6 million; $1 million previously paid, $2 million during the fourth quarter 2004 and $3 million in 2005. These amounts are recognized as operations and maintenance expense as earned. Executive payments are contingent upon certain milestones of the plan of reorganization and include filing a plan of reorganization with the Court, approval, confirmation and consummation of the plan.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. We believe that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others. We have discussed the selection of and application of these accounting policies with the Audit Committee of the Board of Directors and our independent auditors.

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

The fair value amounts contained within our consolidated financial statements are estimates based largely on quoted market prices or, if no active market exists, quantitative pricing models. We estimate the fair value of certain derivative contracts using our pricing models based on contracts with similar terms and risks. Our modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The nominal value of the transaction is also discounted using a London InterBank Offered Rate (“LIBOR”) based forward interest rate curve. In addition, the fair value of our derivative contracts reflects the risk that the counterparties to these contracts may default on their obligations. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points. The amounts recorded as revenue change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control.

Non-derivative energy-related contracts, such as transportation contracts, storage contracts and tolling agreements, are required to be accounted for as executory contracts using the accrual method of accounting and not fair value.

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

Bankruptcy Claims Assessment

Our unaudited condensed consolidated financial statements include, as liabilities subject to compromise, the pre-petition liabilities recorded on our consolidated balance sheet at the time of our bankruptcy filings with the exception of the settlements approved by the Bankruptcy Court prior to September 30, 2004. In addition, we also reflect as liabilities subject to compromise the probable claim amount relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, debt and other liabilities (the “Probable Claims Estimate”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the proofs of claim filed in our Chapter 11 case as of September 30, 2004:

	Total Number of Claims	Total Claims Exposure (in millions)
Total claims filed	8,070	$243,772
Less:
Redundant claims	5,990	214,991
Claims with basis for objection	34	16,612
Total claims	2,046	$12,169
Additional scheduled liabilities		37
Total claims exposure		$12,206

The amount of the proofs of claim net of redundancies and amounts for which we have identified a basis for objection totals approximately $12 billion, as summarized above. This amount plus approximately $2 billion of estimated liabilities for which claims have not been filed represents the total estimate of current claims exposure against the Mirant Debtors as of September 30, 2004. Of the $14 billion, we have recorded approximately $9 billion as liabilities subject to compromise on our unaudited condensed balance sheet as of September 30, 2004. The most significant components of the $5 billion difference between the net claims exposure and the amount recorded as liabilities subject to compromise relate to litigation and rejected contract claims.

Long-Lived Assets

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or, in the case of assets we expect to sell, at fair value less costs to sell.

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

Goodwill and Indefinite-lived Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill (Step I). For purposes of this test, our reporting units are North America, Asia and Caribbean. The amount of the impairment charge, if impairment exists, is calculated as the difference between the implied fair value of the reporting unit’s goodwill and its carrying value (Step II). We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

The accounting estimates related to determining the fair value of goodwill require management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

We are in the process of performing our annual assessment of goodwill at October 31. The preliminary results of this assessment indicate that a Step II analysis is required to be performed and a potential impairment of the goodwill related to our Asia reporting unit may be required due to an increase in the discount rate as a result of a downgrade of the Philippines’ government credit rating and an increase in the effective cash tax rate assumptions compared to prior year. The amount of any impairment charge, if required, will be recognized in the fourth quarter of 2004 and will be calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value. The Asia reporting unit’s goodwill balance is $582 million as of September 30, 2004.

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II, Item 1, “Legal Proceedings” and Note I to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

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

Commodity Price Risk

In connection with our power generating business in North America, we are exposed to energy commodity price risk associated with the electricity we produce and sell, as well as the acquisition of fuel consumed to generate electricity. A portion of the electricity we produce is sold in the spot market and a portion of our fuel requirements are also purchased in the spot market. In addition, the open positions in our asset management, optimization and legacy portfolio activities expose us to changes in energy commodity prices. As a result, our financial performance in North America varies depending on changes in the prices of commodities. See “Critical Accounting Policies and Estimates” for the accounting treatment for optimization trading and asset management activities.

The financial performance of our power generating business is influenced by the difference between the cost of converting source fuel, such as natural gas or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one megawatt hour of electricity and the market value of the electricity generated is commonly referred to as the “spark spread.” Absent the impacts of our asset management activities, the operating margins that we realize are equal to the difference between the spark spread and the cost of operating the plants that produce the electricity sold.

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

Through our asset management activities, we enter into a variety of exchange-traded and over the counter (“OTC”) energy and energy-related derivative contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage our exposure to commodity price risk and changes in spark spreads. These derivatives have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument. Our optimization trading activities also utilize similar contracts in markets where we have a physical presence to attempt to generate incremental gross margin. In addition, our legacy portfolio consists of a variety of energy and energy-related derivative and non-derivative contracts that have been determined to be no longer consistent with our asset management or optimization trading strategies.

Energy contracts required to be reflected at fair value are presented as price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. The net changes in their market values are recognized as income in the period of change. The fair value of the PEPCO PPAs related to our power purchase contracts, which we account for as derivatives, are included in liabilities subject to compromise on the accompanying consolidated balance sheet as of September 30, 2004 and December 31, 2003 due to our attempts to reject the agreements, which are currently the subject of litigation.

The volumetric weighted average maturity, or weighted average tenor, of the North American portfolio at September 30, 2004 was approximately 1 year. The net notional amount of the price risk management assets and liabilities at September 30, 2004 was a net short position of approximately 19 million equivalent MWhs.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts during the three months ended September 30, 2004 (in millions).

	Optimization	Asset Management	Legacy	Total
Net fair value of portfolio at December 31, 2003	$30	$16	$(54)	$(8)
(Losses) gains recognized in the period, net	(5)	(141)	16	(130)
Contracts settled during the period, net	(13)	38	44	69
Other changes in fair value, net	2	—	—	2
Net fair value of portfolio at September 30, 2004	$14	$(87)	$6	$(67)

The decrease in the net fair value of price risk management assets and liabilities related to our asset management activities relates primarily to 2004 and 2005 forward power contracts that, due to higher prices, resulted in unrealized losses for the three and nine months ended September 30, 2004. These contracts are primarily being used to economically hedge the gross margin of our Mid-Atlantic operations.

The fair values of our price risk management assets and liabilities, net of credit reserves, as of September 30, 2004 are included in the following table (in millions).

	Net Price Risk Management Assets/(Liabilities)
	Price Risk Management Assets Value September 30, 2004	Price Risk Management Liabilities Value September 30, 2004	Net Value September 30, 2004
Electricity	$149	$(277)	$(128)
Natural gas	88	(76)	12
Crude oil	111	(55)	56
Other	(5)	(2)	(7)
Total	$343	$(410)	$(67)

The following table represents the net price risk management assets and liabilities by tenor as of September 30, 2004 (in millions):

Net Price Risk Management Assets/(Liabilities) September 30, 2004
2004	$(12)
2005	(104)
2006	14
2007	10
2008	8
Thereafter	17
Net liabilities	$(67)

Value at Risk

We continue to use VaR to summarize in dollar terms the market price risk we have and the potential loss in value of portions of our optimization portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. The average VaR related to our optimization activities, using various assumed holding periods and a 95% confidence interval, was $2 million for the nine months ended September 30, 2004 and the VaR as of September 30, 2004 was $2 million.

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

We manage the risk associated with asset management activities through a variety of methods. To ensure that hedge positions are risk reducing in nature, we measure the impact of each asset management transaction executed relative to the overall asset position, including previously executed hedge transactions, that it is designed to hedge. See “Critical Accounting Policies and Estimates” for accounting treatment for asset management and optimization trading activities.

Credit Risk

Credit risk represents the loss that we would incur if a counterparty failed to perform under its contractual obligations. We monitor credit concentration risk on both an individual basis and a group counterparty basis. The table below summarizes credit exposures by rating category as of September 30, 2004 (in millions, except percentages).

Credit Rating	Exposure	Collateral Held	Net Exposure	% of Net Exposure
AA/Aa2	$19	$—	$19	17%
A/A2	19	—	19	17
BBB/Baa2	80	31	49	45
BB/Ba2 or lower	42	21	21	19
Unrated	8	—	8	7
Less credit reserves	(6)	—	(6)	(5)
Total	$162	$52	$110	100%

Item 4.   Controls and Procedures

As disclosed in previous filings, during 2002, our independent auditors identified a material control weakness related primarily to our North America energy marketing operations. Additionally, since 2002, we have identified various internal control deficiencies related to our structure of internal control over financial reporting. In order to address the above noted material weakness and internal control deficiencies, we implemented various procedures to mitigate the possibility of material error affecting the financial reporting process.

We believe that identified internal control deficiencies were mitigated in preparing this quarterly report.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Appearing as exhibits to this quarterly report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item 4 “Controls and Procedures” contains the information concerning the evaluation of our disclosure controls and procedures referred to in paragraph 4(b), and changes in internal control over financial reporting referred to in paragraph 4(c), of the certifications, and this information should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based upon the evaluation, and subject to the limitations noted below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective in timely alerting our management to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Chief Executive Officer and Chief Financial Officer nevertheless have reasonable assurance as to the effectiveness of our disclosure controls and procedures.

PART II

Item 1.   Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2003 and Form 10-Qs for the quarters ended March 31, 2004 and June 30, 2004.

Western Power Markets Price Mitigation and Refund Proceedings:   In July 2001, the FERC issued an order requiring hearings to determine the amount of any refunds and amounts owed for sales made to the CAISO or the PX from October 2, 2000 through June 20, 2001. Various parties have appealed these FERC orders to the Ninth Circuit seeking review of a number of issues, including changing the potential refund date to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (“DWR”). On December 12, 2002, a FERC administrative law judge (“ALJ”) determined the preliminary amounts currently owed to and by each entity acting as a scheduling coordinator in the CAISO and PX markets, including Mirant Americas Energy Marketing. Based on the ALJ’s determination the initial amounts owed to Mirant Americas Energy Marketing total approximately $122 million, which is net of refunds owed by Mirant Americas Energy Marketing to the CAISO and the PX. The ALJ decision indicated that these amounts did not reflect the final mitigated market clearing prices, interest that would be applied under the FERC’s regulations, offsets for emission costs or the effect of certain findings made by the ALJ in the initial decision. A December 2002 errata issued by the ALJ to his initial decision indicated that the amounts identified by the initial decision as being owed to Mirant Americas Energy Marketing and other participants in the PX market failed to reflect an adjustment for January 2001 that the ALJ concluded elsewhere in his initial decision should be applied. If that adjustment is applied, the net amount owed Mirant Americas Energy Marketing after taking into account the proposed refunds would increase by approximately $37 million.

On March 3, 2003, the California Attorney General, the EOB, the CPUC, PG&E and SCE (the “California Parties”) filed submittals with the FERC in the California refund proceeding alleging that owners of generating facilities in California and energy marketers, including Mirant entities, had engaged in extensive manipulation of the California wholesale electricity market during 2000 and 2001. The California Parties argued that the FERC should expand the transactions subject to the refund proceeding to include short-term and long-term bilateral transactions entered into by the DWR that were not conducted through the CAISO and PX and should begin the refund period as of January 1, 2000 rather than October 2, 2000. Expansion of the scope of the transactions subject to refund in the manner sought by the California Parties could materially affect the amount of any refunds that Mirant Americas Energy Marketing might be determined to owe, and any such additional refunds could negatively impact the Company’s consolidated financial position, results of operations or cash flows. On March 20, 2003, Mirant Americas Energy Marketing filed reply comments denying that it had engaged in any conduct that violated the Federal Power Act or any tariff provision applicable to its transactions in California. Mirant Americas Energy Marketing stated that the purported evidence presented by the California Parties did not support the allegations that it had engaged in market manipulation, had violated the Federal Power Act or had not complied with any applicable tariff or order of the FERC.

On March 26, 2003, the FERC largely adopted the findings of the ALJ made in his December 12, 2002 order with the exception that the FERC concluded that the price of gas used in calculating the mitigated market prices used to determine refunds should not be based on published price indices. Instead, the FERC ruled that the price of gas should be based upon the price at the producing area plus transportation costs. This adjustment by the FERC to the refund methodology is expected to reduce the net amount that would remain owed to Mirant Americas Energy Marketing after taking into account any refunds. Based solely on the FERC staff’s formula, the amount of the reduction could be as much as approximately $110 million, which would reduce the net amount owed to Mirant Americas Energy Marketing to approximately $49 million. The FERC indicated that it would allow any generator that can demonstrate it actually paid a higher price for gas to recover the differential between that higher price and the proxy price for gas adopted by the FERC. Mirant Americas Energy Marketing ‘s actual cost of gas used to make spot sales of electricity was higher than the amounts calculated under the staff’s formula, which differential, if accepted by the FERC, would decrease significantly the $110 million and increase the resulting net amount owed to Mirant Americas Energy Marketing, although the amount of such potential decrease that will be accepted by the FERC and the resulting net amount owed to Mirant Americas Energy Marketing cannot at this time be determined. On October 16, 2003, the FERC issued an order addressing motions for rehearing filed with respect to its March 26, 2003 order, and in that October 16, 2003 order the FERC changed how certain power sales made to the CAISO were to be treated. Mirant Americas Energy Marketing estimates that the effect of the October 16, 2003 order will be to increase the net amounts owed to Mirant Americas Energy Marketing by $27 million. On May 12, 2004, the FERC issued an order on rehearing of the October 16, 2003 order that further modified how certain power sales made to the CAISO are to be treated and that may reduce significantly the potential benefit to Mirant Americas Energy Marketing of the October 16, 2003 order. In another order issued May 12, 2004, the FERC also further refined the methodology to be used to determine the costs of gas that a generator can recover where it can demonstrate that it paid a higher price for gas than the proxy price for gas previously adopted by the FERC in its March 23, 2003 order, and those changes may have the effect of reducing the costs that Mirant Americas Energy Marketing is able to recover. Mirant Americas Energy Marketing sought rehearing of the May 12, 2004 order addressing the recovery of fuel costs, but the FERC denied that request for rehearing on September 24, 2004. Mirant Americas Energy Marketing is unable at this time to quantify further the impact of the May 12, 2004 orders.

In its March 26, 2003 order, the FERC also ruled that any future findings of market manipulation resulting from its ongoing review of conduct in the California market in 2000 and 2001 discussed below in FERC Show Cause Proceeding Relating to Trading Practices and FERC Investigation Related to Bidding would not result in a resetting of the refund effective date or the mitigated market prices developed for the refund period. Instead, the remedy for any such market manipulation that is found to have occurred will be disgorgement of profits and other appropriate remedies and such remedies could apply to conduct both prior to and during the refund period. The amount owed to Mirant Americas Energy Marketing from sales made to either the CAISO or the PX, the amount of any refund that Mirant Americas Energy Marketing might be determined to owe, and whether Mirant Americas Energy Marketing may have any refund obligation with respect to sales made to the DWR may be affected materially by the ultimate resolution of the issues described above related to which gas indices should be used in calculating the mitigated market clearing prices, allegations of market manipulation, whether the refund period should include periods prior to October 2, 2000, and whether the sales of electricity potentially subject to refund should include sales made to the DWR.

In the July 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In that proceeding, the California parties (consisting of the California Attorney General, the CPUC and the EOB) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. The refunds sought from Mirant Americas Energy Marketing totaled approximately $90 million. If Mirant Americas Energy Marketing were required to refund such amounts, other subsidiaries of the Company, including subsidiaries of Mirant Americas Generation, could be required to refund amounts previously received pursuant to sales made on their behalf by Mirant Americas Energy Marketing during the refund periods. In addition, the Company’s subsidiaries would be owed amounts for purchases made on their behalf from other sellers in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC’s decision to the Ninth Circuit.

On September 9, 2004 the Ninth Circuit reversed the FERC’s dismissal of a complaint filed by the California Attorney General in 2002 that sought refunds for transactions conducted in markets administered by the CAISO and the PX outside the refund period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant entities. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potentially refunds, are appropriate where entities purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. The FERC’s actions on remand could materially increase the potential exposure of Mirant Americas Energy Marketing to liability for refunds in the proceedings described above relating to sales made to the CAISO or PX, including sales occurring before October 2, 2000, bilateral sales to the DWR and bilateral sales in the Pacific Northwest. On October 25, 2004, Mirant and other defendants filed a petition for rehearing with the Ninth Circuit.

California Attorney General Litigation:   On July 6, 2004, the Ninth Circuit upheld the dismissal by the United States District Court for the Northern District of California of the civil suit filed on March 11, 2002 by the California Attorney General against Mirant and several of its wholly-owned subsidiaries. The lawsuit alleged that between 1998 and 2001 the companies effectively double-sold their capacity by selling both ancillary services and energy from the same generating units, such that if called upon, the companies would have been unable to perform their contingent obligations under the ancillary services contracts. The Ninth Circuit ruled that the California Attorney General’s claims under California’s Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC’s exclusive authority to set wholesale electric rates under the Federal Power Act. On July 27, 2004 the California Attorney General filed a petition with the Ninth Circuit seeking rehearing of the July 6, 2004 decision.

On August 18, 2004, the California Attorney General filed a civil suit in the Superior Court of California, San Francisco County, against Mirant Corporation, Mirant Americas, Inc., Mirant California Investments, Inc., Mirant California, LLC, Mirant Americas Development, Inc., Mirant Americas Energy Marketing, Mirant Delta, LLC, and Mirant Potrero, LLC. The suit asserts claims under the California Unfair Competition Act and the California Commodity Law of 1990. The California Attorney General alleges that beginning in 1999 and continuing through 2001, the Mirant defendants engaged in manipulative and fraudulent schemes in the California wholesale electricity markets, including allegedly obtaining congestion relief payments for actions that did not relieve any congestion, receiving payment for excessive generation through the submission of false schedules, circumventing price caps by falsely representing the source of energy, receiving payment for ancillary services they did not and could not provide, and falsely reporting generating units as unavailable to produce electricity when they were available. The suit seeks damages, restitution, disgorgement of profits, civil penalties and injunctive relief. The defendants have removed the suit to the United States District Court for the Northern District of California and have filed a motion seeking dismissal of the claims asserted on the grounds that they are barred by the doctrine of preemption and the filed rate doctrine.

On September 9, 2004, the Ninth Circuit reversed the FERC’s dismissal of the complaint filed by the California Attorney General on March 20, 2002 against certain power marketers, electricity generators and their affiliates, including Mirant and several of its wholly-owned subsidiaries. That complaint alleged that market-based sales of energy made by such marketers and generators were in violation of the Federal Power Act in part because such transactions were not filed appropriately with the FERC. In reversing the FERC’s dismissal of the complaint, the Ninth Circuit found that while the FERC has the authority to allow market based rates, the alleged failure of certain entities selling electric energy at market-based rates, including Mirant entities, to comply with reporting regulations established by the FERC for entities with authority to sell at market-based rates was more than a technical compliance issue as the FERC had found. The Ninth Circuit found that the FERC had the authority to order refunds with respect to transactions that were not properly reported. The Ninth Circuit remanded the case back to the FERC for further proceedings. On October 25, 2004, Mirant and other defendants filed a petition for rehearing with the Ninth Circuit.

On October 12, 2004, the Ninth Circuit affirmed the dismissal by the United States District Court for the Northern District of California of the civil suit filed on April 9, 2002 by the California Attorney General against Mirant and several of its wholly-owned subsidiaries. That lawsuit alleged that the defendants violated the California Unfair Competition Act by failing to properly file their rates, prices, and charges with the FERC as required by the Federal Power Act and by charging unjust and unreasonable prices in violation of the Federal Power Act. The Ninth Circuit concluded that the California Attorney General’s claims are barred by the doctrine of preemption and the filed rate doctrine, finding that the remedies sought would interfere with the FERC’s exclusive authority under the Federal Power Act to set wholesale electric rates.

California Rate Payer Litigation:   On September 10, 2004, the Ninth Circuit upheld the dismissal by the United States District Court for the Southern District of California of the civil suit filed on July 15, 2002 by Public Utility District No. 1 of Snohomish County against various owners of electric generation facilities in California, including Mirant and its subsidiaries. The lawsuit alleged that the defendants violated California’s antitrust statute by conspiring to raise wholesale power prices, injuring the plaintiff through higher power purchase costs. The plaintiff also alleged that defendants acted both unfairly and unlawfully in violation of California’s Unfair Competition Act through various unlawful and anticompetitive acts, including the purportedly wrongful acquisition of plants, engagement in “Enron-style” trading, and withholding power from the market. The Ninth Circuit ruled that the plaintiff’s claims under California’s antitrust statute and Unfair Competition Act are barred by the doctrine of preemption and the filed rate doctrine, concluding that if prices in the California wholesale electricity markets were not just and reasonable or if the defendants sold electricity in violation of the applicable tariffs, the plaintiff’s only option was to seek a remedy before the FERC under the Federal Power Act.

ERISA Litigation:   On August 4, 2004, the United States District Court for the Northern District of Georgia entered an order staying the suit until the Bankruptcy Court lifts the stays resulting from the filing of Mirant’s bankruptcy proceedings and the order entered by the Bankruptcy Court on November 19, 2003 staying the action with respect to the other defendants. In the order issued August 4, 2004, the district court also denied the motions to dismiss filed by various defendants, including Mirant, and the motion filed by the plaintiffs seeking to amend their consolidated complaint to add as defendants Mirant Services, LLC and its board of managers. With respect to both motions, the district court granted the party filing the motion leave to refile the motion once the stays have been lifted by the Bankruptcy Court.

PEPCO Back-to-Back Agreement:   In connection with Mirant’s acquisition of the Mirant Mid-Atlantic assets from Potomac Electric Power Company (“PEPCO”) in 2000, PEPCO granted Mirant certain rights to purchase from PEPCO all power it received under long-term power purchase agreements with Ohio Edison Company and Panda-Brandywine L.P. (“Panda”) that expire in 2005 and 2021, respectively. Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to PEPCO’s agreements with Panda and Ohio Edison under which (1) PEPCO agreed to resell to Mirant all “capacity, energy, ancillary services and other benefits” to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda or Ohio Edison for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. Under this agreement, Mirant is obligated to purchase power from PEPCO in the Pennsylvania-New Jersey-Maryland Interconnection LLC (“PJM”) marketplace at prices that are significantly higher than existing market prices for power. On August 28, 2003, the Mirant Debtors filed a motion with the Bankruptcy Court to reject the Back-to-Back Agreement. The Mirant Debtors forecast that it would cost the Mirant Debtors in excess of $300 million during 2004 and 2005 if the Back-to-Back Agreement were to remain in effect. These anticipated losses, as compared to what could be obtained if market rates were applied, are even greater over the entire life of the agreement, which continues until 2021.

In their August 28, 2003 motion, the Mirant Debtors also requested that the Bankruptcy Court enjoin the FERC from compelling the Mirant Debtors to perform under the Back-to-Back Agreement. On August 28, 2003, the Bankruptcy Court entered a temporary restraining order (“TRO”) against PEPCO and the FERC. On September 8, 2003, the Office of the People’s Counsel for the District of Columbia filed a complaint with the FERC seeking an order holding that the terms of the Back-to-Back Agreement may not be modified or terminated without the approval of the FERC. Also on September 8, 2003, the Public Service Commission of Maryland and the Maryland Office of People’s Counsel filed a petition with the FERC seeking an order declaring that Mirant must continue to perform pursuant to the Back-to-Back Agreement with PEPCO. These filings by the Office of the People’s Counsel for the District of Columbia, the Public Service Commission of Maryland and the Maryland Office of People’s Counsel were withdrawn in February 2004. On September 17, 2003, the Bankruptcy Court entered an order extending the TRO and enjoining the FERC from issuing the orders requested by such administrative petitions filed with the FERC. On September 25, 2003, the Bankruptcy Court converted the TRO to a preliminary injunction. On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by the Mirant Debtors seeking to reject the Back-to-Back Agreement and the proceedings in which the Bankruptcy Court had issued the preliminary injunction against the FERC.

On December 23, 2003, the United States District Court for the Northern District of Texas denied the Mirant Debtors’ motion seeking to reject the Back-to-Back Agreement. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC. In its December 23, 2003 order, the district court also vacated the injunction granted by the Bankruptcy Court that restrained the FERC from acting with respect to the Back-to-Back Agreement. On August 4, 2004, the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) reversed the district court’s December 23, 2003 decision dismissing the Mirant Debtors’ motion to reject the Back-to-Back Agreement. The Fifth Circuit ruled that the Bankruptcy Code does authorize the district court to reject a contract for the sale of electricity that is subject to the FERC’s regulation under the Federal Power Act as part of a bankruptcy proceeding and that the Federal Power Act does not preempt that authority. The Fifth Circuit did not address the merits of the Mirant Debtors’ motion to reject the Back-to-Back Agreement but remanded the proceeding to the district court for further action on that motion. The Fifth Circuit did indicate that on remand the district court should consider applying a more rigorous standard than the business judgement standard typically applicable to contract rejection decisions by debtors in bankruptcy, which more rigorous standard would take into account the public interest in the transmission and sale of electricity. With respect to the injunctions issued by the Bankruptcy Court that were vacated by the district court, the Fifth Circuit ruled that the injunctive relief granted by the Bankruptcy Court exceeded its authority under the Bankruptcy Code. While the Fifth Circuit found that the injunctive relief actually granted by the Bankruptcy Court was too broad, it did state that the concern expressed by the Bankruptcy Court, that the FERC could negate the Mirant Debtors’ rejection of an executory contract by ordering the Mirant Debtors to continue to perform under the terms of the rejected contract, was a legitimate basis for injunctive relief. On October 1, 2004, the district court issued an order indicating that it would determine the standard to be applied to the Mirant Debtors’ motion to reject the Back-to-Back Agreement rather than remanding the issue to the Bankruptcy Court.

Environmental Matters:   On September 10, 2003, the Virginia Department of Environmental Quality (“DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River, LLC (“Mirant Potomac”)

alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac responded to the NOV, asserting that the cap is unenforceable, that it can comply through the purchase of emissions credits and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ. On September 27, 2004, Mirant Potomac, Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”), the Virginia DEQ, the Maryland Department of the Environment and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac and Mirant Mid-Atlantic to install pollution control equipment at Mirant Potomac’s Potomac River plant and at the generating plants owned or leased by Mirant Mid-Atlantic in Maryland; to comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010; to comply with system-wide annual NOx emissions caps starting in 2004; to meet seasonal system average emissions rate targets in 2008; and to pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

On September 23, 2004, the Virginia Department of Environmental Quality (the “DEQ”) and Mirant Potomac entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac agrees to perform a modeling analysis to assess the effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac to submit to the DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The financial and operational implications of the results of the downwash study are not known at this time. However, to the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation.

On October 20, 2004, the New York State Department of Environmental Affairs Region 3 Staff filed a complaint against Mirant Bowline, LLC Mirant Lovett, LLC, and Mirant New York, Inc. with the New York Department of Environmental Conservation. The complaint alleges that the generating facilities owned by Mirant Bowline, LLC and Mirant Lovett, LLC violated Article 19 of New York’s Environmental

Conservation Law and regulations promulgated pursuant to that law by violating opacity standards set for smoke emissions on more than one hundred occasions between the second quarter of 2002 and the first quarter of 2004. The complaint seeks a cease and desist order and fines of $1.96 million against the Mirant defendants.

New York Tax Proceedings:   Mirant’s subsidiaries that own generating plants in New York are the petitioners in forty-one proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline Energy, LLC (“Mirant Bowline”) has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett, LLC (“Mirant Lovett”) has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen, LLC (“Mirant NY-Gen” and collectively with Mirant Bowline and Mirant Lovett, the “New York Debtors”) has proceedings pending with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the Mirant entity owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003. The Tax Determination Motion similarly sought to have the Bankruptcy Court determine what the property tax liability should have been for (a) the generating facility acquired by Mirant Lovett concurrently with Mirant Bowline’s acquisition of the Bowline facility in each of the years 2000 through 2003, and (b) certain generating facilities concurrently acquired by Mirant NY-Gen at the time Mirant Bowline acquired the Bowline facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were (and are) far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On December 10, 2003, the Bankruptcy Court ruled that it would retain joint jurisdiction with the New York state courts over the issues raised by the Tax Certiorari Proceedings and the Tax Determination Motion. The ruling further indicated that for any of the Tax Certiorari Proceedings in which a trial on the merits had not commenced in the New York state court before which that proceeding was pending by August 1, 2004, the Bankruptcy Court would stay that state court proceeding and address itself the tax matters at issue in that proceeding. That ruling was incorporated in an order issued by the Bankruptcy Court on January 8, 2004. Certain of the taxing authorities moved for leave to appeal the Bankruptcy Court’s January 8, 2004 order on an interlocutory basis to the United States District Court for the Northern District of Texas. On April 30, 2004, the district court denied the motions seeking leave to appeal.

Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the generating facilities for 2003 which fell due on September 30, 2003 and January 30, 2004, and approximately $41 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004 in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, and September 30, 2004 could subject the New York Debtors to additional penalties and interest. In the Tax Determination Motion, the Mirant Debtors

requested that the Bankruptcy Court permit each of the New York Debtors to apply any previous tax overpayments made on account of their generating facilities as determined by the Bankruptcy Court as requested in the Tax Determination Motion to any post-petition tax liabilities owing to the relevant local taxing authority for current tax liabilities and be entitled to a refund of any remaining overpayments. The Tax Determination Motion also requests the Bankruptcy Court to rule that any interest or penalties that may otherwise be imposed on the New York Debtors by the relevant taxing authorities for failure to timely pay taxes be disallowed or determined to be zero. On February 11, 2004, the County of Rockland, New York, filed a motion with the Bankruptcy Court requesting that it order the New York Debtors to pay all unpaid ad valorem taxes for 2003 assessed by the taxing authorities located in Rockland County and all prospective ad valorem taxes. On March 10, 2004, the Bankruptcy Court denied that motion. The various taxing authorities may seek to lift the bankruptcy stay (which arises automatically upon the filing of a bankruptcy petition and prevents creditors exercising remedies against a debtor) such that they may seek to foreclose their liens against the various generating facilities due to the failure of the applicable entities to pay their current property taxes. In the event that the motion to lift the stay were granted, each of the New York Debtors has the option to pay the unpaid taxes it owes and avoid the result of facing foreclosure of tax liens against its generating facilities.

On July 7, 2004, July 28, 2004, August 25, 2004, and October 14, 2004, the New York Debtors entered into settlement agreements with certain of the taxing authorities resolving twenty-three Tax Certiorari Proceedings related to the real property tax assessments for Mirant NY-Gen’s Hillburn, Swinging Bridge, Mongaup, Rio and Shoemaker generating facilities for the years 2000 through 2003. The New York Debtors have not paid real property taxes on the New York generating facilities for 2003 totaling approximately $62 million. For 2003, these settlements reduce the equalized assessed value of the affected generating facilities significantly, resulting in a reduction in the amount of taxes owed by Mirant NY-Gen to the settling taxing authorities for those facilities from $3.2 million to $1.1 million. These reduced assessed values will also apply to tax years 2004, 2005, and 2006. The settlements also set reduced assessed values for the affected generating facilities for the years 2000 through 2002 that will result in refunds to Mirant NY-Gen totaling $2.6 million. The settlement agreements have been approved by the Bankruptcy Court except for the agreement dated October 14, 2004, for which a request for approval by the Bankruptcy Court is pending.

California Department of Toxic Substances Control Claim:   On January 7, 2004, the California Department of Toxic Substances Control (the “Department”) filed a proof of claim in the Mirant Debtors bankruptcy proceedings based on civil penalties for alleged non-compliance with state hazardous waste laws and regulations requiring proper documentation of financial assurance for the ultimate closure and post-closure costs, and third-party liability coverage related to Mirant’s power plant in Pittsburg, California. The Department has entered an enforcement order and assessed a penalty of approximately $400,000. At this time, Mirant cannot predict what the outcome of this claim will be.

The Company is not aware of any other material developments in legal proceedings involving the Company or its subsidiaries since its report in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended June 30, 2004.

Item 6.   Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November, 2004.

MIRANT CORPORATION
By:	/s/ DAN STREEK
Dan Streek
Vice President and Controller
(Principal Accounting Officer)