Form 10-Q
period 2005-03-31
MIRANT CORP
filed 2005-05-10
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

☒  Yes  ☐  No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at May 2, 2005 was 405,468,084.

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

•       our pursuit of potential business strategies, including the disposition or utilization of assets or internal restructuring;

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

•       deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us; and

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2004.

Bankruptcy-Related Factors

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed with the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), on July 14, 2003, July 15, 2003, August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation and substantially all of its wholly-owned and certain non-wholly-owned U.S. subsidiaries

(“Mirant Debtors”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”), including actions taken by our creditors and other third parties with respect to our proposed plan of reorganization, filed with the Bankruptcy Court on January 19, 2005 as amended on March 25, 2005, and any subsequent amendments thereto (the “Plan”);

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

•       the effects of changes in our organizational structure in conjunction with our emergence from Chapter 11 protection, including changes resulting from our reorganization under a new parent entity formed in a jurisdiction outside the United States; and

•       the duration of our Chapter 11 proceedings.

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

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Mirant’s consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2004 Annual Report on Form 10-K.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions, except per share data)
Operating Revenues:
Generation	$694	$1,049
Integrated utilities and distribution	152	135
Total operating revenues	846	1,184
Cost of fuel, electricity and other products	451	733
Gross Margin	395	451
Operating Expenses:
Operations and maintenance	229	246
Depreciation and amortization	77	79
Other impairment losses and restructuring charges	2	2
Gain on sales of assets, net	(3)	(16)
Total operating expenses	305	311
Operating Income	90	140
Other (Expense) Income, net:
Interest expense	(31)	(33)
Equity in income of affiliates	7	6
Interest income	5	3
Gain on sales of investments, net	1	—
Other, net	(1)	(3)
Total other expense, net	(19)	(27)
Income From Continuing Operations Before Reorganization Items, Income Taxes and Minority Interest	71	113
Reorganization items, net	61	57
(Benefit) provision for income taxes	(3)	19
Minority interest	6	5
Income From Continuing Operations	7	32
Income (loss) from Discontinued Operations, net of taxes	4	(2)
Net Income	$11	$30
Earnings (Loss) Per Share:
Basic and diluted:
From continuing operations	$0.02	$0.08
From discontinued operations	0.01	(0.01)
Net income	$0.03	$0.07

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

		At March 31,	At December 31,
		2005	2004
		(Unaudited)
		(in millions)
	ASSETS
	Current Assets:
	Cash and cash equivalents	$1,574	$1,485
	Funds on deposit	279	275
	Receivables, net	963	986
	Price risk management assets	354	209
	Inventories	343	351
	Prepaid expenses	252	253
	Assets held for sale	94	161
	Other	137	133
	Total current assets	3,996	3,853
	Property, Plant and Equipment, net	6,205	6,245
	Noncurrent Assets:
	Intangible assets, net	274	276
	Investments	254	248
	Price risk management assets	127	112
	Funds on deposit	205	210
	Deferred income taxes	185	185
	Other	282	295
	Total noncurrent assets	1,327	1,326
	Total assets	$11,528	$11,424
	LIABILITIES AND STOCKHOLDERS’ DEFICIT
	Current Liabilities:
	Short-term debt	$14	$15
	Current portion of long-term liabilities	269	206
	Accounts payable and accrued liabilities	678	725
	Price risk management liabilities	480	286
	Accrued taxes and other	189	180
	Total current liabilities	1,630	1,412
	Noncurrent Liabilities:
	Long-term debt	1,019	1,169
	Price risk management liabilities	87	62
	Deferred income taxes	345	346
	Other	381	378
	Total noncurrent liabilities	1,832	1,955
	Liabilities Subject to Compromise	9,196	9,211
	Minority Interest in Subsidiary Companies	170	164
	Commitments and Contingencies
	Stockholders’ Equity (Deficit):
	Common stock, $.01 par value, per share	4	4
	Authorized—2,000,000,000 shares
Issued	—March 31, 2005: 405,568,084 shares
	—December 31, 2004: 405,568,084 shares
Treasury	—March 31, 2005: 100,000 shares
	—December 31, 2004: 100,000 shares
	Additional paid-in capital	4,918	4,918
	Accumulated deficit	(6,144)	(6,155)
	Accumulated other comprehensive loss	(76)	(83)
	Treasury stock, at cost	(2)	(2)
	Total stockholders’ deficit	(1,300)	(1,318)
	Total liabilities and stockholders’ deficit	$11,528	$11,424

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Loss	Stock
	(in millions)
Balance, December 31, 2004	$4	$4,918	$(6,155)	$(83)	$(2)
Net income	—	—	11	—	—
Other comprehensive income	—	—	—	7	—
Balance, March 31, 2005	$4	$4,918	$(6,144)	$(76)	$(2)

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net Income	$11	$30
Other comprehensive income, net of tax
Cumulative translation adjustment	7	5
Unrealized gain on TIERS investments	—	5
Other comprehensive income, net of tax	7	10
Total Comprehensive Income	$18	$40

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net income	$11	$30
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of transition power agreements and other obligations (non-cash revenue)	(10)	(116)
Depreciation and amortization	79	82
Gain on sales of assets and investments	(3)	(16)
Equity in income of affiliates, net of dividends	(3)	(1)
Non-cash charges for reorganization items	26	42
Minority interest	6	6
Price risk management activities, net	11	(34)
Deferred income taxes	(2)	14
Other, net	13	8
Changes in operating assets and liabilities:
Receivables, net	25	60
Other current assets	(41)	(34)
Other assets	22	26
Accounts payable and accrued liabilities	(49)	(108)
Taxes accrued	18	14
Other liabilities	1	(17)
Total adjustments	93	(74)
Net cash provided by (used in) operating activities	104	(44)
Cash Flows from Investing Activities:
Capital expenditures	(32)	(27)
Cash paid for acquisitions	—	(21)
Proceeds from the sale of assets and minority owned investments	72	—
Cash paid related to disposition	—	(12)
Other	(5)	—
Net cash provided by (used in) investing activities	35	(60)
Cash Flows from Financing Activities:
Payments on short-term debt, net	(1)	—
Proceeds from issuance of long-term debt	10	102
Repayment of long-term debt	(96)	(86)
Change in debt service reserve fund	38	37
Other	(1)	(1)
Net cash (used in) provided by financing activities	(50)	52
Net Increase (Decrease) in Cash and Cash Equivalents	89	(52)
Cash and Cash Equivalents, beginning of period	1,485	1,587
Cash and Cash Equivalents, end of period	$1,574	$1,535
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$49	$35
Cash paid for income taxes	$—	$7
Cash paid for reorganization items	$33	$25
Business Acquisitions:
Fair value of assets acquired	$—	$21
Less cash paid	—	21
Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

A. Description of Business

Overview

Mirant Corporation (formerly Southern Energy, Inc.) (collectively with its subsidiaries, “Mirant” or the “Company”) is an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company (“Southern”). The Company’s revenues are primarily generated through the production of electricity in the United States, the Philippines and the Caribbean. As of March 31, 2005, Mirant owned or leased approximately 18,000 megawatts (“MW”) of electric generating capacity.

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

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) of Mirant and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

The accompanying financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries, as well as variable interest entities in which Mirant has an interest and is the primary beneficiary, and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Jointly owned affiliates, which Mirant does not control, as well as interests in variable interest entities in which Mirant is not the primary beneficiary, are also accounted for using the equity method of accounting.

The Company has held a minority equity interest in a non-consolidated variable interest entity (“VIE”) since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and has total assets of approximately $109 million at March 31, 2005. The Company believes that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company’s carrying value of its investment in the VIE at March 31, 2005 of approximately $57 million.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. All amounts are presented in U.S. dollars unless otherwise noted.

New Accounting Standard Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95” (“SFAS 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the statement are effective for financial statements issued for the next fiscal year that begins after June 15, 2005. The Company will use the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of, the date SFAS 123R is adopted will be based on the grant date fair value and attributes originally used to value those awards. The Company will adopt the provisions of SFAS 123R on the earlier of its emergence from bankruptcy or the effective date of SFAS 123R. Due to the Company’s debtor-in-possession status, the Company cannot currently predict the effect this standard will have on its 2005 financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

B. Bankruptcy Related Disclosures

On January 19, 2005, Mirant Corporation and substantially all of its wholly-owned and certain non-wholly-owned U.S. subsidiaries (“Mirant Debtors”) filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth the proposed structure of the Company at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

The proposed Plan implements and is built around the following key elements:

•       the business of the Mirant Debtors will continue to be operated in substantially its current form, subject to (1) certain internal structural changes that the Mirant Debtors believe will improve operational efficiency, facilitate and optimize their ability to meet financing requirements and accommodate their debt structure as contemplated at emergence and (2) organizing the new parent entity for the Mirant Debtors’ ongoing business operations (“New Mirant”) in a jurisdiction outside the United States;

•       the estates of the Mirant Debtors (excluding Mirant Americas Generation, LLC (“Mirant Americas Generation”) and its debtor subsidiaries (collectively, the “Consolidated Mirant Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in such Consolidated Mirant Debtors under the proposed Plan;

•       the estates of Mirant Americas Generation and its debtor subsidiaries (collectively, the “Mirant Americas Generation Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in the Mirant Americas Generation Debtors under the proposed Plan;

•       the holders of unsecured claims against the Consolidated Mirant Debtors will receive a pro rata share of 100% of the shares of New Mirant common stock, except for: (1) certain shares to be issued to the holders of certain claims against Mirant Americas Generation Debtors and (2) the shares reserved for issuance pursuant to the New Mirant employee stock programs;

•       the unsecured claims against the Mirant Americas Generation Debtors will be paid in full through (1) the issuance to general unsecured creditors and holders of the Mirant Americas Generation revolving credit facilities and senior notes maturing in 2006 and 2008 of (a) new debt securities of a newly formed intermediate holding company under Mirant Americas Generation (“New Mirant Americas Generation Holdco”) or, at the option of the Mirant Debtors, cash proceeds from third-party financing transactions, in an amount equal to 90% of the full amount owed to such creditors (as determined by the Bankruptcy Court) and (b) common stock in New Mirant having a value equal to 10% of such amount owed; and (2) the reinstatement of Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       the intercompany claims between and among the Consolidated Mirant Debtors and the Mirant Americas Generation Debtors will be resolved as part of a global settlement under the proposed Plan whereby intercompany claims will not receive a distribution under the proposed Plan;

•       the prospective working capital requirements of Mirant Americas Generation are expected to be met with a new senior secured revolving credit facility at New Mirant Americas Generation Holdco in the amount of $750 million to $1 billion and in addition, the consolidated business will have approximately $4.33 billion of debt (as compared to approximately $8.63 billion of debt at the commencement of the Chapter 11 Cases) comprised of: (1) $1.14 billion of debt obligations associated with non-debtor international subsidiaries of Mirant; (2) $169 million of miscellaneous domestic indebtedness including, in particular, $109 million of West Georgia secured notes; (3) $1.7 billion of reinstated debt at Mirant Americas Generation; and (4) $1.32 billion of new debt incurred by New Mirant Americas Generation Holdco in partial satisfaction of certain existing Mirant Americas Generation debt, which amount does not include the obligations under numerous agreements between Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) and various special purpose entities referred to as the owner lessors, related to the Morgantown Station and Dickerson Station;

•       to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant Americas Generation, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc. (“Mirant Americas”) from New Mirant Americas Generation Holdco), the Mirant Peaker, Mirant Potomac River and Mirant Zeeland generating facilities and commitments to make prospective capital contributions of $150 million (for refinancing) and, under certain circumstances, up to $265 million (for sulfur dioxide (“SO2”) capital expenditures);

•  the bulk of the contingent liabilities of the Mirant Debtors associated with the California energy crisis and certain related matters are resolved pursuant to a global settlement as described in Note 15. Litigation and Other Contingencies of our Form 10-K for the year ended December 31, 2004;

•       the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

•       substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing, L.P. (Mirant Americas Energy Marketing) shall be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of New Mirant Americas Generation Holdco); and

•       the outstanding common stock in Mirant Corporation will be cancelled and the holders thereof will receive any surplus value after creditors are paid in full, plus the right to receive a pro rata share of warrants issued by New Mirant if they vote to accept the proposed Plan.

At present, the proposed Plan has not been approved by any of the Committees established by the office of the United States Trustee in Mirant’s bankruptcy proceedings that represent the unsecured creditors of Mirant, the unsecured creditors of Mirant Americas Generation and the equity security holders of Mirant (the “Statutory Committees”). As such, the Mirant Debtors anticipate that negotiations will continue between the Mirant Debtors and each of the Statutory Committees until the hearing to approve the adequacy of the Disclosure Statement. Negotiations with the Statutory Committees, whether or not successful, could lead to material changes to certain components of the proposed Plan. The Bankruptcy Court convened the hearing on the adequacy of the Disclosure Statement on April 20, 2005 and then adjourned the hearing to a later date. The Mirant Debtors currently expect the hearing to be completed in late May or early June 2005.

At this time, it is not possible to accurately predict if or when the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if and when some or all of the Mirant Debtors may emerge from Bankruptcy Court protection under Chapter 11.

Accounting for Reorganization

The accompanying unaudited condensed consolidated financial statements of Mirant have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Mirant’s unaudited condensed consolidated financial statements do not reflect adjustments that might be required if Mirant (or each of the Mirant Debtors) is unable to continue as a going concern.

Unaudited condensed combined financial statements of the Mirant Debtors and Non-Debtors are set forth below. Mirant Debtors include all entities that filed for protection from creditors in 2003. “Non-Debtors” include the Company’s businesses in the Caribbean and Philippines that are generally not affected by the bankruptcy filings, as well as certain non wholly-owned subsidiaries and Mirant’s Canadian subsidiaries which emerged in May 2004 from creditor protection under the Companies’ Creditors’ Arrangement Act in Canada.

Unaudited Condensed Combined Statement of Operations Data
For the Three Months ended March 31, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$575	$276	$(5)	$846
Cost of fuel, electricity and other products	374	82	(5)	451
Operating expenses	211	94	—	305
Operating (loss) income	(10)	100	—	90
Other income (expense), net	47	(16)	(50)	(19)
Reorganization items, net	62	(2)	1	61
(Benefit) Provision for income taxes	(32)	29	—	(3)
Minority interest	—	6	—	6
Income (loss) from continuing operations	7	51	(51)	7
Income from discontinued operations, net of taxes	4	—	—	4
Net income (loss)	$11	$51	$(51)	$11

Unaudited Condensed Combined Balance Sheet Data
March 31, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current assets	$3,000	$1,230	$(234)	$3,996
Intercompany receivables	689	604	(1,293)	—
Property, plant and equipment, net	4,038	2,167	—	6,205
Intangible assets, net	260	14	—	274
Investments	2,159	238	(2,143)	254
Other	286	513	—	799
Total assets	$10,432	$4,766	$(3,670)	$11,528
Liabilities not subject to compromise:
Current liabilities	$1,151	$480	$(1)	$1,630
Intercompany payables	513	689	(1,202)	—
Other noncurrent liabilities	364	450	(1)	813
Long-term debt	185	834	—	1,019
Liabilities subject to compromise	9,519	—	(323)	9,196
Minority interest	—	170	—	170
Stockholders’ (deficit) equity	(1,300)	2,143	(2,143)	(1,300)
Total liabilities and stockholders’ deficit	$10,432	$4,766	$(3,670)	$11,528

Unaudited Condensed Combined Statement of Cash Flows Data
For Three Months Ended March 31, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Net cash provided by (used in):
Operating activities	$20	$84	$—	$104
Investing activities	(21)	56	—	35
Financing activities	(2)	(48)	—	(50)
Net (decrease) increase in cash and cash equivalents	(3)	92	—	89
Cash and cash equivalents, beginning of period	953	532	—	1,485
Cash and cash equivalents, end of period	$950	$624	$—	$1,574
Cash paid for reorganization items	$32	$1	$—	$33

Liabilities Subject to Compromise

The amounts subject to compromise at March 31, 2005 and December 31, 2004, consisted of the following items (in millions):

	March 31, 2005	December 31, 2004
Items, absent the bankruptcy filings, that would have been considered current:
Accounts payable and accrued liabilities	$1,051	$1,022
Current portion of long-term debt	3,115	3,112
Price risk management liabilities	47	80
Items, absent the bankruptcy filings, that would have been considered noncurrent:
Long-term debt	3,975	3,974
Price risk management liabilities	445	460
Note payable to Mirant Trust I	356	356
Other noncurrent liabilities	207	207
Total	$9,196	$9,211

The price risk management liabilities reflect the fair values of power purchase agreements (“PPAs”) with the Potomac Electric Power Company (“PEPCO”). The PPAs are for a total capacity of 735 MW and expire over periods through 2021. As of March 31, 2005, the fair value of the PPAs recorded in liabilities subject to compromise totaled $492 million.

Interest Expense

The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $140 million for the three months ended March 31, 2005. Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through March 31, 2005 is approximately $914 million. This amount includes approximately $262 million of interest related to Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031, which would be reinstated under the proposed Plan.

Reorganization Items

Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. For the three months ended March 31, 2005 and 2004, the following were the significant items within this category (in millions):

	Three Months Ended March 31,
	2005	2004
Estimated claims and losses on rejected and amended contracts	$30	$47
Professional fees and administrative expense	37	23
Gain on lease amendment	—	(11)
Interest income, net	(6)	(2)
Total	$61	$57

C. Assets Held for Sale

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or are expected to be disposed of in 2005. Income from discontinued operations for the three months ended March 31, 2005 includes the 548 MW Wrightsville generating facility in Arkansas (“Wrightsville”). In February 2005, certain indirect subsidiaries of the Company entered into an agreement to sell the Wrightsville generating facility to Arkansas Electric Cooperative Corporation, and, subject to Bankruptcy Court and other approvals, expects to complete the sale in 2005.

Loss from discontinued operations for the three months ended March 31, 2004 reflects the Company’s 50% undivided interest in the 241 MW combined cycle natural gas fired Coyote Springs 2 generating facility in Oregon (“Coyote Springs 2”) and Wrightsville. In October 2004, Mirant Oregon LLC (“Mirant Oregon”), a wholly-owned subsidiary of Mirant, entered into an agreement to sell its interest in Coyote Springs 2 to Avista Energy, subject to Bankruptcy Court and regulatory approvals. The Bankruptcy and regulatory approvals occurred in the fourth quarter of 2004. The Company completed the sale of Coyote Springs 2 for $63 million in January 2005 after conducting an auction in which Mirant Oregon solicited higher bids.

A summary of the operating results for these discontinued operations for the three months ended March 31, 2005 and 2004 follows (in millions):

	Three Months Ended March 31,
	2005	2004
Operating expenses, including other (expense) income, net	$(1)	$(2)
Loss before reorganization items	(1)	(2)
Reorganization benefit, net	5	—
Net income (loss)	$4	$(2)

Current assets and liabilities held for sale include discontinued operations and other assets that the Company expects to dispose of in the next year. The table below presents the components of the balance sheet accounts classified as current assets and liabilities held for sale as of March 31, 2005 and December 31, 2004 (in millions):

	March 31, 2005	December 31, 2004
Current Assets:
Current assets	$4	$7
Property, plant and equipment, net	81	145
Other assets	9	9
Total current assets held for sale	$94	$161
Current Liabilities:
Current liabilities	$—	$1
Liabilities subject to compromise	—	6
Total current liabilities related to assets held for sale	$—	$7

For the three months ended March 31, 2004, the effects of the reclassifications in the previously presented unaudited condensed consolidated statements of operations for discontinued operations of $2 million are reflected in operating expenses.

D. Price Risk Management Assets and Liabilities

The fair values of Mirant’s price risk management assets and liabilities, net of credit reserves, as of March 31, 2005 are included in the following table (in millions).

	Net Price Risk Management Assets/(Liabilities)
	Assets		Liabilities		Net Value at
	Current	Noncurrent	Current	Noncurrent	March 31, 2005
Electricity	$193	$109	$(392)	$(74)	$(164)
Natural Gas	77	16	(57)	(13)	23
Crude Oil	76	4	(31)	—	49
Other	8	(2)	—	—	6
Total	$354	$127	$(480)	$(87)	$(86)

Of the $86 million net value liability at March 31, 2005, a net price risk management liability of $125 million relates to the remainder of 2005, a $7 million net price risk management asset relates to 2006 and a $32 million net price risk management asset relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2005, was approximately 1 year. The net notional amount of the price risk management assets and liabilities at March 31, 2005, was a net short position of approximately 18 million equivalent megawatt-hours (“MWh”).

The following table represents the net fair value of Mirant’s price risk management assets and liabilities by portfolio, net of credit reserves, as of March 31, 2005 (in millions).

Optimization	$16
Asset management	(130)
Legacy	28
Total	$(86)

E. Intangible Assets

Following is a summary of intangible assets as of March 31, 2005 and December 31, 2004 (in millions):

		March 31, 2005		December 31, 2004
	Weighted Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	26 years	$27	$(2)	$27	$(1)
Development rights	39 years	119	(12)	119	(12)
Emissions allowances	32 years	131	(16)	131	(15)
Other Intangibles	22 years	25	(3)	25	(3)
Goodwill	—	10	(5)	10	(5)
Total intangible assets		$312	$(38)	$312	$(36)

F. Mirant Mid-Atlantic Operating Leases

Mirant Mid-Atlantic leases the Morgantown and Dickerson baseload units and associated property through 2034 and 2029, respectively. These leases are part of leveraged lease transactions. Three series of certificates were issued and sold pursuant to Rule 144A offerings and, subsequently, exchanged for certificates issued pursuant to an exchange offer registered under the Securities Act of 1933. These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. Mirant Mid-Atlantic pays rent to an indenture trustee, who in turn makes payments of principal and interest to the pass through trusts and remits remaining balances to the lessors for the benefit of the owner participants.

As a result of Mirant Mid-Atlantic’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by Mirant Mid-Atlantic of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of Mirant Mid-Atlantic. The termination value for the leases approximated $1.4 billion at March 31, 2005 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of Mirant Mid-Atlantic’s Chapter 11 filing.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a "lease" or ("leases") within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing arrangement.  In April 2005, the Bankruptcy Court dismissed the case, ruling that, based upon the current disposition of the Chapter 11 cases, a determination on the merits was not presently warranted.  In its ruling, the Bankruptcy Court reserved the right to reconsider the merits in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

If it is determined that the leases should be assumed or should be assumed and assigned, the Company would require Bankruptcy Court approval to do so and, subject to certain exceptions set forth in the Bankruptcy Code, would need to cure certain of the existing defaults under the leases (unless such defaults are duly waived by the requisite owner lessors, subject to approval by the requisite number of certificate holders). If the Company cannot assume the leases or if, subject to Bankruptcy Court approval, the Company determines in its business judgment that the leases should be rejected, the owner lessors would be entitled to a return of the leased assets and a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under Section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in the Company’s Chapter 11 case. The impact of any of these events would be reflected in the Company’s consolidated financial statements if and when the events occur.

G. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and, therefore, has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, “Accounting for Contingencies,” management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

California Receivables:   In 2001, Southern California Edison Company (“SCE”) and Pacific Gas and Electric Company (“PG&E”) suspended payments to the California Power Exchange Corporation (“Cal PX”) and California Independent System Operator Corporation (“CAISO”) for certain power purchases, including purchases from Mirant Americas Energy Marketing. Both the Cal PX and PG&E filed for bankruptcy protection in 2001. As discussed below under “California Settlement,” on January 14, 2005, Mirant and certain of its subsidiaries entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, SCE, San Diego Gas and Electric Company, the CPUC, the California Department of Water Resources (“DWR”), the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. On April 15, 2005 the California Settlement became effective, and it resulted in Mirant Americas Energy Marketing assigning to the California Parties its outstanding receivables for sales made in the Cal PX and CAISO markets from January 1, 2000 through June 20, 2001.

On July 25, 2001, the FERC issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made to the CAISO or the Cal PX from October 2, 2000 through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR. Any such expansion of the Refund Period or the types of sales of electricity potentially subject to refund could significantly increase the refund exposure of Mirant Americas Energy Marketing in this proceeding. Although Mirant Americas Energy Marketing is the Mirant entity that engaged in transactions with the CAISO and the Cal PX, the orders issued by the FERC in the refund proceedings, and the filings made by other parties in those proceedings, generally refer to the Mirant entity involved as Mirant without being more specific. Mirant believes that the Mirant entity that would actually be liable to third parties for any refunds determined by the FERC to be owed, or that would be due any receivables found to be owed to Mirant, is Mirant Americas Energy Marketing. Agreements that were in effect at the time of the transactions at issue between Mirant Americas Energy Marketing and the Mirant Americas Generation subsidiaries that own Mirant’s generating facilities in California would shift some of the economic burden of such refunds or the benefit of such receivables from Mirant Americas Energy Marketing to those Mirant Americas Generation subsidiaries.

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

As discussed below under “California Settlement,” the California Settlement became effective April 15, 2005. The California Settlement results in the release of most of Mirant Americas Energy Marketing’s potential liability in (1) the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001, and (3) any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released Mirant and its subsidiaries from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998 through July 14, 2003. Also, the California Parties will assume the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that do not elect to opt into the settlement) for periods outside of the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that do not elect to opt into the settlement).

FERC Show Cause Proceeding Relating to Trading Practices:   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than fifty parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation, that a FERC staff report issued on March 26, 2003 identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in the Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000 and June 20, 2001 that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why those transactions were not violations of the Cal PX and CAISO tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for the issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services under which the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services (the “Ancillary Amount”). That settlement must be approved by the FERC and the Bankruptcy Court to become effective. The Mirant entities are in the process of obtaining FERC approval and will seek approval from the Bankruptcy Court thereafter. On March 11, 2004, a FERC administrative law judge recommended that the FERC approve the settlement, finding that the settlement amounts were reasonable. The ALJ, however, suggested that approval of the settlement be conditioned on the Ancillary Amount being treated as an administrative claim or a setoff rather than as an allowed pre-petition claim.

As discussed below under “California Settlement,” on April 15, 2005 the California Settlement became effective, and, as a result, the California Parties have withdrawn their opposition to the Trading Settlement Agreement as amended and are supporting approval of the Trading Settlement Agreement as proposed by the Mirant entities that are parties to the Trading Settlement Agreement and the FERC Trial Staff without change or modification.

FERC Investigation Relating to Bidding:   On June 25, 2003, the FERC issued an order (the “Bidding Order”) initiating an investigation by its staff into bidding practices in the Cal PX and CAISO markets between May 1, 2000 and October 1, 2000 of more than fifty parties, including Mirant Americas Energy Marketing. These entities were previously identified in a report issued by the FERC Staff on March 26, 2003 as having bid generation resources to the Cal PX and CAISO at prices unrelated to costs. As discussed below under “California Settlement,” on April 15, 2005 the California Settlement became effective, and it has resulted in the termination of the FERC Staff’s investigation of Mirant Americas Energy Marketing’s bidding practices that was initiated under the Bidding Order.

DWR Power Purchases:   On May 22, 2001, Mirant Americas Energy Marketing entered into a 19-month agreement with the DWR to provide the State of California with approximately 500 MW of electricity during peak hours through December 31, 2002 (the “DWR Contract”). On February 25, 2002, the CPUC and the EOB filed separate complaints at the FERC against Mirant Americas Energy Marketing and other sellers of energy under long-term agreements with the DWR, alleging that the terms of these contracts were unjust and unreasonable and that the contracts should be abrogated or the prices under the contracts should be reduced. On June 26, 2003, the FERC issued an order dismissing the complaints filed by the CPUC and the EOB against Mirant Americas Energy Marketing. On November 10, 2003, the FERC denied motions for rehearing filed by the CPUC and the EOB. The CPUC and EOB appealed the FERC’s decision to the Ninth Circuit. As discussed below under “California Settlement,” the California Settlement became effective on April 15, 2005. Under that settlement, the DWR and the other California Parties have released Mirant Americas Energy Marketing from any liability with respect to the DWR Contract and the CPUC and the EOB are to dismiss their appeal of the FERC’s decision dismissing their complaints.

Reliability Must Run Agreements Proceeding:   Certain of the generating facilities acquired by subsidiaries of Mirant Americas Generation from PG&E are operated subject to reliability-must-run agreements (“RMR Agreements”), which those subsidiaries assumed from PG&E. These agreements allow the CAISO to require the Mirant Americas Generation subsidiaries, under certain conditions, to operate these facilities to support the California electric transmission system. The rates that the Mirant Americas Generation subsidiaries could charge the CAISO under those agreements, where they were also making sales into the market and were retaining the revenues from those sales, were the subject of an ongoing disputed rate proceeding before the FERC at the time of the acquisition of the plants from PG&E and were being collected subject to refund. For the plants that are subject to the RMR Agreements and from which the Mirant Americas Generation subsidiaries have exercised their rights to also make market sales, the Mirant Americas Generation subsidiaries have been collecting from the CAISO since April 1999 an amount equal to 50% of the annual fixed revenue requirement (the “Annual Requirement”) of those plants. The amounts the Mirant Americas Generation subsidiaries collect from the CAISO are subject to refund pending final review and approval by the FERC. While the CAISO is the party to the RMR Agreements with the Mirant Americas Generation subsidiaries, the CAISO’s obligations under those agreements are funded by PG&E, and PG&E is the real party in interest with respect to any refunds owed by the Mirant Americas Generation subsidiaries for sales made previously under those agreements. In June 2000, the ALJ issued a decision finding that the amount the Mirant Americas Generation subsidiaries should be allowed to charge the CAISO for such plants was approximately 3½% on average of the Annual Requirement. In July 2000, the Mirant Americas Generation subsidiaries sought review by the FERC of the ALJ decision.

Under the California Settlement, PG&E has released the Mirant Americas Generation subsidiaries that own generating facilities subject to the RMR Agreements from any potential refund liability under the RMR Agreements for the period prior to September 30, 2004 in return for the consideration provided to PG&E under the California Settlement. In addition, the CAISO separately agreed with Mirant to release its claims for refunds with respect to the RMR Agreements for the period through September 30, 2004 upon the California Settlement becoming effective. In its order issued April 13, 2005 approving the California Settlement, the FERC also dismissed as moot the pending proceeding regarding the rates that the Mirant Americas Generation subsidiaries could charge for plants subject to the RMR Agreements from which those subsidiaries were also making market sales. The Mirant Americas Generation subsidiaries intend to seek rehearing of the FERC’s dismissal of that proceeding for the purpose of having the FERC determine the rate that would apply for periods subsequent to September 30, 2004 where those Mirant Americas Generation subsidiaries are making sales into the market from units designated by the CAISO under the RMR Agreements as RMR units.

California Settlement:   On January 14, 2005, Mirant and certain of its subsidiaries entered into the California Settlement with the California Parties and the Office of Market Oversight and Investigations of the FERC settling a variety of disputed matters. The Mirant entities that are parties to the California Settlement are Mirant, Mirant Americas Inc., Mirant Americas Energy Marketing, Mirant Americas Energy Marketing Investments, Inc., Mirant Americas Generation, Mirant California Investments, Inc., Mirant California, LLC, Mirant Delta, LLC, Mirant Potrero, LLC, Mirant Special Procurement, Inc., Mirant Services, LLC and Mirant Americas Development, Inc. (collectively, the “Mirant Settling Parties”). The California Parties are PG&E, Southern California Edison Company, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California. The effectiveness of the California Settlement was conditioned upon its approval by the CPUC, the Bankruptcy Court, the bankruptcy court having jurisdiction over PG&E’s bankruptcy proceedings initiated in 2001, and the FERC. The CPUC’s execution of the California Settlement signified its approval. The PG&E bankruptcy court approved the California Settlement on March 24, 2005, the FERC approved it on April 13, 2005, and the Bankruptcy Court approved it by order entered April 15, 2005, causing the settlement to become effective April 15, 2005.

Under the California Settlement, (1) Mirant Americas Energy Marketing and the other Mirant Settling Parties have assigned to the California Parties all receivables owed to Mirant Americas Energy Marketing for transactions in the markets administered by the Cal PX or the CAISO for the period January 1, 2000 through June 20, 2001, which are currently estimated by the parties to the California Settlement to be approximately $283 million, and (2) the California Parties received an allowed, unsecured claim against Mirant Americas Energy Marketing in its Chapter 11 case for $175 million and the DWR received an additional allowed, unsecured claim against Mirant Americas Energy Marketing of $2.25 million. In return, the California Parties released all claims they may have against the Mirant Settling Parties related to sales of electricity or natural gas at wholesale in western markets in the period from January 1, 1998 through July 14, 2003, including all such claims filed by the California Parties in the Mirant Debtors’ Chapter 11 cases, in proceedings before the FERC, or in the four suits filed against Mirant and various of its subsidiaries by the California Attorney General in March and April 2002 and August 2004. Mirant estimates that, excluding duplicative claims, this settlement has compromised the bulk of the California energy market claims against Mirant Americas Energy Marketing at issue in the FERC Refund Proceedings. Also, the California Parties have assumed Mirant Americas Energy Marketing’s obligation to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, Mirant Americas Energy Marketing continues to be liable for any refunds that the FERC determines it to owe to (1) participants in the Cal PX or CAISO markets other than the California Parties (or other parties that have opted into the California Settlement) for periods outside the Refund Period or (2) parties with which Mirant Americas Energy Marketing engaged in bilateral electricity or natural gas transactions other than the California Parties (or other parties that have opted into the California Settlement).

Some of the consideration to be received by the California Parties under the California Settlement is available to other market participants that choose to opt into the California Settlement, and several have done so. Those market participants that have elected to opt into the California Settlement have, as a result, given releases of liability to the Mirant Settling Parties that are the same as those given by the California Parties. In addition to the claims filed by the California Parties seeking to recover refunds from Mirant Americas Energy Marketing and other Mirant entities for sales of electricity made by Mirant Americas Energy Marketing into the CAISO and Cal PX markets in 2000 and 2001, the CAISO and the Cal PX have filed claims against Mirant Americas Energy Marketing and other Mirant Settling Parties seeking to recover refunds on behalf of participants in the markets for which they were responsible. While the CAISO and the Cal PX are not parties to the California Settlement, the FERC’s approval of the California Settlement constitutes its direction to the CAISO and the Cal PX to conform their books and records to the terms of the settlement and to withdraw with prejudice all claims filed by them in the Chapter 11 cases that seek to recover amounts or otherwise obtain relief on behalf of, or for the benefit of, any of the California Parties or any other market participants that opt into the California Settlement. In addition, the CAISO separately agreed with Mirant to release its claims upon the California Settlement becoming effective. The California Parties also released the Mirant Settling Parties from any liability or refund claims related to the DWR Contract, including claims asserted in the complaints filed by CPUC and EOB with the FERC in February 2002. The FERC’s approval of the California Settlement, under its terms, also had the effect of terminating any pending investigations by the FERC of the conduct of the Mirant Settling Parties in the western energy markets in 2000 and 2001.

The California Settlement also resolved all claims asserted by PG&E against Mirant Delta, Mirant Potrero, and the other Mirant Settling Parties in the Chapter 11 cases or in proceedings before the FERC that related to refunds potentially owed under the RMR Agreements between Mirant Delta and the CAISO and Mirant Potrero and the CAISO. Under the California Settlement, PG&E released Mirant Delta and Mirant Potrero from any potential refund liability under the RMR Agreements for the period prior to September 30, 2004, and the claims filed by PG&E in the Chapter 11 cases seeking to recover refunds from Mirant Delta and Mirant Potrero for sales made under the RMR Agreements have been withdrawn with prejudice. Although the CAISO was not a party to the California Settlement, under the terms of the California Settlement, the FERC’s approval of the settlement constitutes its direction to CAISO to conform its books and records to the terms of the California Settlement and to withdraw with prejudice all claims filed by it in the Chapter 11 cases that seek to recover amounts related to sales made under the RMR Agreements in the period prior to September 30, 2004. In addition, the CAISO separately agreed with Mirant to release its claims upon the California Settlement becoming effective.

In return for the releases it granted to the Mirant Settling Parties described in the previous paragraph, PG&E received allowed, unsecured claims against Mirant Delta that will receive a distribution of proceeds of $63 million, and either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration in an amount of as much as $85 million (the “CC8 Alternative Consideration”). If the Mirant Settling Parties and PG&E are unable by May 11, 2005 (extended by the parties from the original date of April 30, 2005) to agree upon definitive agreements for the transfer of the CC8 Assets to PG&E, the CC8 Alternative Consideration is to be $85 million. If such definitive agreements have been executed, the CC8 Alternative Consideration is reduced to $70 million.

To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim against Mirant Delta that will receive a distribution of either $85 million or $70 million depending on the maximum CC8 Alternative Consideration at the time of such distribution. Under the terms of the California Settlement, PG&E is to liquidate any securities received as part of such distribution and place the net resulting amount plus any cash received into an escrow account. To the extent that the net amount resulting from the liquidation of the securities received by PG&E plus any cash received by it is less than the CC8 Alternative Consideration, the difference will be made up by PG&E withholding and paying into the escrow account amounts it owes to Mirant Delta over a three month period under the power purchase agreement described below or by payments from Mirant Delta or Mirant Americas Generation. If the transfer of the CC8 Assets to PG&E does not occur on or before June 30, 2008, or if certain specified events occur prior to that date, such as the failure of the Mirant Settling Parties and PG&E to execute definitive agreements for the transfer of the CC8 Assets or the CPUC fails to approve PG&E’s acquisition of the CC8 Assets, then the CC8 Alternative Consideration is to be paid to PG&E and the Mirant Settling Parties will retain the CC8 Assets. If PG&E closes on its acquisition of the CC8 Assets, the funds in the escrow account will be paid to Mirant Delta.

PG&E also has entered into two power purchase agreements with Mirant Delta and Mirant Potrero that will allow PG&E to dispatch and purchase the power output of all units of the generating plants owned by those entities that have been designated by the CAISO as RMR units under the RMR Agreements. The first agreement is for 2005. The second agreement is for 2006 through 2012.

Under the California Settlement, PG&E and Mirant Delta also are to negotiate by May 11, 2005 (extended by the parties from the original date of April 30, 2005) an agreement (the “Option

Agreement”) under which PG&E would have separate options to purchase each of Mirant Delta’s existing Contra Costa generating plant and its existing Pittsburg generating plant, in both cases once no unit at the plant has operated for a certain period of years. The price at which each plant could be purchased pursuant to the option would be equal to the amount of certain capital costs not recovered by Mirant Delta under the terms of the RMR Agreement applicable to that plant at the time of the exercise of the option. If Mirant Delta and PG&E do not reach agreement on the Option Agreement by May 11, 2005, or if PG&E cannot obtain CPUC approval of the Option Agreement or its exercise of its rights thereunder, Mirant Delta and the other Mirant Settling Parties will have no further obligations to PG&E with respect to the Option Agreement or the rights it was to provide to PG&E.

Accounting Impact of California Settlement.   At March 31, 2005, the Company had recorded receivables and related reserves associated with amounts due to Mirant Americas Energy Marketing from the CAISO and Cal PX related to the period from October 2000 to June 2001 and reserves related to refunds under the RMR Agreements in amounts that substantially correspond to the claims and other consideration contemplated by the California Settlement. The financial statement impacts of the California Settlement are expected to result in a net gain to the Company and will be recorded in the second quarter based on the April 15, 2005 effective date.

Shareholder-Bondholder Litigation

Mirant Securities Consolidated Action:   Twenty lawsuits have been filed since May 2002 against Mirant and four of its officers alleging, among other things, that the defendants violated federal securities laws by making material misrepresentations and omissions to the investing public regarding Mirant’s business operations and future prospects during the period from January 19, 2001 through May 6, 2002 due to potential liabilities arising out of its activities in California during 2000 and 2001. The complaints seek unspecified damages, including compensatory damages, and the recovery of reasonable attorneys’ fees and costs. These suits have been consolidated into a single action.

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

In December 2003, attorneys purporting to act on behalf of the plaintiffs in the ERISA Litigation filed proofs of claim against the Mirant Debtors’ estates, totaling approximately $50 million (the “Brown & Waller Claims”). On October 18, 2004, the Mirant Debtors objected to the Brown & Waller Claims. By order dated April 6, 2005, the Bankruptcy Court approved a settlement entered into between the Company and the claimants under which the claimants agreed to limit their recovery against the Mirant Debtors and any related defendants in the ERISA Litigation to the proceeds paid or payable under certain insurance policies issued to Southern Company and Mirant. The Brown & Waller Claims in the bankruptcy proceedings will be amended to be for a zero dollar amount, and the parties agreed that the Brown & Waller claims will not be further amended.

Mirant Americas Generation Bondholder Suit:   On June 10, 2003, certain holders of senior notes of Mirant Americas Generation maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees’ Retirement System, et al. v. Mirant Corporation, et al., that named as defendants Mirant, Mirant Americas, Inc., Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas, Inc. and Mirant Americas Generation’s managers. In addition, plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation. Plaintiffs seek damages in excess of one billion dollars. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The committee representing unsecured creditors of Mirant Americas Generation filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, Inc., certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court ruled that while the committee has standing to assert claims on behalf of the estate of Mirant Americas Generation, no such claims could be filed without the Bankruptcy Court’s approval and no motions seeking such approval could be filed at least through April 2004. No such motion has been filed with the Bankruptcy Court since April 2004, and the Bankruptcy Court has not authorized any such litigation at this time.

Mirant Americas Generation Securities Class Action:   On June 11, 2003, a purported class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933 was filed in the Superior Court of Fulton County, Georgia entitled Wisniak v. Mirant Americas Generation, LLC, et al. The lawsuit names as defendants Mirant Americas Generation and certain current and former officers and managers of Mirant Americas Generation. The plaintiff seeks to represent a putative class of all persons who purchased debt securities of Mirant Americas Generation pursuant to or traceable to an exchange offer completed by Mirant Americas Generation in May 2002 in which $750 million of bonds registered under the Securities Act of 1933 were exchanged for $750 million of previously issued senior notes of Mirant Americas Generation. The plaintiff alleges, among other things, that Mirant Americas Generation’s restatement in April 2003 of prior financial statements rendered the registration statement filed for the May 2002 exchange offer materially false. The complaint seeks damages, interest and attorneys’ fees. The defendants have removed the suit to the United States District Court for the Northern District of Georgia. This action is stayed as to Mirant Americas Generation by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of Mirant Americas Generation to reorganize or having a negative effect upon its assets. On December 8, 2003, the district court took notice of the Bankruptcy Court’s Order dated November 19, 2003 staying the litigation and administratively closed the action. On December 16, 2003, the plaintiff dismissed Mirant Americas Generation as a defendant, without prejudice, and filed a proof of claim against Mirant Americas Generation in the bankruptcy proceedings asserting the same claims set forth in the lawsuit.

Mirant Americas Generation and the plaintiff have entered into a stipulation of settlement of the Wisniak suit and the claim filed against Mirant Americas Generation that was approved by the Bankruptcy Court on January 19, 2005. Under the terms of the stipulation of settlement, the plaintiff will seek certification of a class by the district court that will receive $2.25 million to be paid by insurers for Mirant Americas Generation and an allowed, unsecured claim for $2 million against Mirant subordinated to the claims of its other unsecured creditors. Members of the plaintiff class will have the opportunity to opt out of the settlement, and if class members who choose to opt out own in the aggregate more than 1% of the Mirant Americas Generation bonds that are the subject of the suit, then the Mirant defendants have the option to withdraw from the settlement. The stipulation of settlement must also be approved by the district court to become effective.

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

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain power purchase agreements (“PPAs”). Under the terms of the Asset Purchase and Sale Agreement (the “APSA”) Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company and Panda-Brandywine L.P. (“Panda”) under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to Panda or Ohio Edison for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and 2005 respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices for power.

Back-to-Back Agreement Litigation:   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the FERC from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the motion filed by the Mirant Debtors seeking to reject the Back-to-Back Agreement and the Injunction Litigation. In December 2003, the district court denied the Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

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

On December 9, 2004, the district court held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The district court also noted that if the Fifth Circuit overturned the district court’s ruling with respect to severability, the Back-to-Back Agreement should be rejected only if Mirant can prove that the Back-to-Back Agreement burdens the bankrupt estates; that, after scrutiny and giving significant weight to the comments of the FERC relative to the effect of rejection on the public interest, the equities balance in favor of rejecting the Back-to-Back Agreement; and that rejection of the Back-to-Back Agreement would further the Chapter 11 goal of permitting the successful rehabilitation of the Mirant Debtors. The Mirant Debtors appealed the district court’s December 9, 2004, decision to the Fifth Circuit and requested that the Fifth Circuit hear this appeal on an expedited basis. On March 8, 2005, the Fifth Circuit denied Mirant’s request to have the appeal expedited.

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second

Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion, arguing that the motion required the consideration of laws other than the Bankruptcy Code. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Mirant Debtors’ January 21, 2005 motion seeking to reject the APSA and would itself hear that motion. On March 17, 2005, the Fifth Circuit granted Mirant a temporary stay of the district court’s March 1, 2005 order withdrawing the reference to the Bankruptcy Court of the Mirant Debtors’ Second Rejection Motion. On April 11, 2005, the Fifth Circuit vacated the stay.

Suspension of PEPCO Back-to-Back Payments:   On December 9, 2004, in an effort to halt excessive out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

On December 14, 2004, PEPCO filed the following additional litigation: (i) a motion seeking relief from the automatic stay provision of Bankruptcy Code section 362(a) to permit PEPCO to terminate performance under the APSA (the “Lift Stay Motion”); (ii) a motion to compel the Mirant Debtors to pay, as administrative expenses, payments that had been suspended under the Back-to-Back Agreement (the “Administrative Expense Motion”); and (iii) an adversary proceeding seeking to compel the Mirant Debtors to make payments under the Back-to-Back Agreement (the “PEPCO Lawsuit”). On December 16, 2004, PEPCO filed a motion requesting the district court to withdraw the reference to the Bankruptcy Court with respect to the litigation filed by PEPCO on December 14, 2004, as well as the Injunctive Relief Motion (the “Second Withdrawal Motion”). On January 4, 2005, the district court denied the Second Withdrawal Motion in its entirety. On January 19, 2005, the Bankruptcy Court entered an order embodying a ruling made orally by the court on January 14, 2005, in which it denied the Lift Stay Motion and the Administrative Expense Motion, but required the Mirant Debtors to pay amounts due under the Back-to-Back Agreement in January 2005 and thereafter until (i) the Mirant Debtors filed a motion to reject the APSA, (ii) the Fifth Circuit issued an order reversing the district court’s order of December 9, 2004 denying the motion to reject the Back-to-Back Agreement, or (iii) the Mirant Debtors were successful in having the obligations under the Back-to-Back Agreement recharacterized as debt obligations. PEPCO filed an appeal of the Bankruptcy Court’s January 19 order. On January 21, 2005, the Mirant Debtors filed the Second Rejection Motion.

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005, and dismissed as moot PEPCO’s appeal of the January 19 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting the district court to reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On March 7, 2005, the district court modified the March 1 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

On March 16, 2005 the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors’ appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus, and denied the Mirant Debtors’ request for a stay pending appeal. In its order, the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date by April 25, 2005 to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

Potential Adjustment Related to Panda Power Purchase Agreement:   At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by March 19, 2005 a binding court order had been entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda (“Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. By agreement of the parties, the March 19, 2005 date was extended to April 8, 2005. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. The Company believes that the June 10, 2003 decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

EcoElectrica Litigation

In March 2002, two subsidiaries of Edison International (collectively “EME”) filed suit alleging Mirant breached its agreement to purchase EME’s 50% interest in EcoElectrica Holdings Ltd., the owner of a 540 MW cogeneration facility in Puerto Rico. On April 29, 2003, EME amended its complaint to assert additional claims for fraudulent misrepresentation and concealment, conspiracy to defraud, and negligent misrepresentation. EME seeks compensatory damages in excess of $50 million, punitive and exemplary damages of an unspecified amount, interest and attorneys’ fees. EME has filed proofs of claim in the bankruptcy proceedings against Mirant and certain of its subsidiaries seeking damages based on the same allegations. On April 6, 2005, Mirant entered into a settlement with EME that will result in EME receiving an allowed, unsecured claim against Mirant for $7 million. That settlement is subject to the approval of the Bankruptcy Court.

At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed, and the Enron subsidiary has filed claims against Mirant in its Chapter 11 proceeding asserting damages for breach of the purchase agreement with Enron. Mirant has entered into a settlement in principal with Enron that will result in Enron receiving an allowed, unsecured claim against Mirant for $12.25 million. That settlement is subject to the execution of a definitive settlement agreement, the approval of the Bankruptcy Court and the approval of the United States Bankruptcy Court for the Southern District of New York, before which Enron’s bankruptcy proceedings are pending.

Environmental Liabilities

EPA Information Request:   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emission control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River, LLC’s (“Mirant Potomac River”) Potomac River plant in Virginia and Mirant Americas Generation’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to Mirant’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. If such violation is determined to have occurred after Mirant acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation:   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable and that it can comply through the purchase of emissions credits and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ. On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and

Mirant Mid-Atlantic to install pollution control equipment at Mirant Potomac River’s Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland; to comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010; to comply with system-wide annual NOx emissions caps starting in 2004; to meet seasonal system average emissions rate targets in 2008; and to pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

Mirant Potomac River Downwash Study:   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agrees to perform a modeling analysis to assess the effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The financial and operational implications of the results of the downwash study are not known at this time. However, to the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation.

Mirant NY-Gen Pipeline Leak:   In the fall of 2003, Mirant NY-Gen, LLC (“Mirant NY-Gen”) discovered a leaking underground pipeline at the Hillburn generating facility in Ramapo, New York. The underground line was used for supplying kerosene fuel to the gas turbines located on site. After confirmatory testing revealed a potential leak, the line was removed from service and plans were undertaken to excavate and sample portions of the line to determine the extent of the line damage and the possible soil contamination. Upon initial discovery the leak was reported to the New York State Department of Environmental Conservation (“NYSDEC”) and Rockland County Health Department. In the summer of 2004 soil contamination was discovered and a subsequent testing of portions of the line revealed a small hole. Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake immediate remediation actions for additional on-site and off-site contamination. The current estimation of clean-up is greater than $1 million, due to the ongoing evaluation to determine the extent of the off site contamination, the exact cost of remediation is unknown at this time.

New York Opacity:   On October 20, 2004, the New York State Department of Environmental Affairs Region 3 Staff filed a complaint against Mirant Bowline, LLC (“Mirant Bowline”), Mirant Lovett, LLC (“Mirant Lovett”) and Mirant New York, Inc. (“Mirant New York”) with the New York Department of Environmental Conservation. The complaint alleges that the generating facilities owned by Mirant Bowline and Mirant Lovett violated Article 19 of New York’s Environmental Conservation Law and regulations promulgated pursuant to that law by violating opacity standards set for smoke emissions on more than one hundred occasions between the second quarter of 2002 and the first quarter of 2004. The complaint seeks a cease and desist order and fines of $1.96 million against the Mirant defendants.

Riverkeeper Suit Against Mirant Lovett:   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violated Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. The plaintiff and Mirant Lovett have agreed to a stipulation to be filed with the district court that will stay the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

New York Tax Proceedings

Mirant Americas Generation’s subsidiaries that own generating plants in New York are or were (in the settled proceedings discussed below) the petitioners in forty-one proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen (collectively with Mirant Bowline and Mirant Lovett, the “New York Debtors”) has settled its tax certiorari proceedings with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the remaining Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

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

Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003 and January 30, 2004, and approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004 and January 30, 2005, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, and January 30, 2005 could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

Over the past year, all of the tax certiorari proceedings related to the generating facilities owned by Mirant NY-Gen have been resolved on terms favorable to the New York Debtors, but the tax certiorari proceedings related to the Bowline and Lovett generating facilities remain unresolved.

Utility Choice and Cirro Group Claims

On February 18, 2005, two providers of electricity at retail in Texas, Utility Choice, L.P. and Cirro Group, Inc., filed a suit in the United States District Court for the Southern District of Texas, Houston Division, entitled Utility Choice, L.P., et al. v. TXU Corp., et al., against numerous owners of generating facilities and power marketers in Texas, including Mirant Americas Energy Marketing, Mirant Americas Development, Inc., and two subsidiaries of Mirant Americas Generation owning generating facilities in Texas. The plaintiffs allege that the defendants, including the Mirant defendants, acting individually and in collusion with each other, engaged in various types of unlawful manipulation of the short term and bilateral wholesale power markets in the Electric Reliability Council of Texas region beginning in 2001 and continuing to the period immediately prior to the filing of the suit that caused the plaintiffs to pay significantly higher prices for power they purchased and to incur other significant costs. The types of conduct that the plaintiffs allege were engaged in by the defendants, including the Mirant defendants, include submitting false schedules and bids, “hockey stick” bidding, withholding generation resources from the market and bidding generation resources at artificially high prices, in each case with the intent to create artificially high market prices. The complaint asserts various causes of action, including without limitation claims under the federal and Texas antitrust acts and the federal Racketeer Influenced and Corrupt Organizations (RICO) Act, as well as state law claims for fraud, negligent misrepresentation, and promissory estoppel. The plaintiffs seek lost profits and other compensatory damages of an unspecified amount, treble damages, exemplary damages and attorneys’ fees.

On March 21, 2005 the plaintiffs filed a motion with the district court seeking to dismiss without prejudice the Mirant defendants, noting that those Mirant defendants are the subject of pending bankruptcy proceedings. The district court granted that motion on March 21, 2005. On April 1, 2005, the plaintiffs filed a motion with the Bankruptcy Court seeking leave to file claims in the Chapter 11 cases against Mirant Americas Energy Marketing and other subsidiaries of Mirant based upon the same allegations made in the suit filed February 18, 2005 and seeking to assert claims in excess of $100 million. The Mirant Debtors are opposing that motion.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that result in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. Typically, the City Council grants special use permits with various conditions and stipulations as to the permitted use.

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River filed an application for a special use permit for the entire plant operations within such 120-day period, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. On April 15, 2005, the City of Alexandria and Mirant Potomac River agreed to a consent order to be entered by the Circuit Court for the City of Alexandria in the suit described in the next paragraph that extends through July 16, 2005 the period within which Mirant Potomac River may file an application for such a special use permit for the entire plant operations. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered an illegal use.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004 changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

H. Earnings (Loss) Per Share

Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004 (in millions, except per share data).

	Three Months Ended March 31,
	2005	2004
Income from continuing operations	$7	$32
Income (loss) from discontinued operations	4	(2)
Net income	$11	$30
Basic and diluted:
Weighted average shares outstanding	405.5	405.5
Earnings (loss) per share from:
Continuing operations	$0.02	$0.08
Discontinued operations	0.01	(0.01)
Net income per share	$0.03	$0.07

The following potential common shares were excluded from the earnings per share calculations (in millions):

	Three Months Ended March 31,
	2005	2004
Out-of-the-money options	15.5	20.5
Shares issuable upon conversion of convertible debt	58.6	59.8
Shares issuable upon conversion of convertible trust preferred securities	12.5	12.5
Total	86.6	92.8

As discussed in Note B, the Company plans to cancel the existing common stock as part of its proposed Plan.

Stock-Based Compensation

Mirant accounts for its stock-based employee compensation plans under the intrinsic-value method of accounting for recognition, but discloses pro forma fair value information. Under this method, compensation expense for employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income or loss if the fair value-based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data).

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$11	$30
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(4)
Pro forma net income	$9	$26
Income per share:
Basic as reported	$0.03	$0.07
Basic pro forma	$0.02	$0.07
Diluted as reported	$0.03	$0.07
Diluted pro forma	$0.02	$0.07

I. Segment Reporting

The Company has two reportable segments: North America and International. The North America segment consists of the Company’s power generation and energy trading and marketing operations in the United States. The International segment includes power generation in the Philippines, Curaco and Trinidad and Tobago, and integrated utility operations in the Bahamas and Jamaica. The Company’s reportable segments are strategic businesses that are geographically separated and managed independently. Certain corporate costs, including corporate overhead and interest, are not allocated to a reporting segment.

Financial Data by Segment
(In Millions)

Three Months Ended March 31, 2005:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$574	$120	$—	$694
Integrated utilities and distribution	—	152	—	152
Total operating revenues	574	272	—	846
Cost of fuel, electricity and other products	371	80	—	451
Gross Margin	203	192	—	395
Operating Expenses:
Operations and maintenance	173	64	(8)	229
Depreciation and amortization	42	31	4	77
Impairment losses and restructuring charges	2	—	—	2
Gain on sales of assets, net	(1)	(2)	—	(3)
Total operating expenses	216	93	(4)	305
Operating (Loss) Income	$(13)	$99	$4	90
Other expense, net				(19)
Income From Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				71
Reorganization items, net				61
Benefit for income taxes				(3)
Minority interest				6
Income from Continuing Operations				$7
Total assets at March 31, 2005	$9,483	$4,689	$(2,644)	$11,528

Three Months Ended March 31, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$933	$116	$—	$1,049
Integrated utilities and distribution	—	135	—	135
Total operating revenues	933	251	—	1,184
Cost of fuel, electricity and other products	667	66	—	733
Gross Margin	266	185	—	451
Operating Expenses:
Operations and maintenance	190	70	(14)	246
Depreciation and amortization	43	31	5	79
Impairment losses and restructuring charges	1	—	1	2
Gain on sales of assets, net	(16)	—	—	(16)
Total operating expenses	218	101	(8)	311
Operating Income	$48	$84	$8	140
Other expense, net				(27)
Income From Continuing Operations Before Reorganization Items, Income Taxes and Minority Interest				113
Reorganization items, net				57
Provision for income taxes				19
Minority interest				5
Income from Continuing Operations				$32
Total assets at December 31, 2004	$9,354	$4,730	$(2,660)	$11,424

Item 2.                 Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with Mirant’s unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Executive Summary

We operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. As a result, our financial statements include the results of Bankruptcy Court actions, probable claims against our estate and professional and administrative costs related to the bankruptcy process.

We currently plan to emerge from Chapter 11 in mid-2005. On January 19, 2005, we filed our initial proposed Plan with the Bankruptcy Court, which we amended on March 25, 2005.

The key drivers of our first quarter 2005 performance are the expiration of the TPAs, a narrowing of the spark spread and unrealized losses on energy contracts being used to hedge gross margin for future periods.

Our cash flow from operations significantly improved in the first quarter of 2005 compared to the first quarter of 2004. Our cash flow provided by operations is $104 million for the first quarter of 2005 compared to cash used in operations of $44 million for the first quarter of 2004. The primary reason for improved cash flow from operations is the expiration of the transition power agreements (“TPAs”) in June 2004 and January 2005. Cash flow from operations also reflects a decrease in working capital used in the three months ended March 31, 2005 compared to the same period in 2004.

Our gross margin is $56 million lower for the first quarter of 2005 compared to the first quarter of 2004. Lower realized TPA losses increased gross margin by $133 million, which is partially offset by lower TPA amortization of $105 million. Excluding the impact from the TPAs, our gross margin is $84 million lower in 2005 compared to the same period in 2004. This decline in gross margin primarily relates to a $39 million decline in realized gross margin resulting from lower generation volumes and narrower spark spreads in our North American operations and a $45 million decrease in unrealized gross margin, resulting primarily from lower unrealized gains on power purchase agreements (“PPAs”) in 2005. This decrease in North America is partially offset by a $7 million increase in gross margin for our International operations, largely due to rate increases for our Jamaica operations and Philippine energy supply business.

Financial Performance

We reported operating income of $90 million for the three months ended March 31, 2005 compared to operating income of $140 million for the same period in 2004. The $50 million change in operating income is detailed as follows (in millions):

Favorable/ (Unfavorable)
Gross margin(1)	$(56)
Operations and maintenance(2)	17
Depreciation and amortization	2
Gain on sales of assets, net(3)	(13)
Change in operating income	$(50)

(1)          For the three months ended March 31, 2005 and 2004, our gross margin included the following (in millions):

	Three Months Ended March 31
	2005	2004	Increase/ (Decrease)
Realized gross margin	$397	$303	$94
TPA amortization	9	114	(105)
Unrealized gains on PPAs	48	79	(31)
Net unrealized losses on asset management, optimization and legacy portfolios	(59)	(45)	(14)
Net unrealized gross margin	(11)	34	(45)
Total gross margin	$395	$451	$(56)

(2)          Operations and maintenance expense decreased by $17 million primarily due to reduced corporate overhead and business unit costs, including decreased insurance expense and consulting fees.

(3)          Gain on sale of assets, net decreased by $13 million primarily due to a $16 million gain in 2004 related to the sale of our remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts.

Results of Operations

The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

North America

Our North America segment consists primarily of power generation (approximately 14,000 MW of generating capacity) and energy trading and marketing activities managed as a combined business.

The following table summarizes the operations of our North America segment for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Operating Revenues	$574	$933	$(359)
Cost of fuel, electricity and other products	371	667	(296)
Gross margin	203	266	(63)
Operating Expenses:
Operations and maintenance	173	190	(17)
Depreciation and amortization	42	43	(1)
Other impairment losses and restructuring charges	2	1	1
Gain on sales of assets, net	(1)	(16)	15
Total operating expenses	216	218	(2)
Operating (loss) income	$(13)	$48	$(61)

The following table summarizes gross margin by region for our North America segment for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Mirant Americas Generation
Mid-Atlantic	$65	$120	$(55)
Northeast	69	51	18
West and other	31	34	(3)
Total Mirant Americas Generation	165	205	(40)
Other North America generation	34	34	—
TPA amortization	9	114	(105)
Other, including TPAs and PPAs	(5)	(87)	82
Total North America	$203	$266	$(63)

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for our North America segment for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Mirant Americas Generation
Mid-Atlantic	42%	50%	(8)%
Northeast	40%	48%	(8)%
West	10%	16%	(6)%
Other North America generation	11%	12%	(1)%
Total North America	26%	32%	(6)%

The following table summarizes power generation volumes by region for our North America segment for the three months ended March 31, 2005 and 2004 (in gigawatt hours):

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Mirant Americas Generation
Mid-Atlantic	3,916	4,685	(769)
Northeast	2,608	3,257	(649)
West	651	1,049	(398)
Other North America generation	986	1,133	(147)
Total	8,161	10,124	(1,963)

Gross Margin.   Our gross margin decreased by $63 million for the three months ended March 31, 2005 compared to the same period for 2004 primarily due to the following:

•       Mid-Atlantic operations gross margin decreased $55 million primarily due to the following:

•        A decrease of $22 million due to lower generation volumes. This decrease in generation volumes is primarily due to a narrowing of the spark spread. The increase in spot market prices for coal and oil exceeded the increases in spot market prices for electricity.

•        A decrease of $25 million related to losses on realized power hedges, partially offset by an increase of $15 million resulting from higher settlement prices received on energy sold in the spot market.

•        A decrease of $6 million resulting from increased emissions expense, primarily due to higher prices for SO2 emissions allowances.

•        A decrease of $9 million related to higher unit prices for fuel.

•  An increase of $12 million due to a net settlement with a coal supplier related to rail car transportation schedule issues that resulted in lower fuel expense.

•        An increase of $9 million due to higher prices for capacity and ancillary services.

•        A decrease of $27 million related to higher unrealized losses from derivative instruments of $56 million in 2005 compared to $29 million in 2004. These losses are primarily due to increases in forward electricity prices in both periods. Since we have fixed price coal contracts we primarily use derivative instruments to economically hedge power prices.

•       Northeast operations gross margin increased $18 million despite a decrease in generation volumes primarily due to the following:

•        An increase of $21 million resulting from lower losses on realized power hedges, bilateral contracts and load deals.

•        An increase of $13 million due to realized gains on fuel hedges.

•        An increase of $2 million related to capacity income earned under a new reliability-must-run contract for Kendall.

•        A decrease of $17 million due to lower generation volumes as a result of a reduction in spark spreads.

•        A decrease of $6 million resulting from an increase in fuel prices that was greater than the increase in energy prices.

•        A decrease of $8 million due to no gas sales in 2005 compared to a gain of $8 million in 2004.

•        An increase of $13 million related to net unrealized gains on derivative instruments.

•       West operations gross margin decreased $3 million primarily due to one of our generation facilities no longer running under a reliability-must-run contract beginning in 2005. Most of our generating units were under reliability-must-run contracts in both periods. Under these contracts, revenues are based on a fixed rate of return and the units’ operating costs.

•       Non-cash revenue related to the amortization of the TPAs decreased by $105 million primarily due to the expiration of one TPA in June 2004 and the remaining TPA in January 2005.

•       Other gross margin increased by $82 million primarily due to the following:

•        An increase of $133 million primarily relates to lower realized losses due to the expiration of the TPAs. Realized losses in 2005 were $8 million compared to $141 million in 2004.

•        A decrease of $31 million in unrealized gains relating to the PPAs with PEPCO. PPA unrealized gains were $48 million in 2005 compared to $79 million in 2004 primarily because the passage of time decreases the MWh remaining to be purchased under the PPA.

•        The remaining decrease of $20 million primarily relates to the realized losses relating to the PPAs with PEPCO and realized and unrealized gains and losses on electricity contracts used to economically hedge the PPAs.

Operating Expenses.   Our operating expenses decreased by $2 million for the three months ended March 31, 2005 compared to the same period in 2004. The following factors were responsible for the changes in operating expenses:

•       Operations and maintenance expense decreased by $17 million and reflects a decrease of $10 million in corporate costs allocated to the North America segment in the 2005 period. Corporate expenses allocated were $38 million in 2005 compared to $48 million in 2004.

•       Gain on sale of assets decreased by $15 million primarily due to the sale in 2004 of our remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts.

International

Our International segment consists of power generating operations in the Philippines, Curacao and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. The following table summarizes the operations of our International businesses for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Operating Revenues:
Generation	$120	$116	$4
Integrated utilities and distribution	152	135	17
Total operating revenues	272	251	21
Cost of fuel, electricity and other products	80	66	14
Gross margin	192	185	7
Operating Expenses:
Operations and maintenance	64	70	(6)
Depreciation and amortization	31	31	—
Gain on sales of assets, net	(2)	—	(2)
Total operating expenses	93	101	(8)
Operating income	$99	$84	$15

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by operations for our International segment for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Philippines	31%	35%	(4)%
Caribbean	49%	49%	—%

The following table summarizes power generation volumes by operations for our International segment for the three months ended March 31, 2005 and 2004 (in gigawatt hours):

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Philippines	1,405	1,579	(174)
Caribbean	1,994	2,017	(23)

Gross Margin.   Our gross margin increased by $7 million for the three months ended March 31, 2005 compared to the same period for 2004. The increase is primarily due to regulatory approved rate increases in non-fuel tariffs at our Jamaica integrated utility in June 2004 and to rate increases for our Philippine energy supply business.

Operating Expenses.   Our operating expenses decreased by $8 million for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to the following:

•       Operations and maintenance expense decreased by $6 million primarily due to a decrease of $3 million in corporate costs allocated to the International segment in the 2005 period. Corporate expenses allocated were $8 million in 2005 compared to $11 million in 2004.

•       Gain on sale of assets of $2 million in 2005 primarily relates to assets sold to Mirant Global Corporation (“MGC”), a joint venture in the Philippines with First Metro Investment Corporation Group.

Corporate

The following table summarizes our corporate expenses for the three months ended March 31, 2005 and 2004 (in millions).

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Operating (credits) expenses:
Operations and maintenance	$(8)	$(14)	$6
Depreciation and amortization	4	5	(1)
Other impairment losses and restructuring charges	—	1	(1)
Total operating credits	$(4)	$(8)	$4

The corporate operating credits for the three months ended March 31, 2005 and 2004 represent the amount of billings to subsidiaries in excess of costs incurred during this period. Before allocations to operating segments, our corporate expenses in total are $10 million lower through March 31, 2005 compared to 2004. This $10 million decrease is comprised of several small decreases, including insurance expense and consulting fees.

Other Significant Consolidated Statements of Operations Movements

The following table summarizes our consolidated other income and expenses for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Other (expense) income, net:
Interest expense	$(31)	$(33)	$2
Equity in income of affiliates	7	6	1
Interest income	5	3	2
Gain on sale of investments, net	1	—	1
Other, net	(1)	(3)	2
Total other (expense) income, net	$(19)	$(27)	$8
Reorganization items, net	$61	$57	$4
(Benefit) provision for income tax	(3)	19	(22)
Minority interest	6	5	1
Income (loss) from discontinued operations, net	4	(2)	6

Reorganization items, net.   Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

•       For the three months ended March 31, 2005, this amount includes:

•        $30 million related to estimated damage claims on rejected and amended contracts;

•        $37 million in professional and administrative fees; and

•        $6 million of interest income.

•       For the three months ended March 31, 2004, this amount includes:

•        $47 million related to estimated damage claims on rejected and amended contracts;

•        $23 million in professional and administrative fees;

•        $11 million gain on the amended lease agreement; and

•        $2 million of interest income.

Provision for Income Taxes.   Provision for income taxes decreased by $22 million for the three months ended March 31, 2005, compared to the same period in 2004 primarily due to a $17 million benefit related to a tax settlement with the Dutch Tax Authorities for our Netherlands subsidiaries and an $11 million benefit relating to amendments to the Company’s U.S. Federal income tax returns for the years 1999 through 2001. As part of the Dutch settlement, Mirant has agreed to forgo the net operating loss carryforwards in the Netherlands in the amount of $510 million which had previously been valued at $0 in the Company's financial statements. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes.

Discontinued Operations.   The $4 million income and $2 million loss from discontinued operations for the three months ended March 31, 2005 and 2004, respectively, include the disposal of the Coyote Springs 2 and Wrightsville facilities. We completed the sale of Coyote Springs 2 for $63 million in January 2005. We expect to complete the sale of Wrightsville in 2005. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 proceedings. The Chapter 11 proceedings have, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

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

Cash Flows

Operating Activities.   Cash provided by operating activities increased $148 million for the three months ended March 31, 2005 compared to the same period in 2004. The change is detailed as follows (in millions):

	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
Cash provided by operating activities excluding working capital and other assets and liabilities	$128	$15	$113
Cash used for working capital and other assets and liabilities	(24)	(59)	35
Net cash provided by (used in) operating activities	$104	$(44)	$148

Net cash provided by operating activities excluding the effects of working capital was $128 million for the three months ended March 31, 2005 compared to $15 million for the same period in 2004. This increase of $113 million is primarily due to the following:

•       Our gross margin excluding unrealized gains and losses and the non-cash revenue related to the TPA amortization increased $94 million primarily due to the expiration of the TPAs in June 2004 and January 2005; and

•       Our operations and maintenance expense decreased by $17 million and reflects a decrease of $10 million in corporate overhead costs.

During the three months ended March 31, 2005, working capital changes, which are reflected as changes in operating assets and liabilities, required $24 million in cash compared to $59 million for the same period in 2004. This $35 million decrease in cash required for working capital changes is primarily due to the following:

•       Unfavorable changes in collateral used to support commercial operations. Additional net cash collateral posted is $79 million in 2005 compared to $10 million for the same period in 2004. The $69 million unfavorable change is primarily due to movements in commodity prices after the dates on which the positions were entered and a $25 million deposit made as part of an emissions auction. This $25 million deposit was returned to the Company in April 2005;

•       Favorable changes in accounts receivable of $48 million including approximately $11 million from the 2005 settlement of contracts terminated by counterparties in 2003; and

•       Favorable changes in accounts payables of $60 million, including $26 million in suspended payments under the Back-to-Back Agreement in 2005. After receiving a federal court order to comply with these contracts, we resumed payments in April 2005.

Investing Activities.   Net cash provided by investing activities was $35 million for the three months ended March 31, 2005 compared to $60 million of cash used for the same period in 2004. This was primarily due to the following:

•  In 2005, we had capital expenditures of $32 million compared to capital expenditures of $27 million in 2004.

•       In 2005, we received $63 million in proceeds from the sale of Coyote Springs 2 and $4 million in additional proceeds from the 2004 sale of Bowline gas turbines.

•       In 2004, our Philippine business paid $21 million to acquire an additional interest in the Sual project after a minority shareholder exercised its put option. We also paid $12 million to a third party to exit our Canadian natural gas transportation agreements and certain natural gas marketing contracts.

Financing Activities.   Net cash used in financing activities was $50 million for the three months ended March 31, 2005 compared to cash provided by financing activities of $52 million for the same period in 2004. This was primarily due to the following:

•       Proceeds from issuance of debt were $10 million in 2005 compared to $102 million in 2004. The debt proceeds of $10 million in 2005 were related to our Caribbean operations. In 2004, we had $72 million in letters of credit being drawn upon by counterparties and banks and the remaining debt proceeds of $30 million were related to our Caribbean operations.

•       In 2005, we repaid long-term debt of $96 million primarily related to our Philippine operations of $80 million and to our Caribbean operations of $16 million. In 2004, we repaid long-term debt of $86 million.

•       In 2005, cash deposited in the debt service reserves decreased $38 million compared to a decrease of $37 million in 2004.

Total Cash, Cash Equivalents and Credit Facility Availability

The table below sets forth total cash, cash equivalents and availability under the debtor-in-possession credit facility (“DIP Facility”) and other credit facilities of Mirant Corporation and its subsidiaries as of March 31, 2005 and December 31, 2004 (in millions):

	March 31, 2005	December 31, 2004
Cash and Cash Equivalents:
Debtors(1):
Mirant Corporation	$249	$276
Mirant Americas Generation	195	167
Mirant Mid-Atlantic	305	247
Mirant Americas Energy Marketing	103	207
Other subsidiaries	98	56
Total debtors cash and cash equivalents	950	953
Non-debtors	624	532
Total cash and cash equivalents	1,574	1,485
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements(2)	332	274
Total available cash and cash equivalents	1,242	1,211
Available under DIP Facility	263	263
Total cash, cash equivalents and credit facilities availability	$1,505	$1,474

(1)          Since filing for protection under Chapter 11, none of the Mirant Debtors has paid dividends nor made capital contributions. As discussed above, Mirant, Mirant Americas Energy Marketing, Mirant Americas Generation, Mirant Mid-Atlantic, and their respective subsidiaries are participating in an intercompany cash management program approved by the Bankruptcy Court.

(2)          Amounts designated as “Cash required for operating, working capital or other purposes or restricted by subsidiaries’ debt agreements” are estimated amounts.

On April 13, 2005 we made a payment to PEPCO for $57 million related to the suspended payments under the Back-to-Back Agreement related to the PPAs. See Note G. Litigation ond Other Contingencies for further discussion.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event of default by us, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. Our outstanding issued letters of credit totaled $242 million as of March 31, 2005, of which $197 million were issued under pre-petition credit facilities and the remaining $45 million were issued under the DIP Facility. Upon their expiration in 2005, these letters of credit may be renewed or replaced with another form of credit support to the counterparty, if required, or under certain circumstances, the letters of credit could be partially or fully drawn upon by the counterparty.

Following is a summary of cash collateral posted with counterparties and brokers and letters of credit issued as of March 31, 2005 and December 31, 2004 (in millions):

	March 31, 2005	December 31, 2004
Cash collateral posted—energy trading and marketing	$428	$392
Cash collateral posted—debt service reserves	205	210
Cash collateral posted—other operating activities	64	63
Letters of credit—energy trading and marketing(1)	160	160
Letters of credit—debt service reserves(1)	74	74
Letters of credit—other operating activities(1)	8	8
Total	$939	$907

(1)          The amounts above represent letters of credit issued under pre-petition credit facilities of Mirant Corporation and the DIP Facility. There are additional letters of credit issued under local credit facilities at some of our international subsidiaries that are not included in the amounts above.

For the period from April 1, 2005 through April 29, 2005, Mirant Americas Energy Marketing has had cash collateral of approximately $100 million returned to it by counterparties due to decreases in energy prices since March 31, 2005.

Other Developments

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A first amended Plan and a first amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth a structure of the Company at emergence and outlines how the claims of creditors and stockholders are to be treated. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then we will solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

The ultimate outcome of matters with respect to which we make forward-looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities, common stock and other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. The proposed Plan could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their interests. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or any claims relating to pre-petition liabilities or other Mirant securities. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Philippines Legislation

The Philippine government has proposed legislation as part of its revenue enhancement program that makes changes to its value added tax (“VAT”). The Philippines legislature passed a bill on May 9, 2005 that keeps the VAT at 10% but lifts current exemptions of independent power producers from the VAT. The legislature also voted to give the President of the Philippines the authority to raise the VAT to 12% under certain conditions. The bill does not prohibit a “pass through” of the VAT expense onto the National Power Corporation. Furthermore the bill raises the corporate tax rate to 35% from its current level of 32%.

Our energy conversion agreements with NPC provide “change in law protection” and the Republic of the Philippines has issued performance undertakings to guarantee performance of NPC’s obligations under its energy conversion agreements. Both House of Congress in the Philippines are expected to convene May 10 to formally approve the bill before it is signed into law by the President of the Philippines. After which, a committee will be tasked to develop the rules and regulations that will serve as a guideline for the implementation of the law. The rules and regulations committee, led by the Secretary of Finance, will conduct further hearings, and changes or amendments to the bill can be anticipated during this process. Therefore, the ultimate effect of the amendment to the VAT on our contracts with NPC cannot now be fully determined.

In addition, the Senate Committee on Energy may continue hearings concerning the effects of independent power producers, including Mirant Philippines, on the financial condition of NPC. If such hearings were to occur, their outcome and effect on our contracts with NPC cannot now be determined.

Environmental

Nine Northeast and Mid-Atlantic states created a cooperative to discuss the design of a regional cap-and-trade program initially covering carbon dioxide emissions from power plants in the region, the Regional Greenhouse Gas Initiative (“RGGI”). In the future, RGGI may be extended to include other sources of greenhouse gas emissions, and greenhouse gases other than carbon dioxide.

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

Potential Applicability of Fresh Start Accounting

We expect to be required, as part of our emergence from bankruptcy protection, to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting will be different than historical trends and those differences may be material.

Accounting for Energy Trading and Marketing Activities

Our North America businesses use derivative financial instruments and other energy contracts to economically hedge our electricity generation assets and to engage in optimization trading activities. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

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

The fair value amounts contained within our unaudited consolidated financial statements are estimates based largely on the mid-point of quoted market prices. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Our modeling techniques include assumptions for market prices, correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points.

The fair value of price risk management assets and liabilities in our unaudited condensed consolidated balance sheets are also impacted by our assumptions regarding interest rate and counterparty credit risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

The amounts recorded as revenue change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that we do not currently designate as cash flow or fair value hedges for accounting under SFAS 133, our financial statements—including gross margin, operating income, balance sheet ratios and cash flow—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy prices.

Bankruptcy Claims Assessment

Our unaudited condensed consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy

Court prior to March 31, 2005. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, debt and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the proofs of claim filed in our Chapter 11 case as of March 31, 2005:

	Total number of Claims	Total amount of Claims (in millions)
Total Claims Filed	8,353	$268,271
Less:
Redundant claims	157	5,174
Claims with basis for objection	6,473	253,820
Total Claims	1,723	9,277
Additional scheduled liabilities		28
Remaining Claims		$9,305

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $9 billion, as summarized above. This amount plus approximately $2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure against the Mirant Debtors as of March 31, 2005. The $2 billion of estimated liabilities is mainly related to our operating leases.

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

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1. “Legal Proceedings” and Note G to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

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

In connection with our power generating business in North America, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce is also sold in the spot market. In addition, the open positions in our optimization trading and legacy portfolio activities expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance in North America varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and market activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities as of March 31, 2005.

For a further discussion of market risks, our risk management policy, and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.                 Controls and Procedures

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2005. Based upon this assessment, our management concluded that, as of March 31, 2005, the design and operation of these disclosure controls and procedures were effective in timely alerting us to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                 Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2004.

California Litigation by Governmental Units and Certain Other Parties

General FERC Investigation.   On January 14, 2005, Mirant and certain of its subsidiaries entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with Pacific Gas and Electric Company (“PG&E”), Southern California Edison Company (“SCE”), San Diego Gas and Electric Company, the California Public Utility Commission (“CPUC”), the California Department of Water Resources (“DWR”), the California Electricity Oversight Board (“EOB”) and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. The California Settlement was approved by the FERC on April 13, 2005 and became effective April 15, 2005, resulting in the termination of the FERC’s investigation of potential withholding by generators (the “FERC Withholding Investigation”) as to Mirant and its subsidiaries.

FERC Bidding Investigation.   The California Settlement resulted in the termination of the FERC’s investigation of Mirant Americas Energy Marketing’s bidding practices that was initiated under the order issued by the FERC on June 25, 2003.

FERC Show Cause Proceeding Relating to Trading Practices.   As a result of the California Settlement, the California Parties have withdrawn their opposition to the settlement agreement entered into between certain Mirant entities and the FERC Trial Staff and filed with the FERC for its approval on September 30, 2003 (as amended in the filing made by the Mirant Debtors and the FERC Trial Staff on December 19, 2003 to include issues related to the selling of ancillary services) (the “Trading Settlement Agreement”) and are supporting approval of the Trading Settlement Agreement as proposed by the Mirant entities that are parties to the Trading Settlement Agreement and the FERC Trial Staff without change or modification. The Trading Settlement Agreement remains subject to the approval of the FERC and the Bankruptcy Court.

California Receivables.   As a result of the California Settlement, Mirant Americas Energy Marketing has assigned to the California Parties its outstanding receivables for sales made in the Cal PX and CAISO markets from January 1, 2000 through June 20, 2001.

FERC Refund Proceedings.   The California Settlement results in the release of most of Mirant Americas Energy Marketing’s potential liability in (1) the proceedings initiated by the FERC in July 2001 (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made in the CAISO or the Cal PX markets from October 2, 2000 through June 20, 2001 (the “Refund Period”), (2) in the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001, and (3) in any proceedings resulting at the FERC as a result of the United States Court of Appeals for the Ninth Circuit’s reversal in September 2004 of the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period and for transactions between the DWR and various owners of generation and power marketers. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released Mirant and its subsidiaries from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998 through July 14, 2003. Also, the California Parties will assume the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of the receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that do not elect to opt into the settlement) for periods outside of the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that do not elect to opt into the settlement).

DWR Power Purchases Proceeding.   Under the California Settlement, the DWR and the other California Parties have released Mirant Americas Energy Marketing from any liability with respect to the 19-month agreement entered into between the DWR and Mirant Americas Energy Marketing on May 22, 2001, and the CPUC and the EOB are to dismiss their appeal of the FERC’s decision dismissing their complaints filed in February 2002 that challenged the terms of that agreement as being unjust and unreasonable.

Reliability Must Run Agreements Proceeding.   The California Settlement resulted in the release by PG&E of the Mirant Americas Generation subsidiaries that own generating facilities subject to reliability-must-run agreements (“RMR Agreements”) from any potential refund liability under the RMR Agreements for the period prior to September 30, 2004. In addition, the CAISO separately agreed with Mirant to release its claims for refunds with respect to the RMR Agreements for the period through September 30, 2004 upon the California Settlement becoming effective. In its order issued April 13, 2005 approving the California Settlement, the FERC also dismissed as moot the pending proceeding regarding the rates that the Mirant Americas Generation subsidiaries could charge for plants subject to the RMR Agreements from which those subsidiaries were also making market sales. The Mirant Americas Generation subsidiaries intend to seek rehearing of the FERC’s dismissal of that proceeding for the purpose of having the FERC determine the rate that would apply for periods subsequent to September 30, 2004 where those Mirant Americas Generation subsidiaries are making sales into the market from units designated by the CAISO under the RMR Agreements as RMR units.

California Attorney General Litigation.   In accordance with the California Settlement, the California Attorney General has dismissed with prejudice the civil suits filed against Mirant and various of its subsidiaries on April 15, 2002 and August 18, 2004. The United States Supreme Court on April 18, 2005 denied the petition for writ of certiorari filed by the California Attorney General requesting the court to review the United States Court of Appeals for the Ninth Circuit’s affirmance of the dismissal of the suit filed by the California Attorney General on March 11, 2002, causing that dismissal to become final. Under the California Settlement, the California Attorney General has also released all claims against Mirant entities asserted in the complaint filed with the FERC on March 20, 2002.

California-Related Claims in the Bankruptcy Proceedings.   The California Settlement resulted in the withdrawal with prejudice of the claims filed in the Mirant Debtors’ bankruptcy proceedings by the California Attorney General (excluding certain claims filed on behalf of state agencies unrelated to the wholesale electricity or natural gas markets), the DWR, the CPUC, PG&E, SCE and San Diego Gas & Electric Company in return for the specific allowed claims and other consideration provided for in the California Settlement. Also, although the CAISO and the Cal PX were not parties to the California Settlement, under its terms the FERC’s order of April 13, 2005 approving the settlement constitutes its direction to the CAISO and Cal PX to conform their books and records to the terms of the California Settlement and to withdraw with prejudice all claims filed by them in the bankruptcy proceedings that seek to recover amounts or otherwise obtain relief on behalf of or for the benefit of any of the California Parties or any other market participants that opt into the settlement. In addition, the CAISO separately agreed with Mirant to release its claims upon the California Settlement becoming effective. The order entered by the Bankruptcy Court on April 15, 2005 approving the California Settlement provides for the Mirant Debtors and the Cal PX to cooperate to establish a procedure by which the claims filed by the Cal PX that are not to be withdrawn as a result of the California Settlement will be assigned to the non-settling market participants who are the real parties in interest with respect to such claims.

California Settlement.   The effectiveness of the California Settlement was conditioned upon its approval by the CPUC, the Bankruptcy Court, the bankruptcy court having jurisdiction over PG&E’s bankruptcy proceedings initiated in 2001, and the FERC. The CPUC’s execution of the California Settlement signified its approval. The PG&E bankruptcy court approved the California Settlement on March 24, 2005, the FERC approved it on April 13, 2005, and the Bankruptcy Court approved it by order entered April 15, 2005, causing the settlement to become effective April 15, 2005.

In return for the releases it granted to the Mirant Settling Parties under the California Settlement, PG&E received allowed, unsecured claims against Mirant Delta that will receive a distribution of proceeds of $63 million, and either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration in an amount of as much as $85 million (the “CC8 Alternative Consideration”).  Under the settlement, if the Mirant Settling Parties and PG&E were unable by April 30, 2005 to agree upon definitive agreements for the transfer of the CC8 Assets to PG&E, the CC8 Alternative Consideration is to be $85 million.  If such definitive agreements are executed, the CC8 Alternative Consideration is reduced to $70 million. The Mirant Settling Parties and PG&E have extended the April 30, 2005 date by which such definitive agreements were to be completed until May 11, 2005.

Rate Payer Litigation

California Rate Payer Litigation.   Various lawsuits are pending that assert claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing and several Mirant Americas Generation subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. With respect to the six such suits that were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts (the “Six Coordinated Suits”), two of the plaintiffs, Oscar’s Photo Lab and Mary L. Davis (the “Claimants”), filed proofs of claim (the “Oscar Claims”) in the bankruptcy proceedings against Mirant, Mirant Americas Energy Marketing, Mirant Americas Generation and other subsidiaries of Mirant on behalf of themselves and a purported class of all persons or entities in California who purchased electricity or natural gas for purposes other than resale or distribution at any time since January 1, 1999. The Claimants alleged that various misconduct by Mirant and several of its subsidiaries caused inflated prices in the California wholesale power markets. Claimants listed the damage amount of their claims as “unliquidated.” On October 18, 2004, the Mirant Debtors filed an objection to the Oscar Claims. On November 5, 2004, the Mirant Debtors filed a motion requesting that the Bankruptcy Court strike the portions of the Oscar Claims that purported to have been filed on behalf of unnamed absent members of a purported class. On January 26, 2005, the Bankruptcy Court issued an order embodying a ruling made orally on December 1, 2004 granting this motion and disallowing the Oscar Claims with prejudice to the extent they sought to recover on account of any claims other than the claims of Oscar Photo Labs and Mary L. Davis in their individual capacities. The Claimants have filed a motion to amend their claims to add allegations of improper conduct by Mirant entities with respect to the reporting of information about natural gas transactions to trade publications that publish price indices, and the Mirant Debtors have also filed a motion to disallow the Oscar Claims. The Bankruptcy Court has not acted upon either motion. On March 9, 2004, the Bankruptcy Court approved a stipulation entered into by the parties under which the individual named Claimants would each receive allowed, unsecured claims against Mirant Americas Energy Marketing in the Chapter 11 proceedings in the amount of $1,000.

Shareholder-Bondholder Litigation

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

On November 3, 2004, the Mirant Debtors objected to the Supplemental Claims against Mirant Americas Generation and the other Mirant entities on the grounds that: (1) Lehman and Wells Fargo lack standing to pursue the Supplemental Claims, which are derivative claims belonging to each respective Mirant Debtor’s estate; (2) there is no factual basis for any of the “potential” causes of action against Mirant Americas Generation and no basis whatsoever for the claims against any other Mirant entities; and (3) the Supplemental Claims are duplicative and contingent. In addition to the objection, the Mirant Debtors also filed a motion to dismiss the Supplemental Claims on the basis that the Supplemental Claims do not allege any independent harm to Lehman and Wells Fargo and assert nothing more than derivative claims belonging to the Mirant Debtors’ estates that cannot be asserted by Lehman and Wells Fargo. The Bankruptcy Court issued an order on April 12, 2005, ruling that (A) the Supplemental Claims will be withdrawn, (B) the withdrawal of the Supplemental Claims, to the extent that they are not property of the estates or derivative of a Mirant Debtor (the “Withdrawn Claims”), will be without prejudice, and the Bar Date shall be extended through the date of confirmation of a plan in the Mirant Debtors Chapter 11 proceedings, and (C) the withdrawal of the Supplemental Claims does not impair the ability of Lehman or Wells Fargo to raise those claims as issues in the plan confirmation process.

ERISA Litigation.   In December 2003, attorneys purporting to act on behalf of the plaintiffs in the ERISA litigation filed proofs of claim against the Mirant Debtors’ estates, totaling approximately $50 million (the “Brown & Waller Claims”). By order dated April 6, 2005, the Bankruptcy Court approved a settlement entered into between the Company and the claimants under which the claimants agreed to limit their recovery against the Mirant Debtors and any related defendants in the ERISA litigation to the proceeds paid or payable under certain insurance policies issued to Southern Company and Mirant. The Brown & Waller Claims in the bankruptcy proceedings will be amended to be for a zero dollar amount, and the parties agreed that the Brown & Waller claims will not be further amended.

PEPCO Litigation

Back-to-Back Agreement Litigation.   On March 17, 2005, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) granted Mirant a temporary stay of the district court’s March 1, 2005 order withdrawing the reference to the Bankruptcy Court of the Mirant Debtors’ January 21, 2005 motion seeking to reject the Asset Purchase and Sale Agreement (“APSA”) entered into between Mirant and Potomac Electric Power Company (“PEPCO”) in June 2000. That motion sought to reject as part of the APSA the contractual arrangement (the “Back-to-Back Agreement”) under which Mirant purchases from PEPCO all electricity PEPCO receives under certain long term power purchase agreements that run through 2021 at the prices paid by PEPCO, which prices are significantly in excess of market prices. On April 11, the Fifth Circuit vacated the stay.

Suspension of PEPCO Back-to-Back Payments.   On March 16, 2005 the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the order entered by the district court on March 1, 2005 order, as modified by the district court on March 7, 2005 and March 16, 2005, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying PEPCO’s motion seeking to compel the Mirant Debtors to pay, as administrative expenses, payments that had been suspended under the Back-to-Back Agreement (the “Administrative Expense Motion”). The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the Petition Date. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus, and denied the Mirant Debtors’ request for a stay pending their appeal. In its order, the

Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date by April 25, 2005 to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by March 19, 2005 a binding court order was entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda-Brandywine, L.P. (“Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. By agreement of the parties, the March 19, 2005 date was extended to April 8, 2005. Panda-Brandywine, L.P. (“Panda”) initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. The Company believes that the June 10, 2003 decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement as to the Panda PPA while also holding Mirant economically indifferent from such court order.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that result in the zoning status of Mirant Potomac River, LLC’s (“Mirant Potomac River”) generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. Typically, the City Council grants special use permits with various conditions and stipulations as to the permitted use.

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River filed an application for a special use permit for the entire plant operations within such 120-day period, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. On April 15, 2005, the City of Alexandria and Mirant Potomac River agreed to a consent order to be entered by the Circuit Court for the City of Alexandria in the suit filed on January 18, 2005 by Mirant Potomac River and Mirant Mid-Atlantic, LLC against the City of Alexandria and the City Council that extends through July 16, 2005 the period within which Mirant Potomac River may file an application for such a special use permit for the entire plant operations.

Utility Choice and Cirro Group Claims

On March 21, 2005 the plaintiffs filed a motion with the district court seeking to dismiss without prejudice the Mirant defendants, noting that those Mirant defendants are the subject of pending bankruptcy proceedings. The district court granted that motion on March 21, 2005. On April 1, 2005, the plaintiffs filed a motion with the Bankruptcy Court seeking leave to file claims in the Chapter 11 cases against Mirant Americas Energy Marketing and other subsidiaries of Mirant based upon the same allegations made in the suit filed February 18, 2005 and seeking to assert claims in excess of $100 million. The Mirant Debtors are opposing that motion.

Environmental Proceedings

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett, LLC in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violated Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. The plaintiff and Mirant Lovett have agreed to a stipulation to be filed with the district court that will stay the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6.                                                 Exhibits

(a)   Exhibits.

2.2	*	First Amendment to the Joint Chapter 11 Plan of Reorganization for Mirant Corporation and its Affiliated Debtors (Designated on Form 8-K filed March 25, 2005 as Exhibit 2.1).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*     Asterik indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2005.

MIRANT CORPORATION
By:	/s/ DAN STREEK
Dan Streek
Vice President and Controller (Principal Accounting Officer)