Form 10-Q
period 2005-06-30
MIRANT CORP
filed 2005-08-08
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

☒  Yes  ☐  No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at August 1, 2005 was 405,468,084.

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

General Factors

•       legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; changes in state, federal and other regulations (including rate and other regulations); changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

•       failure of our assets to perform as expected;

•       our pursuit of potential business strategies, including the disposition or utilization of assets;

•       changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing, or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

•       market volatility or other market conditions that could increase our obligations to post collateral beyond amounts which are expected;

•       our inability to access effectively the over-the-counter (“OTC”) and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset management and optimization activities as expected;

•       our ability to borrow additional funds and access capital markets;

•       strikes, union activity or labor unrest;

•       weather and other natural phenomena;

•       war, terrorist activities or the occurrence of a catastrophic loss;

•       deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us;

•       hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses as a result of such hazards;

•       price mitigation strategies employed by independent system operators (“ISOs”) or regional transmission operators (“RTOs”) that result in a failure to compensate our generation units adequately for all of their costs;

•       volatility in our gross margin as a result of our accounting for financial instruments used in our asset management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management activities;

•       our inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to us;

•       political factors that affect our international operations, such as political instability, local security concerns, tax increases, expropriation of property, cancellation of contract rights and environmental regulations;

•  the inability of our operating subsidiaries to generate sufficient cash flow and our inability to access that cash flow to enable us to make debt service and other payments;

•  our substantial consolidated indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

•  restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) contained in its leveraged lease financing agreements; and

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2004.

Bankruptcy-Related Factors

•       the lack of comparable financial data due to the restructuring of our business and the potential adoption of fresh start reporting;

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed with the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) on July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation (“Mirant”) and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”), including actions taken by our creditors and other third parties with respect to our proposed plan of reorganization, filed with the Bankruptcy Court on January 19, 2005, as amended on March 25, 2005, and any subsequent amendments thereto (the “Plan”);

•       our ability to satisfy the conditions precedent to the effectiveness of our proposed Plan, including our ability to secure the necessary financing commitments;

•       the effects of the Chapter 11 proceedings on our liquidity and results of operations;

•       the instructions, orders and decisions of the Bankruptcy Court, the U.S. District Court for the Northern District of Texas, the U.S. Court of Appeals for the Fifth Circuit, the Federal Energy Regulatory Commission (the “FERC”) and other legal and administrative proceedings, settlements, investigations and claims;

•       our ability to operate pursuant to the terms of our debtor-in-possession financing agreement;

•       our ability to successfully reject unfavorable contracts;

•       the disposition of unliquidated claims against us;

•       our ability to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations;

•       our ability to attract and retain key employees;

•       possible decisions by our pre-petition creditors who may receive Mirant common stock upon our emergence from bankruptcy and therefore may have the right to select our board members and influence certain aspects of our business operations;

•       the possibility that certain of our subsidiaries may remain in bankruptcy after our emergence;

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

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Operating Revenues:
Generation	$780	$1,129	$1,474	$2,178
Integrated utilities and distribution	189	135	341	270
Total operating revenues	969	1,264	1,815	2,448
Cost of fuel, electricity and other products	512	768	963	1,501
Gross Margin	457	496	852	947
Operating Expenses:
Operations and maintenance	255	249	484	495
Depreciation and amortization	77	75	154	154
Impairment losses and restructuring charges	8	5	10	7
Loss (gain) on sales of assets, net	28	1	25	(15)
Total operating expenses	368	330	673	641
Operating Income	89	166	179	306
Other (Expense) Income, net:
Interest expense	(32)	(33)	(63)	(66)
Equity in income of affiliates	7	7	14	13
Interest income	7	2	12	5
Other, net	(6)	35	(6)	32
Total other (expense) income, net	(24)	11	(43)	(16)
Income From Continuing Operations
Before Reorganization Items, Income Taxes and Minority Interest	65	177	136	290
Reorganization items, net	33	73	94	130
Provision for Income Taxes	35	13	32	32
Minority Interest	7	7	13	12
(Loss) Income From Continuing Operations	(10)	84	(3)	116
Income (Loss) from Discontinued Operations, net of tax	—	(52)	4	(54)
Net (Loss) Income	$(10)	$32	$1	$62
(Loss) Earnings Per Share:
Basic and Diluted:
From continuing operations	$(0.02)	$0.21	$(0.01)	$0.28
From discontinued operations	—	(0.13)	0.01	(0.13)
Net (loss) income	$(0.02)	$0.08	$—	$0.15

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

		At June 30,	At December 31,
		2005	2004
		(Unaudited)
		(in millions)
	ASSETS
	Current Assets:
	Cash and cash equivalents	$1,495	$1,485
	Funds on deposit	494	493
	Receivables, net	677	771
	Price risk management assets	348	209
	Inventories	358	353
	Prepaid expenses	232	253
	Assets held for sale	124	222
	Other	136	133
	Total current assets	3,864	3,919
	Property, Plant and Equipment, net	6,112	6,170
	Noncurrent Assets:
	Intangible assets, net	271	276
	Investments	256	248
	Price risk management assets	146	112
	Funds on deposit	205	210
	Deferred income taxes	185	185
	Other	341	304
	Total noncurrent assets	1,404	1,335
	Total assets	$11,380	$11,424
	LIABILITIES AND STOCKHOLDERS’ DEFICIT
	Current Liabilities:
	Short-term debt	$10	$15
	Current portion of long-term liabilities	271	206
	Accounts payable and accrued liabilities	559	725
	Price risk management liabilities	395	286
	Accrued taxes and other	198	174
	Total current liabilities	1,433	1,406
	Noncurrent Liabilities:
	Long-term debt	1,023	1,169
	Price risk management liabilities	94	62
	Deferred income taxes	360	346
	Other	396	378
	Total noncurrent liabilities	1,873	1,955
	Liabilities Subject to Compromise	9,206	9,217
	Minority Interest in Subsidiary Companies	170	164
	Commitments and Contingencies
	Stockholders’ Equity (Deficit):
	Common stock, $.01 par value, per share	4	4
	Authorized—2,000,000,000 shares
Issued	—June 30, 2005:405,568,084 shares
	—December 31, 2004:405,568,084 shares
Treasury	—June 30, 2005: 100,000 shares
	—December 31, 2004: 100,000 shares
	Additional paid-in capital	4,918	4,918
	Accumulated deficit	(6,154)	(6,155)
	Accumulated other comprehensive loss	(68)	(83)
	Treasury stock, at cost	(2)	(2)
	Total stockholders’ deficit	(1,302)	(1,318)
	Total liabilities and stockholders’ deficit	$11,380	$11,424

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Loss	Stock
	(in millions)
Balance, December 31, 2004	$4	$4,918	$(6,155)	$(83)	$(2)
Net income	—	—	1	—	—
Other comprehensive income	—	—	—	15	—
Balance, June 30, 2005	$4	$4,918	$(6,154)	$(68)	$(2)

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(in millions)
Net Income	$1	$62
Other comprehensive income, net of tax
Reclassification of TIERS investment unrealized gains to earnings	—	(7)
Cumulative translation adjustment	15	10
Unrealized gain on TIERS investments	—	5
Other comprehensive income, net of tax	15	8
Total Comprehensive Income	$16	$70

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net income	$1	$62
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of transition power agreements and other obligations (non-cash revenue)	(12)	(236)
Depreciation and amortization	158	161
Impairment losses and restructuring charges	7	48
Loss (gain) on sales of assets and investments	25	(15)
Equity in income of affiliates, net of dividends	(5)	(2)
Non-cash charges for reorganization items	22	91
Minority interest	13	12
Price risk management activities, net	(70)	(66)
Deferred income taxes	16	5
Other, net	26	(10)
Changes in operating assets and liabilities:
Receivables, net	9	160
Other current assets	28	(163)
Other assets	(24)	(12)
Accounts payable and accrued liabilities	(116)	(303)
Taxes accrued	26	19
Other liabilities	6	(1)
Total adjustments	109	(312)
Net cash provided by (used in) operating activities	110	(250)
Cash Flows from Investing Activities:
Capital expenditures	(95)	(60)
Cash paid for acquisitions	—	(21)
Proceeds from the sale of assets and minority owned investments	72	3
Cash paid related to disposition	—	(12)
Other	(5)	1
Net cash used in investing activities	(28)	(89)
Cash Flows from Financing Activities:
Payments on short-term debt, net	(3)	(3)
Proceeds from issuance of long-term debt	33	132
Repayment of long-term debt	(103)	(101)
Payment of dividends to minority interests	(7)	(7)
Change in debt service reserve fund	7	4
Other	1	—
Net cash (used in) provided by financing activities	(72)	25
Net Increase (Decrease) in Cash and Cash Equivalents	10	(314)
Cash and Cash Equivalents, beginning of period	1,485	1,587
Cash and Cash Equivalents, end of period	$1,495	$1,273
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$60	$55
Cash paid for income taxes	$27	$25
Cash paid for reorganization items	$78	$57
Business Acquisitions:
Fair value of assets acquired	$—	$21
Less cash paid	—	21
Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

A. Description of Business

Overview

Mirant Corporation (formerly Southern Energy, Inc.) and its subsidiaries (collectively, “Mirant” or the “Company”) is an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company (“Southern”). The Company’s revenues are primarily generated through the production of electricity in the United States, the Philippines and the Caribbean. As of June 30, 2005, Mirant owned or leased approximately 18,000 megawatts (“MW”) of electric generating capacity.

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

The accompanying financial statements include the accounts of Mirant and its wholly-owned, and controlled majority-owned, subsidiaries, as well as variable interest entities in which Mirant has an interest and is the primary beneficiary, and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Jointly owned affiliates, which Mirant does not control, as well as interests in variable interest entities in which Mirant is not the primary beneficiary, are also accounted for using the equity method of accounting.

The Company has held a minority equity interest in a non-consolidated variable interest entity (“VIE”) since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and has total assets of approximately $108 million at June 30, 2005. The Company believes that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company’s carrying value of its investment in the VIE at June 30, 2005 of approximately $57 million.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. All amounts are presented in U.S. dollars unless otherwise noted. In addition, the Company’s income tax provision for the six months ended June 30, 2005 includes an $11 million benefit related to amendments to the Company’s U.S. Federal income tax returns for the years 1999 through 2001.

New Accounting Standards Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the statement are effective for financial statements issued for fiscal years beginning after June 15, 2005. The Company will use the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of, the date SFAS 123R is adopted will be based on the grant date fair value and attributes originally used to value those awards. The Company will adopt the provisions of SFAS 123R on the earlier of its emergence from bankruptcy or the effective date of SFAS 123R. The Company has a number of options granted prior to the Petition Date that are not fully vested. Under the Company’s proposed Plan of Reorganization (as amended, the “Plan”), these options will be cancelled. New options may be granted to employees under the proposed Plan. Due to the Company’s debtor-in-possession status and uncertainty related to the Plan and timing of the Company’s emergence from bankruptcy, the Company cannot currently predict the effect SFAS 123R will have on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date of FIN 47. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

B. Bankruptcy Related Disclosures

On January 19, 2005, Mirant Corporation and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) filed a proposed Plan and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth the proposed structure of the Company and its subsidiaries at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. Once the Disclosure Statement is complete, the Bankruptcy Court will hold a hearing to determine its adequacy. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will use the Disclosure Statement to solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

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

•       the estates of the Mirant Debtors (excluding Mirant Americas Generation, LLC (“Mirant Americas Generation”) and its debtor subsidiaries) (collectively, the “Consolidated Mirant Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in such Consolidated Mirant Debtors under the proposed Plan;

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

•       the holders of unsecured claims against the Consolidated Mirant Debtors will receive a pro rata share of 100% of the shares of New Mirant common stock, except for (1) certain shares to be issued to the holders of certain claims against Mirant Americas Generation Debtors, as described below and (2) the shares reserved for issuance pursuant to the New Mirant employee stock programs;

•       a single intermediate holding company, Mirant North America, LLC (“Mirant North America”), will be formed under Mirant Americas Generation and will directly or indirectly own 100% of the equity interests in the operating subsidiaries of Mirant Americas Generation, including Mirant Mid-Atlantic;

•       the unsecured claims against the Mirant Americas Generation Debtors will be paid in full through (1) the issuance to general unsecured creditors and holders of the Mirant Americas Generation revolving credit facilities and senior notes maturing in 2006 and 2008 of (a) new debt securities of Mirant North America or, at the option of the Mirant Debtors, cash proceeds from third-party financing transactions, in an amount equal to 90% of the full amount owed to such creditors (as determined by the Bankruptcy Court) and (b) common stock in New Mirant having a value equal to 10% of such amount owed; and (2) the reinstatement of Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       allowed convenience claims (unsecured claims up to $25,000 in amount) shall receive a single cash payment equal to the claim amount;

•       the intercompany claims between and among the Consolidated Mirant Debtors and the Mirant Americas Generation Debtors will be resolved as part of a global settlement under the proposed Plan whereby intercompany claims will not receive a distribution under the proposed Plan;

•       the prospective working capital requirements of Mirant Americas Generation and its subsidiaries are expected to be met with a new senior secured revolving credit facility of Mirant North America in the amount of $750 million to $1 billion. In addition, the consolidated business will have approximately $4.36 billion of debt (as compared to approximately $8.63 billion of debt at the commencement of the Chapter 11 cases) comprised of: (1) $1.14 billion of debt obligations associated with non-debtor international subsidiaries of Mirant; (2) $169 million of miscellaneous domestic indebtedness including, in particular, $109 million of West Georgia secured notes; (3) $1.7 billion of reinstated debt at Mirant Americas Generation; and (4) $1.35 billion of new debt incurred by Mirant North America in partial satisfaction of certain existing Mirant Americas Generation debt which amount does not include the Mirant Mid-Atlantic operating leases related to Morgantown Station and Dickerson Station;

•       to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant North America, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc. (“Mirant Americas”) from Mirant North America), Mirant Peaker, LLC (“Mirant Peaker”), Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Zeeland, LLC and commitments to make prospective capital contributions of $150 million to Mirant Americas Generation (for refinancing) and, under certain circumstances, up to $265 million  to Mirant North America (for sulfur dioxide (“SO2”) capital expenditures). Under the proposed Plan, Mirant Peaker and Mirant Potomac River will become subsidiaries of Mirant Mid-Atlantic;

•       the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, subject to market conditions, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

•       substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing, L.P. (“Mirant Americas Energy Marketing”) shall be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of Mirant North America); and

•       the outstanding common stock in Mirant Corporation will be cancelled and the holders thereof will receive any surplus value after creditors are paid in full, plus the right to receive a pro rata share of warrants issued by New Mirant if they vote to accept the proposed Plan.

The Mirant Americas Generation Creditor Committee together with Wells Fargo Bank, National Association and the Ad Hoc Committee of Bondholders of Mirant Americas Generation, have objected to the reinstatement of the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031 and filed a motion requesting an order determining that these long-term noteholders are impaired under the Plan and thus entitled to vote on the Plan. The Bankruptcy Court issued an opinion on May 24, 2005 denying their motion and finding that the treatment under the Plan of the long-term notes did not impair the holders thereof and, therefore, the holders of the Mirant Americas Generation long-term notes may not vote on the Plan. The Committees have sought leave from the United States District Court for the Northern District of Texas to appeal the Bankruptcy Court’s order, which is not a final order that is appealable as a matter of right.

At present, the proposed Plan has not been approved by any of the Committees established by the office of the United States Trustee in Mirant’s bankruptcy proceedings that represent the unsecured creditors of Mirant, the unsecured creditors of Mirant Americas Generation and the equity security holders of Mirant (the “Statutory Committees”). As such, the Mirant Debtors anticipate that negotiations will continue between the Mirant Debtors and each of the Statutory Committees. Negotiations with the Statutory Committees, whether or not successful, could lead to material changes to certain components of the proposed Plan.

Since April 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests have been party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005, as subsequently amended, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which can be used for purposes of confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, the Mirant Debtors do not expect that they and The Blackstone Group will complete the modifications ordered by the Bankruptcy Court before the end of September 2005.

At this time, it is not possible to accurately predict if, or when, the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if, and when, some or all of the Mirant Debtors may emerge from bankruptcy protection under Chapter 11.

Accounting for Reorganization

The accompanying unaudited condensed consolidated financial statements of Mirant have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Mirant’s unaudited condensed consolidated financial statements do not reflect adjustments that might be required if Mirant (or each of the Mirant Debtors) is unable to continue as a going concern.

Unaudited condensed combined financial statements of the Mirant Debtors and Non-Debtors are set forth below. Mirant Debtors include all entities that filed for protection from creditors in 2003. “Non-Debtors” include the Company’s businesses in the Caribbean and Philippines that are generally not affected by the bankruptcy proceedings, as well as certain non wholly-owned subsidiaries and Mirant’s Canadian subsidiaries which emerged in May 2004 from creditor protection under the Companies’ Creditors’ Arrangement Act in Canada.

Unaudited Condensed Combined Statement of Operations Data
For the Three Months Ended June 30, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$657	$314	$(2)	$969
Cost of fuel, electricity and other products	397	116	(1)	512
Operating expenses	265	104	(1)	368
Operating (loss) income	(5)	94	—	89
Other income (expense), net	14	(19)	(19)	(24)
Reorganization items, net	31	1	1	33
(Benefit) provision for income taxes	(12)	47	—	35
Minority interest	—	7	—	7
(Loss) income from continuing operations	(10)	20	(20)	(10)
Income from discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$(10)	$20	$(20)	$(10)

Unaudited Condensed Combined Statement of Operations Data
For the Six Months Ended June 30, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$1,232	$590	$(7)	$1,815
Cost of fuel, electricity and other products	771	198	(6)	963
Operating expenses	476	198	(1)	673
Operating (loss) income	(15)	194	—	179
Other income (expense), net	61	(35)	(69)	(43)
Reorganization items, net	93	(1)	2	94
(Benefit) provision for income taxes	(44)	76	—	32
Minority interest	—	13	—	13
(Loss) income from continuing operations	(3)	71	(71)	(3)
Income from discontinued operations, net of taxes	4	—	—	4
Net income (loss)	$1	$71	$(71)	$1

Unaudited Condensed Combined Balance Sheet Data
June 30, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current assets	$2,780	$1,317	$(233)	$3,864
Intercompany receivables	694	595	(1,289)	—
Property, plant and equipment, net	3,955	2,157	—	6,112
Intangible assets, net	258	13	—	271
Investments	2,187	240	(2,171)	256
Other	367	509	1	877
Total assets	$10,241	$4,831	$(3,692)	$11,380
Liabilities not subject to compromise:
Current liabilities	$934	$500	$(1)	$1,433
Intercompany payables	504	694	(1,198)	—
Other noncurrent liabilities	392	458	—	850
Long-term debt	185	838	—	1,023
Liabilities subject to compromise	9,528	—	(322)	9,206
Minority interest	—	170	—	170
Stockholders’ (deficit) equity	(1,302)	2,171	(2,171)	(1,302)
Total liabilities and stockholders’ deficit	$10,241	$4,831	$(3,692)	$11,380

Unaudited Condensed Combined Statement of Cash Flows Data
For the Six Months Ended June 30, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Net cash provided by (used in):
Operating activities	$(68)	$178	$—	$110
Investing activities	(62)	35	(1)	(28)
Financing activities	11	(83)	—	(72)
Net (decrease) increase in cash and cash equivalents	(119)	130	(1)	10
Cash and cash equivalents, beginning of period	953	532	—	1,485
Cash and cash equivalents, end of period	$834	$662	$(1)	$1,495
Cash paid for reorganization items	$76	$2	$—	$78

Liabilities Subject to Compromise

The amounts subject to compromise at June 30, 2005 and December 31, 2004, consisted of the following items (in millions):

	June 30, 2005	December 31, 2004
Items, absent the bankruptcy proceedings, that would have been considered current:
Accounts payable and accrued liabilities	$1,039	$1,028
Current portion of long-term debt	3,627	3,112
Price risk management liabilities	43	80
Items, absent the bankruptcy proceedings, that would have been considered noncurrent:
Long-term debt	3,475	3,974
Price risk management liabilities	459	460
Note payable to Mirant Trust I	356	356
Other noncurrent liabilities	207	207
Total	$9,206	$9,217

The price risk management liabilities reflect the fair values of power purchase agreements (“PPAs”) with the Potomac Electric Power Company (“PEPCO”). The PPAs are for a total capacity of 735 MW and expire over periods through 2021. See “PEPCO Litigation” later in this section for further discussion.

On June 28, 2005, the Bankruptcy Court approved a settlement agreement among Mirant, Mirant Americas Energy Marketing, Perryville Energy Partners, LLC (“Perryville”) and Perryville Energy Holdings, LLC that resolves the Perryville parties’ claims against the Mirant Debtors and Mirant Americas’ claim against Perryville. The settlement agreement had previously been approved by the bankruptcy court overseeing the bankruptcy proceedings of the Perryville parties. Under the settlement, Perryville received an allowed unsecured claim of $207 million against Mirant Americas Energy Marketing, an allowed unsecured guaranty claim against Mirant of $177 million, and an allowed claim against Mirant Americas of $99 million, with the maximum amount of its recovery on these claims being limited to the amount of the claim against Mirant Americas Energy Marketing.

Mirant Americas received an allowed claim against Perryville of $99 million. On June 30, 2005, Perryville sold its generating facility to a subsidiary of Entergy Corp. Pursuant to the terms of the settlement, this sale resulted in the offset of Mirant Americas’ claim in Perryville’s bankruptcy proceeding against the claims held by Perryville in the Mirant bankruptcy proceedings as of July 20, 2005, and, thus, Perryville’s claim against Mirant Americas was eliminated and its claims against Mirant Americas Energy Marketing and Mirant were reduced to $108 million. As of June 30, 2005, $108 million is included in liabilities subject to compromise in the unaudited condensed consolidated balance sheets.

Interest Expense

The Mirant Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $124 million and $248 million for the three and six months ended June 30, 2005, respectively, exclusive of any potential amounts attributable to compound interest, default interest and additional interest relating to Mirant Americas Generation’s failure to meet certain reporting requirements. Contractual interest on liabilities subject to compromise in excess of reported interest for the period from the Petition Date through June 30, 2005 is approximately $936 million, exclusive of any potential amounts attributable to compound interest, default interest in the amount of approximately $96 million and additional interest relating to Mirant Americas Generation’s failure to meet certain reporting requirements in the amount of approximately $23 million. This amount includes approximately $285 million of interest related to Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031, which would be reinstated under the proposed Plan, excluding additional interest relating to Mirant Americas Generation’s failure to meet certain reporting requirements in the amount of approximately $16 million.

Reorganization Items

Reorganization items, net represents expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings primarily related to estimated claims and losses on rejected and amended contracts and professional fees for accounting and legal services. For the three and six months ended June 30, 2005, the following represent the significant items within this category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Estimated claims	$(5)	$65	$25	$101
Professional fees and administrative expense	47	24	84	47
Interest income and other gains, net	(9)	(16)	(15)	(18)
Total	$33	$73	$94	$130

For the three and six months ended June 30, 2005, estimated claims include a $32 million gain related to the California settlement. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain power purchase agreements (“PPAs”). Under the terms of the Asset Purchase and Sale Agreement (the “APSA”) Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-

term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and 2005 respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices for power.

Back-to-Back Agreement Litigation:   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the FERC from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the First Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the First Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

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

On December 9, 2004, the district court held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The district court also noted that if the Fifth Circuit overturned the district court’s ruling with respect to severability, the Back-to-Back Agreement should be rejected only if Mirant can prove that the Back-to-Back Agreement burdens the bankrupt estates; that, after scrutiny and giving significant weight to the comments of the FERC relative to the effect of rejection on the public interest, the equities balance in favor of rejecting the Back-to-Back Agreement; and that rejection of the Back-to-Back Agreement would further the Chapter 11 goal of permitting the successful rehabilitation of the Mirant Debtors. The Mirant Debtors have appealed the district court’s December 9, 2004 decision to the Fifth Circuit and requested that the Fifth Circuit hear this appeal on an expedited basis. On March 8, 2005, the Fifth Circuit denied Mirant’s request to have the appeal expedited.

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Second Rejection Motion and would itself hear that motion.

Suspension of PEPCO Back-to-Back Payments:   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court stating that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

On December 14, 2004, PEPCO filed the following additional litigation: (1) a motion seeking relief from the automatic stay provision of Bankruptcy Code section 362(a) to permit PEPCO to terminate performance under the APSA (the “Lift Stay Motion”); (2) a motion to compel the Mirant Debtors to pay, as administrative expenses, payments that had been suspended under the Back-to-Back Agreement (the “Administrative Expense Motion”); and (3) an adversary proceeding seeking to compel the Mirant Debtors to make payments under the Back-to-Back Agreement (the “PEPCO Lawsuit”). On December 16, 2004, PEPCO filed a motion requesting the district court to withdraw the reference to the Bankruptcy Court with respect to the litigation filed by PEPCO on December 14, 2004, as well as the Injunctive Relief Motion (the “Second Withdrawal Motion”). On January 4, 2005, the district court denied the Second Withdrawal Motion in its entirety.

On January 19, 2005, the Bankruptcy Court entered an order embodying a ruling made orally by the court on January 14, 2005, in which it denied the Lift Stay Motion and the Administrative Expense Motion, but required the Mirant Debtors to pay amounts due under the Back-to-Back Agreement in January 2005 and thereafter until either (1) the Mirant Debtors filed a motion to reject the APSA, (2) the Fifth Circuit issued an order reversing the district court’s order of December 9, 2004 denying the motion to reject the Back-to-Back Agreement, or (3) the Mirant Debtors were successful in having the obligations under the Back-to-Back Agreement recharacterized as debt obligations. PEPCO filed an appeal of the Bankruptcy Court’s January 19, 2005 order. On January 21, 2005, the Mirant Debtors filed the Second Rejection Motion.

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005 and dismissed as moot PEPCO’s appeal of the January 19, 2005 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting that the district court reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On March 7, 2005, the district court modified the March 1, 2005 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14, 2005 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

On March 16, 2005 the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors’ appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17,

2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus and denied the Mirant Debtors’ request for a stay pending appeal. In its order, the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO by April 25, 2005 all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

Potential Adjustment Related to Panda Power Purchase Agreement:   At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by April 8, 2005 a binding court order had been entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda (the “Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. The Company believes that the June 10, 2003 decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

PEPCO Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the purchase price paid for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

C. Assets Held for Sale

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or are expected to be disposed of in the next year. The components in assets held for sale are discussed below.

Coyote Springs 2:   Loss from discontinued operations for the six months ended June 30, 2004 reflects the Company’s 50% undivided interest in the 241 MW combined cycle natural gas fired Coyote Springs 2 generating facility in Oregon (“Coyote Springs 2”). In October 2004, Mirant Oregon LLC (“Mirant Oregon”), a wholly-owned subsidiary of Mirant, entered into an agreement to sell its interest in Coyote Springs 2 to Avista Energy, subject to Bankruptcy Court and regulatory approvals. The Bankruptcy Court and regulatory approvals occurred in the fourth quarter of 2004. The Company completed the sale of Coyote Springs 2 for $63 million in January 2005 after conducting an auction in which Mirant Oregon solicited higher bids.

Wrightsville:   Income from discontinued operations for the six months ended June 30, 2005 includes the 548 MW Wrightsville generating facility in Arkansas (“Wrightsville”). In February 2005, certain indirect subsidiaries of the Company entered into an agreement to sell the Wrightsville generating facility to Arkansas Electric Cooperative Corporation, subject to Bankruptcy Court and regulatory approvals. The Bankruptcy Court approval occurred in the second quarter of 2005. Upon receipt of regulatory approvals, the Company expects to complete the sale of Wrightsville in late 2005.

A summary of the operating results for these discontinued operations for the three and six months ended June 30, 2005 and 2004 follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004
Operating revenues	$2	$—		$2	$—
Operating expenses, including other (expense) income, net	—	(52	)*	(1)	(54)
Income (loss) before reorganization items	2	(52)		1	(54)
Reorganization items (benefit), net	2	—		(3)	—
Net income (loss)	$—	$(52)		$4	$(54)

*                    For the three months ended June 30, 2004, an impairment charge of approximately $48 million was recorded related to Coyote Springs 2.

Current assets and liabilities held for sale include discontinued operations and the following assets that the Company expects to dispose of in the next year:

Wyandotte:   In May 2005, the Company entered into an agreement to sell most of the equipment for Wyandotte, LLC (“Wyandotte”), a 560 MW suspended construction project in Michigan. In the second quarter of 2005, the Company recognized a loss on sale of assets, net of $21 million. Also in the second quarter of 2005, the Company recognized an impairment loss of $7 million for the remaining assets associated with the project. Both the loss on sale of assets and the impairment loss are included in operating expenses for the three and six months ended June 30, 2005 in the unaudited condensed consolidated statements of operations. After receiving Bankruptcy Court approval in June 2005, the Company completed the sale and received net proceeds of $23 million in July 2005.

Mint Farm:   The Company expects to sell its interest in Mint Farm Generation LLC (“Mint Farm”), a 298 MW suspended construction project in Longview, Washington. In the second quarter of 2005, the Company recognized a loss on sale of assets, net of $7 million, which is included in operating expenses for the three and six months ended June 30, 2005 in the unaudited condensed consolidated statements of operations. Subject to Bankruptcy Court approval, the Company expects to complete the sale in late 2005 after conducting an auction soliciting higher bids.

The table below presents the components of the balance sheet accounts classified as current assets held for sale as of June 30, 2005 and December 31, 2004 (in millions):

	June 30, 2005	December 31, 2004
Current Assets:
Current assets	$—	$2
Property, plant and equipment, net	124	220
Total current assets held for sale	$124	$222

The following tables present the effects of the reclassifications in the previously presented unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2004 and balance sheet as of December 31, 2004 (in millions).

	Three Months Ended June 30, 2004
	As Previously Presented	Reclassifications	As Presented
Operating Expenses:
Operations and maintenance	$251	$(2)	$249
Depreciation and amortization	77	(2)	75
Impairment losses and restructuring charges	53	(48)	5
Total operating expenses	381	(52)	329
Loss from discontinued operations, net of taxes	$—	$(52)	$(52)

	Six Months Ended June 30, 2004
	As Previously Presented	Reclassifications	As Presented
Operating Expenses:
Operations and maintenance	$498	$(3)	$495
Depreciation and amortization	157	(3)	154
Impairment losses and restructuring charges	55	(48)	7
Total operating expenses	710	(54)	656
Loss from discontinued operations, net of taxes	$—	$(54)	$(54)

	As of December 31, 2004
	As Previously Presented	Reclassifications	As Presented
Assets:
Receivables, net	$768	$3	$771
Inventories	351	2	353
Assets held for sale	161	61	222
Property, plant and equipment, net	6,245	(75)	6,170
Other noncurrent assets	295	9	304
Liabilities:
Accrued taxes and other	180	(6)	174
Liabilities subject to compromise	$9,211	$6	$9,217

D. Price Risk Management Assets and Liabilities

The fair values of Mirant’s price risk management assets and liabilities, net of credit reserves, as of June 30, 2005 are included in the following table (in millions):

	Net Price Risk Management Assets/(Liabilities)
	Assets		Liabilities		Net Value at
	Current	Noncurrent	Current	Noncurrent	June 30, 2005
Electricity	$168	$108	$(304)	$(81)	$(109)
Natural Gas	80	17	(70)	(13)	14
Crude Oil	60	—	(19)	—	41
Coal	20	21	—	—	41
Other	20	—	(2)	—	18
Total	$348	$146	$(395)	$(94)	$5

Of the $5 million net value asset at June 30, 2005, a net price risk management liability of $50 million relates to the remainder of 2005, a $5 million net price risk management asset relates to 2006 and a $50 million net price risk management asset relates to periods thereafter.

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2005, was approximately 8 months. The net notional amount of the price risk management assets and liabilities at June 30, 2005, was a net short position of approximately 6 million equivalent megawatt-hours (“MWh”). This decrease from a short position of approximately 17 million equivalent MWh at December 31, 2004 was primarily due to the inclusion of certain coal contracts at June 30, 2005.

During the second quarter of 2005, the Company was required to fair value certain of its coal contracts that were historically accounted for on an accrual basis pursuant to the normal purchases or normal sales exclusion of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments, (“SFAS 133”). Due to amendments to the terms of the coal contracts or the Company’s inability to continue to assert expected physical receipt and consumption of coal volumes in the normal course of business, these coal contracts no longer qualified for the normal purchases or normal sales exclusion. In addition, another contract is reflected at fair value at June 30, 2005 because the Company determined that a change in accounting for the contract was required based on further review in the current period. The impacts related to this contract on the Company’s financials statements for prior periods are immaterial. The fair value of these coal contracts, net of reserves, at June 30, 2005 approximated $41 million with a corresponding unrealized gain recorded in cost of fuel, electricity and other products in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005.

A coal mine that serves as a source for coal under one of these contracts is having various production issues, including a possible force majeure event. These issues have been considered in the calculation of fair value of the contract at June 30, 2005. If these production issues continue, the fair value of the contract may need to be adusted downward.

The following table represents the net fair value of Mirant’s price risk management assets and liabilities by portfolio, net of credit reserves, as of June 30, 2005 (in millions):

Optimization	$10
Asset management	(39)
Legacy	34
Total	$5

E. Mirant Mid-Atlantic Operating Leases

In conjunction with the acquisition of certain assets from PEPCO, Mirant Mid-Atlantic has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years, respectively. Mirant Mid-Atlantic has an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facilities, as measured from the beginning of the original lease term through the end of the proposed renewal lease term. The Company is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $26 million and $51 million for the three and six months ended June 30, 2005, respectively, and $24 million and $48 million for the same periods in 2004. While there is variability in the scheduled payment amounts over the lease term, the Company recognizes rental expense for these leases on a straight-line basis. As of June 30, 2005 and December 31, 2004, Mirant Mid-Atlantic had paid approximately $295 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized. A further $12 million of scheduled rent due on June 30, 2005 was funded through a draw made by the lease trustee on letters of credit arranged by the Company. In addition to the regularly-scheduled rent payments, Mirant Mid-Atlantic paid an additional $6 million and $11 million as of June 30, 2005 and December 31, 2004, respectively, as required by the lease agreements.

As of June 30, 2005, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2.4 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. Mirant Mid-Atlantic leases the Morgantown and the Dickerson baseload units from third party owner lessors that purchased the baseload units from PEPCO. These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not direct obligations of Mirant Mid-Atlantic. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between Mirant Mid-Atlantic and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the lease facilities and its rights under the related lease and other financing documents.

The operative documents relating to the leveraged lease contain certain covenants that restrict Mirant Mid-Atlantic and its “designated subsidiaries”—which term includes Mirant Chalk Point, LLC (“Mirant Chalk Point”), Mirant Peaker and Mirant Potomac River—including the following:

Restricted payments.   Mirant Mid-Atlantic cannot make any of the following restricted payments:

•       distributions in respect of equity interests in Mirant Mid-Atlantic (in cash, property, securities or obligations other than additional equity interests of the same type);

•       payments or distributions on account of payments of interest, set apart money for a sinking or analogous fund for, or purchase or redeem any portion of, any equity interest in Mirant Mid-Atlantic or of any warrants, options or other rights to acquire any such equity interest (or make payments to any person such as phantom stock payments, where the amount of the payment is calculated with reference to its fair market or equity value); or

•       payments on or with respect to the purchase, redemption, defeasance or other acquisition or retirement for value of any subordinated indebtedness;

unless, at the time of the restricted payment, each of the following conditions is satisfied:

•       Mirant Mid-Atlantic’s fixed charge coverage ratio for the most recently ended period of four full fiscal quarters equals at least:

(1)          1.7 to 1.0; or

(2)          1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•       The projected fixed charge coverage ratio for Mirant Mid-Atlantic (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

(1)          1.7 to 1.0; or

(2)          1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•       Before and immediately after the making of the distribution, no significant lease default or event of default has occurred and is continuing.

In accordance with the terms of the leases, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations and Mirant Mid-Atlantic’s good faith projections of future revenue and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated.

Our ability to pay our obligations, and the ability of Mirant Americas Generation and, upon formation, Mirant North America to pay their obligations, may be adversely affected in the event that Mirant Mid-Atlantic is unable to make distributions to Mirant North America. See “Management Discussion and Analysis—Liquidity and Capital Resources” for a discussion of the impact of the restricted payments test in the Mirant Mid-Atlantic leveraged leases.

Additional indebtedness.   Neither Mirant Mid-Atlantic nor any of its subsidiaries (including any designated subsidiary) can incur or assume any indebtedness, except (1) Mirant Mid-Atlantic and any subsidiary (including any designated subsidiary) can incur:

•       any indebtedness, if, after incurring such indebtedness, no lease default or lease event of default has occurred and both S&P and Moody’s confirm the ratings of the pass through certificates prior to incurring the indebtedness. However, if either rating is below investment grade, the indebtedness cannot be incurred unless the fixed charge coverage ratio for the previous four quarters and the projected fixed charge coverage ratios for the following eight fiscal quarters are each at least 2.5 to 1.0;

•       any letters of credit, surety bonds or guarantees issued in the ordinary course of business;

•       any indebtedness secured by a pre-existing lien on any assets acquired by Mirant Mid-Atlantic or a designated subsidiary, so long as the indebtedness has recourse only to those assets;

•       any intercompany loans;

•       any indebtedness incurred to finance capital expenditures made to comply with law or to finance required improvements to either of the leased facilities covered by the leveraged lease; or

•       any indebtedness incurred by Mirant Mid-Atlantic and its subsidiaries (including any designated subsidiary) in an aggregate principal amount not to exceed $100 million (and with respect to any individual designated subsidiary, in an aggregate principal amount not to exceed $50 million).

and (2) Mirant Mid-Atlantic and any subsidiary other than a designated subsidiary can incur:

•       any indebtedness incurred to refinance indebtedness secured by a pre-existing lien on acquired assets;

•       any indebtedness guaranteed by a parent of Mirant Mid-Atlantic that has a credit rating of BBB/Baa2 or higher;

•       any working capital indebtedness;

•       any interest rate hedging transactions entered into in the ordinary course of business; or

•       any subordinated indebtedness.

Merger and consolidation.   Neither Mirant Mid-Atlantic nor any of its designated subsidiaries can consolidate or merge with or into any other entity or sell or otherwise transfer all or substantially all of its properties or assets to any person or entity except, among other conditions, that the resulting entity or transferee of assets is organized under the laws of the United States or any state, assumes the obligations of Mirant Mid-Atlantic or the designated subsidiary obligations and has a credit rating of BBB-/Baa3 after the merger or transfer.

Sale of assets.   Mirant Mid-Atlantic cannot sell any of its assets other than certain limited permitted asset sales including sales of assets that do not exceed, in the aggregate, fifteen percent (15%) of the consolidated book value of Mirant Mid-Atlantic and its designated subsidiaries.

Liens.   Mirant Mid-Atlantic cannot, and cannot permit any designated subsidiary to, create, incur, assume or otherwise suffer to exist any liens on its interest under a facility lease, other than certain limited permitted encumbrances.

Assignment and sublease.   Without the consent of other parties to the operative documents, Mirant Mid-Atlantic cannot assign or sublease its interest under a facility lease unless certain requirements are met including the requirement that the assignee or its guarantor has a credit rating of at least BBB/Baa2.

Under the terms of the lease, Mirant Mid-Atlantic is responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants. Mirant Mid-Atlantic’s lease obligations are not obligations of its parent, Mirant Americas Generation, or, its indirect parent, Mirant, or any of its other affiliates. However, Mirant has arranged a guarantee and letter of credit to provide for the rent payment reserve required in connection with this lease transaction in the event that Mirant Mid-Atlantic is unable to pay its lease payment obligations.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim filed by the Mirant Debtors, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, Mirant Mid-Atlantic would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for Mirant Mid-Atlantic to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, Mirant Mid-Atlantic may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or Mirant Mid-Atlantic cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in Mirant Mid-Atlantic’s Chapter 11 case. The impact of any of these events would be reflected in the Company’s consolidated financial statements if and when the events occur.

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

F. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. Some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and, therefore, has not made any material provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, Accounting for Contingencies, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Effect of Chapter 11 Proceedings

On July 14, 2003 and July 15, 2003 (the “Petition Date”), August 18, 2003, October 3, 2003 and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the Plan. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnitees of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Mirant Debtors intend to resolve as many of these claims as possible through the claims resolution process in the bankruptcy proceeding or the Plan.

California and Western Power Markets

FERC Refund Proceedings: On July 25, 2001, the FERC issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the California Independent System Operator (the “CAISO”) or the California Power Exchange (the “Cal PX”) from October 2, 2000 through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000 and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (the “DWR”) and other parties. Any such expansion of the Refund Period or the types of sales of electricity potentially subject to refund could significantly increase the refund exposure of Mirant Americas Energy Marketing in this proceeding. Although Mirant Americas Energy Marketing is the Mirant entity that engaged in transactions with the CAISO and the Cal PX, the orders issued by the FERC in the refund proceedings, and the filings made by other parties in those proceedings, generally refer to the Mirant entity involved as Mirant without being more specific. Mirant believes that the Mirant entity that would actually be liable to third parties for any refunds determined by the FERC to be owed, or that would be due any receivables found to be owed to Mirant, is Mirant Americas Energy Marketing. Agreements that were in effect at the time of the transactions at issue between Mirant

Americas Energy Marketing and the Mirant Americas Generation subsidiaries that own Mirant’s generating facilities in California would shift some of the economic burden of such refunds or the benefit of such receivables from Mirant Americas Energy Marketing to those Mirant Americas Generation subsidiaries.

In the July 25, 2001 order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001. In that proceeding, the California Attorney General, the California Public Utility Commission (the “CPUC”) and the California Electricity Oversight Board (the “EOB”) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC’s decision to the Ninth Circuit.

On September 9, 2004 the Ninth Circuit reversed the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. Mirant Americas Energy Marketing and other parties have filed a petition for rehearing with the Ninth Circuit.

On January 14, 2005, Mirant and certain of its subsidiaries entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with Pacific Gas and Electric Company (“PG&E”), Southern California Edison Company (“SCE”), San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. The California Settlement was approved by the FERC on April 13, 2005 and became effective April 15, 2005 upon its approval by the Bankruptcy Court. The California Settlement results in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001, and (3) in any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released Mirant and its subsidiaries from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998 through July 14, 2003. Also, the California Parties will assume the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside of the Refund Period and

(2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

FERC Show Cause Proceeding Relating to Trading Practices:   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation, that a FERC staff report issued on March 26, 2003 identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000 and June 20, 2001 that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services (the “Ancillary Amount”). The Trading Settlement Agreement, as amended, must be approved by the FERC and the Bankruptcy Court to become effective. On April 15, 2005 the California Settlement became effective, and, as a result, the California Parties withdrew their opposition to the Trading Settlement Agreement as amended and supported approval of the Trading Settlement Agreement as proposed by the Mirant entities that are parties to that agreement and the FERC Trial Staff without change or modification. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Mirant entities will now seek approval from the Bankruptcy Court.

Accounting Impact of California Settlement:   The Company had previously recorded receivables and related reserves associated with amounts due to Mirant Americas Energy Marketing from the CAISO and Cal PX related to the period from October 2000 to June 2001 and reserves related to disputed refunds under certain Reliability-Must-Run Agreements that were resolved by the California Settlement. Upon the California Settlement’s effectiveness on April 15, 2005, the Company recognized a non-cash gain of approximately $32 million in reorganization items, net in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005.

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

Mirant Americas Generation Bondholder Suit:   On June 10, 2003, certain holders of senior notes of Mirant Americas Generation maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees’ Retirement System, et al. v. Mirant Corporation, et al., that named as defendants Mirant, Mirant Americas, Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and Mirant Americas Generation’s managers. In addition, the plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation prior to the Petition Date. The plaintiffs seek damages in excess of $1 billion. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The Mirant Americas Generation Creditor Committee in 2003 filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court ruled that while the committee has standing to assert claims on behalf of the estate of Mirant Americas Generation, no such claims could be filed without the Bankruptcy Court’s approval and no motions seeking such approval could be filed at least through April 2004. On June 15, 2005, the Mirant Americas Generation Creditor Committee again filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present managers of the Company similar to those asserted in this suit. On June 30, 2005, the Bankruptcy Court issued an oral ruling that if the Mirant Debtors had not by July 8, 2005 entered into agreements with the individual defendants in this action tolling the running of any statute of limitations, then the Mirant Americas Generation Creditor Committee would be authorized to file claims against those defendants on behalf of the estate of Mirant Americas Generation. The Mirant Debtors did obtain tolling agreements from each of the individual defendants.

In December 2003, Lehman Commercial Paper Inc. (“Lehman”), as agent for various lenders under certain pre-petition credit agreements, filed a claim against Mirant Americas Generation in the bankruptcy proceedings. In December 2003, Wells Fargo Bank, N.A. (“Wells Fargo”) also filed claims in the bankruptcy proceedings as successor indenture trustee for bond indebtedness under a certain indenture against Mirant Americas Generation. In addition to their original claims, Lehman and Wells Fargo filed contingent, unliquidated supplemental claims against Mirant Americas Generation, Mirant and a number of other subsidiaries of Mirant (the “Supplemental Claims”) seeking recovery of principal, interest, fees, and costs under the Mirant Americas Generation loan documents and bond documents, respectively. In their Supplemental Claims, Lehman and Wells Fargo essentially seek to preserve whatever rights and remedies they may have, if any, based upon the claims previously sought to be asserted by the Mirant Americas Generation Creditor Committee or other claims identified through discovery.

On November 3, 2004, the Mirant Debtors objected to the Supplemental Claims against Mirant Americas Generation and the other Mirant entities on the grounds that: (1) Lehman and Wells Fargo lack standing to pursue the Supplemental Claims, which are derivative claims belonging to each respective Mirant Debtor’s estate; (2) there is no factual basis for any of the “potential” causes of action against Mirant Americas Generation and no basis whatsoever for the claims against any other Mirant entities; and (3) the Supplemental Claims are duplicative and contingent. In addition to the objection, the Mirant Debtors also filed a motion to dismiss the Supplemental Claims on the basis that the Supplemental Claims do not allege any independent harm to Lehman and Wells Fargo and assert nothing more than derivative claims belonging to the Mirant Debtors’ estates that cannot be asserted by Lehman and Wells Fargo. The Bankruptcy Court issued an order on April 12, 2005, ruling that (A) the Supplemental Claims will be withdrawn without prejudice, (B) the Bar Date is extended for the Supplemental Claims, to the extent that they are not property of the estates of or derivative of a Mirant Debtor (the “Withdrawn Claims”), through the date of confirmation of a plan in the Mirant Debtors’ Chapter 11 proceedings, (C) to the extent the Supplemental Claims are derivative, the rights of Lehman, Wells Fargo or any other party in interest to assert the Supplemental Claims or any issue relating thereto in connection with the confirmation of a plan of reorganization would be preserved and (D) the rights of Lehman, Wells Fargo and the Mirant Americas Generation Committee to seek leave to assert the Supplemental Claims would be preserved.

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

Mirant Americas Generation and the plaintiff have entered into a stipulation of settlement of the Wisniak suit and the claim filed against Mirant Americas Generation that was approved by the Bankruptcy Court on January 19, 2005. Under the terms of the stipulation of settlement, the plaintiff will seek certification of a class by the district court that will receive $2.25 million to be paid by insurers for Mirant Americas Generation and an allowed, unsecured claim for $2 million against Mirant subordinated to the claims of its other unsecured creditors. Members of the plaintiff class will have the opportunity to opt out of the settlement, and if class members who choose to opt out own in the aggregate more than 1% of the Mirant Americas Generation bonds that are the subject of the suit, then the Mirant defendants have the option to withdraw from the settlement. The stipulation of settlement must also be approved by the district court to become effective. On June 27, 2005 the district court entered an order granting preliminary approval to the settlement, certifying a settlement class, and scheduling a hearing for final approval of the settlement for September 6, 2005.

U.S. Government Inquiries

SEC Investigation:   In August 2002, Mirant received a notice from the Division of Enforcement of the Securities and Exchange Commission (“SEC”) that it was conducting an investigation of Mirant. The Division of Enforcement asked for information and documents relating to various topics such as accounting issues (including accounting issues announced by Mirant on July 30, 2002 and August 14, 2002), energy trading matters (including round trip trades), Mirant’s accounting for transactions involving special purpose entities, and information related to shareholder litigation. In late June 2003, the Division of Enforcement advised Mirant that its investigation of Mirant had become a formal investigation in February 2003. On May 11, 2005, the SEC staff notified Mirant that its investigation had been terminated and that no enforcement action had been recommended.

Department of Justice Inquiries:   In November 2002, Mirant received a subpoena from the Department of Justice (“DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. Mirant has continued to receive additional requests for information from the United States Attorney’s office, and it intends to continue to cooperate fully with the United States Attorney’s office in this investigation.

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

EcoElectrica Litigation

In March 2002, two subsidiaries of Edison International (collectively “EME”) filed suit alleging Mirant breached its agreement to purchase EME’s 50% interest in EcoElectrica Holdings Ltd., the owner of a 540 MW cogeneration facility in Puerto Rico. On April 29, 2003, EME amended its complaint to assert additional claims for fraudulent misrepresentation and concealment, conspiracy to defraud, and negligent misrepresentation. EME seeks compensatory damages in excess of $50 million, punitive and exemplary damages of an unspecified amount, interest and attorneys’ fees. EME has filed proofs of claim in the bankruptcy proceedings against Mirant and certain of its subsidiaries seeking damages based on the same allegations. On April 6, 2005, Mirant entered into a settlement with EME that will result in EME receiving an allowed, unsecured claim against Mirant for $7 million. That settlement was approved by the Bankruptcy Court on May 11, 2005.

At the same time Mirant and its subsidiaries entered into the contract with EME, they entered into a separate agreement with a subsidiary of Enron to purchase an additional 47.5% ownership interest in EcoElectrica. That purchase also was not completed, and the Enron subsidiary filed claims against Mirant in its Chapter 11 proceeding asserting damages for breach of the purchase agreement with Enron. Mirant has entered into a settlement agreement with Enron that will result in Enron receiving an allowed, unsecured claim against Mirant for $12.25 million. That settlement agreement was approved on June 23, 2005 by the United States Bankruptcy Court for the Southern District of New York, before which Enron’s bankruptcy proceedings are pending, and on July 13, 2005 by the Bankruptcy Court.

Environmental Matters

EPA Information Request:   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and Mirant Americas Generation’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to Mirant’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after Mirant acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation:   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at Mirant Potomac River’s plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

Mirant Potomac River Downwash Study:   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac

River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. To the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation. The financial and operational implications of any such remedial actions are not known at this time. Mirant Potomac River received the Virginia DEQ’s approval of the modeling protocol on June 20, 2005 and has 60 days from that date to complete the modeling analysis.

Mirant NY-Gen Pipeline Leak:   In the fall of 2003, Mirant NY-Gen, LLC (“Mirant NY-Gen”) discovered a leaking underground pipeline at the Hillburn generating facility in Ramapo, New York. The underground line was used for supplying kerosene fuel to the gas turbines located on site. After confirmatory testing revealed a potential leak, the line was removed from service and plans were undertaken to excavate and sample portions of the line to determine the extent of the line damage and the possible soil contamination. Upon initial discovery the leak was reported to the New York State Department of Environmental Conservation (“NYSDEC”) and the Rockland County Health Department. In the summer of 2004 soil contamination was discovered and a subsequent testing of portions of the line revealed a small hole. Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake remediation actions for additional on-site and off-site contamination. The current estimate of the cost of cleanup and subsequent monitoring is at least $3 million; however, due to the ongoing evaluation to determine the extent of the contamination, the exact cost of remediation is unknown at this time.

On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, to pay all costs relating to the cleanup (including all costs incurred by the NYSDEC) and to pay a civil penalty in the amount of $100,000. The outcome of this proceeding cannot now be determined.

Riverkeeper Suit Against Mirant Lovett:   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett, LLC (“Mirant Lovett”) in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violated Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. On April 20, 2005 the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

New York Tax Proceedings

Mirant Americas Generation’s subsidiaries that own generating plants in New York are or were (in the settled proceedings discussed below) the petitioners in 41 proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline, LLC (“Mirant Bowline”) has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen (collectively with Mirant Bowline and Mirant Lovett, the “New York Debtors”) has settled its tax certiorari proceedings with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the remaining Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003, for the Lovett generating facility in each of the years 2000 through 2003, and for the generating facilities owned by Mirant NY-Gen in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of each of the New York Debtors were that the assessed values of generating facilities located in New York made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed.

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

Utility Choice and Cirro Group Claims

On February 18, 2005, two providers of electricity at retail in Texas, Utility Choice, L.P. and Cirro Group, Inc., filed a suit in the United States District Court for the Southern District of Texas, entitled Utility Choice, L.P., et al. v. TXU Corp., et al., against numerous owners of generating facilities and power marketers in Texas, including Mirant Americas Energy Marketing, Mirant Americas Development, Inc., and two subsidiaries of Mirant Americas Generation owning generating facilities in Texas. The plaintiffs allege that the defendants, including the Mirant defendants, acting individually and in collusion with each other, engaged in various types of unlawful manipulation of the short-term and bilateral wholesale power markets in the Electric Reliability Council of Texas region beginning in 2001 and continuing to the period immediately prior to the filing of the suit that caused the plaintiffs to pay significantly higher prices for power they purchased and to incur other significant costs. The types of conduct that the plaintiffs allege were engaged in by the defendants, including the Mirant defendants, include submitting false schedules and bids, “hockey stick” bidding, withholding generation resources from the market and bidding generation resources at artificially high prices, in each case with the intent to create artificially high market prices. The complaint asserts various causes of action, including without limitation claims under the federal and Texas antitrust acts and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, as well as state law claims for fraud, negligent misrepresentation, and promissory estoppel. The plaintiffs seek lost profits and other compensatory damages of an unspecified amount, treble damages, exemplary damages and attorneys’ fees.

On March 21, 2005 the plaintiffs filed a motion with the district court seeking to dismiss without prejudice the Mirant defendants, noting that those Mirant defendants are the subject of pending bankruptcy proceedings. The district court granted that motion on March 21, 2005. On April 1, 2005, the plaintiffs filed a motion with the Bankruptcy Court seeking leave to file claims in the Chapter 11 cases against Mirant Americas Energy Marketing and other subsidiaries of Mirant based upon the same allegations made in the suit filed February 18, 2005 and seeking to assert claims in excess of $100 million. On June 29, 2005, Mirant Americas Energy Marketing entered into a settlement agreement with the plaintiffs under which the plaintiffs agreed to release all claims against the Mirant Debtors in return for allowed claims against Mirant Americas Energy Marketing totaling $20,000. The Bankruptcy Court approved the settlement on August 3, 2005.

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

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. On July 7, 2005, the Circuit Court for the City of Alexandria entered a consent order agreed to by the City of Alexandria and Mirant Potomac River in the suit described in the next paragraph that extends through October 17, 2005, the period within which Mirant Potomac River may file an application for the necessary special use permits.

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

Other Contingencies

On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response to finding the sinkhole, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level by 40 feet, and cleaned the diversion tunnel. The dam is currently stabilized, but is in need of additional repairs before lake levels can be restored to normal. Mirant NY-Gen currently expects to spend approximately $5.6 million in order to properly repair the dam and expects these repairs to be complete by the second quarter of 2006. Mirant NY-Gen currently expects to recover insurance proceeds of approximately $3.2 million with regard to these repair costs. As a result of the sinkhole, Mirant NY-Gen is required to perform a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the down stream consequences of a rain event resulting in a greater than the maximum capacity event. The Company will not know the results of the flood study until the fourth quarter of 2005. The costs of remedial work, if any, are unknown at this time, but could be significant.

Enron Bankruptcy Proceedings

Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. Mirant has filed formal claims in the Enron bankruptcy proceedings. The Company currently estimates it will recover approximately $22 million as part of Enron’s approved plan of reorganization. Upon ultimate receipt of these amounts, the Company expects to record a gain of approximately $24 million.

G. Earnings (Loss) Per Share

Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(Loss) income from continuing operations	$(10)	$84	$(3)	$116
Income (loss) from discontinued operations	—	(52)	4	(54)
Net (loss) income	$(10)	$32	$1	$62
Basic and Diluted:
Weighted average shares outstanding	405.5	405.5	405.5	405.5
(Loss) earnings per share from:
Continuing operations	$(0.02)	$0.21	$(0.01)	$0.28
Discontinued operations	—	(0.13)	0.01	(0.13)
Net (loss) income per share	$(0.02)	$0.08	$—	$0.15

The following potential common shares were excluded from the earnings per share calculations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Out-of-the-money options	15.2	17.6	15.4	19.1
Shares issuable upon conversion of convertible debt	58.6	58.6	58.6	58.6
Shares issuable upon conversion of convertible trust preferred securities	12.5	12.5	12.5	12.5
Total	86.3	88.7	86.5	90.2

As discussed in Note B, the Company plans to cancel the existing common stock as part of its proposed Plan.

Stock-Based Compensation

Mirant accounts for its stock-based employee compensation plans under the intrinsic-value method of accounting for recognition, but discloses pro forma fair value information. Under this method, compensation expense for employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income or loss if the fair value-based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(10)	$32	$1	$62
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	—	(2)	(2)	(6)
Pro forma net (loss) income	$(10)	$30	$(1)	$56
(Loss) income per share:
Basic as reported	$(0.02)	$0.08	$—	$0.15
Basic pro forma	$(0.02)	$0.07	$—	$0.14
Diluted as reported	$(0.02)	$0.08	$—	$0.15
Diluted as pro forma	$(0.02)	$0.07	$—	$0.14

As discussed in Note A, the Company will change its accounting for stock-based employee compensation upon its adoption of SFAS 123R.

H. Segment Reporting

The Company has two reportable segments: North America and International. The North America segment consists of the Company’s power generation and energy trading and marketing operations in the United States. The International segment includes power generation in the Philippines, Curacao and Trinidad and Tobago, and integrated utility operations in the Bahamas and Jamaica. The Company’s reportable segments are strategic businesses that are geographically separated and managed independently.

Financial Data by Segment
(in millions)

Three Months Ended June 30, 2005:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$656	$124	$—	$780
Integrated utilities and distribution	—	189	—	189
Total operating revenues	656	313	—	969
Cost of fuel, electricity and other products	396	116	—	512
Gross Margin	260	197	—	457
Operating Expenses:
Operations and maintenance	187	72	(4)	255
Depreciation and amortization	41	31	5	77
Impairment losses and restructuring charges	8	—	—	8
Loss on sales of assets, net	28	—	—	28
Total operating expenses	264	103	1	368
Operating (Loss) Income	$(4)	$94	$(1)	89
Other expense, net				(24)
Income from Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				65
Reorganization items, net				33
Provision for income taxes				35
Minority interest				7
Loss from Continuing Operations				$(10)
Total assets at June 30, 2005	$9,308	$4,753	$(2,681)	$11,380

Six Months Ended June 30, 2005:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,230	$244	$—	$1,474
Integrated utilities and distribution	—	341	—	341
Total operating revenues	1,230	585	—	1,815
Cost of fuel, electricity and other products	767	196	—	963
Gross Margin	463	389	—	852
Operating Expenses:
Operations and maintenance	360	136	(12)	484
Depreciation and amortization	83	62	9	154
Impairment losses and restructuring charges	10	—	—	10
Loss (gain) on sales of assets, net	27	(2)	—	25
Total operating expenses	480	196	(3)	673
Operating (Loss) Income	$(17)	$193	$3	179
Other expense, net				(43)
Income from Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				136
Reorganization items, net				94
Provision for income taxes				32
Minority interest				13
Loss from Continuing Operations				$(3)
Total assets at June 30, 2005	$9,308	$4,753	$(2,681)	$11,380

Three Months Ended June 30, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,006	$123	$—	$1,129
Integrated utilities and distribution	—	135	—	135
Total operating revenues	1,006	258	—	1,264
Cost of fuel, electricity and other products	697	71	—	768
Gross Margin	309	187	—	496
Operating Expenses:
Operations and maintenance	193	71	(15)	249
Depreciation and amortization	40	30	5	75
Impairment losses and restructuring charges	2	1	2	5
Loss on sales of assets, net	1	—	—	1
Total operating expenses	236	102	(8)	330
Operating Income	$73	$85	$8	166
Other income, net				11
Income From Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				177
Reorganization items, net				73
Provision for income taxes				13
Minority interest				7
Income from Continuing Operations				$84
Total assets at December 31, 2004	$9,354	$4,730	$(2,660)	$11,424

Six Months Ended June 30, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,939	$239	$—	$2,178
Integrated utilities and distribution	—	270	—	270
Total operating revenues	1,939	509	—	2,448
Cost of fuel, electricity and other products	1,364	137	—	1,501
Gross Margin	575	372	—	947
Operating Expenses:
Operations and maintenance	383	141	(29)	495
Depreciation and amortization	83	61	10	154
Impairment losses and restructuring charges	3	1	3	7
Gain on sales of assets, net	(15)	—	—	(15)
Total operating expenses	454	203	(16)	641
Operating Income	$121	$169	$16	306
Other expense, net				(16)
Income From Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				290
Reorganization items, net				130
Provision for income taxes				32
Minority interest				12
Income from Continuing Operations				$116
Total assets at December 31, 2004	$9,354	$4,730	$(2,660)	$11,424

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

On January 19, 2005, we filed our initial proposed plan of reorganization with the Bankruptcy Court, which we amended on March 25, 2005. We spent significant time and effort in our second quarter participating in proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005 from the Bankruptcy Court, as subsequently amended, we are now working with the Examiner appointed by the Office of The United States Trustee and The Blackstone Group to reflect modifications to our business plan and the valuation report prepared by The Blackstone Group based on the Bankruptcy Court’s instructions. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors that can be used for purposes for confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, we do not expect to complete these modifications ordered by the Bankruptcy Court before the end of September 2005. At this time, we are unable to predict the timing of our emergence from bankruptcy protection.

The key financial performance factors that have influenced our results are continued narrow conversion spreads, the expiration of the transition power agreements (“TPAs”), and changes in our accounting for certain coal contracts that have given rise to the recognition of the fair value of certain coal contracts historically accounted for on an accrual basis of accounting.

Our cash flow from operations improved in the six months ended June 30, 2005 compared to the same period in 2004. Our cash flow provided by operations is $110 million in the six months ended June 30, 2005 compared to cash used in operations of $250 million for the same period in 2004. The primary reason for improved cash flow from operations is the expiration of the TPAs in June 2004 and January 2005. Cash flow from operations also reflects a decrease in working capital used in the six months ended June 30, 2005 compared to the same period in 2004.

Our gross margin is $39 million lower for the three months ended June 30, 2005 compared to the same period in 2004. The absence of TPA amortization decreased our gross margin by $119 million, which is partially offset by TPA settlement losses in 2004 of $67 million. Excluding the impact of the TPAs, our gross margin is $13 million higher in 2005 compared to the same period in 2004; however, this increase includes $49 million of unrealized gains, primarily related to coal contracts recorded at fair value in the second quarter. Our $36 million decline in realized gross margin stems from lower generation volumes and narrower conversion spreads in our North American operations. This decrease in North America is partially offset by a $10 million increase in gross margin for our International operations, largely due to rate increases for our Jamaica operations and Philippine energy supply business.

Our gross margin is $95 million lower for the six months ended June 30, 2005 compared to the same period in 2004 and is due to many of the same factors cited above. The absence of TPA amortization decreased our gross margin by $224 million, which is partially offset by TPA settlement losses in 2004 of $201 million. Excluding the impact from the TPAs, our gross margin is $72 million lower in 2005 compared to the same period in 2004. This decline in gross margin primarily relates to a $76 million decline in realized gross margin resulting from lower generation volumes and narrower conversion spreads in our North American operations offset by a $4 million increase in unrealized gross margin. This decrease in North America is partially offset by a $17 million increase in gross margin for our International operations, largely due to rate increases for our Jamaica operations and Philippine energy supply business.

Financial Performance

We reported operating income of $89 million and $179 million for the three and six months ended June 30, 2005, respectively, compared to operating income of $166 million and $306 million for the same periods in 2004. The $77 million and $127 million decreases in operating income, respectively, are detailed as follows (in millions):

	Favorable/(Unfavorable)
	Three Months Ended June 30,	Six Months Ended June 30,
Gross margin(1)	$(39)	$(95)
Operations and maintenance(2)	(6)	11
Depreciation and amortization	(2)	—
Other impairment losses and restructuring charges	(3)	(3)
Loss on sales of assets, net(3)	(27)	(40)
Change in operating income	$(77)	$(127)

(1)          For the three and six months ended June 30, 2005 and 2004, our gross margin included the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Realized gross margin	$376	$345	$31	$773	$648	$125
TPA amortization	—	119	(119)	9	233	(224)
Unrealized gross margin:
Unrealized (losses) gains on PPAs	(10)	68	(78)	38	147	(109)
Net unrealized gains (losses) on asset management, optimization and legacy portfolios	91	(36)	127	32	(81)	113
Net unrealized gross margin	81	32	49	70	66	4
Total gross margin	$457	$496	$(39)	$852	$947	$(95)

(2)          For the three months ended June 30, 2005, operations and maintenance expense increased by $6 million primarily due to a $7 million valuation allowance in our Philippine operations and due to higher environmental remediation and maintenance costs in our North America operations. These increases were partly offset by reduced corporate overhead and business unit costs, including decreased insurance expense and consulting fees. For the six months ended June 30, 2005, operations and maintenance expense decreased by $11 million primarily due to reduced corporate overhead and business unit costs, including decreased insurance expense and consulting fees partly offset by the valuation allowance, higher environmental remediation and maintenance costs cited above.

(3)          Included in loss on sale of assets, net for the three and six months ended June 30, 2005 is a $28 million loss related to the suspended construction projects that we sold or expect to sell in 2005. For the six months ended June 30, 2004, we had a gain on sale of assets, net of $15 million primarily related to the sale of our remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts.

Results of Operations

The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

North America

Our North America segment consists primarily of power generation (approximately 14,000 MW of generating capacity) and energy trading and marketing activities managed as a combined business.

The following table summarizes the operations of our North America segment for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Gross margin	$260	$309	$(49)	$463	$575	$(112)
Operating expenses:
Operations and maintenance	187	193	(6)	360	383	(23)
Depreciation and amortization	41	40	1	83	83	—
Impairment losses and restructuring charges	8	2	6	10	3	7
Loss (gain) on sales of assets, net	28	1	27	27	(15)	42
Total operating expenses	264	236	28	480	454	26
Operating (loss) income	$(4)	$73	$(77)	$(17)	$121	$(138)

The following table summarizes gross margin by region for our North America segment for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mirant Americas Generation:
Mid-Atlantic	$154	$68	$86	$219	$188	$31
Northeast	52	50	2	121	101	20
West and other	31	51	(20)	62	85	(23)
Total Mirant Americas Generation	237	169	68	402	374	28
Other North America generation	40	42	(2)	74	76	(2)
TPA amortization	—	119	(119)	9	233	(224)
Other, including TPAs and PPAs	(17)	(21)	4	(22)	(108)	86
Total	$260	$309	$(49)	$463	$575	$(112)

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for our North America segment for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mirant Americas Generation:
Mid-Atlantic	34%	41%	(7)%	38%	45%	(7)%
Northeast	23%	26%	(3)%	31%	37%	(6)%
West	10%	21%	(11)%	10%	19%	(9)%
Other North America generation	13%	14%	(1)%	12%	13%	(1)%
Total North America	21%	26%	(5)%	23%	29%	(6)%

The following table summarizes power generation volumes by region for our North America segment for the three and six months ended June 30, 2005 and 2004 (in gigawatt hours):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mirant Americas Generation:
Mid-Atlantic	3,173	3,761	(588)	7,089	8,446	(1,357)
Northeast	1,523	1,770	(247)	4,131	5,027	(896)
West	610	1,339	(729)	1,261	2,388	(1,127)
Other North America generation	1,161	1,252	(91)	2,147	2,385	(238)
Total North America	6,467	8,122	(1,655)	14,628	18,246	(3,618)

Three Months ended June 30, 2005 versus 2004

Gross Margin.   Our gross margin decreased by $49 million for the three months ended June 30, 2005 compared to the same period for 2004.

•       Mid-Atlantic operations gross margin increased $86 million primarily due to the following:

•        A decrease of $17 million in realized gross margin primarily due to narrower conversion spreads and 16% lower generation volumes. Increased generation capacity in the PJM market and higher coal, oil and emissions allowance costs resulted in narrower conversion spreads. In addition, milder weather also contributed to lower generation volumes. Significant components of the $17 million decrease are as follows:

•       A decrease of $7 million due to lower generation volumes.

•       An increase of $43 million related to higher spot market prices for electricity.

•       A decrease of $33 million related to settlement of electricity contracts used to economically hedge our generation output.

•       A decrease of $5 million resulting from increased emissions prices, primarily due to higher prices for NOx emissions allowances.

•       A decrease of $15 million related to higher unit prices for fuel.

•       A decrease of $7 million due to lower prices for capacity.

•       An increase of $5 million due to higher prices for ancillary services.

•       An increase of $6 million due to the 2005 sale of a power option for 2006.

•       A decrease of $4 million due to realized hedging of gas and oil.

•        An increase of $103 million related to unrealized gains from derivative instruments of $65 million in 2005 compared to unrealized losses of $38 million in 2004. The $68 million gain in 2005 is net of a $6 million loss due to the sale of a power option for 2006. The 2005 gains are primarily due to the recognition of the fair value of certain coal contracts in the second quarter of 2005, as well as the settlement of unfavorable power hedges in the same period. The 2004 losses primarily relate to power contracts for future periods which economically hedged a portion of the energy price risk faced by the Mid-Atlantic operations.

•       Northeast operations increased by $2 million primarily due to the following:

•        An increase of $4 million in realized gross margin primarily due to 14% lower generation volumes being more than offset by higher power prices and other factors. Significant components of the $4 million increase are as follows:

•       A decrease of $3 million due to lower generation volumes.

•       An increase of $30 million related to higher spot market prices for electricity.

•       A decrease of $7 million related to the settlement of electricity contracts used to economically hedge our generation output.

•       A decrease of $24 million related to higher unit prices for fuel.

•       An increase of $5 million due to settlements on contracts to economically hedge our fuel costs.

•       An increase of $3 million related to capacity income earned under a new reliability-must-run (“RMR”) contract for our Kendall facility.

•       A decrease of $4 million due to lower capacity prices.

•       An increase of $2 million related to the sales of surplus emission allowances.

•        A decrease of $2 million related to net unrealized gains on derivative instruments used to economically hedge our generation.

•       West operations gross margin decreased $20 million primarily due to the fact that one of our generation facilities is no longer running under an RMR contract beginning in 2005, combined with reduced capacity income from another facility resulting from an extended planned outage. Most of our generating units were under RMR contracts in both periods. Under these contracts, revenues are based on a fixed rate of return and the units’ operating costs. Significant components of the $20 million decrease are as follows:

•        A decrease of $6 million due to the expiration of an RMR contract for one of our California generation facilities partially offset by capacity income received under a new tolling agreement.

•        A decrease of $8 million in capacity income due to the planned extended outage of one of our facilities.

•        A decrease of $7 million as a result of lower gains on power hedging and merchant generation activity.

•       Non-cash revenue related to the amortization of the TPAs decreased by $119 million due to the expiration of one TPA in June 2004 and the remaining TPA in January 2005.

•       Other gross margin increased by $4 million primarily due to the following:

•        An increase of $67 million in realized margin due to the expiration of the TPAs.

•        A decrease of $78 million in unrealized gains and losses relating to the PPAs with PEPCO. Unrealized losses were $10 million in 2005 compared to unrealized gains of $68 million in 2004 primarily due to decreases in forward electricity prices and the passage of time decreases the MWh remaining to be purchased under the PPAs; and

•        An increase of $15 million primarily related to lower realized losses relating to the PPAs with PEPCO and gross margin related to electricity contracts used to economically hedge the PPAs.

Operating Expenses.   Our operating expenses increased by $28 million for the three months ended June 30, 2005 compared to the same period in 2004. The following factors were responsible for the changes in operating expenses:

•       A decrease of $6 million in operations and maintenance expense which reflects a decrease of $17 million in corporate costs allocated to the North America segment in 2005. Corporate expenses allocated were $31 million in 2005 compared to $48 million in 2004. This decrease is partially offset by an $11 million increase in other operating expenses, including $6 million related to environmental remediation and maintenance costs.

•       An increase of $6 million in impairment losses and restructuring charges primarily due to an impairment charge of $7 million in 2005 relating to suspended construction project costs for Wyandotte that are not included in the expected sale of those assets.

•       An increase of $27 million in loss on sale of assets, net primarily due to a $21 million loss on the sale of Wyandotte and a $7 million loss on the sale of Mint Farm, a suspended construction project that we expect to sell in late 2005. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Six Months ended June 30, 2005 versus 2004

Gross Margin.   Our gross margin decreased by $112 million for the six months ended June 30, 2005 compared to the same period for 2004.

•       Mid-Atlantic operations gross margin increased $31 million primarily due to the following:

•         A decrease of $48 million in realized gross margin primarily due to narrower conversion spreads and 16% lower generation volumes. Increased generation capacity in the PJM market and higher coal, oil and emissions allowance costs resulted in narrower conversion spreads. In addition, milder weather also contributed to lower generation volumes. Significant components of the $48 million decrease are as follows:

•        A decrease of $28 million due to lower generation volumes.

•        An increase of $62 million related to higher spot market prices for electricity.

•        A decrease of $66 million related to settlement of electricity contracts used to economically hedge our generation output.

•        A decrease of $13 million resulting from increased emissions prices for SO2 and NOx emissions allowances.

•        A decrease of $25 million related to higher unit prices for fuel.

•        An increase of $9 million due to higher prices for ancillary services.

•        An increase of $12 million due to a net settlement with a coal supplier related to rail car transportation schedule issues that resulted in lower fuel expense.

•        An increase of $6 million due to the 2005 sale of a power option for 2006.

•        A decrease of $6 million related to the settlement of fuel contracts used to economically hedge some of our fuel purchase requirements.

•         An increase of $79 million related to higher unrealized gains from derivative instruments of $9 million in 2005 compared to unrealized losses of $70 million in 2004. The $9 million gain in 2005 is net of a $6 million loss due to the sale of a power option for 2006. The 2005 gains are primarily due to the recognition of the fair value of certain coal contracts in the second quarter of 2005 and the settlement of unfavorable power hedges in the same period, offset by increases in forward electricity prices in both periods. Since we have fixed price coal contracts we primarily use derivative instruments to economically hedge power prices. The 2004 losses primarily relate to power contracts for future periods which economically hedged a portion of the energy price risk faced by the Mid-Atlantic operations.

•       Northeast operations gross margin increased $20 million despite a decrease in generation volumes primarily due to the following:

•         An increase of $8 million in realized gross margin primarily due to narrower conversion spreads and 18% lower generation volumes being more than offset by gains on contracts that we used to economically hedge our generation output and fuel costs. Significant components of the $8 million increase are as follows:

•        A decrease of $20 million due to lower generation volumes.

•        An increase of $40 million related to higher spot market prices for electricity.

•        An increase of $22 million related to settlement of electricity contracts used to economically hedge our generation output.

•        A decrease of $43 million related to higher unit prices for fuel.

•        An increase of $15 million due to settlements on contracts to economically hedge our fuel costs.

•        An increase of $5 million related to capacity income earned under a new RMR contract for our Kendall facility.

•        A decrease of $3 million due to lower capacity prices.

•        A decrease of $9 million due to lower net gains on gas sales in 2005 compared to 2004.

•        An increase of $3 million due to the sale of surplus emissions allowances.

•         An increase of $12 million related to net unrealized gains on derivative instruments.

•       West operations gross margin decreased $23 million primarily due to one of our generation facilities no longer running under an RMR contract beginning in 2005, as well as reduced capacity income at another facility that experienced an extended planned outage. Most of our generating units were under RMR contracts in both periods. Under these contracts, revenues are based on a fixed rate of return and the units’ operating costs. Significant components of the $23 million decrease are as follows:

•         A decrease of $14 million due to the expiration of an RMR contract for one of our California generation facilities partially offset by a new tolling agreement.

•         A decrease of $13 million due to reduced capacity income at one of our facilities as a result of an extended planned outage.

•       Non-cash revenue related to the amortization of the TPAs decreased by $224 million due to the expiration of one TPA in June 2004 and the remaining TPA in January 2005.

•       Other gross margin increased by $86 million primarily due to the following:

•         An increase of $201 million primarily relates to lower realized losses due to the expiration of the TPAs. Realized losses in 2005 were $8 million compared to $209 million in 2004;

•         A decrease of $109 million in unrealized gains relating to the PPAs with PEPCO. PPA unrealized gains were $38 million in 2005 compared to $147 million in 2004 primarily because the passage of time decreases the MWh remaining to be purchased under the PPA; and

•         A decrease of $6 million primarily due to the realized losses relating to the PPAs with PEPCO and realized and unrealized gains and losses on electricity contracts used to economically hedge the PPAs.

Operating Expenses.   Our operating expenses increased by $26 million for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to:

•       A decrease of $23 million in operations and maintenance expense resulting from a decrease of $27 million in corporate costs allocated to the North America segment in 2005. Corporate expenses allocated were $69 million in 2005 compared to $96 million in 2004. This decrease is partially offset by increases in other operating expenses, including $6 million related to environmental remediation and maintenance costs.

•       An increase of $7 million in impairment losses and restructuring charges due to an impairment charge of $7 million in 2005 relating to suspended construction project costs for Wyandotte that are not included in the expected sale of those assets.

•       An increase of $42 million in loss on sale of assets, net primarily due to a $21 million loss on the sale of Wyandotte and a $7 million loss on the sale of Mint Farm, a suspended construction project that we expect to sell in late 2005. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion. The gain on sale of assets, net of $15 million in 2004 resulted from the sale of our remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts.

International

Our International segment consists of power generating operations in the Philippines, Curacao and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. The following table summarizes the operations of our International businesses for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Operating revenues:
Generation	$124	$123	$1	$244	$239	$5
Integrated utilities and distribution	189	135	54	341	270	71
Total operating revenues	313	258	55	585	509	76
Cost of fuel, electricity and other products	116	71	45	196	137	59
Gross margin	197	187	10	389	372	17
Operating expenses:
Operations and maintenance	72	71	1	136	141	(5)
Depreciation and amortization	31	30	1	62	61	1
Impairment losses and restructuring charges	—	1	(1)	—	1	(1)
Loss (gain) on sales of assets, net	—	—	—	(2)	—	(2)
Total operating expenses	103	102	1	196	203	(7)
Operating income	$94	$85	$9	$193	$169	$24

The following table summarizes gross margin by operations for our International segment for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Philippines	$120	$117	$3	$236	$233	$3
Caribbean	77	70	7	153	139	14
Total International	$197	$187	$10	$389	$372	$17

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by operations for our International segment for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Philippines	49%	43%	6%	41%	40%	1%
Caribbean	52%	51%	1%	50%	50%	—%

The following table summarizes power generation volumes by operations for our International segment for the three and six months ended June 30, 2005 and 2004 (in gigawatt hours):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Philippines	2,093	1,741	352	3,498	3,320	178
Caribbean	2,120	2,102	18	4,114	4,119	(5)

Three Months ended June 30, 2005 versus 2004

Gross Margin.   Our gross margin increased by $10 million for the three months ended June 30, 2005 compared to the same period for 2004. The increase is primarily due to the following:

•       An increase of $3 million in the Philippine operations gross margin primarily due to rate increases for our energy supply business.

•       An increase of $7 million in the Caribbean operations gross margin primarily due to regulatory approved rate increases in non-fuel tariffs at our Jamaica integrated utility in June 2004, partially offset by higher system losses and fuel costs that are not passed on to customers.

Operating Expenses.   Our operating expenses increased by $1 million for the three months ended June 30, 2005 compared to the same period in 2004 primarily due to a decrease of $5 million in corporate costs allocated to the International segment in the 2005 period. Corporate expenses allocated were $6 million in 2005 compared to $11 million in 2004. This decrease is partially offset by a valuation allowance of $7 million on the conditional payment in June 2005 to the Philippine local government unit relating to the Pagbilao power plant and a decrease in our Caribbean operations of $3 million due to a reclassification of pension surplus from other expense, net in our unaudited condensed consolidated statements of operations.

Six Months ended June 30, 2005 versus 2004

Gross Margin.   Our gross margin increased by $17 million for the six months ended June 30, 2005 compared to the same period for 2004. The increase is primarily due to the following:

•       An increase of $3 million in the Philippine operations gross margin primarily due to rate increases and higher energy volumes delivered for our energy supply business.

•       An increase of $14 million in the Caribbean operations gross margin primarily due to regulatory approved rate increases in non-fuel tariffs at our Jamaica integrated utility in June 2004, partially offset by higher system losses and fuel costs that are not passed on to customers.

Operating Expenses.   Our operating expenses decreased by $7 million for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to the following:

•       A decrease of $5 million in operation and maintenance expenses, which reflects a decrease of $8 million in corporate costs allocated to the International segment in the 2005 period. Corporate expenses allocated were $14 million in 2005 compared to $22 million in 2004. This decrease is partially offset by a valuation allowance of $7 million on the conditional payment in June 2005 to the Philippine local government unit relating to the Pagbilao power plant and a decrease in our Caribbean operations of $3 million due to a reclassification of pension surplus from other expense, net in our unaudited condensed consolidated statements of operations.

•       Gain on sale of assets of $2 million in 2005 primarily relates to assets sold to a subsidiary of Mirant Global Corporation (“MGC”), a joint venture in the Philippines with First Metro Investment Corporation Group.

Corporate

The following table summarizes our corporate expenses for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ Decrease)	2005	2004	Increase/ (Decrease)
Operating (credits) expenses:
Operations and maintenance	$(4)	$(15)	$11	$(12)	$(29)	$17
Depreciation and amortization	5	5	—	9	10	(1)
Other impairment losses and restructuring charges	—	2	(2)	—	3	(3)
Total operating expenses (credits)	$1	$(8)	$9	$(3)	$(16)	$13

The corporate operating expenses for the three months ended June 30, 2005 represent the amount of costs incurred in excess of billings to operating segments during this period. The corporate operating credits for the six months ended June 30, 2005 and three and six months ended June 30, 2004 represent the amount of billings to operating segments in excess of costs incurred during this period. Before allocations to operating segments, our corporate expenses in total are $14 million and $23 million lower through the three and six months ended June 30, 2005, respectively, compared to the same period in 2004. These decreases are primarily due to cost cutting efforts and reflect lower insurance expense and consulting fees.

Other Significant Consolidated Statements of Operations Movements

The following table summarizes our consolidated other income and expenses for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Other (expense) income, net:
Interest expense	$(32)	$(33)	$1	$(63)	$(66)	$3
Equity in income of affiliates	7	7	—	14	13	1
Interest income	7	2	5	12	5	7
Other, net	(6)	35	(41)	(6)	32	(38)
Total other (expense) income, net	$(24)	$11	$(35)	$(43)	$(16)	$(27)
Reorganization items, net	$33	$73	$(40)	$94	$130	$(36)
Provision for income taxes	35	13	22	32	32	—
Minority interest	7	7	—	13	12	1
Income (loss) from discontinued operations, net	—	(52)	52	4	(54)	58

Three Months ended June 30, 2005 versus 2004

Other, net.   Other, net decreased by $41 million for the three months ended June 30, 2005 compared to the same period in 2004 due to a gain of $38 million in 2004 related to the extinguishment of $83 million of our 2.5% convertible debentures due 2021 that were included in liabilities subject to compromise. The remaining decrease is primarily due to higher foreign currency losses in 2005 compared to same period in 2004. The three months ended June 30, 2005 also includes a $3 million expense due to a reclassification of pension surplus relating to our Caribbean operations which increased other, net in our unaudited condensed consolidated statements of operations.

Reorganization items, net.   Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

•         For the three months ended June 30, 2005, this amount includes:

•        $27 million loss related to increases in estimated claims;

•        $32 million gain related to the California Settlement;

•        $47 million in professional and administrative fees; and

•        $9 million of interest income and other gains, net.

•         For the three months ended June 30, 2004, this amount includes:

•        $65 million loss related to increases in estimated claims;

•        $24 million in professional and administrative fees; and

•        $16 million of interest income and other gains, net.

Provision for Income Taxes.   Provision for income taxes increased by $22 million for the three months ended June 30, 2005, compared to the same period in 2004 primarily due to a change in the Philippine income tax rate of $10 million and higher income at our Caribbean operations of $4 million. Other increases include $8 million of adjustments in 2004 related to a prior period. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes in the United States.

Discontinued Operations.   The $52 million loss from discontinued operations for the three months ended June 30, 2004 includes the disposal of the Coyote Springs 2 facility and the planned dispositions of the Wrightsville facility and certain suspended construction projects. The loss in 2004 is primarily related to an impairment charge of  $48 million at the Coyote Springs 2 facility. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Six Months ended June 30, 2005 versus 2004

Other, net.   Other, net decreased by $38 million for the six months ended June 30, 2005 compared to the same period in 2004 due to a gain of $38 million in 2004 related to the extinguishment of $83 million of our 2.5% convertible debentures due 2021 that were included in liabilities subject to compromise. The remaining decrease is primarily due to higher foreign currency losses in 2005 compared to same period in 2004. The six months ended June 30, 2005 also includes a $3 million expense due to a reclassification of pension surplus relating to our Caribbean operations which increased other, net in our unaudited condensed consolidated statements of operations.

Reorganization items, net.   Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

•       For the six months ended June 30, 2005, this amount includes:

•        $57 million loss related to increases in estimated claims;

•        $32 million gain related to the California Settlement;

•        $84 million in professional and administrative fees; and

•        $15 million of interest income and other gains, net.

•         For the six months ended June 30, 2004, this amount includes:

•        $101 million loss related to increases in estimated claims;

•        $47 million in professional and administrative fees; and

•        $18 million in interest income and other gains, net.

Provision for Income Taxes.   Provision for income taxes was unchanged for the six months ended June 30, 2005, compared to the same period in 2004. The offsetting changes with the provision for income taxes are primarily due to a $17 million benefit in 2005 related to a tax settlement with the Dutch Tax Authorities for our Netherlands subsidiaries and an $11 million benefit related to amendments to the Company’s U.S. Federal income tax returns for the years 1999 through 2001. As part of the Dutch settlement, Mirant has agreed to forgo the net operating loss carryforwards in the Netherlands in the amount of $510 million which had previously been valued at $0 in the Company’s financial statements. This decrease is primarily offset due to a change in the Philippine income tax rate of $12 million and higher income at our Philippine and Caribbean operations of $11 million. Other increases include $5 million of adjustments in 2004 related to a prior period. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes in the United States.

Discontinued Operations.   The $4 million income and $54 million loss from discontinued operations for the six months ended June 30, 2005 and 2004, respectively, include the disposal of the Coyote Springs 2 facility and the planned dispositions of the Wrightsville facility and certain suspended construction projects. The loss in 2004 is primarily related to an impairment charge of  $48 million at the Coyote Springs 2 facility. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 proceedings. The Chapter 11 proceedings have resulted in various restrictions on our activities, including limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. Upon exiting from bankruptcy, we will no longer be subject to these restrictions.

The Company and its subsidiaries continue to participate in the intercompany cash management program for the Mirant Debtors approved by the Bankruptcy Court and to be parties to the two-year debtor-in-possession credit facility, dated November 5, 2003 (the “DIP Facility”). The parties to the DIP Facility, including the Company, were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of June 30, 2005. As of December 31, 2004, the borrowing base under the DIP Facility was $724 million. The borrowing base decreased $48 million in January 2005 due to the sale of Coyote Springs and will decrease another $37 million following the consummation of the pending Wrightsville sale. In addition, the DIP Facility matures on November 5, 2005. In the event that the Mirant Debtors have not emerged from bankruptcy and satisfied the obligations under the DIP Facility prior to such date, the Mirant Debtors will either seek an extension of the maturity date under the DIP Facility or terminate and satisfy the obligations thereunder. As of July 31, 2005, there were $40 million of letters of credit and no borrowings outstanding under the DIP Facility.

We and certain of our subsidiaries, including Mirant Americas Generation and, upon formation, Mirant North America, are holding companies and as a result, we are dependent upon dividends, distributions and other payments from our subsidiaries to generate the funds necessary to meet our obligations. The ability of certain of our subsidiaries to pay dividends and distributions is restricted under the terms of their debt or other agreements. In particular, a substantial portion of the cash provided by operating activities for our North America segment is generated by Mirant Mid-Atlantic. The Mirant Mid-Atlantic leveraged leases as currently constituted contain a number of covenants, including limitations on dividends, distributions and other restricted payments. Under its leveraged leases, Mirant Mid-Atlantic is not permitted to make any dividends, distributions and other restricted payments unless (1) it satisfies the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) it is projected to satisfy the fixed charge coverage ratio for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. See Note E for a further description of the restricted payments test under the Mirant Mid-Atlantic leveraged leases. The projected fixed charge coverage ratios are based on projections that are not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and are not audited, reviewed or compiled by Mirant’s independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. In the event of a default under the leveraged leases or if the restricted payments test is not satisfied, the cash of Mirant Mid-Atlantic would not be able to be distributed. Based on our calculation of the fixed charge coverage ratios under the leveraged leases as of June 30, 2005, Mirant Mid-Atlantic meets the required 1.7 to 1.0 ratio for restricted payments, both on an historical and projected basis. However, the historical ratio for June 30, 2005 and the projected historical ratio for September 30, 2005 are close to the required ratio. Further, the calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA,” as defined in the lease agreements, of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. During the bankruptcy, cash movements among the Mirant Debtors have been made pursuant to intercompany loans as described above and the Mirant Debtors have not made dividends, distributions or capital contributions. Further, the relevance of the restricted payments test under the leveraged leases post-bankruptcy is unclear given the potential determination of the Mirant Debtors to modify their proposed Plan to provide for the assumption of the leveraged leases conditioned upon certain provisions thereof being modified, stricken or determined to be unenforceable—including the limitations on restricted payments. In the event the resolution of the outstanding litigation with respect to the treatment of the leveraged leases results in Mirant Mid-Atlantic’s assuming the leases with the same or similar limitations on restricted payments, Mirant Mid-Atlantic intends to seek confirmation of its application of the calculation of the fixed charge coverage ratio.

The proposed Plan provides for the organization of Mirant North America as an intermediate holding company that would be a subsidiary of Mirant Americas Generation and the parent of its indirect subsidiaries, including Mirant Mid-Atlantic. The proposed Plan provides for Mirant North America to incur certain indebtedness to be issued in connection with the Plan and to enter into a revolving credit facility for working capital and other purposes and secured by the assets of Mirant North America and its subsidiaries, other than Mirant Mid-Atlantic and its subsidiaries. We expect that any such revolving credit facility will include certain covenants typical in such credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, we expect that any such revolving credit facility will include financial covenants that will exclude from the calculation of compliance with such covenants the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the ability of Mirant Mid-Atlantic to make distributions to Mirant North America under the leveraged lease transaction is expected to have a material impact on the calculation of the financial covenants under the revolving credit facility and other debt of Mirant North America and on its ability to make distributions to Mirant Americas Generation. The availability of the Mirant North America revolving credit facility, an important source of liquidity for our subsidiaries post-bankruptcy, and our ability to pay our obligations, and the ability of Mirant Americas Generation and Mirant North America, to pay their obligations, may be adversely affected in the event that Mirant Mid-Atlantic is unable to make distributions to Mirant North America.

After we emerge from bankruptcy, we expect to satisfy our liquidity and capital requirements in North America with cash generated by operations and letters of credit and borrowings under a new revolving credit facility as contemplated by the Plan. Further, we expect to satisfy the liquidity and capital requirements of our international subsidiaries with cash generated by operations and additional financing arrangements.

Cash Flows

Operating Activities

Cash provided by operating activities increased $360 million for the six months ended June 30, 2005 compared to the same period in 2004. Our cash provided by operating activities is volatile as a result of seasonality, changes in energy prices, and fluctuations in our working capital requirements. Most notably, when we enter into transactions to economically hedge our expected generation output or fuel requirements and those positions move out-of-the money, we are required to post cash collateral due to our low credit rating.

Net cash provided by operating activities excluding the changes in operating assets and liabilities increased by $131 million primarily due to:

•       An increase of $124 million in realized gross margin due to expirations of the TPAs and new rates in our International operations, partially offset by lower generation volumes and narrower conversion spreads in our North American operations.

•       A decrease of $12 million in operating and maintenance expenses due to reduced corporate overhead and business unit costs.

•       An increase of $21 million in payments related to the bankruptcy proceedings and an increase of $5 million in interest on Mirant Non-Debtor debts. Our significant costs related to the bankruptcy proceedings were in part due to our lengthy valuation hearing in the second quarter of 2005.

See “Results of Operations” section of Item 2. Management’s Discussion and Analysis for further discussion.

In 2005, changes in operating assets and liabilities required $71 million in cash and included a payment to PEPCO for $57 million related to the suspended payments under the Back-to Back Agreement related to the PPAs. Net collateral used to support commercial operations was $5 million.

In 2004, changes in operating assets and liabilities required $300 million in cash and included net collateral used to support commercial operations of $203 million. These amounts were posted when energy prices moved against hedges that we entered into in order to economically hedge our expected generation output and fuel requirements.

Investing Activities

In 2005, we had capital expenditures of $95 million primarily related to our Caribbean and Mid-Atlantic facilities. We received $63 million in proceeds from the sale of Coyote Springs 2 and $4 million in remaining proceeds from the 2004 sale of Bowline gas turbines.

In 2004, we had capital expenditures of $60 million primarily related to our Caribbean, New York and Mid-Atlantic facilities. Our Philippine business paid $21 million to acquire an additional interest in the Sual project after a minority shareholder exercised its put option. We also paid $12 million to a third party to exit our Canadian natural gas transportation agreements and certain natural gas marketing contracts.

Financing Activities

In 2005, we had proceeds from the issuance of debt of $33 million. Of the $33 million, $12 million represented pre-petition letters of credit being drawn upon by counterparties and banks. The drawing of Mirant Debtor letters of credit creates a liability subject to compromise. The remaining debt proceeds of $21 million in 2005 were related to our Caribbean operations. We repaid long-term debt of $103 million consisting primarily of $80 million of debt related to our Philippine operations and $22 million of debt related to our Caribbean operations. Our Caribbean operations repaid a net $3 million of short-term debt. Cash deposited in the debt service reserves related to our Philippine operations decreased by $7 million.

In 2004, we had proceeds from the issuance of debt of $132 million, which included $101 million of pre-petition letters of credit being drawn upon by counterparties and banks. The drawing of Mirant Debtor letters of credit creates a liability subject to compromise. The remaining debt proceeds of $31 million were related to our Caribbean operations. We repaid long-term debt of $101 million consisting primarily of $80 million of debt related to our Philippine operations and $17 million of debt related to our Caribbean operations. Our Caribbean operations repaid a net $3 million of short-term debt. Cash deposited in the debt service reserves related to our Philippine operations decreased by $4 million.

Total Cash, Cash Equivalents and Credit Facility Availability

The table below sets forth total cash, cash equivalents and availability under the debtor-in-possession credit facility (“DIP Facility”) and other credit facilities of Mirant Corporation and its subsidiaries as of June 30, 2005 and December 31, 2004 (in millions):

	June 30, 2005	December 31, 2004
Cash and Cash Equivalents:
Debtors(1):
Mirant Corporation	$243	$276
Mirant Americas Generation	184	167
Mirant Mid-Atlantic	245	247
Mirant Americas Energy Marketing	77	207
Other subsidiaries	85	56
Total debtors cash and cash equivalents	834	953
Non-debtors	661	532
Total cash and cash equivalents	1,495	1,485
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements(2)	368	274
Total available cash and cash equivalents	1,127	1,211
Available under DIP Facility	255	263
Total cash, cash equivalents and credit facilities availability	$1,382	$1,474

(1)          Since filing for protection under Chapter 11, none of the Mirant Debtors has paid dividends or made capital contributions. As discussed above, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant Mid-Atlantic, are participating in an intercompany cash management program approved by the Bankruptcy Court.

(2)          Amounts designated as “Cash required for operating, working capital or other purposes or restricted by subsidiaries’ debt agreements” are estimated amounts.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event of default by us, a counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. Our outstanding issued letters of credit totaled $228 million as of June 30, 2005, of which $183 million were issued under pre-petition credit facilities and the remaining $45 million were issued under the DIP Facility. Upon their expiration in 2005 and 2006, these letters of credit may be renewed or replaced with another form of credit support to the counterparties, if required, or under certain circumstances, the letters of credit could be partially or fully drawn upon by the counterparties.

Following is a summary of cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2005 and December 31, 2004 (in millions):

	June 30, 2005	December 31, 2004
Cash collateral posted—energy trading and marketing	$307	$392
Cash collateral posted—debt service reserves	205	210
Cash collateral posted—other operating activities	66	63
Letters of credit—energy trading and marketing(1)	159	160
Letters of credit—debt service reserves(1)	61	74
Letters of credit—other operating activities(1)	8	8
Total	$806	$907

(1)          The amounts above represent letters of credit issued under Mirant Corporation credit facilities. There are additional letters of credit issued under local credit facilities at some of our international subsidiaries that are not included in the amounts above.

Other Developments

Plan of Reorganization

On January 19, 2005, Mirant Corporation and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth a proposed structure of the Company and its subsidiaries at emergence from bankruptcy and outlines how the claims of creditors and stockholders are proposed to be treated. Once the Disclosure Statement is complete, the Bankruptcy Court will hold a hearing to determine its adequacy. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then we will use the Disclosure Statement to solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

The ultimate outcome of matters with respect to which we make forward-looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities, common stock and other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. The proposed Plan could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their interests. Accordingly, we urge that caution be exercised with respect to existing and future investments in our common stock or any claims relating to pre-petition liabilities or other Mirant securities. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Philippines Law Changes

As part of its revenue enhancement program, the Philippine government has enacted certain changes to its existing tax law. The new law retains the value added tax (“VAT”) at 10% but lifts current exemptions of power and petroleum companies from the VAT. The law also gives the President of the Philippines the authority to increase the VAT to 12% under certain conditions beginning January 1, 2006. Furthermore, the law raises the corporate tax rate from its current level of 32% to 35% up to December 31, 2008 and reduces it to 30% effective January 1, 2009.

Recent events have put some level of uncertainty in the final outcome of the new law and its resulting impact on our business in the Philippines. The Philippine Opposition Party has filed a case in the Supreme Court of the Philippines seeking to declare certain provisions of the law unconstitutional and that court is expected to decide on the case in the near future.

In addition, the Congress of the Philippines convened its regular legislative session on July 25, 2005. The Senate Committee on Energy may continue hearings concerning the effects of independent power producers, including Mirant Philippines, on the financial condition of the NPC. If such hearings were to occur, their outcome and effect on our contracts with the NPC cannot now be determined.

Mirant Philippines’ energy conversion agreements with the National Power Corporation (“NPC”) provide “change in law protection” and the Republic of the Philippines has issued performance undertakings to guarantee performance of the NPC’s obligations under its energy conversion agreements. While the Company believes that it maintains adequate contractual rights and governmental assurances to prevent any adverse financial impact to operations resulting from the new tax law, its ultimate effect cannot be determined at this time.

U.S. Energy Legislation

The Energy Policy Act of 2005 (“Energy Policy Act”) was passed by the U.S. Congress in July 2005 and is expected to be signed into law in August 2005. This comprehensive legislation, in pertinent part, repeals the Public Utilities Holding Company Act (“PUHCA”) effective six months after enactment of the Energy Policy Act, establishes transmission reliability standards, offers incentives for transmission grid improvements and renewables, and prohibits market manipulation. The law does not contain provisions that would prevent or otherwise significantly impair the continuation of competitive markets. Overall, the legislation is not expected to have a demonstrable impact on Mirant’s business, but would eliminate limitations imposed by PUHCA, such as limitations currently imposed on Mirant’s exempt wholesale generator subsidiaries and foreign utility companies. In addition, the repeal of PUHCA would remove limitations on the ability of a public utility or any other entity to acquire public utility assets.

Wind-down of European Subsidiaries

We are in the process of liquidating several European subsidiaries for which significant operations ceased prior to 2003. As part of the liquidation, we expect to recognize previously deferred foreign exchange gains and losses. Our current estimate is that we will complete this process in the third or fourth quarter of 2005 and expect to recognize an other expense, net of approximately $65 million related to reducing to zero the cumulative translation adjustment accounts of these entities.

Environmental

Regional Greenhouse Gas Initiative.   Nine Northeast and Mid-Atlantic states created a cooperative to discuss the design of a regional cap and trade program initially covering carbon dioxide emissions from power plants in the region, the Regional Greenhouse Gas Initiative (“RGGI”). In the future, RGGI may be extended to include other sources of greenhouse gas emissions, and greenhouse gases other than carbon dioxide.

Mirant Bowline, LLC.   The New York State Department of Environmental Conservation (NYSDEC) is expected to issue a draft State Pollutant Discharge Elimination System (SPDES) permit on or about August 8. At this time, the cost for implementing the requirements of the permit is unknown.

Clean Air Interstate Rule.   During the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards. It will also address regional haze visibility issues, which will result in new regulations that will likely require further emissions reductions from power plants, along with other emissions sources such as vehicles. To implement these air quality standards, the EPA promulgated the Clean Air Interstate Rule (“CAIR”) on March 10, 2005. The CAIR establishes in the eastern United States a more stringent SO2 cap and allowance trading program and a year round NOx cap and allowance trading program applicable to power plants. These cap and trade programs will be implemented in two phases, with the first phase going into effect in 2010 and more stringent caps going into effect in 2015. On August 1, 2005, to ensure emissions reductions required under CAIR are achieved, the EPA proposed a federal implementation plan (“FIP”) to require power plants in CAIR states to participate in one or more of three separate cap and trade programs. Public hearings on the proposal will be held in September. We will continue to monitor this rulemaking and attempt to develop compliance plans as necessary.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management believes that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. Management discussed the selection of and application of these accounting policies with the Audit Committee of the Board of Directors.

Potential Applicability of Fresh Start Accounting

We may be required, as part of our emergence from bankruptcy protection, to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our unaudited condensed consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting will be different than historical trends and those differences may be material.

Accounting for Energy Trading and Marketing Activities

Our North America businesses use derivative financial instruments and other energy contracts to economically hedge our electricity generation assets and to engage in optimization trading activities. We use a variety of derivative contracts, such as futures, swaps and option contracts in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Most of these activities are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings. The fair value of these contracts is included in price risk management assets and liabilities in our unaudited condensed consolidated balance sheets. Certain transactions do not meet the definition of a derivative or are considered normal purchases or normal sales and, therefore, qualify for the use of accrual accounting.

The fair value amounts contained within our unaudited condensed consolidated financial statements are estimates based largely on the mid-point of quoted market prices. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Our modeling techniques include assumptions for market prices, correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points.

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

The amounts recorded as revenue change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not currently qualify for cash flow or fair value hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our financial statements—including gross margin, operating income and balance sheet ratios—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

Bankruptcy Claims Assessment

Our accompanying unaudited condensed consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to June 30, 2005. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, debt and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of June 30, 2005:

	Total number of Claims	Total amount of Claims (in millions)
Total Claims Filed	8,504	$268,535
Less:
Redundant claims	73	71
Claims with basis for objection	6,834	259,140
Total Claims	1,597	9,324
Additional scheduled liabilities		8
Remaining Claims		$9,332

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $9 billion, as summarized above. This amount plus approximately $2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure against the Mirant Debtors as of June 30, 2005. The $2 billion of estimated liabilities is mainly related to our operating leases.

Long-Lived Assets

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset or, in the case of assets we expect to sell, at fair value less costs to sell.

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

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in “Part II Item 1. Legal Proceedings” and Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices, foreign currency exchange rates and interest rates. We are also exposed to counterparty credit risk. Prior to the Petition Date, the Mirant Debtors were also exposed to market risks associated with interest rates on debt that is now classified as liabilities subject to compromise.

In connection with our power generating business in North America, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our optimization trading and legacy portfolio activities expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance in North America varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and market activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities as of June 30, 2005.

For a further discussion of market risks, our risk management policy, and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.                 Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud. Our management does, however, have reasonable assurance as to the effectiveness of our disclosure controls and procedures (discussed in the next paragraph).

Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2005. Based upon this evaluation, our management concluded that, as of June 30, 2005, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                 Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2004 and the Company’s Form 10-Q for the period ended March 31, 2005. Also see Note F “Litigation and Other Contingencies” to the unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

California Litigation by Governmental Units and Certain Other Parties

FERC Show Cause Proceeding Relating to Trading Practices.   On June 27, 2005, the FERC approved the settlement agreement entered into between certain Mirant entities and the FERC Trial Staff filed with the FERC for its approval on September 30, 2003 (as amended in the filing made by the Mirant entities and the FERC Trial Staff on December 19, 2003 to include issues related to the selling of ancillary services) (the “Trading Settlement Agreement”). The Mirant Debtors are now seeking the Bankruptcy Court’s approval of the Trading Settlement Agreement.

Reliability Must Run Agreements Proceeding.   On January 14, 2005, Mirant and certain of its subsidiaries entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with Pacific Gas and Electric Company (“PG&E”), Southern California Edison Company (“SCE”), San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. The California Settlement was approved by the FERC on April 13, 2005 and became effective April 15, 2005 upon its approval by the Bankruptcy Court. The California Settlement resulted in the release by PG&E of the Mirant Americas Generation subsidiaries that own generating facilities subject to reliability-must-run agreements (“RMR Agreements”) from any potential refund liability under the RMR Agreements for the period prior to September 30, 2004. In addition, the California Independent System Operator (the “CAISO”) separately agreed with Mirant to release its claims for refunds with respect to the RMR Agreements for the period through September 30, 2004 upon the California Settlement becoming effective. In its order issued April 13, 2005 approving the California Settlement, the FERC also dismissed as moot the pending proceeding regarding the rates that the Mirant Americas Generation subsidiaries could charge for plants subject to the RMR Agreements from which those subsidiaries were also making market sales. The Mirant Americas Generation subsidiaries on May 13, 2005 filed with the FERC a request for rehearing of the FERC’s dismissal of that proceeding for the purpose of having the FERC determine the rate that would apply for periods subsequent to September 30, 2004 where those subsidiaries are making sales into the market from units designated by the CAISO under the RMR Agreements as RMR units. On June 3, 2005, the FERC denied that request for rehearing, concluding that the terms of the California Settlement and power purchase agreements entered into between the Mirant Americas Generation subsidiaries and PG&E under the terms of that settlement caused no issues to remain as to what payments would effectively be made to the Mirant Americas Generation subsidiaries under the RMR Agreements during the period those power purchase agreements are in effect, which is potentially through 2012.

California Settlement.   The Mirant parties to the California Settlement and PG&E have agreed to definitive agreements for the transfer of the Contra Costa 8 project and related equipment. As a result, the additional consideration to be received by PG&E under the California Settlement if the transfer to it of the Contra Costa 8 project does not occur on or before June 30, 2008 has been reduced from $85 million to $70 million pursuant to the terms of the California Settlement.

Rate Payer Litigation

California Rate Payer Litigation.   Various lawsuits were filed in 2000 through 2003 that assert claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing and several Mirant Americas Generation subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. With respect to the six such suits that were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts, on June 29, 2005 the plaintiffs filed to dismiss Mirant as a defendant. On February 25, 2005, the Ninth Circuit affirmed the district court’s August 28, 2003 ruling dismissing the seven rate payer lawsuits that were filed between April 23, 2002 and October 18, 2002. On June 27, 2005, the United States Supreme Court denied a petition for writ of certiorari filed by the plaintiff in Public Utility District No. 1 of Snohomish Co. v. Dynegy Power Marketing, et al., seeking to appeal the Ninth Circuit’s decision issued September 10, 2004 affirming the dismissal of the suit. On July 11, 2005, the Bankruptcy Court approved a stipulation entered into by the Mirant Debtors with the plaintiff in Bustamante v. The McGraw-Hill Companies, Inc., et al., entitling him to receive an allowed, general, pre-petition unsecured claim against Mirant Americas Energy Marketing in the amount of $1,000 without the Mirant Debtors’ admission of the validity of the claims filed in the Chapter 11 proceedings or any of the factual or legal assertions made in those claims and with a full reservation of any rights, claims and defenses any of the Mirant Debtors may have against any person asserting the same or similar factual or legal assertions as those contained in the Bustamante plaintiff’s claims.

Shareholder-Bondholder Litigation

Mirant Americas Generation Bondholder Suit.   On June 10, 2003, certain holders of senior notes of Mirant Americas Generation maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees’ Retirement System, et al. v. Mirant Corporation, et al., that named as defendants Mirant, Mirant Americas, Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas, and Mirant Americas Generation managers. In addition, the plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation. The plaintiffs seek damages in excess of $1 billion. Mirant has removed this suit to the United States District Court for the District of Delaware. This action is stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 cases. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the individual defendants to avoid the suit impeding the ability of the Mirant Debtors to reorganize or having a negative effect upon the assets of the Mirant Debtors. The Mirant Americas Generation Creditor Committee in 2003 filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers similar to those asserted in this suit. The Bankruptcy Court ruled that while the Mirant Americas Generation Creditor Committee has standing to assert claims on behalf of the estate of Mirant Americas Generation, no such claims could be filed without the Bankruptcy Court’s approval and no motions seeking such approval could be filed at least through April 2004. On June 15, 2005, the Mirant Americas Generation Creditor Committee again filed a motion in Mirant’s bankruptcy proceedings seeking to pursue claims against Mirant, Mirant Americas, certain past and present Mirant directors, and certain past and present managers of the Company similar to those asserted in this suit. On June 30, 2005, the Bankruptcy Court issued an oral ruling that if the Mirant Debtors had not by July 8, 2005 entered into agreements with the individual defendants in this action tolling the running of any statute of limitations, then the Mirant Americas Generation Creditor Committee would be authorized to file claims against those defendants on behalf of the estate of Mirant Americas Generation. The Mirant Debtors did obtain tolling agreements from each of the individual defendants.

Mirant Americas Generation Securities Class Action:   On June 27, 2005 the district court entered an order granting preliminary approval to the stipulation of settlement entered into by Mirant Americas Generation and the plaintiff in the Wisniak suit, certifying a settlement class, and scheduling a hearing for final approval of the settlement for September 6, 2005.

PEPCO Litigation

PEPCO Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the purchase price paid for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

City of Alexandria Zoning Action

On July 7, 2005, the Circuit Court for the City of Alexandria entered a consent order agreed to by the City of Alexandria and Mirant Potomac River in the suit filed on January 18, 2005 by Mirant Potomac River and Mirant Mid-Atlantic against the City of Alexandria and the City Council. The consent order extends through October 17, 2005, the period within which Mirant Potomac River may file an application for such special use permits as may be necessary as a result of the actions taken by the City Council for the City of Alexandria on December 18, 2004 changing the zoning status of the Potomac River plant and revoking certain special use permits issued to Mirant Potomac River in 1989.

Utility Choice and Cirro Group Claims

On June 29, 2005, Mirant Americas Energy Marketing entered into a settlement agreement with the plaintiffs under which the plaintiffs agreed to release all claims against the Mirant Debtors in return for allowed claims against Mirant Americas Energy Marketing totaling $20,000. The Bankruptcy Court approved the settlement agreement on August 3, 2005.

Environmental Proceedings

New York Opacity.   On June 8, 2005, the New York State Department of Environmental Conservation (“NYSDEC”) entered an order agreed to by the Mirant defendants that set penalty amounts for future violations of opacity standards by Mirant Bowline, LLC (“Mirant Bowline”) and Mirant Lovett, LLC (“Mirant Lovett”) and required the Mirant defendants to pay a penalty of $44,100 for emissions violations occurring prior to January 1, 2005. The agreed to order does not become effective until it has been approved by the Bankruptcy Court.

Mirant Lovett CAMF.   On July 8, 2004, as supplemented on January 19, 2005, the NYSDEC issued a notice of violation to Mirant Lovett for alleged improper closure techniques used for the coal ash management facility located at the Lovett generating facility. On May 16, 2005 the NYSDEC Staff filed a complaint with the NYSDEC against Mirant Lovett and Mirant New

York, Inc. (“Mirant New York”) based on the allegations of improper closure techniques. The complaint seeks a civil penalty of $100,000 and an order requiring Mirant Lovett to make certain equipment enhancements, to provide a letter of credit to cover estimated closure and post closure costs and to make certain informational filings. The outcome of this proceeding cannot now be determined.

Mirant NY-Gen Pipeline Leak.   In the fall of 2003, Mirant NY-Gen, LLC (“Mirant NY-Gen”) discovered a leaking underground pipeline at the Hillburn generating facility in Ramapo, New York. The underground line was used for supplying kerosene fuel to the gas turbines located on site. After confirmatory testing revealed a potential leak, the line was removed from service and plans were undertaken to excavate and sample portions of the line to determine the extent of the line damage and the possible soil contamination. Upon initial discovery the leak was reported to the NYSDEC and the Rockland County Health Department. In the summer of 2004 soil contamination was discovered and a subsequent testing of portions of the line revealed a small hole. Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake remediation actions for additional on-site and off-site contamination. The current estimate of the cost of cleanup and subsequent monitoring is at least $3 million; however, due to the ongoing evaluation to determine the extent of the off-site contamination, the exact cost of remediation is unknown at this time. On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, to pay all costs relating to the cleanup (including all costs incurred by the NYSDEC) and to pay a civil penalty in the amount of $100,000. The outcome of this proceeding cannot now be determined.

Riverkeeper Suit Against Mirant Lovett.   On April 20, 2005, the United States District Court for the Southern District of New York approved a stipulation agreed to by plaintiff Riverkeeper Inc. (“Riverkeeper”) and Mirant Lovett in a suit brought under the Clean Water Act. The stipulation stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

Southern Litigation

On June 16, 2005, the Company and the Official Committee of the Unsecured Creditors of Mirant Corporation (the “Corporate Creditors Committee”) filed a complaint against the Southern Company (“Southern”) in the Bankruptcy Court. In the complaint, as amended, Mirant, its affiliates and the Corporate Creditors Committee assert claims to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law, which aggregate in total almost $2 billion. Those transfers include: (1) the dividend paid by Mirant to Southern in December 1999 in the amount of $165 million; (2) the dividends paid by Mirant to Southern in May and July 2000 aggregating $503 million; (3) the value of the distribution by Mirant to Southern relating to SE Finance Capital Corporation and Southern Company Capital Funding, Inc. estimated at approximately $248 million; (4) the repayment by Mirant in 1999 of advances from Southern and related interest expense in the amount of $1.035 billion; and (5) obligations Mirant incurred under various separation agreements between Mirant and Southern in connection with the spin-off of Mirant to Southern’s shareholders. The suit asserts that Mirant did not receive fair value in return for these transfers and that they occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transfers. In addition, the complaint asserts other claims, including claims to disallow Southern’s proofs of claim filed against Mirant and its debtor affiliates and/or equitably subordinate Southern’s proofs of claim to the claims of all other creditors. On July 26, 2005, Southern filed a motion with the United States District Court for the Northern

District of Texas requesting that it withdraw the reference to the Bankruptcy Court of this suit and stating its intent to seek a transfer of the suit to the United States District Court for the Northern District of Georgia. The outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the quarter ended March 31, 2005.

Item 6.                 Exhibits

(a)        Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsection (a) of Section 7241, Chapter 98 of Title 15, United States Code)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsection (a) of Section 7241, Chapter 98 of Title 15, United States Code)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of August, 2005.

MIRANT CORPORATION
By:	/s/ DAN STREEK
Dan Streek Vice President and Controller (Principal Accounting Officer)