Form 10-Q
period 2005-09-30
MIRANT CORP
filed 2005-11-07
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

☒  Yes  ☐  No

Indicate by check mark whether the registrant is a shell company  (as defined by Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at October 31, 2005 was 405,468,084.

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

•       weather and other natural phenomena, including the effects of Hurricane Katrina and Hurricane Rita;

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

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) contained in its leveraged lease financing agreements; and

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2004, Form 10-Q for the quarter ended March 31, 2005 and Form 10-Q for the quarter ended June 30, 2005.

Bankruptcy-Related Factors

•       the lack of comparable financial data due to the restructuring of our business and the potential adoption of fresh start reporting;

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed with the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) on July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation (“Mirant”) and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”), including actions taken by our creditors and other third parties with respect to our proposed plan of reorganization, filed with the Bankruptcy Court on January 19, 2005, as amended on March 25, 2005 and September 22, 2005, and any subsequent amendments thereto (the “Plan”);

•       our ability to satisfy the conditions precedent to the effectiveness of our proposed Plan;

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

•       possible decisions by our pre-petition creditors who under the proposed Plan are entitled to receive Mirant common stock upon our emergence from bankruptcy and therefore will have the right to select our board members and influence certain aspects of our business operations;

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

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to Mirant’s consolidated financial statements, other factors that could affect Mirant’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2004 Annual Report on Form 10-K.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Operating Revenues:
Generation	$678	$974	$2,152	$3,152
Integrated utilities and distribution	202	147	543	417
Total operating revenues	880	1,121	2,695	3,569
Cost of fuel, electricity and other products	717	584	1,680	2,085
Gross Margin	163	537	1,015	1,484
Operating Expenses:
Operations and maintenance	249	239	733	734
Depreciation and amortization	76	77	230	231
Impairment losses and restructuring charges	3	9	13	16
Loss on sales of assets, net	2	65	27	50
Total operating expenses	330	390	1,003	1,031
Operating (Loss) Income	(167)	147	12	453
Other (Expense) Income, net:
Interest expense	(1,198)	(32)	(1,261)	(98)
Equity in income of affiliates	8	6	22	19
Interest income	10	3	22	8
Other, net	1	3	(5)	35
Total other (expense) income, net	(1,179)	(20)	(1,222)	(36)
(Loss) Income From Continuing Operations
Before Reorganization Items, Income Taxes and Minority Interest	(1,346)	127	(1,210)	417
Reorganization items, net	109	62	203	192
Provision for Income Taxes	56	17	88	49
Minority Interest	7	5	20	17
(Loss) Income From Continuing Operations	(1,518)	43	(1,521)	159
Income (Loss) from Discontinued Operations, net of tax	3	(11)	7	(65)
Net (Loss) Income	$(1,515)	$32	$(1,514)	$94
(Loss) Earnings Per Share:
Basic and Diluted:
From continuing operations	$(3.75)	$0.11	$(3.75)	$0.39
From discontinued operations	0.01	(0.03)	0.02	(0.16)
Net (loss) income	$(3.74)	$0.08	$(3.73)	$0.23

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

		At September 30,	At December 31,
		2005	2004
		(Unaudited)
		(in millions)
	ASSETS
	Current Assets:
	Cash and cash equivalents	$1,229	$1,485
	Funds on deposit	1,210	493
	Receivables, net	818	771
	Price risk management assets	1,489	209
	Inventories	341	353
	Prepaid expenses	235	253
	Assets held for sale	26	230
	Other	80	133
	Total current assets	5,428	3,927
	Property, Plant and Equipment, net	6,055	6,162
	Noncurrent Assets:
	Intangible assets, net	269	276
	Investments	260	248
	Price risk management assets	180	112
	Funds on deposit	188	210
	Deferred income taxes	186	185
	Other	316	304
	Total noncurrent assets	1,399	1,335
	Total assets	$12,882	$11,424
	LIABILITIES AND STOCKHOLDERS’ DEFICIT
	Current Liabilities:
	Short-term debt	$12	$15
	Current portion of long-term liabilities	395	206
	Accounts payable and accrued liabilities	680	725
	Price risk management liabilities	2,072	286
	Accrued taxes and other	222	174
	Total current liabilities	3,381	1,406
	Noncurrent Liabilities:
	Long-term debt	813	1,169
	Price risk management liabilities	125	62
	Deferred income taxes	305	346
	Other	434	378
	Total noncurrent liabilities	1,677	1,955
	Liabilities Subject to Compromise	10,468	9,217
	Minority Interest in Subsidiary Companies	174	164
	Commitments and Contingencies
	Stockholders’ Equity (Deficit):
	Common stock, $.01 par value, per share	4	4
	Authorized—2,000,000,000 shares
Issued	—September 30, 2005: 405,568,084 shares
	—December 31, 2004: 405,568,084 shares
Treasury	—September 30, 2005: 100,000 shares
	—December 31, 2004: 100,000 shares
	Additional paid-in capital	4,918	4,918
	Accumulated deficit	(7,669)	(6,155)
	Accumulated other comprehensive loss	(69)	(83)
	Treasury stock, at cost	(2)	(2)
	Total stockholders’ deficit	(2,818)	(1,318)
	Total liabilities and stockholders’ deficit	$12,882	$11,424

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Loss	Stock
	(in millions)
Balance, December 31, 2004	$4	$4,918	$(6,155)	$(83)	$(2)
Net loss	—	—	(1,514)	—	—
Other comprehensive income	—	—	—	14	—
Balance, September 30, 2005	$4	$4,918	$(7,669)	$(69)	$(2)

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Net (Loss) Income	$(1,514)	$94
Other comprehensive income, net of tax
Reclassification of TIERS investment unrealized gains to earnings	—	(7)
Cumulative translation adjustment	14	5
Unrealized gain on TIERS investments	—	5
Other comprehensive income, net of tax	14	3
Total Comprehensive (Loss) Income	$(1,500)	$97

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended September 30,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(1,514)	$94
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of transition power agreements and other obligations (non-cash revenue)	(13)	(288)
Depreciation and amortization	236	240
Impairment losses and restructuring charges	9	55
Non-cash postpetition interest expense	1,168	—
Loss on sales of assets and investments	24	50
Equity in income of affiliates, net of dividends	(10)	(4)
Non-cash charges for reorganization items	105	137
Minority interest	20	17
Price risk management activities, net	400	(93)
Deferred income taxes	15	12
Other, net	33	6
Changes in operating assets and liabilities:
Receivables, net	(136)	187
Other current assets	(702)	(100)
Other assets	1	7
Accounts payable and accrued liabilities	(7)	(273)
Taxes accrued	87	41
Other liabilities	8	(20)
Total adjustments	1,238	(26)
Net cash (used in) provided by operating activities	(276)	68
Cash Flows from Investing Activities:
Capital expenditures	(137)	(94)
Cash paid for acquisitions	—	(21)
Proceeds from the sale of assets and minority owned investments	183	3
Cash paid related to disposition	—	(12)
Other	(5)	1
Net cash provided by (used in) investing activities	41	(123)
Cash Flows from Financing Activities:
Payments on short-term debt, net	(1)	(11)
Proceeds from issuance of long-term debt	125	266
Repayment of long-term debt	(192)	(192)
Payment of dividends to minority interests	(11)	(8)
Change in debt service reserve fund	57	(46)
Other	1	—
Net cash (used in) provided by financing activities	(21)	9
Net Decrease in Cash and Cash Equivalents	(256)	(46)
Cash and Cash Equivalents, beginning of period	1,485	1,587
Cash and Cash Equivalents, end of period	$1,229	$1,541
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$102	$101
Cash paid for income taxes	$43	$31
Cash paid for reorganization items	$115	$77
Business Acquisitions:
Fair value of assets acquired	$—	$21
Less cash paid	—	21
Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

Overview

Mirant Corporation (formerly Southern Energy, Inc.) and its subsidiaries (collectively, “Mirant” or the “Company”) is an international energy company incorporated in Delaware on April 20, 1993. Prior to April 2, 2001, Mirant was a subsidiary of Southern Company (“Southern”). The Company’s revenues are primarily generated through the production of electricity in the United States, the Philippines and the Caribbean. As of September 30, 2005, Mirant owned or leased approximately 18,000 megawatts (“MW”) of electric generating capacity.

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

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) of Mirant and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

The accompanying financial statements include the accounts of Mirant and its wholly-owned, and controlled majority-owned, subsidiaries, as well as variable interest entities (“VIEs”) in which Mirant has an interest and is the primary beneficiary, and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Jointly owned affiliates which Mirant does not control, as well as interests in VIEs in which Mirant is not the primary beneficiary, are also accounted for using the equity method of accounting.

The Company has held a minority equity interest in a non-consolidated variable interest entity (“VIE”) since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and had total assets of approximately $114 million at September 30, 2005. The Company believes that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company’s carrying value of its investment in the VIE at September 30, 2005 of approximately $59 million.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS 153”), Exchanges of Productive Assets: an Amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of certain nonmonetary assets. It amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, and requires that nonmonetary exchanges (except for certain exchanges of products or property held for sale in the ordinary course of business) be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The provisions of SFAS 153 are effective for transactions involving nonmonetary exchanges that occur in fiscal periods beginning after June 15, 2005. The Company has determined that certain exchanges of emissions credits that the Company may periodically transact would qualify as nonmonetary exchanges under SFAS 153. For the quarter ended September 30, 2005, the Company identified certain transactions involving exchanges of emissions credits of one vintage year for a different year. Because the fair value of the assets exchanged approximated the fair value of the assets received in each trade no material gain or loss was recorded. As a result, the adoption of SFAS 153 had no impact on the Company’s consolidated results of operations, cash flows or financial position as of September 30, 2005.

New Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS 123R”), which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of SFAS 123R are effective for financial statements issued for fiscal years beginning after June 15, 2005. The Company will use the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of, the date SFAS 123R is adopted will be based on the grant date fair value and attributes originally used to value those awards. The Company will adopt the provisions of SFAS 123R on the earlier of its emergence from bankruptcy or the effective date of SFAS 123R. The Company has a number of options granted prior to the Petition Date that are not fully vested. Under the Company’s proposed Plan (as defined below), these options will be cancelled. New options may be granted to employees after the Company emerges from bankruptcy. Due to the Company’s debtor-in-possession status and uncertainty related to the Plan and timing of the Company’s emergence from bankruptcy, the Company cannot currently predict the effect SFAS 123R will have on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date of FIN 47. The Company has identified potential liabilities for additional evaluation, but has not yet quantified the impact of FIN 47 on its financial statements.

B. Bankruptcy Related Disclosures

On January 19, 2005, the Mirant Debtors filed a proposed Plan and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005.

On September 7, 2005, the Mirant Debtors reached an agreement with the Statutory Committees representing the key constituencies in their Chapter 11 case, including the committees representing the unsecured creditors of Mirant, the unsecured creditors of Mirant Americas Generation, LLC (“Mirant Americas Generation”) and the equity security holders of Mirant (collectively, the “Statutory Committees”), regarding the terms upon which the Mirant Debtors will emerge from bankruptcy protection. A Second Amended Plan and a Second Amended Disclosure Statement were filed on September 22, 2005 and subsequently updated on September 30, 2005. On September 30, 2005, the Bankruptcy Court approved the Disclosure Statement and authorized its use in connection with the solicitation of votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. The proposed Plan is built around the following key elements:

•       the business of the Mirant Debtors will continue to be operated in substantially its current form, subject to (1) certain internal structural changes that the Mirant Debtors believe will improve operational efficiency, facilitate and optimize their ability to meet financing requirements and accommodate the enterprise’s debt structure as contemplated at emergence and (2) organizing a new parent entity for the Mirant Debtors’ ongoing business operations (“New Mirant”);

•       the consolidated business will have approximately $4.258 billion of debt, comprised of (1) $1.063 billion of debt obligations associated with non-debtor international subsidiaries of Mirant; (2) $145 million of miscellaneous domestic indebtedness; (3) $1.7 billion of reinstated debt at Mirant Americas Generation; and (4) $1.35 billion of new debt issued by Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary of Mirant Americas Generation, in partial satisfaction of certain existing Mirant Americas Generation debt. The foregoing amounts exclude (a) the obligations of Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) under the lease-financing transactions covering the Morgantown Power Station and the Dickerson Power Station and (b) any amounts drawn on a new $1 billion senior secured revolving credit facility that is part of the exit financing to be provided to Mirant North America under the Plan;

•       in settlement of the intercompany claims and potential causes of action arising from the complex historical relationships between and among the Mirant Debtors, (1) the estates of the Mirant Debtors (excluding Mirant Americas Generation and its debtor subsidiaries) (collectively, the “Consolidated Mirant Debtors”) will be treated as comprising a single estate, (a) eliminating any distributions under the Plan in respect of intercompany claims between and among the Consolidated Mirant Debtors and (b) limiting a creditor holding a base claim against a Consolidated Mirant Debtor and a guarantee of such base claim from another Consolidated Mirant Debtor to a single recovery thereon; (2) the estates of Mirant Americas Generation and its debtor subsidiaries (collectively, the “Consolidated Mirant Americas Generation Debtors”) will be treated as a single estate, eliminating intercompany claim distributions and multiple recoveries on guarantee claims, as described in (a) and (b) above with respect to the Consolidated Mirant Debtors; and (3) all claims and actions between the Consolidated Mirant Debtors and the Consolidated Mirant Americas Generation Debtors will be released;

•       the holders of unsecured claims against the Consolidated Mirant Debtors (excluding certain de minimis claims that will be paid in cash) will receive (1) a pro rata share of 96.25% of the shares of New Mirant common stock to be issued under the Plan, excluding: (a) certain shares to be issued to the holders of certain claims against the Consolidated Mirant Americas Generation Debtors, as described below, and (b) the shares reserved for issuance pursuant to the New Mirant employee stock programs; and (2) the right to receive cash payments equal to 50% of the cash recoveries realized by New Mirant, if any, in connection with certain designated avoidance actions, subject to certain adjustments for offsets, expenses and certain tax consequences to New Mirant;

•       a settlement of the contractual subordination provisions among the holders of certain senior unsecured obligations of Mirant and the beneficial holders of certain subordinated notes of Mirant pursuant to which, in lieu of the shares of New Mirant common stock they would otherwise receive absent subordination, (1) the holders of such subordinated notes will receive (a) 3.5% of the New Mirant common stock issued under the Plan (which shares are included in the 96.25% referred to in the immediately preceding paragraph and subject to the exclusions noted above for Mirant’s general unsecured creditors, as applicable) and (b) warrants to purchase an additional 5% of New Mirant common stock, and (2) the holders of such subordinated notes will share pari passu with Mirant’s general unsecured creditors in the recoveries under the designated avoidance actions, if any;

•       the outstanding equity interests in Mirant will be cancelled and the holders thereof will receive (1) 3.75% of the shares of New Mirant common stock (subject to the exclusions noted above for Mirant’s general unsecured creditors as applicable), (2) warrants to purchase up to an additional 10% of the New Mirant common stock and (3) the right to receive cash payments equal to 50% of the cash recoveries realized by New Mirant, if any, in connection with certain designated avoidance actions, subject to certain adjustments for offsets, expenses and certain tax consequences to New Mirant;

•       the holders of unsecured claims against the Consolidated Mirant Americas Generation Debtors will be paid in full (including post-petition interest) through (1) the issuance to general unsecured creditors and holders of the Mirant Americas Generation revolving credit facilities and senior notes maturing in 2006 and 2008 of (a) $1.35 billion cash proceeds from third-party financing transactions or, at the option of the Mirant Debtors, new debt securities of Mirant North America and (b) receipt of a pro rata share of 2.3% of the shares of New Mirant common stock issued under the Plan, excluding shares reserved for issuance pursuant to the New Mirant employee stock programs, and (2) the reinstatement of the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       in consideration of the agreement of the committee representing the unsecured creditors of Mirant Americas Generation to support the Plan and to help ensure the feasibility of the Plan, the establishment of certain additional covenant protections with respect to the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       to further support the feasibility of the Plan with respect to the Consolidated Mirant Americas Generation Debtors, Mirant will contribute (or cause to be contributed) value to Mirant Americas Generation, including (1) the transfer of Mirant’s trading and marketing business to Mirant North America (subject to the transfer to New Mirant or Mirant Americas, Inc. (“Mirant Americas”) of $250 million of cash and certain receivables), (2) the transfer of Mirant Peaker, LLC (“Mirant Peaker”) and Mirant Potomac River, LLC (“Mirant

Potomac River”) to Mirant Mid-Atlantic, (3) the transfer of Mirant Zeeland, LLC to Mirant North America and (4) commitments to make prospective capital contributions of $150 million for refinancing of certain Mirant Americas Generation debt that matures in 2011 and, under certain circumstances, up to $265 million to Mirant North America for environmental capital expenditures;

•       the Mirant Debtors that own our New York assets, including Mirant Lovett, LLC (“Mirant Lovett”), Mirant Bowline, LLC (“Mirant Bowline”) and Mirant NY-Gen, LLC (“Mirant NY-Gen”) will remain in Chapter 11 until the resolution of issues arising out of the sinkhole at Swinging Bridge owned by Mirant NY-Gen and the related flood study and the disputes regarding the ad valorem real property taxes for the Bowline and Lovett facilities are settled and resolved on terms that permit the feasible operation of these assets;

•       substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing, L.P. (“Mirant Americas Energy Marketing”) will be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of Mirant North America); and

•       the Mirant Debtors’ obligations under all agreements with Potomac Electric Power Company (“PEPCO”) will be performed on an interim basis pending a final determination of the Mirant Debtors’ right to reject, recharacterize, avoid or recover payments under a contractual arrangement (the “Back-to-Back Agreement”), the Asset Purchase and Sale Agreement (“APSA”) and certain Assignment and Assumption Agreements (collectively the “Assumption/Assignment Agreement”) entered into by various Mirant Debtors in December 2000 related to the asset purchases that were the subject of the APSA. If the Mirant Debtors do not reject, recharacterize, avoid or recover payments under the Back-to-Back Agreement, APSA and the Assumption/Assignment Agreement, and such agreements constitute executory contracts under the Bankruptcy Code, the Mirant Debtors will assume such agreements (and the Back-to-Back Agreement, APSA and the Assumption/Assignment Agreement will be assigned to Mirant Power Purchase, LLC (“Mirant Power Purchase”) and guaranteed by New Mirant) and any cure obligations will be performed pursuant to the Plan.

Between April 18, 2005 and June 27, 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests were party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005, as subsequently amended, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group. The Bankruptcy Court indicated that it intended to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which could be used for purposes of confirmation of a plan of reorganization for the Mirant Debtors. Due to the agreement reached on September 7, 2005, the Bankruptcy Court ordered that the previously ordered modifications to the business plan and valuation report not be completed and stated that it would not issue a formal opinion regarding valuation unless required to do so in connection with confirmation of the Plan.

Pursuant to the Bankruptcy Court’s order of September 30, 2005, approving the Disclosure Statement, the Mirant Debtors mailed solicitation materials to all known holders of impaired claims and equity interests against the Mirant Debtors entitled to vote on the Plan. In addition, the Bankruptcy Court fixed December 1, 2005 as the date for the hearing to consider confirmation of the Plan and related matters. Properly executed ballots and any objections to the Plan are due by

November 10, 2005. Until such time as the Plan is confirmed by the Bankruptcy Court, it is not possible to accurately predict if or when some or all of the Mirant Debtors may emerge from bankruptcy protection under Chapter 11.

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

Unaudited condensed combined financial statements of the Mirant Debtors and Non-Debtors are set forth below. Mirant Debtors include all entities that filed for protection from creditors in 2003. “Non-Debtors” include the Company’s businesses in the Caribbean and Philippines that are not in bankruptcy proceedings, as well as certain non wholly-owned subsidiaries and Mirant’s Canadian subsidiaries which emerged in May 2004 from creditor protection under the Companies’ Creditors’ Arrangement Act in Canada.

Unaudited Condensed Combined Statement of Operations Data
For the Three Months Ended September 30, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$557	$323	$—	$880
Cost of fuel, electricity and other products	594	123	—	717
Operating expenses	223	107	—	330
Operating (loss) income	(260)	93	—	(167)
Other (expense) income, net	(1,187)	(10)	18	(1,179)
Reorganization items, net	107	—	2	109
(Benefit) provision for income taxes	(36)	92	—	56
Minority interest	—	7	—	7
(Loss) income from continuing operations	(1,518)	(16)	16	(1,518)
Income from discontinued operations, net of tax	3	—	—	3
Net (loss) income	$(1,515)	$(16)	$16	$(1,515)

Unaudited Condensed Combined Statement of Operations Data
For the Nine Months Ended September 30, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$1,789	$913	$(7)	$2,695
Cost of fuel, electricity and other products	1,365	321	(6)	1,680
Operating expenses	699	305	(1)	1,003
Operating (loss) income	(275)	287	—	12
Other expense, net	(1,126)	(45)	(51)	(1,222)
Reorganization items, net	200	(1)	4	203
(Benefit) provision for income taxes	(80)	168	—	88
Minority interest	—	20	—	20
(Loss) income from continuing operations	(1,521)	55	(55)	(1,521)
Income from discontinued operations, net of tax	7	—	—	7
Net (loss) income	$(1,514)	$55	$(55)	$(1,514)

Unaudited Condensed Combined Balance Sheet Data
September 30, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current assets	$4,336	$1,325	$(233)	$5,428
Intercompany receivables	715	585	(1,300)	—
Property, plant and equipment, net	3,918	2,137	—	6,055
Intangible assets, net	256	13	—	269
Investments	2,171	244	(2,155)	260
Other	373	497	—	870
Total assets	$11,769	$4,801	$(3,688)	$12,882
Liabilities not subject to compromise:
Current liabilities	$2,758	$623	$—	$3,381
Intercompany payables	494	716	(1,210)	—
Other noncurrent liabilities	359	505	—	864
Long-term debt	185	628	—	813
Liabilities subject to compromise	10,791	—	(323)	10,468
Minority interest	—	174	—	174
Stockholders’ (deficit) equity	(2,818)	2,155	(2,155)	(2,818)
Total liabilities and stockholders’ deficit	$11,769	$4,801	$(3,688)	$12,882

Unaudited Condensed Combined Statement of Cash Flows Data
For the Nine Months Ended September 30, 2005
(in millions)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Net cash (used in) provided by:
Operating activities	$(522)	$246	$—	$(276)
Investing activities	21	20	—	41
Financing activities	99	(120)	—	(21)
Net (decrease) increase in cash and cash equivalents	(402)	146	—	(256)
Cash and cash equivalents, beginning of period	953	532	—	1,485
Cash and cash equivalents, end of period	$551	$678	$—	$1,229
Cash paid for reorganization items	$112	$3	$—	$115

Liabilities Subject to Compromise

The amounts subject to compromise at September 30, 2005 and December 31, 2004, consisted of the following items (in millions):

	September 30, 2005	December 31, 2004
Items, absent the bankruptcy proceedings, that would have been considered current:
Accounts payable and accrued liabilities	$2,214	$1,028
Current portion of long-term debt	3,715	3,112
Price risk management (assets) liabilities	(4)	80
Items, absent the bankruptcy proceedings, that would have been considered noncurrent:
Long-term debt	3,537	3,974
Price risk management liabilities	443	460
Note payable to Mirant Trust I	356	356
Other noncurrent liabilities	207	207
Total	$10,468	$9,217

The price risk management liabilities reflect the fair values of power purchase agreements (“PPAs”) with PEPCO. The current portion of the fair value of the PPAs is a net asset of $4 million at September 30, 2005 due to high power prices as of that date. See “PEPCO Litigation” later in this section for further discussion.

On June 28, 2005, the Bankruptcy Court approved a settlement agreement among Mirant, Mirant Americas Energy Marketing, Perryville Energy Partners, LLC (“Perryville”) and Perryville Energy Holdings, LLC that resolves the Perryville parties’ claims against the Mirant Debtors and Mirant Americas’ claim against Perryville. The settlement agreement had previously been approved by the bankruptcy court overseeing the bankruptcy proceedings of the Perryville parties. Under the settlement, Perryville received an allowed unsecured claim of $207 million against Mirant Americas Energy Marketing, an allowed unsecured guaranty claim against Mirant of $177 million, and an allowed claim against Mirant Americas of $99 million, with the maximum amount of its recovery on these claims being limited to the amount of the claim against Mirant Americas Energy Marketing. Mirant Americas received an allowed claim against Perryville of $99 million. On June 30, 2005,

Perryville sold its generating facility to a subsidiary of Entergy Corp. Pursuant to the terms of the settlement, this sale resulted in the offset of Mirant Americas’ claim in Perryville’s bankruptcy proceeding against the claims held by Perryville in the Mirant bankruptcy proceedings as of July 20, 2005, and, thus, Perryville’s claim against Mirant Americas was eliminated and its claims against Mirant Americas Energy Marketing and Mirant were reduced to $108 million. Accordingly, as of September 30, 2005, $108 million is included in liabilities subject to compromise in the unaudited condensed consolidated balance sheets.

Interest Expense

The Mirant Debtors discontinued recording interest on liabilities subject to compromise on the Petition Date and since filing for bankruptcy have disclosed the contractual interest on liabilities subject to compromise in excess of reported interest for each period. In the third quarter of 2005, the Company determined that it was probable that contractual interest on liabilities subject to compromise from the Petition Date would be incurred for certain claims expected to be allowed under the Plan. As a result, the Mirant Debtors recorded interest expense of approximately $1.2 billion on liabilities subject to compromise. This amount represents interest from the Petition Date through September 30, 2005, and is included in accounts payable and accrued liabilities in the table above. The interest amount was calculated based on the provisions of the proposed Plan. The $1.2 billion expense amount includes approximately $373 million related to Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031, which would be reinstated under the proposed Plan.

Reorganization Items

Reorganization items, net represents expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings primarily related to estimated claims and losses on rejected and amended contracts, and professional fees for accounting and legal services. For the three and nine months ended September 30, 2005 and 2004, the following represents the significant items within this category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Estimated claims	$84	$44	$109	$134
Professional fees and administrative expense	32	22	116	74
Interest income and other (gains) losses, net	(7)	(4)	(22)	(16)
Total	$109	$62	$203	$192

For the nine months ended September 30, 2005, estimated claims include a $32 million gain related to the California settlement.

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain PPAs. Under the terms of the APSA, Mirant and PEPCO entered into the Back-to-Back Agreement with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and December 2005, respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are typically higher than the market prices for power.

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

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Second Rejection Motion and would itself hear that motion. On August 16, 2005, the district court informally stayed the Second Rejection Motion pending rulings by the Fifth Circuit on the Mirant Debtors’ appeals from the district court’s December 9, 2004 decision denying the First Rejection Motion and from the district court’s March 1, 2005 order as subsequently modified as described below.

Suspension of PEPCO Back-to-Back Payments:   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), the Mirant Debtors filed a notice in the Bankruptcy Court stating that the Mirant Debtors were suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require the Mirant Debtors to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

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

PEPCO Avoidance Action:   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the purchase price paid for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. On November 3, 2005, the district court granted a motion filed by PEPCO seeking to have the suit heard by the district court rather than the Bankruptcy Court. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

C. Assets Held for Sale

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or are expected to be disposed of in the next year. The components in assets held for sale are discussed below.

Coyote Springs 2:   Loss from discontinued operations for the nine months ended September 30, 2004 reflects the Company’s 50% undivided interest in the 241 MW combined cycle natural gas fired Coyote Springs 2 generating facility in Oregon (“Coyote Springs 2”). In October 2004, Mirant Oregon, a wholly-owned subsidiary of Mirant, entered into an agreement to sell its interest in Coyote Springs 2 to Avista Energy, subject to Bankruptcy Court and regulatory approvals. The Bankruptcy Court and regulatory approvals occurred in the fourth quarter of 2004. The Company completed the sale of Coyote Springs 2 for $63 million in January 2005 after conducting an auction in which Mirant Oregon solicited higher bids.

Wrightsville:   Income from discontinued operations for the nine months ended September 30, 2005 and 2004 includes the 548 MW Wrightsville generating facility in Arkansas (“Wrightsville”). In February 2005, certain indirect subsidiaries of the Company entered into an agreement to sell the Wrightsville generating facility to Arkansas Electric Cooperative Corporation, subject to Bankruptcy Court and regulatory approvals. After receipt of Bankruptcy Court and regulatory approvals, the Company completed the sale of Wrightsville for $85 million in September 2005. Due to the completion of the sale, the Company recognized a gain on sale of assets, net of $2 million which is included in income from discontinued operations, net of tax, for the three and nine months ended September 30, 2005 in the unaudited condensed consolidated statements of operations.

Mirant Service Center:   On September 13, 2005, Mirant Mid-Atlantic executed an agreement to sell its Mirant service center building and accompanying 68 acres located in Upper Marlboro, Maryland for $13 million. The execution of the agreement initiated a 30-day due diligence period, which concluded with no substantive issues identified. The Company is pursuing Bankruptcy Court approval of the sale and anticipates a closing by year-end.

A summary of the operating results for these discontinued operations for the three and nine months ended September 30, 2005 and 2004 follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues	$—	$—	$2	$—
Operating expenses, including other income (expense), net	3	(2)	2	(56	)*
Income (loss) before reorganization items	3	(2)	4	(56)
Reorganization items (benefit), net	—	9	(3)	9
Net income (loss)	$3	$(11)	$7	$(65)

*                    For the nine months ended September 30, 2004, an impairment charge of approximately $48 million was recorded related to Coyote Springs 2.

Current assets held for sale include discontinued operations and the following assets that the Company has disposed of or expects to dispose of in the next year:

Wyandotte:   In May 2005, the Company entered into an agreement to sell most of the equipment for Wyandotte, LLC (“Wyandotte”), a 560 MW suspended construction project in Michigan. In the second quarter of 2005, the Company recognized a loss on sale of assets, net of $21 million. Also in the second quarter of 2005, the Company recognized an impairment loss of $7 million for the remaining assets associated with the project. Both the loss on sale of assets and the impairment loss are included in operating expenses for the nine months ended September 30, 2005 in the unaudited condensed consolidated statements of operations. After receiving Bankruptcy Court approval in June 2005, the Company completed the sale and received net proceeds of $23 million in July 2005.

Mint Farm:   The Company entered into an agreement to sell its interest in Mint Farm Generation LLC (“Mint Farm”), a 298 MW suspended construction project in Longview, Washington, subject to Bankruptcy Court approval. In the second quarter of 2005, the Company recognized a loss on sale of assets, net of $7 million, which is included in operating expenses for the nine months ended September 30, 2005 in the unaudited condensed consolidated statements of operations. After receiving Bankruptcy Court approval in October 2005, the Company completed an auction process that resulted in a highest bid that was higher than the Company’s previous agreement to sell its interest in Mint Farm. The Company expects to complete the sale in the fourth quarter of 2005 or first quarter of 2006 and receive proceeds of approximately $26 million.

The table below presents the components of the balance sheet accounts classified as current assets held for sale as of September 30, 2005 and December 31, 2004 (in millions):

	September 30, 2005	December 31, 2004
Current Assets:
Current assets	$—	$2
Property, plant and equipment, net	26	228
Total current assets held for sale	$26	$230

The following table presents the effects of the reclassifications in the previously presented balance sheet as of December 31, 2004 (in millions).

	As of December 31, 2004
	As Previously Presented	Reclassifications	As Presented
Assets:
Assets held for sale	$222	$8	$230
Property, plant and equipment, net	6,170	(8)	6,162

D. Price Risk Management Assets and Liabilities

The fair values of Mirant’s price risk management assets and liabilities, net of credit reserves, as of September 30, 2005 are included in the following table (in millions):

	Net Price Risk Management Assets/(Liabilities)
	Assets		Liabilities		Net Value at
	Current	Noncurrent	Current	Noncurrent	September 30, 2005
Electricity	$1,033	$121	$(1,687)	$(101)	$(634)
Natural Gas	384	27	(361)	(22)	28
Oil	64	11	(23)	—	52
Coal	23	21	(1)	(2)	41
Other, including credit reserve	(15)	—	—	—	(15)
Total	$1,489	$180	$(2,072)	$(125)	$(528)

Of the $528 million net value liability at September 30, 2005, a net price risk management liability of $246 million relates to the remainder of 2005, a net price risk management liability of $348 million relates to 2006 and a net price risk management asset of $66 million relates to periods thereafter.

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2005, was approximately eight months. The net notional amount of the price risk management assets and liabilities at September 30, 2005, was a net short position of approximately 11 million equivalent megawatt-hours (“MWh”).

Through our asset management activities, the Company enters into a variety of exchange-traded and OTC energy and energy-related derivative contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage its exposure to commodity price risk and changes in spark spreads. These derivatives have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument. The Company’s optimization trading activities also utilize similar contracts in markets where it has a physical presence to attempt to generate incremental gross margin. In addition, the Company’s legacy portfolio consists of a variety of energy and energy-related derivative and non-derivative contracts that have been determined to be no longer consistent with its asset management or optimization trading strategies.

For the third quarter of 2005, the Company recognized unrealized losses on asset management, optimization and legacy portfolios of $533 million in the unaudited condensed consolidated statements of operations as a component of gross margin. These unrealized losses primarily relate to forward power sales contracts used to economically hedge the Company’s North America generation portfolio and are the result of significant power price increases in the third quarter of 2005. A significant portion of these positions relate to the fourth quarter of 2005 and to 2006 and the losses are expected to reverse as the Company generates power and settles these positions in future periods.

For forward contracts physically settled, the unrealized loss will be reversed and the Company will also recognize and receive revenue based on the fixed price of the forward contract in the period that it delivers the power. For contracts financially settled, the Company will settle the contracts and separately recognize and receive the spot market price for power generated and delivered. The financial impact is the same in that the Company realizes the fixed price for which it previously contracted (through the use of a financial instrument to provide an economic hedge of its expected generation output).

The following table represents the net fair value of Mirant’s price risk management assets and liabilities by portfolio, net of credit reserves, as of September 30, 2005 (in millions):

Optimization	$12
Asset management	(579)
Legacy	39
Total	$(528)

E. Mirant Mid-Atlantic Operating Leases

In conjunction with the acquisition of certain assets from PEPCO, Mirant Mid-Atlantic has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years, respectively. In addition, Mirant Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be limited to 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. The Company is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $24 million and $75 million for the three and nine months ended September 30, 2005, respectively, as compared to $30 million and $78 million for the same periods in 2004. Because of the variability in the scheduled payment amounts over the lease term, the Company recognizes rental expense for these leases on a straight-line basis. As of September 30, 2005 and December 31, 2004, Mirant Mid-Atlantic had paid approximately $271 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized. A further $12 million of scheduled rent due on June 30, 2005 was funded through a draw made by the lease trustee on letters of credit arranged by the Company and recorded as prepaid rent in the condensed consolidated balance sheets. In addition to the regularly-scheduled rent payments, Mirant Mid-Atlantic paid an additional $5 million and $11 million as of September 30, 2005 and December 31, 2004, respectively, as required by the lease agreements. In September 2005, the lease trustees made an additional draw of $49 million prior to the letters of credit expiration in September 2005. This amount is recorded in funds on deposit in the condensed consolidated balance sheets.

As of September 30, 2005, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2.4 billion and the aggregate termination value for the leases was approximately $1.4 billion. Mirant Mid-Atlantic leases the Morgantown and the Dickerson baseload units from third party owner lessors that purchased the baseload units from PEPCO. These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

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

The operative documents relating to the leveraged leases contain certain covenants that restrict Mirant Mid-Atlantic and its “designated subsidiaries”—which term includes Mirant Chalk Point, LLC (“Mirant Chalk Point”), Mirant Peaker and Mirant Potomac River—including the following:

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

Mirant’s ability to pay its obligations, and the ability of Mirant Americas Generation and, upon formation, Mirant North America to pay their obligations, may be adversely affected in the event that Mirant Mid-Atlantic is unable to make distributions to Mirant North America. See “Management Discussion and Analysis—Liquidity and Capital Resources” for a discussion of the impact of the restricted payments test in the Mirant Mid-Atlantic leveraged leases.

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

•       any intercompany loans;

•       any indebtedness incurred to finance capital expenditures made to comply with law or to finance required improvements to either of the leased facilities covered by the leveraged lease; or

•       any indebtedness incurred by Mirant Mid-Atlantic and its subsidiaries (including any designated subsidiary) in an aggregate principal amount not to exceed $100 million (and with respect to any individual designated subsidiary, in an aggregate principal amount not to exceed $50 million);

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

The lease payment obligations of Mirant Mid-Atlantic are senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured obligations. Under the terms of the lease, Mirant Mid-Atlantic is responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants. The lease obligations of Mirant Mid-Atlantic are not obligations of its parent, Mirant Americas Generation, or, its indirect parent, Mirant, or any of its other affiliates. However, Mirant had arranged a letter of credit to provide for the rent payment reserve required in connection with this lease transaction in the event that Mirant Mid-Atlantic was unable to pay its lease payment obligations. The lease trustee drew $12 million from these letters of credit in the second quarter of 2005 and drew the remaining balance of $49 million in the third quarter of 2005.

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

The proposed Plan provides that, solely for purposes of the Plan, the Mirant Mid-Atlantic leases shall be treated as unexpired true leases under section 365 of the Bankruptcy Code. The proposed Plan further provides that on or before the effective date of the proposed Plan, the Mirant Mid-Atlantic leases will be assumed and all cure obligations and all obligations to provide adequate assurance of future performance will be satisfied as required by the Bankruptcy Code. Under the proposed Plan Mirant Mid-Atlantic will (i) assign the Mirant Mid-Atlantic leases to a legal entity that will be formed as a direct wholly-owned subsidiary of Mirant Mid-Atlantic (“MD Leaseco”) pursuant to section 365(f) of the Bankruptcy Code, and (ii) be relieved of any obligations under the Mirant Mid-Atlantic leases pursuant to section 365(k) of the Bankruptcy Code.

The Mirant Debtors believe that, with the possible limited exception of reimbursement of fees and expenses incurred by the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases, as of September 30, 2005, Mirant Mid-Atlantic was current with respect to all monetary obligations owing under the Mirant Mid-Atlantic leases. The owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases have informed the Mirant Debtors that they incurred approximately $20 million in the aggregate of fees and expenses in connection with the Chapter 11 cases and that each will seek to have its respective share reimbursed as part of cure obligations of Mirant Mid-Atlantic owing upon assumption of the leases. Mirant Mid-Atlantic disputes that the full amount of such fees and expenses is compensable appropriately under the terms of the leases and pursuant to applicable law. To the extent that the Bankruptcy Court determines that all or part of such fees and expenses is due and owing under the leases and applicable law, Mirant Mid-Atlantic will pay such amounts before or upon assumption of the leases. The Mirant Debtors believe that no other obligations are required to be cured as a condition to assumption of the leases. The owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases may assert that additional obligations remain owing or otherwise require cure. In such event, cure obligations of Mirant Mid-Atlantic will be subject to a determination of the Bankruptcy Court. Mirant Mid-Atlantic has reserved the right to seek alternative relief from the Bankruptcy Court, including a reconsideration of the recharacterization of the leases in the event Mirant Mid-Atlantic determines that such cure obligations are unduly burdensome. The impact of any of these events will be reflected in the Company’s financial statements if and when they occur.

Mirant Mid-Atlantic has taken the position that certain provisions relating to the creditworthiness of the lessee contained in the lease documentation are unenforceable under applicable bankruptcy law on and after the effective date of the proposed Plan, as to Mirant Mid-Atlantic and MD Leaseco as Mirant Mid-Atlantic’s assignee as de facto anti assignment clauses, provisions relating to the financial condition of the debtor and otherwise statutorily superseded by the debtor’s (and its assignee’s) obligation to provide adequate assurance of future performance upon assumption and assignment of the unexpired lease. These provisions (the “unenforceable covenants”), include the sections of the respective participation agreements relating to “qualifying credit support,” limitations on the incurrence of liens, limitations on the incurrence of indebtedness and limitations on the ability to make certain restricted payments, including dividends. Mirant Mid-Atlantic and MD Leaseco have reserved the right under the proposed Plan at any time, including after the effective date of the proposed Plan, to seek a determination that other provisions of the lease documentation are unenforceable under the Bankruptcy Code.

The Mirant Debtors anticipate that the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases will contest the assertions of the Mirant Debtors as to the unenforceability of the unenforceable covenants. In the event that the Bankruptcy Court were to determine that some or all of the unenforceable covenants are in fact enforceable against MD Leaseco upon assignment of the leases thereto, the Mirant Debtors have taken the position that as a result of such assignment, none of the unenforceable covenants will apply directly or indirectly to any entity that is not a wholly owned subsidiary of MD Leaseco, including Mirant Chalk Point, Mirant Potomac and Mirant Peaker. The Mirant Debtors anticipate that the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leases will dispute such conclusions.

In connection with entry of the confirmation order with respect to the proposed Plan, the Mirant Debtors intend to seek from the Bankruptcy Court certain findings of fact and conclusions of law, as appropriate, providing that (i) the Dickerson leases constitute a single integrated transaction, (ii) the Morgantown leases constitute a single integrated transaction, (iii) the above referenced sections of the relevant participation agreement in respect of the leases are unenforceable against Mirant Mid-Atlantic or MD Leaseco, as assignee, pursuant to sections 365 (b) (2), (e) (1) and/or (f) (1) of the Bankruptcy Code, (iv) upon assignment of the leases, Mirant Chalk Point, LLC, Mirant Peaker and Mirant Potomac or any other entity other than a wholly owned subsidiary of MD Leaseco shall not be considered “designated subsidiaries” or “subsidiaries” as such terms are used in the relevant participation agreement in respect of the leases, and (v) any failure of Mirant Mid-Atlantic and/or MD Leaseco to comply with the unenforceable covenants shall not constitute a default or event of default under any of the leases. Further, the Mirant Debtors would seek an order from the Bankruptcy Court providing that all parties to the Mirant Mid-Atlantic leases are permanently enjoined from taking any action or exercising any remedies against any other party to the leases on account of the Mirant Debtors’ and/or MD Leaseco’s failure to comply with the unenforceable covenants.

During the pendency of the chapter 11 cases, Mirant Mid-Atlantic has not made any distributions or other restricted payments and, thus, has not been required to determine and report the fixed charge coverage ratio (“FCCR”) under the Mirant Mid-Atlantic leases. The restricted payments test under the Mirant Mid-Atlantic lease documentation, described above under

“Restricted Payments”, includes a historical look-back of actual business performance as well as a look forward component of projected performance. Pursuant to the terms of the lease documentation, Mirant Mid-Atlantic is, subject to certain conditions, permitted to reserve cash in a current period and treat such cash as available for the payment of capital expenditures in a future period. In the event that the Bankruptcy Court determines that the restricted payments provisions are enforceable against Mirant Mid-Atlantic or MD Leaseco on and after the effective date of the proposed Plan, for the purposes of determining the historical FCCR under the restricted payments test, Mirant Mid-Atlantic intends to treat EBITDA generated and not distributed during the chapter 11 cases as being reserved in such period for the payment of capital expenditures in future periods. Furthermore, ambiguity exists as to whether certain sources of income (or loss), such as unrealized mark-to-market gains and losses, should be considered in determining “consolidated EBITDA,” which is a component of the FCCR under the participation agreements. The Mirant Debtors believe that the phrase “similar non-cash charges and reserves” as used in the definition of “consolidated EBITDA” is intended to deduct all non cash income (or loss) when calculating consolidated EBITDA under the participation agreement. The inclusion or exclusion of these non-cash charges materially impacts the calculated EBITDA. As of September 30, 2005, Mirant Mid-Atlantic would be unable to make distributions and other restricted payments if certain non-cash charges were included in the calculation. It is a condition of the commitment of the lenders for the proposed revolving credit facility for Mirant North America that such lenders shall have received certification that Mirant Mid-Atlantic is not prohibited and not projected to be prohibited from making distributions or dividends. The Mirant Debtors are seeking a determination of the Bankruptcy Court in connection with the entry of the confirmation order that the interpretations set forth in this paragraph are fair and appropriate. In the event that the restricted payments test is not revised and continues to apply to Mirant Mid-Atlantic, the Bankruptcy Court does not make the requested determinations and the unrealized losses are included in the calculation of the restricted payments tests, the Mirant Debtors may not be able to emerge from bankruptcy under the proposed Plan.

The Mirant Debtors and the owner lessors have engaged in active discussions regarding the settlement of all disputes between the parties, including all issues relating to the assumption and assignment of the Mirant Mid-Atlantic leases by Mirant Mid-Atlantic to MD Leaseco, the enforceability of the unenforceable covenants and Mirant Mid-Atlantic’s cure obligations and obligations to provide adequate assurance of future performance. To the extent the parties are unable to reach an affirmative agreement, to avoid the expense and risk associated with litigation of these complicated issues, the proposed Plan constitutes an offer of settlement by the Mirant Debtors, which, in light of the non-voting status of the owner lessors, will be deemed to have been accepted and consented to by the owner lessors unless confirmation of the proposed Plan is affirmatively objected to by any of the owner lessors. The terms of the proposed settlement include adequate assurance of future performance with respect to the Mirant Mid-Atlantic leases, (A) in lieu of assigning the leases to MD Leaseco, Mirant Mid-Atlantic will assume, affirm and agree to be bound from and after the effective date by the leases, including each section identified as an unenforceable covenant, except for (I) the restricted payments provisions shall be deemed to be unenforceable under sections 365(b)(2), (e)(1) and/or (f)(1) of the Bankruptcy Code, provided that in lieu thereof Mirant Mid-Atlantic will agree to be bound by the provisions thereof subject to (aa) the threshold of the “fixed charge coverage ratio” being lowered, (bb) “consolidated EBITDA” as used therein shall have the same meaning as set forth in the relevant documentation, except that the word “similar” shall be deleted, (cc) Mirant Mid-Atlantic may treat “consolidated EBITDA” generated and not distributed during the chapter 11 cases as being specifically reserved in such period for the payment of “capital expenditures” in future periods, and (dd) Mirant Mid-Atlantic may make restricted payments based upon the “fixed charge coverage ratios” for the most recently ended four full fiscal quarters for which financial statements are available, and (II) the provisions with respect to qualifying credit support in the lease documentation, shall be deemed to be unenforceable under sections 365(b)(2), (e)(1) and/or (f)(1) of the Bankruptcy Code, provided that in lieu thereof Mirant Mid-Atlantic will agree to be bound by the provisions thereof except that an irrevocable, unconditional, collateralized stand by letter of credit shall also constitute “qualifying credit support” as such term is used therein; and (B) as set forth in the proposed Plan, the Mirant Americas Series A Preferred Shares will be contributed to Mirant Mid-Atlantic.

If an affirmative agreement is reached, which agreement may differ materially from the proposed settlement set forth herein, Mirant Mid-Atlantic will seek appropriate approval of such agreement at or before the confirmation hearing and such agreement shall be deemed to be incorporated into the proposed Plan. Mirant Mid-Atlantic reserved the right to alter the structure of the proposed settlement, provided that such alteration does not have a material negative economic impact on the owner lessors as compared with the current proposed settlement structure, including providing for Mirant Mid-Atlantic to assume and assign the leases to MD Leaseco and to contribute all of its assets to MD Leaseco, including all of Mirant Mid-Atlantic’s equity interests in Mirant Chalk Point, Mirant Potomac River and Mirant Peaker and providing for each to be considered a “designated subsidiary” or “subsidiary” under the leases.

The owner lessors and indenture trustee for the leases have not consented to, and oppose the proposals for assuming and assigning the leases under the proposed Plan. Such parties contend that, pursuant to section 365 of the Bankruptcy Code, the leases cannot be assumed and assigned in accordance with the Mirant Debtors’ proposal. The owner lessors and indenture trustee for the leases believe that the subject power plants are a critical component of the proposed Plan in that the proposed Plan assumes that the power plants will continue to be operated by Mirant Mid-Atlantic or its assignee post-confirmation. Further, the owner lessors and indenture trustee for the leases contend that Mirant Mid-Atlantic can perform all of its obligations under the leases pursuant to their present terms, including the terms and provisions which Mirant Mid-Atlantic seeks pursuant to the proposed Plan to eliminate or otherwise preclude the owner lessors and indenture trustee for the leases from enforcing pursuant to the proposed Plan. If the Bankruptcy Court does not permit Mirant Mid-Atlantic to assume and assign the leases pursuant to the terms and conditions proposed in the proposed Plan, or the Mirant Debtors and the owner lessors and indenture trustee for the leases do not reach an agreement on the terms and conditions of assumption, or assumption and assignment of the leases, confirmation of the proposed Plan may not be possible.

F. Debt

Jamaica Public Service Company Limited Debt

Jamaica Public Service Company Limited is in the process of renegotiating its purchased power agreement with Jamaica Energy Partners. The current agreement is treated as an operating lease with Jamaica Public Service Company Limited as the lessee. The current agreement is being renegotiated to extend the term another 20 years and to include a new unit that is expected to be completed in January 2006. The Company expects that the renegotiated agreement will be accounted for as a capital lease and that its total obligations over the term of the agreement will be approximately $347 million. The Company expects the agreement to be signed in late 2005.

Mirant Grand Bahama Limited Debt

Mirant Grand Bahama Limited is negotiating a new six year credit facility with the lender under its existing maturing credit facility. The lender has granted an extension of the maturity date of the existing facility from August 15, 2005 until November 15, 2005.

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

On January 14, 2005, Mirant and certain of its subsidiaries entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with Pacific Gas and Electric Company (“PG&E”), Southern California Edison Company (“SCE”), San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. The California Settlement was approved by the FERC on April 13, 2005 and became effective April 15, 2005 upon its approval by the Bankruptcy Court. The California Settlement results in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000 through June 20, 2001 and (3) in any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released Mirant and its subsidiaries from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998 through July 14, 2003. Also, the California Parties will assume the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside of the Refund Period and

(2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

FERC Show Cause Proceeding Relating to Trading Practices:   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation, that a FERC staff report issued on March 26, 2003 identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000 and June 20, 2001 that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to selling of ancillary services, which is discussed below. In a November 14, 2003 order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services (the “Ancillary Amount”). The Trading Settlement Agreement, as amended, must be approved by the FERC and the Bankruptcy Court to become effective. On April 15, 2005 the California Settlement became effective, and, as a result, the California Parties withdrew their opposition to the Trading Settlement Agreement as amended and supported approval of the Trading Settlement Agreement as proposed by the Mirant entities that are parties to that agreement and the FERC Trial Staff without change or modification. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties have filed motions for rehearing with the FERC, which motions remain pending.

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

In November 2002, the plaintiffs filed an amended complaint that added as defendants Southern, the directors of Mirant immediately prior to its initial public offering of stock, and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act of 1933, alleging that the registration statement and prospectus for the initial public offering of Mirant’s stock misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company’s California business activities but allowed the case to proceed on the plaintiffs’ other claims. This action is stayed as to Mirant by the filing of its Chapter 11 proceeding. On November 19, 2003, the Bankruptcy Court entered an order staying this action also with respect to the other defendants to avoid the suit’s impeding Mirant’s ability to reorganize or having a negative effect upon Mirant’s assets. The Bankruptcy Court has modified the stay to allow the plaintiffs to proceed with discovery of documentary materials from Mirant and the other defendants. On December 11, 2003, the plaintiffs filed a proof of claim against the estate of Mirant, which was subsequently withdrawn on or about October 10, 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action.

Under a master separation agreement between Mirant and Southern, Mirant is to indemnify Southern for any losses arising out of any acts or omissions by Mirant and its subsidiaries in the conduct of the business of Mirant and its subsidiaries. The underwriting agreements between Mirant and the various firms added as defendants that were underwriters for the initial public offering by the Company also provide for Mirant to indemnify such firms against any losses arising out of any acts or omissions by Mirant and its subsidiaries.

Shareholder Derivative Litigation:   Four purported shareholders’ derivative suits have been filed against Mirant, its directors and certain officers of the Company. Two of those suits have been consolidated. These lawsuits allege that the directors breached their fiduciary duty by allowing the Company to engage in alleged unlawful or improper practices in the California energy markets in 2000 and 2001. The Company practices alleged in these lawsuits largely mirror those alleged with respect to the Company’s activities in California in the shareholder litigation discussed above. One suit also alleges that the defendant officers engaged in insider trading. The complaints seek unspecified damages on behalf of the Company, including attorneys’ fees, costs and expenses and punitive damages. These actions are stayed as to Mirant by the filing of its Chapter 11 proceeding. The plaintiffs have not filed a claim in the Bankruptcy Court against the Company. On November 19, 2003, the Bankruptcy Court entered an order staying these actions also with respect to the individual defendants to avoid the suits impeding Mirant’s ability to reorganize or having a negative effect upon Mirant’s assets. On December 8, 2003, the court in one of the derivative suits, the Cichocki suit, took notice of the Bankruptcy Court’s Order dated November 19, 2003 staying the litigation and administratively closed the action.

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

On November 3, 2004, the Mirant Debtors objected to the Supplemental Claims against Mirant Americas Generation and the other Mirant entities on the grounds that: (1) Lehman and Wells Fargo lack standing to pursue the Supplemental Claims, which are derivative claims belonging to each respective Mirant Debtor’s estate; (2) there is no factual basis for any of the “potential” causes of action against Mirant Americas Generation and no basis whatsoever for the claims against any other Mirant entities; and (3) the Supplemental Claims are duplicative and contingent. In addition to the objection, the Mirant Debtors also filed a motion to dismiss the Supplemental Claims on the basis that the Supplemental Claims do not allege any independent harm to Lehman and Wells Fargo and assert nothing more than derivative claims belonging to the Mirant Debtors’ estates that cannot be asserted by Lehman and Wells Fargo. The Bankruptcy Court issued an order on April 12, 2005, ruling that (A) the Supplemental Claims will be withdrawn without prejudice, (B) the date set by the Bankruptcy Court by which claims against the Mirant Debtors must be filed not to be barred is extended for the Supplemental Claims, to the extent that they are not property of the estates of or derivative of a Mirant Debtor (the “Withdrawn Claims”), through the date of confirmation of a plan in the Mirant Debtors’ Chapter 11 proceedings, (C) to the extent the Supplemental Claims are derivative, the rights of Lehman, Wells Fargo or any other party in interest to assert the Supplemental Claims or any issue relating thereto in connection with the confirmation of a plan of reorganization would be preserved and (D) the rights of Lehman, Wells Fargo and the Mirant Americas Generation Committee to seek leave to assert the Supplemental Claims would be preserved.

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

Mirant Americas Generation and the plaintiff have entered into a stipulation of settlement of the Wisniak suit and the claim filed against Mirant Americas Generation that was approved by the Bankruptcy Court on January 19, 2005. Under the terms of the stipulation of settlement, the plaintiff will seek certification of a class by the district court that will receive $2.25 million to be paid by insurers for Mirant Americas Generation and an allowed, unsecured claim for $2 million against Mirant subordinated to the claims of its other unsecured creditors. On September 6, 2005 the district court entered an order approving the settlement and dismissing the action.

U.S. Government Inquiries

Department of Justice Inquiries:   In November 2002, Mirant received a subpoena from the Department of Justice (“DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and we have held preliminary discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodities Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it makes findings, which are neither admitted or denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. The DOJ could decide that further action against the

Company is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and the Company could agree to a disposition that might involve undertakings or fines, the amount of which cannot be reasonably estimated at this time but which could be material. The Company has fully cooperated with the DOJ and intends to continue to do so.

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

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and Mirant Mid-Atlantic’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company subsidiary owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) have objected to the proposed consent decree in the Bankruptcy Court and filed a motion to intervene in the district court action. The Owners/Lessors argue that the consent decree unjustly imposes financial hardships on them and significantly affects the economic value of the Morgantown and Dickerson plants by requiring capital investments to install pollution control equipment and imposing significant operating limitations.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserts that emissions from the Potomac River plant exceed national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), and particulate matter. The City of Alexandria also contends based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state emission standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The results of the computer modeling analysis showed that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. In response to a directive from the Virginia DEQ, Mirant Potomac River temporarily shut down the Potomac River plant on August 24, 2005 pending identification and implementation of modifications to the plant or its operations, which modifications could be material. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. The financial and operational implications of the discontinued or limited operation of the Potomac River plant or any such modifications are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

City of Alexandria Nuisance Suit.   On October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and Mirant Mid-Atlantic in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, fly ash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees.

Mirant NY-Gen Pipeline Leak.   In the fall of 2003, Mirant NY-Gen discovered a leaking underground pipeline at the Hillburn generating facility in Ramapo, New York. The underground line was used for supplying kerosene fuel to the gas turbines located on site. After confirmatory testing revealed a potential leak, the line was removed from service and plans were undertaken to excavate and sample portions of the line to determine the extent of the line damage and the possible soil contamination. Upon initial discovery, the leak was reported to the New York State Department of Environmental Conservation (“NYSDEC”) and the Rockland County Health Department. In the summer of 2004 soil contamination was discovered and a subsequent testing of portions of the line revealed a small hole.

On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, to pay all costs relating to the cleanup (including all costs incurred by the NYSDEC), and to pay a civil penalty in the amount of $100,000. On August 1, 2005, Mirant NY-Gen and the NYSDEC entered into a consent order regarding the remediation of the pipeline leak. That consent order requires Mirant NY-Gen to (1) determine to what extent, if any, the leak impacted the groundwater in the area of the Hillburn facility and (2) design and install equipment to remediate impacted soil and groundwater. Mirant NY-Gen and the NYSDEC entered into a second consent order on September 15, 2005 to address penalties and cost reimbursement to the NYSDEC relating to the remediation of the pipeline leak. Under the September 15, 2005 consent order, Mirant NY-Gen will (1) pay a penalty of $50,000, (2) reimburse the NYSDEC for costs to date and future costs in an amount not to exceed $20,000 and (3) pay costs associated with an independent, third-party environmental audit of the Hillburn facility, which is expected to cost approximately $35,000. The consent orders were approved on September 22, 2005.

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

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violates Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

PEPCO Assertion of Breach of Local Area Support Agreement

Following the shut down of the Potomac River plant on August 24, 2005, Mirant Potomac River notified PEPCO on August 30, 2005 that it considered the circumstances resulting in the shut down of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000 between PEPCO and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give PEPCO several years advance notice of any indefinite or permanent shutdown of the plant, and to pay all or a portion of certain costs incurred by PEPCO for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, PEPCO notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Mirant Potomac River disputes PEPCO’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that result in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. If Mirant Potomac River were to apply for and receive a special use permit for the plant, the City Council would likely impose various conditions and stipulations as to the permitted use of the plant and seek to limit the period for which it could continue to operate.

At its December 18, 2004 meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until the final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. On July 7, 2005, the Circuit Court for the City of Alexandria entered a consent order agreed to by the City of Alexandria and Mirant Potomac River in the suit described in the next paragraph that extends through October 17, 2005 the period within which Mirant Potomac River may file an application for the necessary special use permits. The City of Alexandria and Mirant Potomac River have submitted to the court for its approval another consent order that would further extend that time period to January 31, 2006.

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

New York Tax Proceedings

The Company’s subsidiaries that own generating plants in New York are or were (in the settled proceedings discussed below) the petitioners in 41 proceedings (“Tax Certiorari Proceedings”) initially brought in various New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2003. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2003. Mirant NY-Gen (collectively with Mirant Bowline and Mirant Lovett, the “New York Debtors”) has settled its tax certiorari proceedings with respect to the combustion turbine and hydroelectric facilities it owns for each of the years 2000 through 2003. If the remaining Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

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

Collectively, the New York Debtors have not paid approximately $62 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003 and January 30, 2004, and approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004 and January 30, 2005, and approximately $45 million assessed by local taxing authorities on the generating facilities for 2005 that fell due on September 30, 2005, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, January 30, 2005 and September 30, 2005 could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

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

Other Contingencies

On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response to finding the sinkhole, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level by 40 feet, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam through a hole in the penstock. The dam is currently stabilized, but is in need of additional repairs before lake levels can be restored to normal. Mirant NY-Gen currently expects to spend approximately $11 million in order to properly repair the dam, but the cost of the repairs could be in excess of this amount. It expects these repairs to be complete by the second quarter of 2006. Mirant NY-Gen currently expects to recover insurance proceeds equal to a significant portion of these repair costs. As a result of the sinkhole, Mirant NY-Gen was required to perform and provide to the FERC a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the down stream consequences of a rain event resulting in a greater than the maximum capacity event. The flood study found that under the very extreme weather conditions assumed for the study (which included rainfall over a short period in amounts well in excess of the highest rainfall amounts recorded for such a period historically), the water flowing into the reservoirs could cause the level of the reservoirs to exceed the height of the dams at Mirant NY-Gen’s hydro facilities, leading to downstream flooding. Mirant NY-Gen is evaluating the results of the flood study and determining what modifications may be warranted to its hydro facilities based on those results. The costs of such modifications, if any are necessary, are unknown at this time, but could be significant. Mirant NY-Gen may remain in Chapter 11 until these matters are resolved.

Enron Bankruptcy Proceedings

Since December 2, 2001, Enron and a number of its subsidiaries have filed for bankruptcy. Mirant has filed formal claims in the Enron bankruptcy proceedings. The Company currently estimates it will recover approximately $22 million as part of Enron’s approved plan of reorganization. Upon ultimate receipt of these amounts, the Company expects to record a gain of approximately $17 million. In October 2005, the Company received approximately $3 million in distributions on certain of its claims.

H. Earnings (Loss) Per Share

Mirant calculates basic earnings (loss) per share by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to dilutive potential common shares, including stock options, convertible notes and debentures and convertible trust preferred securities. The following table shows the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(Loss) income from continuing operations	$(1,518)	$43	$(1,521)	$159
Income (loss) from discontinued operations	3	(11)	7	(65)
Net (loss) income	$(1,515)	$32	$(1,514)	$94
Basic and Diluted:
Weighted average shares outstanding	405.5	405.5	405.5	405.5
(Loss) earnings per share from:
Continuing operations	$(3.75)	$0.11	$(3.75)	$0.39
Discontinued operations	0.01	(0.03)	0.02	(0.16)
Net (loss) income per share	$(3.74)	$0.08	$(3.73)	$0.23

The following potential common shares were excluded from the earnings per share calculations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Out-of-the-money options	14.9	16.6	15.2	18.2
Shares issuable upon conversion of convertible debt	58.6	58.6	58.6	58.6
Shares issuable upon conversion of convertible trust preferred securities	12.5	12.5	12.5	12.5
Total	86.0	87.7	86.3	89.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(1,515)	$32	$(1,514)	$94
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1)	(3)	(3)	(9)
Pro forma net (loss) income	$(1,516)	$29	$(1,517)	$85
(Loss) income per share:
Basic as reported	$(3.74)	$0.08	$(3.73)	$0.23
Basic pro forma	$(3.74)	$0.07	$(3.74)	$0.21
Diluted as reported	$(3.74)	$0.08	$(3.73)	$0.23
Diluted as pro forma	$(3.74)	$0.07	$(3.74)	$0.21

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

Financial Data by Segment
(in millions)

Three Months Ended September 30, 2005:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$558	$120	$—	$678
Integrated utilities and distribution	—	202	—	202
Total operating revenues	558	322	—	880
Cost of fuel, electricity and other products	594	123	—	717
Gross Margin	(36)	199	—	163
Operating Expenses:
Operations and maintenance	176	76	(3)	249
Depreciation and amortization	42	30	4	76
Impairment losses and restructuring charges	2	—	1	3
Loss on sales of assets, net	2	—	—	2
Total operating expenses	222	106	2	330
Operating (Loss) Income	$(258)	$93	$(2)	(167)
Other expense, net				(1,179)
Loss from Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				(1,346)
Reorganization items, net				109
Provision for income taxes				56
Minority interest				7
Loss from Continuing Operations				$(1,518)
Total assets at September 30, 2005	$9,820	$4,721	$(1,659)	$12,882

Nine Months Ended September 30, 2005:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$1,788	$364	$—	$2,152
Integrated utilities and distribution	—	543	—	543
Total operating revenues	1,788	907	—	2,695
Cost of fuel, electricity and other products	1,361	319	—	1,680
Gross Margin	427	588	—	1,015
Operating Expenses:
Operations and maintenance	536	212	(15)	733
Depreciation and amortization	125	92	13	230
Impairment losses and restructuring charges	12	—	1	13
Loss (gain) on sales of assets, net	29	(2)	—	27
Total operating expenses	702	302	(1)	1,003
Operating (Loss) Income	$(275)	$286	$1	12
Other expense, net				(1,222)
Loss from Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				(1,210)
Reorganization items, net				203
Provision for income taxes				88
Minority interest				20
Loss from Continuing Operations				$(1,521)
Total assets at September 30, 2005	$9,820	$4,721	$(1,659)	$12,882

Three Months Ended September 30, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$857	$117	$—	$974
Integrated utilities and distribution	—	147	—	147
Total operating revenues	857	264	—	1,121
Cost of fuel, electricity and other products	510	74	—	584
Gross Margin	347	190	—	537
Operating Expenses:
Operations and maintenance	148	74	17	239
Depreciation and amortization	42	30	5	77
Impairment losses and restructuring charges	3	(1)	7	9
Loss on sales of assets, net	65	—	—	65
Total operating expenses	258	103	29	390
Operating Income	$89	$87	$(29)	147
Other expense, net				(20)
Income from Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				127
Reorganization items, net				62
Provision for income taxes				17
Minority interest				5
Income from Continuing Operations				$43
Total assets at December 31, 2004	$9,354	$4,730	$(2,660)	$11,424

Nine Months Ended September 30, 2004:

	North America	International	Corporate and Eliminations	Consolidated
Operating Revenues by Product and Service:
Generation	$2,796	$356	$—	$3,152
Integrated utilities and distribution	—	417	—	417
Total operating revenues	2,796	773	—	3,569
Cost of fuel, electricity and other products	1,874	211	—	2,085
Gross Margin	922	562	—	1,484
Operating Expenses:
Operations and maintenance	531	215	(12)	734
Depreciation and amortization	125	91	15	231
Impairment losses and restructuring charges	6	—	10	16
Loss on sales of assets, net	50	—	—	50
Total operating expenses	712	306	13	1,031
Operating Income	$210	$256	$(13)	453
Other expense, net				(36)
Income from Continuing Operations Before Reorganization Items and Income Taxes and Minority Interest				417
Reorganization items, net				192
Provision for income taxes				49
Minority interest				17
Income from Continuing Operations				$159
Total assets at December 31, 2004	$9,354	$4,730	$(2,660)	$11,424

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

On January 19, 2005, we filed our initial proposed plan of reorganization with the Bankruptcy Court, which we amended on March 25, 2005. On September 7, 2005 the Mirant Debtors reached an agreement with a number of the key constituencies in their Chapter 11 case, including all three Statutory Committees, regarding the terms upon which the Mirant Debtors will emerge from bankruptcy protection. A Second Amended Plan and a Second Amended Disclosure Statement were filed on September 22, 2005, which was subsequently updated on September 30, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. On September 30, 2005, the Bankruptcy Court approved the Disclosure Statement and authorized its use in connection with the solicitation of votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan. At this time, we are unable to predict the timing of our emergence from bankruptcy protection.

Our financial results for the three and nine months ended September 30, 2005 reflect the impact of sharply higher energy prices, particularly during the third quarter when hurricane activity and above normal temperatures in the Eastern United States caused fuel prices and power prices to rise drastically. Specifically, for the quarter our results include:

•       $470 million of unrealized losses, primarily attributable to forward economic hedge positions of our U.S. generating assets. As power prices increased in the third quarter, we recognized losses on short power positions used to hedge the expected output of our power plants. A significant portion of these positions relate to the fourth quarter of 2005 and to 2006 and the losses are expected to reverse as we generate power and settle these positions in future periods;

•       $697 million of cash used to collaterize our economic hedge positions noted above, which reduced operating cash flow in 2005. Similar to the income statement effect of these hedge positions, the collateral flow is expected to reverse in later periods as these positions settle in future periods, resulting in increased operating cash flow in such periods. As of September 30, 2005, we had approximately $969 million of cash and drawn letters of credit, as well as $7 million in pre-petition letters of credit and $60 million in debtor-in-possession letters of credit, being utilized to secure energy trading and marketing activities and had approximately $1.1 billion of additional cash and lines of credit available for ongoing liquidity needs.

Excluding the above described financial effect of unrealized economic hedges, our North America segment performed better in the third quarter of 2005 compared to the same period in 2004. We achieved a $114 million increase in realized gross margin that stems from higher energy prices, increased generation volumes, and above normal temperatures in the Eastern United States in the summer of 2005.

Our International segment operating income was $6 million higher for the third quarter of 2005 compared to the same period in 2004. The improved 2005 financial performance stems from the impact of higher sales volumes in the Caribbean and a rate increase in our Philippine energy supply business. Despite improved financial performance in 2005, high oil prices have slowed sales growth and contributed to increased line losses in Jamaica.

In the third quarter of 2005, we recognized $1.2 billion of interest on liabilities subject to compromise for the period from the Petition Date through September 30, 2005. We determined that it was probable that contractual interest on liabilities subject to compromise from the Petition Date would be incurred for certain claims expected to be allowed under the Plan. The interest amount was calculated based on the provisions of the proposed Plan. See Note B for additional discussion of the proposed Plan.

Financial Performance

We reported an operating loss of $167 million and operating income of $12 million for the three and nine months ended September 30, 2005, respectively, compared to operating income of $147 million and $453 million for the same periods in 2004. The $314 million and $441 million decreases in operating income, respectively, are detailed as follows (in millions):

	Favorable/(Unfavorable)
	Three Months Ended September 30,	Nine Months Ended September 30,
Gross margin(1)	$(374)	$(469)
Operations and maintenance	(10)	1
Depreciation and amortization	1	1
Other impairment losses and restructuring charges	6	3
Loss on sales of assets, net(2)	63	23
Change in operating income	$(314)	$(441)

(1)          For the three and nine months ended September 30, 2005 and 2004, our gross margin included the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Realized gross margin	$633	$459	$174	$1,406	$1,107	$299
TPA amortization	—	51	(51)	9	284	(275)
Unrealized gross margin:
Unrealized (losses) gains on PPAs	63	4	59	101	152	(51)
Net unrealized gains (losses) on asset management, optimization and legacy portfolios	(533)	23	(556)	(501)	(59)	(442)
Net unrealized gross margin	(470)	27	(497)	(400)	93	(493)
Total gross margin	$163	$537	$(374)	$1,015	$1,484	$(469)

(2)          For the three months ended September 30, 2004, we had a loss on sales of assets, net of $65 million related to the sale of three natural gas combustion turbines. For the nine months ended

September 30, 2005, we had a $27 million loss on sales of assets, net primarily related to the suspended construction projects that we sold or expect to sell. For the nine months ended September 30, 2004, we had a loss on sales of assets, net of $50 million, primarily related to the sale of three natural gas combustion turbines offset by a gain on the sale of our remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts.

Results of Operations

The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

North America

Our North America segment consists primarily of power generation (approximately 14,000 MW of generating capacity) and energy trading and marketing activities managed as a combined business.

The following table summarizes the operations of our North America segment for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Gross margin	$(36)	$347	$(383)	$427	$922	$(495)
Operating expenses:
Operations and maintenance	176	148	28	536	531	5
Depreciation and amortization	42	42	—	125	125	—
Impairment losses and restructuring charges	2	3	(1)	12	6	6
Loss on sales of assets, net	2	65	(63)	29	50	(21)
Total operating expenses	222	258	(36)	702	712	(10)
Operating (loss) income	$(258)	$89	$(347)	$(275)	$210	$(485)

The following table summarizes gross margin by region for our North America segment for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mirant Americas Generation:
Mid-Atlantic	$(99)	$107	$(206)	$120	$298	$(178)
Northeast	(113)	101	(214)	8	202	(194)
West and other	38	51	(13)	100	135	(35)
Total Mirant Americas Generation	(174)	259	(433)	228	635	(407)
Other North America generation	99	69	30	173	145	28
TPA amortization	—	51	(51)	9	284	(275)
Other, including TPAs and PPAs	39	(32)	71	17	(142)	159
Total	$(36)	$347	$(383)	$427	$922	$(495)

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for our North America segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mirant Americas Generation:
Mid-Atlantic	57%	48%	9%	44%	46%	(2)%
Northeast	40%	30%	10%	34%	35%	(1)%
West	21%	22%	(1)%	14%	20%	(6)%
Other North America generation	25%	18%	7%	16%	15%	1%
Total North America	37%	27%	10%	28%	30%	(2)%

The following table summarizes power generation volumes by region for our North America segment for the three and nine months ended September 30, 2005 and 2004 (in gigawatt hours):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Mirant Americas Generation:
Mid-Atlantic	5,331	4,530	801	12,420	12,976	(556)
Northeast	2,712	2,062	650	6,843	7,089	(246)
West	1,322	1,394	(72)	2,583	3,782	(1,199)
Other North America generation	2,257	1,598	659	4,404	3,983	421
Total North America	11,622	9,584	2,038	26,250	27,830	(1,580)

Three Months ended September 30, 2005 versus 2004

Gross Margin.   Our gross margin decreased by $383 million for the three months ended September 30, 2005 compared to the same period for 2004. The following table details gross margin by realized and unrealized margin for the three months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mirant Americas Generation:
Mid-Atlantic	$174	$(273)	$(99)	$135	$(28)	$107
Northeast	81	(194)	(113)	55	46	101
West and other	41	(3)	38	50	1	51
Total Mirant Americas Generation	296	(470)	(174)	240	19	259
Other North America generation	98	1	99	75	(6)	69
TPA amortization	—	—	—	51	—	51
Other, including TPAs and PPAs	40	(1)	39	(46)	14	(32)
Total	$434	$(470)	$(36)	$320	$27	$347

The following table summarizes the change in realized and unrealized gross margin for the three months ended September 30, 2005 compared to same period in 2004 (in millions):

	Increase/(Decrease) for Three Months Ended September 30, 2005 versus 2004
	Realized	Unrealized	Total
Mirant Americas Generation:
Mid-Atlantic	$39	$(245)	$(206)
Northeast	26	(240)	(214)
West and other	(9)	(4)	(13)
Total Mirant Americas Generation	56	(489)	(433)
Other North America generation	23	7	30
TPA amortization	(51)	—	(51)
Other, including TPAs and PPAs	86	(15)	71
Total	$114	$(497)	$(383)

•       During the three months ended September 30, 2005, most of our generating facilities had increased realized gross margin primarily due to higher energy prices which contributed to wider conversion spreads. In addition, our volumes increased due to warmer weather in the third quarter of 2005 that increased demand. This increase in energy demand allowed certain cycling and peaking generating units to run more in 2005.

•       We also recorded significant unrealized losses on power sales contracts for future periods used to economically hedge our future generation due to large price increases on short power positions during the period. A significant portion of these positions relate to the fourth quarter of 2005 and to 2006 and the losses are expected to reverse as we generate power and settle these positions in future periods. For forward contracts physically settled, the unrealized loss will be reversed and we will also recognize and receive revenue based on the fixed price of the forward contract in the period that we deliver the power. For contracts financially settled, we will settle the contracts and separately recognize and receive the spot market price for power generated and delivered. The financial impact is the same in that we realize the fixed price for which we previously contracted (through the use of a financial instrument to provide an economic hedge of our expected generation output).

•       Mid-Atlantic operations gross margin decreased $206 million primarily due to the following:

•        An increase of $39 million in realized gross margin primarily due to higher commodity prices and 18% higher generation volumes. Conversion spreads were wider in 2005 due to warmer weather in this region and the impact of hurricane activity on natural gas prices used to fuel power plants. Significant components of the $39 million increase are as follows:

•       An increase of $267 million related to higher spot market prices for electricity. Average peak prices in the Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”) market increased by 116% and off-peak prices increased by 82%.

•       An increase of $17 million due to higher prices for ancillary services.

•       An increase of $7 million due to higher generation volumes.

•       A decrease of $182 million related to the settlement of electricity contracts used to economically hedge our generation output during this period. This reflects the increase in spot market prices mentioned above coupled with our strategy of hedging a large portion of our expected generation.

•       A decrease of $61 million related to higher unit prices for fuel. This includes the impact of a change in the mix of generation, with the wider conversion spreads resulting in gas and oil fired generation increasing in greater proportion than coal fired generation.

•       A decrease of $6 million due to realized economic hedging of gas and oil.

•       A decrease of $3 million due to lower prices for capacity.

•        A decrease of $245 million related to unrealized losses from derivative instruments utilized to economically hedge expected generation in future periods.

•       Our Northeast operations gross margin decreased by $214 million primarily due to the following:

•        An increase of $26 million in realized gross margin primarily due to higher power prices, net of losses on power hedges, exceeding the impact of higher fuel prices, net of gains on fuel hedges. Significant components of the $26 million increase were as follows:

•       An increase of $135 million related to higher spot market prices for electricity. Peak prices in the spot markets for power increased an average of 92% and off-peak power prices increased by an average of 75%.

•       An increase of $29 million due to settlements on contracts to economically hedge our fuel costs during the period.

•       An increase of $5 million related to adjustments received from the ISO in the current period related to 2000-2003.

•       An increase of $5 million due to the receipt of insurance proceeds related to an outage at the Bowline facility in 2004.

•       An increase of $4 million related to capacity income earned under a new reliability-must-run (“RMR”) contract for our Kendall facility.

•       A decrease of $80 million related to the settlement of electricity contracts used to economically hedge our generation output during the period. This reflects the increase in spot market prices mentioned above coupled with our strategy of hedging a large portion of our generation.

•       A decrease of $69 million related to higher unit prices for fuel. This includes the impact of a change in the mix of generation, with the wider conversion spreads resulting in gas and oil fired generation increasing in greater proportion than coal fired generation.

•       A decrease of $5 million due to lower capacity prices.

•        A decrease of $240 million related to net unrealized losses on derivative instruments utilized to economically hedge expected generation in future periods.

•       Our West and other operations gross margin decreased by $13 million primarily due to the following:

•        A decrease of $9 million in realized gross margin which includes the following significant components:

•       An increase of $4 million in tolling revenue in Texas due to the full quarter impact in 2005 of a tolling agreement entered into in August 2004.

•       A decrease of $11 million due to the expiration of an RMR contract for one of our California generation facilities and a reduction in the amounts received for the remaining facilities, partially offset by capacity income received under a new tolling agreement.

•       A decrease of $3 million as a result of lower gains on settlements of power hedges and merchant generation activity.

•        A decrease of $4 million related to net unrealized losses on derivative instruments.

•       Our other North America generation gross margin increased by $30 million primarily due to the following:

•        An increase of $23 million in realized gross margin which includes the following significant components:

•       An increase of $48 million related to higher spot market prices for electricity and increases in generation volumes.

•       An increase of $11 million due to higher tolling and capacity payments.

•       An increase of $4 million related to reduced emissions expenses.

•       An increase of $3 million due to gas sales.

•       An increase of $2 million due to higher prices for ancillary services.

•       A decrease of $31 million due to higher fuel prices and increased generation.

•       A decrease of $9 million related to realized losses on power hedges.

•       A decrease of $7 million due to realized losses on fuel hedges.

•        An increase of $7 million related to lower unrealized losses on derivative instruments in the three months ended September 30, 2004.

•       Non-cash revenue related to the amortization of the transition power agreements (“TPAs”) decreased by $51 million due to the expiration of one TPA in June 2004 and the remaining TPA in January 2005.

•       Other gross margin increased by $71 million primarily due to the following:

•        An increase of $15 million in realized margin due to the expiration of the remaining TPA.

•        A decrease of $15 million in net unrealized losses primarily relating to the PPAs with PEPCO, contracts used to economically hedge the PPAs and oil contracts.

•        An increase of $71 million primarily related to lower realized losses on the PPAs with PEPCO and to gross margin from trading and marketing activities.

Operating Expenses.   Our operating expenses decreased by $36 million for the three months ended September 30, 2005 compared to the same period in 2004. The following factors were responsible for the changes in operating expenses:

•       An increase of $28 million in operations and maintenance expense primarily due to:

•        An increase of $3 million in corporate costs allocated to the North America segment in 2005. Corporate expenses allocated were $33 million in 2005 compared to $30 million in 2004.

•        An increase of $11 million related to maintenance and repair costs in part due to higher generation volumes and other operating expenses.

•        An increase of $18 million due to a $10 million reduction in the reserve related to receivables from Enron and $8 million of property tax settlements related to certain California and New York generation assets in 2004.

•        A decrease of $5 million due to additional rent expense in 2004 for our Morgantown and Dickerson baseload units.

•       A decrease in loss on sales of assets, net of $63 million. A loss on sales of assets, net of $65 million in 2004 relates to the sale of three natural gas combustion turbines.

Nine Months ended September 30, 2005 versus 2004

Gross Margin.   Our gross margin decreased by $495 million for the nine months ended September 30, 2005 compared to the same period for 2004. The following table details gross margin by realized and unrealized margin for the nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mirant Americas Generation:
Mid-Atlantic	$383	$(263)	$120	$393	$(95)	$298
Northeast	189	(181)	8	154	48	202
West and other	102	(2)	100	133	2	135
Total Mirant Americas Generation	674	(446)	228	680	(45)	635
Other North America generation	171	2	173	165	(20)	145
TPA amortization	9	—	9	284	—	284
Other, including TPAs and PPAs	(27)	44	17	(300)	158	(142)
Total	$827	$(400)	$427	$829	$93	$922

The following table summarizes the change in realized and unrealized gross margin for the nine months ended September 30, 2005 compared to same period in 2004 (in millions):

	Increase/(Decrease) for Nine Months Ended September 30, 2005 versus 2004
	Realized	Unrealized	Total
Mirant Americas Generation:
Mid-Atlantic	$(10)	$(168)	$(178)
Northeast	35	(229)	(194)
West and other	(31)	(4)	(35)
Total Mirant Americas Generation	(6)	(401)	(407)
Other North America generation	6	22	28
TPA amortization	(275)	—	(275)
Other, including TPAs and PPAs	273	(114)	159
Total	$(2)	$(493)	$(495)

•       During the nine months ended September 30, 2005 we recognized significant unrealized losses on power sales contracts for future periods used to economically hedge our expected future generation primarily due to large price increases on short power positions during the period, partially offset by the recognition of the fair value of certain coal contracts in the second quarter of 2005. A significant portion of these positions relate to the fourth quarter of 2005 and to 2006 and the losses are expected to reverse as we generate power and settle these positions in future periods. For forward contracts physically settled, the unrealized loss will be reversed and we will also recognize and receive revenue based on the fixed price of the forward contract in the period that we deliver the power. For contracts financially settled, we will settle the contracts and separately recognize and receive the spot market price for power generated and delivered. The financial impact is the same in that we realize the fixed price for which we previously contracted (through the use of a financial instrument to provide an economic hedge of our expected generation output).

•       Our realized gross margin was relatively unchanged for the nine months ended September 30, 2005 due to generally lower gross margin in the first six months of 2005 but higher gross margin in the third quarter.

•       Mid-Atlantic operations gross margin decreased $178 million primarily due to the following:

•        A decrease of $10 million in realized gross margin primarily due to narrower conversion spreads in the first two quarters and the consequent reduction in generation volumes, partially offset by the widening of the conversion spread and the increased generation volumes in the third quarter. Overall for the nine months ended September 30, 2005, generation volumes were 4% less than for the same period in 2004. Significant components of the $10 million decrease are as follows:

•       An increase of $329 million related to higher spot market prices for electricity. Average peak prices in the PJM market increased by an average of 44% and off-peak prices increased by an average of 36%.

•       An increase of $26 million due to higher prices for ancillary services.

•       An increase of $13 million due to a net settlement with a coal supplier related to rail car transportation schedule issues that resulted in lower fuel expense.

•       An increase of $6 million due to the 2005 sale of a power option for 2006.

•       A decrease of $250 million related to settlement of electricity contracts used to economically hedge our generation output during the period. This reflects the increase in spot market prices mentioned above coupled with our strategy of hedging a large portion of our expected generation.

•       A decrease of $84 million related to higher unit prices for fuel.

•       A decrease of $27 million due to lower generation volumes.

•       A decrease of $10 million related to the settlement of fuel contracts used to economically hedge some of our fuel purchase requirements.

•       A decrease of $7 million resulting from reduced emissions prices for SO2 and NOx emissions allowances.

•       A decrease of $5 million due to lower capacity prices.

•        A decrease of $168 million related to higher unrealized losses from derivative instruments of $263 million in 2005 compared to unrealized losses of $95 million in 2004.

The $263 million loss in 2005 was net of a $6 million loss due to the sale of a power option for 2006.

•       Our Northeast operations gross margin decreased by $194 million primarily due to the following:

•        An increase of $35 million in realized gross margin primarily due to higher power prices, net of losses on power hedges, exceeding the impact of higher fuel prices, net of gains on fuel hedges and the effects of a 3% reduction in generation volumes. Significant components are as follows:

•       An increase of $178 million related to higher spot market prices for electricity. Peak prices in the spot markets for power increased an average of 38% and off-peak power prices increased by an average of 36%.

•       An increase of $45 million due to settlements on contracts to economically hedge our fuel costs.

•       An increase of $8 million related to capacity income earned under a new RMR contract for our Kendall facility.

•       An increase of $5 million related to ISO adjustments from 2000-2003.

•       An increase of $5 million due to the receipt of insurance proceeds related to an outage at the Bowline facility in 2004.

•       An increase of $3 million due to a reduction in gas transport costs.

•       A decrease of $114 million related to higher unit prices for fuel.

•       A decrease of $66 million related to settlement of electricity contracts used to economically hedge our generation output during the period. This reflects the increase in spot market prices mentioned above coupled with our strategy of hedging a large portion of our expected generation.

•       A decrease of $13 million due to lower generation volumes.

•       A decrease of $10 million due to lower net gains on gas sales in 2005 compared to 2004.

•       A decrease of $8 million due to lower capacity prices.

•        A decrease of $229 million related to net unrealized losses on derivative instruments.

•       Our West and other operations gross margin decreased by $35 million primarily due to the following:

•        A decrease of $31 million in realized gross margin which includes the following significant components:

•       An increase of $8 million due to the elimination of intercompany emissions allowance purchases.

•       A decrease of $21 million due to the expiration of an RMR contract for one of our California generation facilities partially offset by capacity income received under a new tolling agreement for that unit and one other California generating unit.

•       A decrease of $17 million due to the effect on RMR income of an extended planned outage of one of our California units, as well as lower contractual prices being received under the 2005 RMR agreement.

•       A decrease of $1 million as a result of lower gains on settlements of power hedges and merchant generation activity.

•        A decrease of $4 million related to net unrealized losses on derivative instruments utilized to economically hedge expected generation in future periods.

•       Our other North America generation gross margin increased by $28 million primarily due to the following:

•        An increase of $6 million in realized gross margin which includes the following significant components:

•       An increase of $60 million related to higher spot market prices for electricity.

•       An increase of $6 million due to higher prices for ancillary services.

•       An increase of $5 million related to greater payments received for tolling and capacity.

•       An increase of $5 million related to lower ISO and other costs at our Las Vegas facility.

•       An increase of $4 million related to reduced emissions expenses.

•       A decrease of $30 million related to higher unit prices for fuel.

•       A decrease of $25 million due to lower generation volumes.

•       A decrease of $22 million related to losses on realized power hedges.

•        An increase of $22 million related to lower unrealized losses on derivative instruments in the nine months ended September 30, 2004.

•       Non-cash revenue related to the amortization of the TPAs decreased by $275 million due to the expiration of one TPA in June 2004 and the remaining TPA in January 2005.

•       Other gross margin increased by $159 million primarily due to the following:

•        An increase of $215 million primarily related to lower realized losses due to the expiration of the TPAs. Realized losses related to the TPAs in 2005 were $8 million compared to $223 million in 2004.

•        A decrease of $114 million in net unrealized gains primarily relating to the PPAs with PEPCO, contracts used to economically hedge the PPAs and oil contracts.

•        An increase of $58 million primarily related to lower realized losses on the PPAs with PEPCO and to gross margin from trading and marketing activities.

Operating Expenses.   Our operating expenses decreased by $10 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to:

•       An increase of $5 million in operations and maintenance expense primarily due to:

•        A decrease of $24 million in corporate costs allocated to the North America segment in 2005. As a result of efforts to reduce corporate overhead expenses, corporate expenses allocated were $102 million in 2005 compared to $126 million in 2004.

•        An increase of $15 million in other operating expenses in 2005 related to maintenance and environmental remediation costs and other operating expenses.

•        An increase of $18 million due to a $10 million reduction in the reserve related to receivables from Enron and $8 million of property tax settlements related to certain California and New York generation assets in 2004.

•        A decrease of $5 million due to additional rent expense in 2004 for our Morgantown and Dickerson baseload units.

•       An increase of $6 million in impairment losses and restructuring charges due to an impairment charge of $12 million in 2005 relating to suspended construction project costs for Wyandotte that are not included in the expected sale of those assets and other suspended construction projects. In 2004, we recognized a $6 million impairment charge primarily related to software that we no longer utilized.

•       A decrease of $21 million in loss on sales of assets, net primarily due to 2005 losses of $21 million on the sale of Wyandotte, $7 million loss on the sale of Mint Farm, a suspended construction project that we sold in October 2005 and $1 million related to leasehold improvements. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion. The loss on sales of assets, net of $50 million in 2004 primarily related to a loss of $65 million related to the sale of three natural gas combustion turbines offset by a gain of $16 million related to the sale of our remaining Canadian natural gas transportation contracts and certain natural gas marketing contracts.

International

Our International segment consists of power generating operations in the Philippines, Curacao and Trinidad and Tobago and our integrated utilities in Jamaica and the Bahamas. The following table summarizes the operations of our International businesses for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Operating revenues:
Generation	$120	$117	$3	$364	$356	$8
Integrated utilities and distribution	202	147	55	543	417	126
Total operating revenues	322	264	58	907	773	134
Cost of fuel, electricity and other products	123	74	49	319	211	108
Gross margin	199	190	9	588	562	26
Operating expenses:
Operations and maintenance	76	74	2	212	215	(3)
Depreciation and amortization	30	30	—	92	91	1
Impairment losses and restructuring charges	—	(1)	1	—	—	—
Gain on sales of assets, net	—	—	—	(2)	—	(2)
Total operating expenses	106	103	3	302	306	(4)
Operating income	$93	$87	$6	$286	$256	$30

The following table summarizes gross margin by operations for our International segment for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Philippines	$117	$113	$4	$353	$346	$7
Caribbean	82	77	5	235	216	19
Total International	$199	$190	$9	$588	$562	$26

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by operations for our International segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Philippines	37%	38%	(1)%	40%	38%	2%
Caribbean	52%	49%	3%	50%	50%	—%

The following table summarizes power generation volumes by operations for our International segment for the three and nine months ended September 30, 2005 and 2004 (in gigawatt hours):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Philippines	1,590	1,623	(33)	5,088	4,943	145
Caribbean	2,163	2,050	113	6,277	6,169	108

Three Months ended September 30, 2005 versus 2004

Gross Margin.   Our gross margin increased by $9 million primarily due to the following:

•       An increase of $4 million in the Philippine operations gross margin primarily due to rate increases for our energy supply business and an actualization adjustment on Sual revenue levelization in August 2004 resulting from updated effective capacity rates.

•       An increase of $5 million in the Caribbean operations gross margin primarily due to higher residential and commercial sales at our Grand Bahamas Power and Jamaica integrated utilities, partially offset by fuel costs that are not passed on to customers.

Operating Expenses.   Our operating expenses increased by $3 million primarily due to an increase of $2 million in corporate costs allocated to the International segment in the 2005 period. Corporate expenses allocated were $7 million in 2005 compared to $5 million in 2004. Other increases include a valuation allowance of $4 million on the payment in the third quarter of 2005 to the Philippine local government unit relating to the Sual power plant. In 2005, we had a $1 million decrease in hurricane related maintenance at our Caribbean operations. Other decreases in our Caribbean operations include $2 million due to a reclassification of pension surplus from other expense, net in our unaudited condensed consolidated statements of operations.

Nine Months ended September 30, 2005 versus 2004

Gross Margin.   Our gross margin increased by $26 million primarily due to the following:

•       An increase of $7 million in the Philippine operations gross margin primarily due to rate increases for our energy supply business, a higher capacity factor for the Pagbilao power plant and an actualization adjustment on Sual revenue levelization in August 2004 resulting from updated effective capacity rates.

•       An increase of $19 million in the Caribbean operations gross margin primarily due to rate increases in non-fuel tariffs at our Jamaica integrated utility in June 2004, and higher energy consumption. These increases were partially offset by higher system losses and higher fuel costs, a portion of which are not being passed on to customers.

Operating Expenses.   Our operating expenses decreased by $4 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to the following:

•       A decrease of $3 million in operation and maintenance expenses, which reflects a decrease of $6 million in corporate costs allocated to the International segment in the 2005 period. Corporate expenses allocated were $21 million in 2005 compared to $27 million in 2004. This decrease is partially offset by a valuation allowance of $11 million on the conditional payments in 2005 to the Philippine local government units relating to the Pagbilao and Sual power plants and a decrease in our Caribbean operations of $5 million due to a reclassification of pension surplus from other expense, net in our unaudited condensed consolidated statements of operations. In 2005, we had a $1 million decrease in hurricane related maintenance at our Caribbean operations.

•       Gain on sale of assets of $2 million in 2005 primarily relates to assets sold to a subsidiary of Mirant Global Corporation (“MGC”), a joint venture in the Philippines with First Metro Investment Corporation Group.

Corporate

The following table summarizes our corporate expenses for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Operating (credits) expenses:
Operations and maintenance	$(3)	$17	$(20)	$(15)	$(12)	$(3)
Depreciation and amortization	4	5	(1)	13	15	(2)
Other impairment losses and restructuring charges	1	7	(6)	1	10	(9)
Total operating expenses (credits)	$2	$29	$(27)	$(1)	$13	$(14)

The corporate operating expenses for the three months ended September 30, 2005 and three and nine months ended September 30, 2004 represent the amount of costs incurred in excess of billings to operating segments during this period. The corporate operating credits for the nine months ended September 30, 2005 represent the amount of billings to operating segments in excess of costs incurred during this period. Before allocations to operating segments, our corporate expenses in total are $14 million and $37 million lower through the three and nine months ended

September 30, 2005, respectively, compared to the same period in 2004. These decreases are primarily due to cost cutting efforts and reflect lower insurance expense and consulting fees.

Other Significant Consolidated Statements of Operations Changes

The following table summarizes our consolidated other income and expenses for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Other (expense) income, net:
Interest expense	$(1,198)	$(32)	$(1,166)	$(1,261)	$(98)	$(1,163)
Equity in income of affiliates	8	6	2	22	19	3
Interest income	10	3	7	22	8	14
Other, net	1	3	(2)	(5)	35	(40)
Total other (expense) income, net	$(1,179)	$(20)	$(1,159)	$(1,222)	$(36)	$(1,186)
Reorganization items, net	$109	$62	$47	$203	$192	$11
Provision for income taxes	56	17	39	88	49	39
Minority interest	7	5	2	20	17	3
Income (loss) from discontinued operations, net	3	(11)	14	7	(65)	72

Three Months ended September 30, 2005 versus 2004

Interest Expense.   Interest expense increased by $1.2 billion primarily due to the recognition in 2005 of $1.2 billion of interest on liabilities subject to compromise for the period from the Petition Date through September 30, 2005. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Reorganization items, net.   Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

•       For the three months ended September 30, 2005, this amount includes:

•        $84 million loss related to changes in estimated claims including a $26 million increase in the estimated claim related to a rejected natural gas transportation agreement and $62 million due to the write-off of unamortized issuance costs related to debt included in liabilities subject to compromise;

•        $32 million in professional and administrative fees; and

•        $7 million of interest income and other gains, net.

•       For the three months ended September 30, 2004, this amount includes:

•        $44 million loss related to estimated damage claims on rejected and amended contracts;

•        $22 million in professional and administrative fees; and

•        ($4) million in other (gains) losses partially offset by interest income.

Provision for Income Taxes.   Provision for income taxes increased by $39 million for the three months ended September 30, 2005, compared to the same period in 2004 mainly due to an increase in our tax contingencies related to its Philippine operations. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes in the United States.

Discontinued Operations.   The $11 million loss from discontinued operations for the three months ended September 30, 2004 includes the generating facilities we expected to dispose of in 2004 and/or 2005.

Nine Months ended September 30, 2005 versus 2004

Interest Expense.   Interest expense increased by $1.2 billion primarily due to the recognition in 2005 of $1.2 billion of interest on liabilities subject to compromise for the period from the Petition Date through September 30, 2005. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Other, net.   Other, net decreased by $40 million due to a gain of $38 million in 2004 related to the extinguishment of $83 million of our 2.5% convertible debentures due 2021 that were included in liabilities subject to compromise. The remaining decrease is primarily due to higher foreign currency losses in 2005 compared to same period in 2004.

Reorganization items, net.   Reorganization items, net represents expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

•       For the nine months ended September 30, 2005, this amount includes:

•        $141 million loss related to changes in estimated claims;

•        $32 million gain related to the California Settlement;

•        $116 million in professional and administrative fees; and

•        $22 million of interest income and other gains, net.

•       For the nine months ended September 30, 2004, this amount includes:

•        $134 million loss related to estimated damage claims on rejected and amended contracts;

•        $74 million in professional and administrative fees; and

•        $16 million of interest income and other gains, net.

Provision for Income Taxes.   Provision for income taxes increased by $39 million for the nine months ended September 30, 2005, compared to the same period in 2004 primarily due to a $17 million benefit in 2005 related to a tax settlement with the Dutch Tax Authorities for our Netherlands subsidiaries and an $11 million benefit related to amendments to our U.S. Federal income tax returns for the years 1999 through 2001. As part of the Dutch settlement, Mirant has agreed to forgo the net operating loss carryforwards in the Netherlands in the amount of $510 million which had previously been valued at $0 in our financial statements. These benefits are primarily offset by a change in the Philippine income tax rate resulting in a provision of $12 million and an increase in income at our Philippine and Caribbean operations resulting in an additional provision of $14 million in 2005 as compared with 2004. Other increases include $39 million of tax contingencies primarily related to our Philippine’s operations and $2 million of benefits recorded in 2004 related to a prior period. We currently record a tax provision for foreign income taxes as appropriate but record no tax benefit for losses for federal and state income tax purposes in the United States.

Discontinued Operations.   The $7 million income and $65 million loss from discontinued operations for the nine months ended September 30, 2005 and 2004, respectively, include the disposal of the Coyote Springs 2 and Wrightsville facilities and certain suspended construction projects. The loss in 2004 is primarily related to an impairment charge of $48 million at the Coyote Springs 2 facility. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

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

The Company and its subsidiaries continue to participate in the intercompany cash management program for the Mirant Debtors approved by the Bankruptcy Court and to be parties to the debtor-in-possession credit facility, dated November 5, 2003 (the “DIP Facility”). The parties to the DIP Facility, including the Company, were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of September 30, 2005. The borrowing base as of December 31, 2004 was $724 million. The borrowing base decreased $48 million in January 2005 and decreased another $37 million in September 2005, following the consummation of sales of certain assets of Mirant. In addition, the Company estimates that the reserve for property taxes that decreases the borrowing base has increased by $14 million. The effect of the changes since December 31, 2004 resulted in a borrowing base of $625 million at September 30, 2005. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers. In October 2005, the Bankruptcy Court approved an extension of the DIP facility through January 31, 2006.

We and certain of our subsidiaries, including Mirant Americas Generation and, upon formation, Mirant North America, are holding companies and as a result, we are dependent upon dividends, distributions and other payments from our subsidiaries to generate the funds necessary to meet our obligations. The ability of certain of our subsidiaries to pay dividends and distributions is restricted under the terms of their debt or other agreements. In particular, a substantial portion of the cash provided by operating activities for our North America segment is generated by Mirant Mid-Atlantic. The Mirant Mid-Atlantic leveraged leases as currently constituted contain a number of covenants, including limitations on dividends, distributions and other restricted payments. Under its leveraged leases, Mirant Mid-Atlantic is not permitted to pay any dividends or make any distributions and other restricted payments unless (1) it satisfies the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) it is projected to satisfy the fixed charge coverage ratio for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. See Note E for a further description of the restricted payments test under the Mirant Mid-Atlantic leveraged leases. The projected fixed charge coverage ratios are based on projections that are not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and are not audited, reviewed or compiled by Mirant’s independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. In the event of a default under the leveraged leases or if the restricted payments test is not satisfied, the cash of Mirant Mid-Atlantic would not be able to be distributed. The calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA,” as defined in the lease agreements, of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. Based on our calculation of the fixed charge coverage ratios under the leveraged leases as of September 30, 2005 and December 31, 2005, Mirant Mid-Atlantic would fail to meet the required 1.7 to 1.0 ratio for restricted payments if certain non-cash charges are included in the calculation. It is a condition to the commitments of the lenders for the proposed revolving credit facility for Mirant North America that such lenders shall have received certification that Mirant Mid-Atlantic is not prohibited, and is not projected to be prohibited, from making distributions or dividends. The Mirant Debtors are seeking a determination of the Bankruptcy Court in connection with the entry of the confirmation order that the interpretations set forth in Note E with respect to the calculation of the FCCR in connection with the restricted payments test are fair and appropriate. In the event that the restricted payments test is not revised and continues to apply to Mirant Mid-Atlantic, the Bankruptcy Court does not make the requested determinations and the unrealized losses are included in the calculation of the restricted payments test, the Mirant Debtors may not be able to emerge from bankruptcy under the proposed Plan.

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

After we emerge from bankruptcy, we expect to satisfy our liquidity and capital requirements in North America with cash generated by operations and letters of credit and borrowings under the new revolving credit facility as contemplated by the Plan. Further, we expect to satisfy the liquidity and capital requirements of our international subsidiaries with cash generated by those operations and additional financing arrangements.

Jamaica Public Service Company Limited (“JPS”)

Jamaica Public Service Company Limited has approximately $131 million of indebtedness maturing in the third quarter of 2006. It is management’s intention to refinance these loans, on a long-term basis, on or before the repayment dates and management is currently in an advanced stage of negotiation with several prospective lenders to effect this refinancing. In addition, JPS has working capital needs arising primarily as a result of higher than anticipated system losses and the non-recovery of hurricane repair costs. In October 2005, an indirect subsidiary of Mirant agreed to provide JPS with a subordinated loan of up to $12 million. JPS is in discussions with a number of financial institutions with respect to securing facilities for working capital and to repay the outstanding shareholder loan. In the event that third-party financing proves unavailable to JPS on acceptable terms, we, together with JPS, would need to evaluate the alternatives available to JPS, including additional shareholder loans.

Mirant Sual Corporation (“Mirant Sual”)

In the fourth quarter of 2005, we expect that our Philippines business will be required to purchase a 5.1 percent minority interest in Mirant Sual for approximately $35 million, bringing our ownership in Mirant Sual to 100 percent.

Under the financing agreements for the Sual project, Mirant Sual Corporation is restricted from paying dividends and making other subordinated loan payments, if any, if it does not comply with the required debt service coverage ratio. Primarily because of the expiration of its income tax holiday in October 2005, Mirant Sual Corporation is expected not to comply with the required debt service coverage ratio in 2006. It expects to be able to meet the debt service coverage ratio in 2007.

Mirant Grand Bahama Limited

Mirant Grand Bahama Limited is negotiating a new six year credit facility with the lender under its existing maturing credit facility. The lender has granted an extension of the maturity date of the existing facility from August 15, 2005 until November 15, 2005.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $344 million for the nine months ended September 30, 2005 compared to the same period in 2004. Our cash provided by operating activities is volatile as a result of seasonality, changes in energy prices and fluctuations in our working capital requirements. Most notably, when we enter into transactions to economically hedge our expected generation output or fuel requirements and those positions move out-of-the money, we are required to post cash collateral due to our low credit rating.

Net cash provided by operating activities excluding the changes in operating assets and liabilities increased by $247 million primarily due to:

•       An increase of $299 million in realized gross margin primarily due to a strong performance from our operations in the third quarter of 2005 and the expirations of the TPAs, partially offset by lower generation volumes and narrower conversion spreads in our North American operations in the first six months of 2005.

•       An increase of $38 million in payments related to the bankruptcy proceedings.

See “Results of Operations” section of Item 2. Management’s Discussion and Analysis for further discussion.

In 2005, changes in operating assets and liabilities required $749 million in cash. Additional net collateral used to support commercial operations was $697 million. The large collateral and margin requirements are due to significant increases in energy prices in the third quarter of 2005 that resulted in large unrealized losses on our forward power sales contracts.

In 2004, changes in operating assets and liabilities required $158 million in cash and included net collateral used to support commercial operations of $115 million. These amounts were posted when energy prices moved against hedges that we entered into in order to economically hedge our expected generation output and fuel requirements.

Investing Activities

In 2005, we had capital expenditures of $137 million primarily related to our Caribbean and Mid-Atlantic facilities. We received $63 million in proceeds from the sale of Coyote Springs 2 and $4 million in remaining proceeds from the 2004 sale of Bowline gas turbines. We also received $85 million and $23 million in proceeds from the sales of our Wrightsville generating facility and equipment from the Wyandotte suspended construction project, respectively.

In 2004, we had capital expenditures of $94 million primarily related to our Caribbean, New York and Mid-Atlantic facilities. Our Philippine business paid $21 million to acquire an additional interest in the Sual project after a minority shareholder exercised its put option. We also paid $12 million to a third party to exit our Canadian natural gas transportation agreements and certain natural gas marketing contracts.

Financing Activities

In 2005, we had proceeds from the issuance of debt of $125 million. Of the $125 million, $100 million represented pre-petition letters of credit being drawn upon by counterparties and banks. The drawing of Mirant Debtor letters of credit creates a liability subject to compromise. The remaining debt proceeds of $25 million in 2005 were related to our Caribbean operations. We repaid long-term debt of $192 million consisting primarily of $159 million of debt related to our Philippine operations and $31 million of debt related to our Caribbean operations. Our Caribbean operations repaid a net $1 million of short-term debt. Cash deposited in the debt service reserves related to our Philippine operations decreased by $57 million.

In 2004, we had proceeds from the issuance of debt of $266 million, which included $236 million of pre-petition letters of credit being drawn upon by counterparties and banks. The drawing of Mirant Debtor letters of credit creates a liability subject to compromise. The remaining debt proceeds of $30 million were related to our Caribbean operations. We repaid long-term debt of $192 million consisting primarily of $159 million of debt related to our Philippine operations and $25 million of debt related to our Caribbean operations. Our Caribbean operations repaid a net $11 million of short-term debt. Cash deposited in the debt service reserves related to our Philippine operations increased by $46 million.

Total Cash, Cash Equivalents and Credit Facility Availability

The table below sets forth total cash, cash equivalents and availability under the debtor-in-possession credit facility (“DIP Facility”) and other credit facilities of Mirant Corporation and its subsidiaries as of September 30, 2005 and December 31, 2004 (in millions):

	September 30, 2005	December 31, 2004
Cash and Cash Equivalents:
Debtors(1):
Mirant Corporation	$254	$276
Mirant Americas Generation	67	167
Mirant Mid-Atlantic	93	247
Mirant Americas Energy Marketing	15	207
Other subsidiaries	122	56
Total debtors cash and cash equivalents	551	953
Non-debtors	678	532
Total cash and cash equivalents	1,229	1,485
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements(2)	342	274
Total available cash and cash equivalents	887	1,211
Available under DIP Facility	233	263
Total cash, cash equivalents and credit facilities availability	$1,120	$1,474

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

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event of default by us, a counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. Our outstanding issued letters of credit totaled $74 million as of September 30, 2005, of which $7 million were issued under pre-petition credit facilities and the remaining $67 million were issued under the DIP Facility. Upon their expiration in 2005 and 2006, these letters of credit may be renewed or replaced with another form of credit support to the counterparties, if required, or under certain circumstances, the letters of credit could be partially or fully drawn upon by the counterparties.

Following is a summary of cash collateral posted with counterparties and brokers and letters of credit issued as of September 30, 2005 and December 31, 2004 (in millions):

	September 30, 2005	December 31, 2004
Cash collateral posted—energy trading and marketing(1)	$969	$392
Cash collateral posted—debt service reserves	237	210
Cash collateral posted—other operating activities	65	63
Letters of credit—energy trading and marketing(2)	67	160
Letters of credit—debt service reserves(2)	—	74
Letters of credit—other operating activities(2)	7	8
Total	$1,345	$907

(1)          The amount above includes over $655 million deposited with JP Morgan as clearing broker as of September 30, 2005.

(2)          The amounts above represent letters of credit issued under Mirant Corporation credit facilities. There are additional letters of credit issued under local credit facilities at some of our international subsidiaries that are not included in the amounts above.

Other Developments

Plan of Reorganization

On January 19, 2005, Mirant Corporation and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. On September 7, 2005 the Mirant Debtors reached an agreement with a number of the key constituencies in their Chapter 11 case, including all three Statutory Committees, regarding the terms upon which the Mirant Debtors will emerge from bankruptcy protection. A Second Amended Plan and a Second Amended Disclosure Statement were filed on September 22, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. On September 30, 2005, the Bankruptcy Court approved the Disclosure Statement and authorized its use in connection with the solicitation of votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan. Subsequently, the Mirant Debtors mailed solicitation materials to all known holders of impaired claims and equity interests against the Mirant Debtors entitled to vote on the Plan. In addition, the Bankruptcy Court fixed December 1, 2005 as the date for the hearing to consider confirmation of the Plan and related matters. Properly executed ballots and any objections to the confirmation of the Plan are due by November 10, 2005. Until such time as the Plan is confirmed by the Bankruptcy Court, we are unable to predict the timing of our emergence from bankruptcy protection.

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

Approval of New Chairman and Chief Executive Officer

On September 30, 2005, the Bankruptcy Court approved the appointment of Edward R. Muller as Chairman of the Board, President and Chief Executive Officer. He was previously elected to these positions by our current Board of Directors. He replaced A. W. Dahlberg as Chairman of the Board and S. Marce Fuller as President and Chief Executive Officer.

Philippines Law Changes

As part of its revenue enhancement program, the Philippine government has enacted certain changes to its existing tax law. The Republic Act No. 9337 (“RA 9337”) lifts tax exemptions on the sale of electricity and oil products, coal, and natural gas, among others, but allows the tax to be passed on to the consumers. It also gives the President of the Philippines the power to raise the value added tax (“VAT”) rate to 12 percent from 10 percent starting January 1, 2006 subject to certain conditions.

On September 1, 2005, the Supreme Court of the Philippines issued a decision upholding the constitutionality of the RA 9337. The Court, however, said that the government could not implement the law until the Temporary Restraining Order (“TRO”) that was issued on July 1, 2005 is lifted.

On October 18, 2005, the Supreme Court TRO imposed on the RA 9337, was lifted, paving the way for implementation. The Court’s decision is final and takes effect immediately. The Department of Finance clarified that the implementation of the new tax law will begin November 1, 2005 after complying with the requirements of publication.

There is pending legislation in the Senate and the House of Representatives that seeks to exempt oil and power products from the coverage of the RA 9337 to prevent further escalation of oil and electricity prices in the country. It cannot be determined at this point what the prospects are for this legislation being passed.

Mirant Philippines does not expect that the RA 9337 will have a negative impact on the company. This assessment is contingent on the new tax law’s final implementing rules and regulations to be prescribed by the Bureau of Internal Revenue. The new tax law is expected to allow Mirant and other independent power producers (“IPPs”), including the National Power Corporation (“NPC”), to pass the VAT on to the consumers.

Additionally, there will be an increase in the corporate income tax rate from November 1, 2005 through the end of 2008 because the corporate income tax rate is increased from 32 to 35 percent as provided for in the RA 9337. It is expected that Mirant will benefit in the long term, when the corporate income tax rate will drop to 30 percent starting in 2009.

The Senate Committee on Energy has resumed public hearings concerning various issues of the electric power industry. There is new proposed legislation that seeks to introduce changes and amendments to the Electric Power Industry Reform Act (“EPIRA”). Mirant Philippines’ energy conversion agreements with the NPC provide “change in law protection” and the Republic of the Philippines has issued performance undertakings to guarantee performance of the NPC’s obligations under its energy conversion agreements.

While Mirant believes that it maintains adequate contractual rights and governmental assurances to prevent any adverse financial impact to operations resulting from the new tax law and any amendments to EPIRA, their ultimate effect cannot be determined at this time.

U.S. Energy Legislation

The Energy Policy Act of 2005 (“Energy Policy Act”) was passed by the U.S. Congress in July 2005 and was signed into law in August 2005. This comprehensive legislation, in pertinent part, repeals the Public Utilities Holding Company Act (“PUHCA”) effective six months after enactment of the Energy Policy Act, establishes transmission reliability standards, offers incentives for transmission grid improvements and renewables, and prohibits market manipulation. The law does not contain provisions that would prevent or otherwise significantly impair the continuation of competitive markets. Mirant does not believe the legislation will have a demonstrable impact on Mirant’s business, but would eliminate limitations imposed by PUHCA, such as limitations currently imposed on Mirant’s exempt wholesale generator subsidiaries and foreign utility companies. In addition, the repeal of PUHCA would remove limitations on the ability of a public utility or any other entity to acquire public utility assets.

Integrated Utility Holding N.V. (“Aqualectra”)

We own a $40 million convertible preferred equity interest, with a 16.75% dividend, in Aqualectra, an integrated water and electric company in Curacao, Netherland Antilles, owned and operated by the government. Aqualectra is in default under its $115 million credit facility and has a substantial payable balance owed to Curoil for fuel purchases. However, Aqualectra is current in its debt service payments under its credit facility and is engaged in discussions with its lenders with respect to its financial situation and pending defaults. In addition, Curoil continues to provide fuel for Aqualectra’s operations. To date, Aqualectra is current with its preferred dividend payments to us, although there can be no assurances that it will continue to have funds sufficient to make such payments or that its lenders will continue to permit it to do so. Further, the lenders may claim that certain previous preferred dividends paid to us were prohibited by the credit facility. Under the terms of the Aqualectra stockholders agreement, we have the right to elect a majority of the members of the supervisory board of Aqualectra and to control the appointment of management and stockholder votes during the pendency of certain triggering events, including (i) a default under indebtedness in excess of $1 million, (ii) a failure to honor our option to require it to purchase our preferred equity interest, (iii) a failure to make two consecutive dividend payments and (iv) a failure to maintain the specified debt service ratio. Although our right to exercise additional control has been triggered, we are continuing to evaluate the situation and, to date, we have not elected to exercise such right.

Wind-down of European Subsidiaries

We are in the process of liquidating several European subsidiaries for which significant operations ceased prior to 2003. As part of the liquidation, we expect to recognize previously deferred foreign exchange gains and losses. Our current estimate is that we will complete this process in 2006 and expect to recognize approximately $64 million in expense related to reducing the cumulative translation adjustment accounts of these entities to zero. This amount will be classified as other expense, net.

Philippine Tax Reporting

The Philippine taxing authority has a pending regulation that will allow companies to use their functional currency, rather than the Philippine Peso, in financial statements and books of accounts for internal revenue tax purposes. Since this regulation is still in draft form, the ultimate impact on Philippine operations cannot yet be determined. However, the potential impact may be a requirement to write-off approximately $84 million of deferred tax assets relating to unrealized foreign exchange losses. These unrealized foreign exchange losses may no longer be allowed as a tax deduction if the final regulations prescribe that income tax liabilities are calculated based on functional currency financial statements.

Mirant Philippines Initial Public Offering

In October 2005, Mirant Philippines’ Sual and Pagbilao subsidiaries received copies of Resolution No. 18 of the Energy Regulatory Commission (“ERC”) entitled “Implementing Section 43(t) of Republic Act No. 9136 and Rule 3, Section 4(m) of the Implementing Rules and Regulations of the said Act” dated August 17, 2005. The Resolution requires all generation companies and distribution utilities not publicly listed on the Philippine Stock Exchange to offer and sell to the public not less than fifteen percent of their common shares of stock by June 26, 2006. We are currently evaluating Resolution No. 18 and cannot predict its impact at this time.

Tolling Arrangement for California Plants

We are currently seeking proposals for a one-, two- or three-year tolling arrangement and/or resource adequacy capacity sale on two of our California natural gas fired generating facilities, Pittsburg 7 and Contra Costa 6. Pittsburg 7’s capacity is 682 MW; Contra Costa 6’s capacity is 337 MW.

Consent Decree with State of New York

On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree to resolve alleged violations of New Source Review requirements under the Clean Air Act by the prior owner of the Lovett facility. Under the consent decree, Mirant Lovett committed to install on Lovett’s two coal fired units by 2007 through 2008: (1) emission control technology consisting of selective catalytic reduction technology to reduce NOx emissions; (2) alkaline in-duct injection technology to reduce SO2 emissions, and (3) a baghouse. The consent decree allows Mirant Lovett to shut down or convert one of the units to burning natural gas only rather than install the prescribed emission controls on the unit. For one of the units, Mirant Lovett also has the option to convert the unit to operate exclusively as a gas fired boiler and limit the hours of operation rather than install the prescribed emission controls. The consent decree required Mirant Lovett to notify the state of its selected option by August 1, 2004, which date was extended by the State of New York to August 1, 2005. On November 2, 2005, the State of New York extended the deadline to December 23, 2005. Based on Mirant Lovett’s expected compliance technology, if Mirant Lovett elects to install the prescribed environmental controls, the cost is expected to exceed $200 million.

Environmental

Regional Greenhouse Gas Initiative.   Nine Northeast and Mid-Atlantic states created a cooperative known as the Regional Greenhouse Gas Initiative (“RGGI”) to develop a template for a regional cap and trade program for carbon dioxide emissions from power plants of 25 MW or greater. Similar to the northeast NOx Budget Rule, this initiative envisions participating states executing a memorandum of understanding and then promulgating implementing regulations substantially the same as the RGGI template. The RGGI, released in August 2005, proposes that the memorandum of understanding requires that aggregate carbon dioxide emissions in the region be capped at current levels from 2009 through 2015, followed by a second phase reduction of 10%

that would be implemented between 2015 and 2020. The recommended allocation scheme calls for allocation of 20% of allowances to a public benefit purpose and 5% to a regional strategic carbon fund, thereby further reducing allowances available to affected facilities. In the future, the RGGI may include other sources of greenhouse gas emissions and greenhouse gases other than carbon dioxide. If the RGGI results in mandatory regulations in states where Mirant has affected generating units, the costs of implementation could be material.

Clean Air Interstate Rule.   On March 10, 2005, the EPA promulgated the Clean Air Interstate Rule (“CAIR”), which establishes a year-round cap and allowance trading program primarily applicable to electric power plants in 28 eastern states and Washington, D.C. The EPA has established a federal framework for the CAIR program that will be administered by the states through their state implementation plans, due in 2006. These cap and trade programs will be implemented in two phases, with the first NOx phase going into effect in 2009, SO2 in 2010 and more stringent caps going into effect in 2015 for both NOx and SO2. On August 1, 2005, to ensure emissions reductions required under the CAIR are achieved, the EPA proposed a federal implementation plan to utilize in the event subject states do not submit appropriate State Implementation Plans. Mirant will monitor the implementation of this rulemaking and develop compliance plans as necessary.

Clean Air Mercury Rule.   On March 15, 2005, the EPA promulgated the Clean Air Mercury Rule (“CAMR)” to reduce mercury emissions from coal fired plants. The EPA withdrew its earlier finding that it was necessary and appropriate to regulate coal fired power plants under the Clean Air Act (“CAA”) Section 112 hazardous air pollutant rules and opted instead to utilize its authority under CAA Sections 110 and 111 to establish a federal framework for what will ultimately be a mercury cap and trade program administered by states through their state implementation plans. The CAMR establishes a first phase of mercury reductions required by 2010. These reductions are anticipated to occur as “co-benefits” of the reductions in NOx and SO2 that will result from pollution controls added to meet the requirements of the CAIR rule, discussed above. The second phase of the CAMR cap and trade program for mercury emissions will require substantial further reductions from power plants by 2018. When fully implemented, the CAMR will require a 70% reduction in mercury emissions from power plants. In addition to the cap and trade program, the CAMR establishes standards of performance limiting mercury emissions from new, reconstructed and modified power plants. The EPA announced on October 21, 2005 that it has granted several petitions to reconsider seven issues in the CAMR rulemaking. The EPA is also proposing to reconsider certain aspects of its decision not to regulate electric utility steam generating units under the CAA Section 112 hazardous air pollution rules.

New Source Review.   The Clean Air Act provides for a major source permitting program, known as “New Source Review” (“NSR”). For the past several years, the EPA has pursued an enforcement policy that resulted in approximately 50 civil suits challenging physical changes made at power plants across the country on the theory that a major source permit was required but not obtained. Among other defenses, the power plant owners asserted that these changes were exempt from the permit requirements because they constituted routine maintenance, repair and replacement of old equipment. If the EPA were to prevail in these cases, the NSR permit would require the addition of state-of-the-art pollution controls at affected power plants as well as penalties. Since the inception of these cases, the EPA has promulgated rules that help clarify what constitutes routine maintenance, repair and replacement and has recently proposed a clarifying standard for assessing whether the NSR permit requirement would apply to physical changes at a power plant. In light of these actions and the CAIR rulemaking, the EPA recently announced that in the future it will focus on cases that violate the proposed, clarified rule and not pursue its earlier theories except that it will conclude the already pending cases.

Regulations under the Federal Water Pollution Control Act.   The EPA has issued new regulations under section 316(b) of the Federal Water Pollution Control Act, establishing performance standards reflecting the “best technology available” for cooling water intake structures to minimize adverse environmental impacts. These regulations apply to all existing steam electric power plants that withdraw more than 50 million gallons per day of cooling water from surface waters of the United States. The EPA’s new section 316(b) rules for existing facilities are intended to reduce the losses of aquatic organisms inadvertently impinged (i.e., trapped against) or entrained (i.e., pulled into) by cooling water intake structures at existing facilities, as compared to a “baseline” condition. The performance standard the EPA has adopted requires exiting facilities to reduce impingement mortality by 80 to 95 percent, and entrainment by 60 to 90 percent.

The section 316(b) regulations for existing facilities give power plants flexibility to choose among different compliance alternatives for meeting the performance standards. Potential compliance alternatives can include using existing technologies, selecting additional fish protection technologies, using restoration measures or demonstrating that alternative standards are warranted. Over the next few years, our power plants subjected to this cooling water intake regulation (Lovett, Bowline, Canal, Kendall, Pittsburg, Contra Costa, Potrero, Chalk Point, Morgantown, Potomac and Dickerson) will be in the process of evaluating and implementing the requirements of the section 316 (b) existing facility regulations by completing impingement and entrainment studies, evaluating technologies, operational measures, restoration measures and collecting other required information. At this time, and until the aquatic studies and evaluation of compliance options are completed, the costs to comply with the 316(b) existing facility regulations are not known. The regulatory deadline for completing those studies and presenting a proposal for compliance (known as a Compliance Demonstration Study or “CDS”) varies depending on the duration of the current National Pollutant Discharge Elimination System permit. Facilities whose permits expire before January 9, 2008 are entitled to request an extension until January 7, 2008 to submit the CDS, while those with four or more years remaining must submit the CDS as part of the normal permit renewal process.

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

The amounts recorded as revenue change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not currently qualify for cash flow or fair value hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our financial statements—including gross margin, operating income and balance sheet ratios—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices. We plan to implement cash flow hedge accounting during 2006 and expect reduced gross margin volatility related to commodity contracts.

Bankruptcy Claims Assessment

Our accompanying unaudited condensed consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to September 30, 2005. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for rejected contracts, litigation, accounts payable and accrued liabilities, debt and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of September 30, 2005:

	Total number of Claims	Total amount of Claims (in millions)
Total Claims Filed	8,683	$268,608
Less:
Redundant claims	26	8
Claims with basis for objection	7,142	259,377
Total Claims	1,515	9,223
Additional scheduled liabilities		7
Remaining Claims		$9,230

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $9 billion, as summarized above. This amount plus approximately $2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure against the Mirant Debtors as of September 30, 2005. The $2 billion of estimated liabilities is mainly related to our operating leases.

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

During the current period, market prices of natural gas have increased substantially in most markets. The prices were mainly influenced by fuel supply shortages that resulted from hurricane activity and by abnormally warm weather in the Eastern half of the United States. As a result of the increases in our cost of fuel for our natural gas and oil fired generation facilities, we considered these long-lived assets for potential impairment. While our estimated cost of fuel in future periods has increased, at this time we do not view that the spark spreads in the markets in which we operate have narrowed significantly in the long-term. In addition, our natural gas fired generation facilities have remaining useful lives that are long enough such that the undiscounted expected cash flows on these assets would need to decrease dramatically for the amounts to be less than the carrying value of these assets.

As discussed in Note G to our unaudited condensed consolidated financial statements contained elsewhere in this report, we temporarily shut down our Potomac River generation facility in August 2005 in response to a directive from the Virginia Department of Environmental Quality. We are currently evaluating modifications to the generation facility and its operations but the outcome is not known at this time. If, in the future, we assume that this facility will be shutdown beyond 2006, we will need to evaluate this generation facility for impairment.

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in “Part II Item 1. Legal Proceedings” and Note G to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices, foreign currency exchange rates and interest rates. We are also exposed to counterparty credit risk.

In connection with our power generating business in North America, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our optimization trading and legacy portfolio activities expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance in North America varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and market activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities as of September 30, 2005.

For a further discussion of market risks, our risk management policy, and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.                 Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated

goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud. Our management does, however, have reasonable assurance as to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting (discussed in the next paragraph).

Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2005. Based upon this evaluation, our management concluded that, as of September 30, 2005, the design and operation of these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting identified in connection with our required review of such control that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                 Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2004 and the Company’s Form 10-Qs for the quarters ended March 31, 2005 and June 30, 2005. Also see Note G “Litigation and Other Contingencies” to the unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

California Litigation by Governmental Units and Certain Other Parties

FERC Show Cause Proceeding Relating to Trading Practices.   On June 27, 2005, the FERC approved the settlement agreement entered into between certain Mirant entities and the FERC Trial Staff filed with the FERC for its approval on September 30, 2003 (as amended in the filing made by the Mirant entities and the FERC Trial Staff on December 19, 2003 to include issues related to the selling of ancillary services) (the “Trading Settlement Agreement”). The Bankruptcy Court approved the Trading Settlement Agreement on August 24, 2005. Certain parties have filed motions for rehearing with the FERC, which motions remain pending.

California Settlement.   Under the California Settlement, PG&E and Mirant Delta, LLC were to negotiate by September 30, 2005 (extended by the parties from the original date of April 30, 2005) an agreement (the “Option Agreement”) under which PG&E would have separate options to purchase each of Mirant Delta’s existing Contra Costa generating plant and its existing Pittsburg generating plant, in both cases once no unit at the plant has operated for a certain period of years. The Option Agreement was not finalized, and Mirant Delta and the other Mirant parties to the California Settlement have no further obligations to PG&E with respect to the Option Agreement or the rights it was to provide to PG&E.

Rate Payer Litigation

California Rate Payer Litigation.   Various lawsuits were filed in 2000 through 2003 that assert claims under California law based on allegations that certain owners of electric generation facilities in California and energy marketers, including Mirant, Mirant Americas Energy Marketing and several Mirant Americas Generation subsidiaries, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. With respect to the six such suits that were filed between November 27, 2000 and May 2, 2001 in various California Superior Courts, on October 3, 2005 the California state court dismissed the six consolidated suits on the grounds that the plaintiffs’ claims were barred by federal preemption as a result of the Federal Power Act. The period within which the plaintiffs may appeal that dismissal has not yet expired.

Shareholder-Bondholder Litigation

Mirant Americas Generation Securities Class Action:   On September 6, 2005, the district court entered an order approving the settlement entered into by Mirant Americas Generation and the plaintiff in the Wisniak suit, certifying a settlement class, and dismissing the action.

City of Alexandria Zoning Action

On July 7, 2005, the Circuit Court for the City of Alexandria entered a consent order agreed to by the City of Alexandria and Mirant Potomac River in the suit filed on January 18, 2005 by Mirant Potomac River and Mirant Mid-Atlantic against the City of Alexandria and the City Council. The consent order extends through October 17, 2005, the period within which Mirant Potomac River may file an application for such special use permits as may be necessary as a result of the actions taken by the City Council for the City of Alexandria on December 18, 2004 changing the zoning status of the Potomac River plant and revoking certain special use permits issued to Mirant Potomac River in 1989. The City of Alexandria and Mirant Potomac River have submitted to the court for its approval another consent order that would further extend that time period to January 31, 2006.

Environmental Proceedings

New York Opacity.   On June 8, 2005, the New York State Department of Environmental Conservation (“NYSDEC”) entered an order agreed to by the Mirant defendants that set penalty amounts for future violations of opacity standards by Mirant Bowline and Mirant Lovett, and required the Mirant defendants to pay a penalty of $44,100 for emissions violations occurring prior to January 1, 2005. The Bankruptcy Court approved the agreed to order on August 17, 2005.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) have objected to the proposed consent decree in the Bankruptcy Court and filed a motion to intervene in the district court action. The Owners/Lessors argue that the consent decree unjustly imposes financial hardships on them and significantly affects the economic value of the Morgantown and Dickerson plants by requiring capital investments to install pollution control equipment and imposing significant operating limitations.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserts that emissions from the Potomac River plant exceed national ambient air quality standards (“NAAQS”) for SO2, nitrogen dioxide (“NO2”), and particulate matter. The City of Alexandria also contends based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state emission standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The results of the computer modeling analysis showed that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. In response to a directive from the Virginia DEQ, Mirant Potomac River temporarily shut down the Potomac River plant on August 24, 2005 pending identification and implementation of modifications to the plant or its operations, which modifications could be material. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. The financial and operational implications of the discontinued or limited operation of the Potomac River plant or any such modifications are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

City of Alexandria Nuisance Suit.   On October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and Mirant Mid-Atlantic in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, fly ash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury, and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees.

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

On May 19, 2005, the NYSDEC issued a Notice of Hearing and Complaint to Mirant NY-Gen seeking an order requiring Mirant NY-Gen to implement its approved remediation plan, to pay all costs relating to the cleanup (including all costs incurred by the NYSDEC), and to pay a civil penalty in the amount of $100,000. On August 1, 2005, Mirant NY-Gen and the NYSDEC entered into a consent order regarding the remediation of the pipeline leak. That consent order requires Mirant NY-Gen to (1) determine to what extent, if any, the leak impacted the groundwater in the area of the Hillburn facility and (2) design and install equipment to remediate impacted soil and groundwater. Mirant NY-Gen and the NYSDEC entered into a second consent order on September 15, 2005 to address penalties and cost reimbursement to the NYSDEC relating to the remediation of the pipeline leak. Under the September 15, 2005 consent order, Mirant NY-Gen will (1) pay a penalty of $50,000, (2) reimburse the NYSDEC for costs to date and future costs in an amount not to exceed $20,000 and (3) pay costs associated with an independent, third-party environmental audit of the Hillburn facility, which is expected to cost approximately $35,000. The consent orders were subject to the approval of the Bankruptcy Court, which was obtained on September 22, 2005.

Currently, investigations are continuing to determine the extent of contamination and possible remedial activities to clean up the area. Additionally, Mirant NY-Gen is working under the direction of the NYSDEC to remove all free product contamination from the groundwater and undertake remediation actions for additional on-site and off-site contamination. The current estimate of the cost of cleanup and subsequent monitoring is at least $3 million; however, due to the ongoing evaluation to determine the extent of the off-site contamination, the exact cost of remediation is unknown at this time. Mirant NY-Gen may remain in Chapter 11 until these matters are resolved.

New York Oil Storage Assessment.   Mirant Bowline and Mirant Lovett have undertaken a program to review compliance with federal and state regulations applicable to oil storage at the Bowline and Lovett plants. Results of the Lovett assessment indicate the secondary containment capacity may not be adequate for the design capacity of the tanks, although it is sufficient for the working volume. Additionally, approximately 10% of the liner may need repair. At Bowline, the secondary containment is adequate; however, an evaluation of the liner permeability is currently being undertaken. The cost of any repairs of the facilities is unknown at this time.

Other Governmental Proceedings

Department of Justice Inquiries:   In November 2002, Mirant received a subpoena from the Department of Justice (“DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and we have held preliminary discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodities Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it makes findings, which are neither admitted or denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. The DOJ could decide that further action against the Company is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and the Company could agree to a disposition that might involve undertakings or fines, the amount of which cannot be reasonably estimated at this time but which could be material. The Company has fully cooperated with the DOJ and intends to continue to do so.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Form 10-Qs for the quarters ended March 31, 2005 and June 30, 2005.

Item 6.                 Exhibits

(a)        Exhibits.

2.1*

Second Amendment to the Joint Chapter 11 Plan of Reorganization for Mirant Corporation and its Affiliated Debtors (Exhibit A to the Second Amended Disclosure Statement Relating to the Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization Designated on Form 8-K filed October 7, 2005 as Exhibit 99.1)

10.1*	Employment Agreement, dated September 30, 2005, between Mirant Corporation, Mirant Services, LLC and Edward R. Muller (Designated on Form 8-K filed September 30, 2005 as Exhibit 10.1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsection (a) of Section 7241, Chapter 98 of Title 15, United States Code)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsection (a) of Section 7241, Chapter 98 of Title 15, United States Code)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2005.

MIRANT CORPORATION
By:	/s/ DAN STREEK
Dan Streek
Vice President and Controller
(Principal Accounting Officer)