Form 10-Q
period 2006-03-31
MIRANT CORP
filed 2006-05-10
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Corporation

(Exact name of registrant as specified in its charter)

Delaware	001-16107	20-3538156
(State or other jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

1155 Perimeter Center West, Suite 100,
Atlanta, Georgia	30338
(Address of Principal Executive Offices)	(Zip Code)
(678) 579-5000
(Registrant’s Telephone Number,
Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

Series A Warrants

Series B Warrants

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Nonaccelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at May 1, 2006, was 300,020,291.

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

•                    our implementation of business strategies, including the acquisition of additional assets or the disposition or alternative utilization of existing assets;

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

•                    our inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

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

•                    our ability to negotiate favorable terms from suppliers, counterparties and others and to retain customers because we were previously subject to bankruptcy protection; and

•                    the disposition of the pending litigation described in this Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2005.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2005 Annual Report on Form 10-K.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant” refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise. Also as used in this report “we,” “us,” “our,” the “Company” and “Mirant” refer to old Mirant prior to January 3, 2006 and to new Mirant on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in millions, except per share data)
Operating Revenues:
Generation	$1,113	$691
Integrated utilities and distribution	190	153
Total operating revenues	1,303	844
Cost of fuel, electricity and other products	440	448
Gross Margin	863	396
Operating Expenses:
Operations and maintenance	239	230
Depreciation and amortization	75	77
Gain on sales of assets, net	(40)	(3)
Total operating expenses	274	304
Operating Income	589	92
Other Expense (Income), net:
Interest expense	101	31
Equity in income of affiliates	(9)	(7)
Impairment losses on minority owned affiliates	7	—
Interest income	(25)	(5)
Other, net	(3)	—
Total other expense, net	71	19
Income From Continuing Operations Before
Reorganization Items, Income Taxes and Minority Interest	518	73
Reorganization items, net	—	61
Provision (benefit) for income taxes	47	(3)
Minority interest	4	7
Income From Continuing Operations	467	8
Income From Discontinued Operations, net	—	3
Net Income	$467	$11
Basic earnings per share	$1.56
Diluted earnings per share	$1.51
Average shares outstanding	300
Effect of dilutive securities	9
Average shares outstanding assuming dilution	309

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31,	At December 31,
	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,730	$1,551
Funds on deposit	617	1,729
Receivables, net	638	873
Price risk management assets	609	608
Inventories	411	372
Prepaid expenses	200	217
Investment in securities available for sale	55	30
Other	37	40
Total current assets	4,297	5,420
Property, Plant and Equipment, net	6,105	6,015
Noncurrent Assets:
Intangible assets, net	286	288
Investments	229	227
Price risk management assets	127	115
Funds on deposit	168	188
Deferred income taxes	389	315
Other	370	344
Total noncurrent assets	1,569	1,477
Total assets	$11,971	$12,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$31	$32
Current portion of long-term debt	318	394
Claims payable and estimated claims accrual	167	1,948
Accounts payable and accrued liabilities	551	783
Price risk management liabilities	589	849
Accrued taxes and other	477	369
Total current liabilities	2,133	4,375
Noncurrent Liabilities:
Long-term debt	4,145	3,307
Price risk management liabilities	433	458
Deferred income taxes	251	242
Asset retirement obligations	34	35
Deferred revenue	156	150
Other	304	299
Total noncurrent liabilities	5,323	4,491
Liabilities Subject to Compromise	18	18
Minority Interest in Subsidiary Companies	145	172
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, issued 0 shares at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 300,017,296 and 300,000,000 at March 31, 2006 and December 31, 2005, respectively, and outstanding 300,014,586 shares and 300,000,000 at March 31, 2006 and December 31, 2005, respectively	3	3
Treasury stock, at cost, 2,710 shares and 0 shares at March 31, 2006 and December 31, 2005, respectively
Additional paid-in capital	11,300	11,298
Accumulated deficit	(6,995)	(7,462)
Accumulated other comprehensive income	44	17
Treasury stock, at cost	—	—
Total stockholders’ equity	4,352	3,856
Total liabilities and stockholders’ equity	$11,971	$12,912

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income
	(in millions)
Balance, December 31, 2005	$3	$11,298	$(7,462)	$17
Net income	—	—	467	—
Stock-based compensation	—	2	—	—
Other comprehensive income	—	—	—	27
Balance, March 31, 2006	$3	$11,300	$(6,995)	$44

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended March 31,
	2006	2005
	(in millions)
Net Income	$467	$11
Other comprehensive income, net of tax
Cumulative translation adjustment	1	7
Unrealized gains on available-for-sale securities	26	—
Other comprehensive income, net of tax	27	7
Total Comprehensive Income	$494	$18

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months
	Ended March 31,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income	$467	$11
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75	79
Gain on sales of assets and investments	(41)	(3)
Non-cash charges for reorganization items	—	26
Price risk management activities, net	(298)	11
Other, net	37	4
Changes in operating assets and liabilities:
Receivables, net	232	25
Other current assets	203	(41)
Other assets	20	22
Accounts payable and accrued liabilities	(228)	(49)
Settlement of claims payable	(746)	—
Taxes accrued	33	18
Other liabilities	—	1
Total adjustments	(713)	93
Net cash provided by (used in) operating activities	(246)	104
Cash Flows from Investing Activities:
Capital expenditures	(30)	(32)
Cash paid for acquisitions	(35)	—
Issuance of notes receivable	(22)	—
Proceeds from the sales of assets and minority owned investments	50	72
Other	—	(5)
Net cash provided by (used in) investing activities	(37)	35
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,119	10
Repayment of long-term debt	(627)	(96)
Settlement of debt under the Plan	(1,035)	—
Debt issuance cost	(51)	—
Change in debt service reserve fund	58	38
Other	(1)	(2)
Net cash provided by (used in) financing activities	463	(50)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	—
Net Increase in Cash and Cash Equivalents	179	89
Cash and Cash Equivalents, beginning of period	1,551	1,485
Cash and Cash Equivalents, end of period	$1,730	$1,574
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$59	$49
Cash paid for income taxes	$1	$—
Cash paid for claims and professional fees from bankruptcy	$1,833	$33

The accompanying notes are an integral part of these condensed consolidated statements.

MIRANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

Overview

Mirant Corporation and its subsidiaries (collectively, “Mirant” or the “Company”) is an international energy company whose revenues primarily are generated through the production of electricity in the United States, the Philippines and the Caribbean. As of March 31, 2006, the Company owned or leased approximately 17,500 megawatts (“MW”) of electric generating capacity.

Mirant Corporation was incorporated in Delaware on September 23, 2005, and is the successor to a corporation of the same name that was formed in Delaware on April 3, 1993. This succession occurred by virtue of the transfer of substantially all of old Mirant’s assets to new Mirant in conjunction with old Mirant’s emergence from bankruptcy protection on January 3, 2006. Old Mirant was then renamed and transferred to a trust, which is not affiliated with new Mirant. New Mirant serves as the corporate parent of the business enterprise and, pursuant to the Plan of Reorganization (the “Plan”) that was approved in connection with old Mirant’s emergence from bankruptcy, has no successor liability for any unassumed obligations of old Mirant.

Mirant manages its business through three principal operating segments: United States, Philippines and Caribbean. The Company’s United States segment consists of the ownership, long-term lease and operation of power generation facilities and energy trading and marketing operations. The Philippine segment includes ownership, long-term lease or similar interest and operation of power generation businesses. The Caribbean segment includes investment in power generation businesses in Curacao and Trinidad and Tobago and ownership and operation of fully integrated utilities in the Bahamas and Jamaica which generate power sold to residential, commercial and industrial customers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company has held a minority equity interest in Ilijan, a non-consolidated variable interest entity (“VIE”), since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and has total assets of approximately $119 million at March 31, 2006. The Company believes that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company’s carrying value of its investment in the VIE at March 31, 2006, of approximately $62 million.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. All amounts are presented in U.S. dollars unless otherwise noted.

Recently Adopted Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Mirant adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective transition method. All awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R, with no restatement of prior periods.

Mirant’s unvested awards of stock-based compensation at December 31, 2005, were cancelled pursuant to the Plan. Under the modified prospective transition method, a company is required to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the company had originally estimated for purposes of preparing its SFAS No. 123 pro forma disclosures. Therefore, there was no cumulative effect recognized upon adoption of SFAS No. 123R. As a result, SFAS No.123R only applied to stock-based instruments issued to employees and others during the first quarter of 2006. Pre-tax expense related to stock-based compensation was approximately $2 million for the three months ended March 31, 2006. See Note F for additional information on the Company’s stock-based compensation.

New Accounting Standards Not Yet Adopted

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to subsequently measure those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions occurring after the adoption of this statement. The Company will adopt SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In September 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for exchanges of inventory with the same counterparty as one transaction. EITF 04-13 will be applied to new arrangements, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period after March 15, 2006. The Company will adopt EITF 04-13 on April 1, 2006. EITF 04-13 will impact the Company’s accounting for emissions allowances classified as inventory to the extent the allowances are exchanged in a transaction with the same counterparty.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46R affects the determination of whether an entity is a VIE, which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company will adopt FSP FIN 46R-6 on July 1, 2006, on a prospective basis.

B. Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant recorded the effects of the Plan at December 31, 2005.

At March 31, 2006, and December 31, 2005, amounts related to allowed claims, estimated unresolved claims and professional fees associated with the bankruptcy that are to be settled in cash are $167 million and $1.948 billion, respectively, and these amounts are recorded in claims payable and estimated claims accrual on the accompanying unaudited condensed consolidated balance sheets. These amounts do not include unresolved claims that will be settled in common stock or the stock portion of claims that are expected to be settled with cash and stock. During the three months ended March 31, 2006, the Company paid approximately $1.781 billion in cash related to bankruptcy claims. Of this amount approximately $1.035 billion is reflected in cash flows from financing activities and represents the principal amount of debt claims. The remaining $746 million is reflected in cash flows from operating activities and represents other bankruptcy claims and interest.

Financial Statements of Subsidiaries in Bankruptcy

Mirant’s New York subsidiaries remain in bankruptcy and include the following entities:  Mirant Lovett, LLC (“Mirant Lovett”), Mirant Bowline, LLC (“Mirant Bowline”), Mirant NY-Gen, LLC (“Mirant NY-Gen”), Mirant New York, Inc. (“Mirant New York”) and Hudson Valley Gas Corporation. Unaudited condensed consolidated financial statements of Mirant’s New York subsidiaries are set forth below:

Mirant New York Subsidiaries
Unaudited Condensed Consolidated Statement of Operations Data
(in millions)

	Three Months Ended
	March 31,
	2006	2005
Operating revenues	$118	$65
Cost of fuel, electricity and other products	43	49
Operating expenses	42	38
Operating income (loss)	33	(22)
Other expense, net	2	—
Reorganization items, net	(1)	—
Provision for income taxes	—	1
Net income (loss)	$32	$(23)

Mirant New York Subsidiaries
Unaudited Condensed Consolidated Balance Sheet Data
(in millions)

	March 31,	December 31,
	2006	2005
Current assets	$103	$31
Intercompany receivables	97	149
Property, plant and equipment, net	498	502
Other	8	4
Total assets	$706	$686
Liabilities not subject to compromise:
Current liabilities	$173	$168
Intercompany payables	19	36
Other noncurrent liabilities	9	9
Liabilities subject to compromise—affiliate	62	62
Liabilities subject to compromise—nonaffiliate	18	18
Stockholders’ equity	425	393
Total liabilities and stockholders’ equity	$706	$686

Mirant New York Subsidiaries
Unaudited Condensed Consolidated Statement of Cash Flow Data
(in millions)

	Three Months Ended March 31,
	2006	2005
Net cash (used in) provided by:
Operating activities	$(2)	$5
Investing activities	74	(6)
Financing activities	2	1
Net increase in cash and cash equivalents	74	—
Cash and cash equivalents, beginning of period	1	—
Cash and cash equivalents, end of period	$75	$—

Liabilities Subject to Compromise

The Company’s liabilities subject to compromise are $18 million and $18 million at March 31, 2006, and December 31, 2005, respectively, and relate to its New York subsidiaries that remain in bankruptcy.

Reorganization Items, net

For the three months ended March 31, 2006, reorganization items, net were less than $1 million and relate to the New York subsidiaries. For the three months ended March 31, 2005, reorganization items, net represents amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

The following were the significant items within this category (in millions):

Three Months Ended March 31, 2005
Estimated claims and losses on rejected and amended contracts	$30
Professional fees and administrative expense	37
Interest income, net	(6)
Total	$61

For the three months ended March 31, 2006, the Company incurred $6 million of professional fees and administrative expenses related to the bankruptcy proceedings for entities that have emerged from bankruptcy. As these expenses were incurred subsequent to the Company’s January 3, 2006, emergence from bankruptcy, these amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations.

C. Discontinued Operations and Assets Held for Sale

Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or are expected to be disposed of in the next year. In February 2006,

Mirant executed an agreement to sell its 77 MW combined cycle Wichita Falls facility in Texas. The sale was completed on May 4, 2006.

For the three months ended March 31, 2006, income from discontinued operations relates to the Wichita Falls facility and was less than $1 million. For the three months ended March 31, 2005, income from discontinued operations includes Wichita Falls as well as the Company’s Wrightsville generating facility that was sold in September 2005. A summary of the operating results for these discontinued operations for the three months ended March 31, 2005, follows (in millions):

	March 31,
	2006	2005
Operating expenses	$—	$(2)
Loss before reorganization items	—	(2)
Reorganization benefit, net	—	5
Net income	$—	$3

Assets Held for Sale

Current assets held for sale includes discontinued operations and other assets that the Company expects to dispose of within the next year. Current assets held for sale as of March 31, 2006, and December 31, 2005, are comprised of $11 million of property, plant and equipment, net. These amounts are included in other current assets in the condensed consolidated balance sheets.

D. Price Risk Management Assets and Liabilities

The fair values of Mirant’s price risk management assets and liabilities, net of credit reserves, at March 31, 2006, are included in the following table (in millions).

	Net Price Risk Management Asset/(Liabilities)
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$530	$104	$(509)	$(14)	$111
Back-to-Back Agreement (1)	—	—	(31)	(406)	(437)
Natural Gas	52	11	(43)	(13)	7
Oil	17	1	(1)	—	17
Coal	16	11	(4)		23
Other, including credit reserve	(6)	—	(1)	—	(7)
Total	$609	$127	$(589)	$(433)	$(286)

(1)          Contractual arrangement between Mirant and Potomac Electric Power Company (“PEPCO”) with respect to certain power purchase agreements (“PPAs”).

Of the $286 million net fair value liability at March 31, 2006, a $27 million net price risk management asset relates to the remainder of 2006, a net price risk management asset of $14 million relates to 2007 and a net price risk management liability of $327 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2006, was approximately 14 months. The net notional amount of the price risk management assets and liabilities at March 31, 2006, was a net short position of approximately 25 million equivalent megawatt-hours (“MWh”).

In January 2006, the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge its Mid-Atlantic expected on-peak coal fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts in the first quarter of 2006 (in millions):

			Back-to-
	Proprietary	Asset	Back
	Trading	Management	Agreement	Total
Net fair value of portfolio at December 31, 2005	$40	$(181)	$(443)	$(584)
Gains (losses) recognized in the period, net	17	215	(1)	231
Contracts settled during the period, net	(5)	65	7	67
Net fair value of portfolio at March 31, 2006	$52	$99	$(437)	$(286)

E. Debt

Pursuant to the Plan, Mirant’s wholly-owned subsidiary Mirant Americas Generation, LLC (“Mirant Americas Generation”) reinstated $1.7 billion of senior notes maturing in 2011, 2021 and 2031. As part of the Plan, the Company and its subsidiaries eliminated approximately $5.9 billion of debt through the distribution of new common stock and cash to its creditors.

Senior Secured Credit Facilities

Mirant North America, LLC (“Mirant North America”), a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available as cash or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the quarter. The senior secured term loan was fully drawn at closing and will amortize in nominal quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit.

Loans under the senior secured credit facilities are available at either of the following rates: (i) a fluctuating rate of interest per annum equal to, on any given day, the greater of (a) the interest rate per annum publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City on that day, and (b) the federal funds rate in effect on that day plus 0.50%, plus the applicable margin described below (the “base rate”), or (ii) a fixed rate determined for selected interest periods of one, two, three or six months equal to U.S. dollar London InterBank Offered Rate (“LIBOR”), plus the applicable margin described below (the “Eurodollar rate”).

The applicable margin with respect to loans under the senior secured revolving credit facility is 1.25% in the case of base rate loans or 2.25% in the case of Eurodollar rate loans. The applicable margin is subject to a reduction of up to 0.50% based on the achievement and maintenance of certain leverage ratios by Mirant North America. The applicable margin with respect to the senior secured term loan is 0.75% in the case of base rate loans or 1.75% in the case of Eurodollar rate loans.

Senior Notes

In December 2005, Mirant North America issued senior notes in an aggregate principal amount of $850 million that bear interest at 7.375% and mature on December 31, 2013. Interest on the notes is payable on each June 30 and December 31, commencing June 30, 2006.

The proceeds of the notes offering initially were placed in escrow pending the emergence of Mirant North America from bankruptcy. The proceeds were released from escrow in connection with Mirant North America’s emergence from bankruptcy and the closing of the senior secured credit facilities.

Mirant Grand Bahama Limited Credit Facility

In August 1996, Mirant Grand Bahama Limited entered into a $28 million senior secured credit facility. The outstanding balance of the facility was $12.4 million as of December 31, 2005, and was due to mature during 2006. During the first quarter of 2006, the term of the facility was extended to August 2011.

Mirant Trinidad Investments, LLC Notes

Mirant Trinidad Investments, LLC (“Mirant Trinidad Investments”) issued $100 million of 7.017% notes pursuant to an indenture dated January 30, 2006. Interest on the notes is payable semiannually and the principal is due on February 1, 2016. Most of the net proceeds of the offering were used by Mirant Trinidad Investments to repay its $73 million aggregate principal amount of 10.20% notes due January 31, 2006. The remaining net proceeds will be used by Mirant Trinidad Investments to finance a portion of its 39% ownership share of The Power Generation Company of Trinidad and Tobago, Limited’s (“PowerGen”) expansion project. The notes are secured by a pledge and assignment by Mirant Trinidad Investments of its shares of common stock issued by PowerGen and by certain other collateral. The notes are solely the obligation of Mirant Trinidad Investments without recourse to any other Mirant entity or to PowerGen.

Capital Leases

In March 2006, Jamaica Public Service Company Limited (“JPS”) renegotiated an existing 70 MW PPA with Jamaica Energy Partners, an independent power producer in Jamaica, to include an additional 49 MW and to extend the term of the PPA until 2026. This PPA is accounted for as a capital lease. As of March 31, 2006, the amount outstanding under the PPA is $120 million. The lease has an annual interest rate of 13.37%.

F. Stock-based Compensation

The Mirant Corporation 2005 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) for certain employees and directors of Mirant became effective on January 3, 2006. The Omnibus Incentive Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock (nonvested shares), restricted stock units (nonvested share units), performance shares, performance units, cash-based awards, other stock-based awards, covered employee annual incentive awards and non-employee director awards. Under the Omnibus Incentive Plan, incentive stock options may be granted only to employees.

Pursuant to the Omnibus Incentive Plan, the Company may grant options or other stock-based awards to its directors, officers and key employees. The Omnibus Incentive Plan was approved as part of the Plan of Reorganization, and all stock compensation awards are made under this Omnibus Incentive Plan.

Under the Omnibus Incentive Plan, 18,575,851 shares of Mirant common stock are available for issuance to participants. The Omnibus Incentive Plan contains the following limitations: (1) the maximum number of shares that may be issued as incentive stock options is 5 million shares; (2) the maximum number of shares that may be issued to non-employee directors is 2.5 million shares; (3) with certain exceptions, a non-employee director may not be granted an award covering more than 2.5 million shares in any plan year; and (4) the maximum grant of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or other stock-based awards in any one plan year to any one participant is limited to 5 million shares.

Shares covered by an award are counted as used only to the extent that they are actually issued. Any shares related to awards that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be available again for grant under the Omnibus Incentive Plan.

As discussed in Note A, SFAS No. 123R was adopted by the Company during the first quarter of 2006, using the modified prospective transition method. For the three months ended March 31, 2006, the Company recognized approximately $2 million of expense with respect to stock-based compensation. This amount is included in operations and maintenance expense in the unaudited condensed consolidated statement of operations.

As of March 31, 2006, there was approximately $36 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. No shares were vested as of March 31, 2006.

Prior to the Company’s adoption of SFAS No. 123R, Mirant accounted for stock-based employee compensation plans under the intrinsic-value method of accounting for recognition, but disclosed fair value pro forma information. Under that method, compensation expense for employee stock options is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income for the three months ended March 31, 2005, if the fair-value-based method had been applied to all outstanding and unvested stock-based awards (in millions):

Three Months Ended March 31, 2005
Net income, as reported	$11
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2)
Pro forma net income	$9

Pursuant to the Plan, all share-based payment awards issued prior to the Company’s emergence from bankruptcy were cancelled. As a result, the presentation of information above for the period ending March 31, 2005, is not comparable to the information presented below for the period ending March 31, 2006, as the instruments in existence at March 31, 2005, do not exist at March 31, 2006. Additionally, the Company’s pre-bankruptcy capital structure differed significantly from the Company’s post-emergence capital structure, further degrading comparability between the two periods.

Stock Options

During the first quarter of 2006, Mirant made awards of approximately 2.8 million non-qualified stock options. These options were granted with a 10-year term. Approximately 1 million options vest in three equal installments on each of the first, second and third anniversaries of the grant date. The remaining 1.8 million options vest 25% six months from the grant date, and 25% on each of the first, second and third anniversaries of the grant date. These options provide for accelerated vesting if there is a change of control (as defined in the Omnibus Incentive Plan). These instruments have been accounted for under SFAS No. 123R and are included as a component of stockholders’ equity. The Company does not anticipate making additional broad grants of stock options during 2006, although incremental individual grants are expected in conjunction with the hiring of new employees.

The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following table. Due to the Company’s bankruptcy and other factors, historical information concerning the Company’s stock price volatility for purposes of valuing stock option grants is not available. Therefore, the implied volatility derived from peer group companies was used as the basis for valuing the stock options. Due to the lack of exercise history for the Company, the Simplified Method for estimating expected term has been used in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The table below includes significant assumptions used in valuing the Company’s stock options:

Expected volatility	34 - 35%
Weighted-average volatility	34.51%
Expected dividends	0%
Expected term	5.8 - 6 years
Risk-free rate	4.30 - 4.75%

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006, was $10.37. The total intrinsic value of stock options exercised during the period ending March 31, 2006, was $0. A summary of option activity under the Omnibus Incentive Plan as of March 31, 2006, and changes during the three month period then ended are presented below:

Stock Options	Number	Weighted Average Exercise Price
Outstanding at beginning of the quarter	—
Changes during the quarter:
Granted	2,768,805	$24.85
Exercised or converted	—
Forfeited	(23,810)	$24.80
Expired	—
Outstanding at the end of the quarter	2,744,995	$24.85
Exercisable or convertible at the end of the quarter	—

As there was no exercise of stock options and similar instruments for the quarter ended March 31, 2006, no cash was received from exercises of instruments under the Omnibus Incentive Plan and no tax benefit was realized during these periods.

Nonvested Shares and Share Units

The Company also has issued approximately 384,000 nonvested share units and 170,000 nonvested shares to certain employees during the first quarter of 2006 under the Omnibus Incentive Plan. Approximately 34,000 of the share units and all of the nonvested shares vest in three equal installments on each of the first, second and third anniversaries of the grant date. The remaining approximately 350,000 share units vest 25% six months from the grant date, and 25% on each of the first, second and third anniversaries of the grant date. These instruments have been accounted for under SFAS No. 123R and are included as a component of shareholders’ equity. The Company does not anticipate making additional broad grants of nonvested shares or share units during 2006, although incremental individual grants are possible in conjunction with the hiring of new employees.

No portion of the awards granted has vested as of March 31, 2006. The grant date fair value of the nonvested shares and nonvested share units is equal to the Company’s closing stock price on the previous day. A summary of the status of the Company’s nonvested shares and nonvested share units as of March 31, 2006, and changes during the period ending March 31, 2006, is presented below:

Nonvested Shares and Nonvested Share Units	Number	Weighted Average Grant Date Fair Value
Outstanding at beginning of the quarter	—
Changes during the quarter:
Granted	553,768	$24.85
Exercised or converted	—
Forfeited	(4,762)	$24.80
Expired	—
Outstanding at the end of the quarter	549,006	$24.85

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

Chapter 11 Proceedings

On July 14, 2003 (the “Petition Date”), and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 21, 2003, and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003, bar date (the “Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates.

Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan that became effective for Mirant and most of the Mirant Debtors on January 3, 2006. For example, the claims filed by the

California Attorney General, Pacific Gas & Electric Company (“PG&E”), various other California parties, plaintiffs in certain rate payer class action lawsuits, the plaintiffs in certain shareholder or bondholder litigation, and Utility Choice, L.P., which are described in the Company’s 2004 Annual Report on Form 10-K, are among the claims that were resolved prior to confirmation of the Plan. A number of claims, however, remain unresolved.

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

As of March 31, 2006, approximately 21.4 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved, including any claims resulting from Mirant’s rejection of certain contracts with PEPCO, as described below in PEPCO Litigation. Under the terms of the Plan, to the extent such claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserve of 21.4 million shares on the same basis as if they had been paid out when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing shareholders, and pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. The Company will continue to monitor its obligations as the disputed claims are resolved. If Mirant is required to issue additional shares of common stock to satisfy unresolved claims, certain parties who under the Plan received common stock and warrants also are entitled to receive additional shares of common stock to avoid dilution of their distributions under the Plan.

The Company’s Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments and with the New York State Department of Environmental Conservation (“NYSDEC”) regarding environmental controls. Mirant Lovett is also in discussions with the State of New York and other parties regarding an agreement that would compensate Mirant Lovett for the contribution of the Lovett facility to the reliability of the New York electric power system. The facilities are forecasted to have negative operating cash flows at their current property taxation levels. Until a settlement is reached on property taxes, environmental controls and reliability that would permit economically feasible operation, the Company’s subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, will remain in Chapter 11. Mirant Lovett and Mirant Bowline are currently in settlement discussions on all of these issues. Although negotiations are continuing, settlements may not be reached in the near future, or at all. Until such settlements are reached and the companies emerge from bankruptcy, Mirant will not have access to the cash from operations generated from these subsidiaries. Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, is insolvent. Its expenses are being funded under a debtor-in-possession facility made by Mirant Americas, Inc. (“Mirant Americas”) with the approval of, and under the supervision of, the Bankruptcy Court. Mirant NY-Gen is currently discussing with the Federal Energy Regulatory Commission (“FERC”)

appropriate remediation for a sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. Mirant NY-Gen conducted a flood study to determine downstream consequences if the maximum capacities of the reservoirs were exceeded at its New York Swinging Bridge, Rio and Mongaup generation facilities, and Mirant NY-Gen could be requested by the FERC to remediate those dams as well. Mirant NY-Gen has initiated discussions with the FERC for surrendering its permits to operate all the hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and expects to begin that formal process soon. It is not possible at this point to determine the cost of remediation of the dam at Swinging Bridge and surrendering the permits, but such costs may be substantial.

Actions Pursued by MC Asset Recovery, LLC

In 2005, Mirant Corporation and various of its subsidiaries filed several actions before the Bankruptcy Court seeking to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent as a result of the resulting transfers and that they did not receive fair value for those transfers. Several of these actions indicate that the named plaintiff, typically Mirant Corporation, is joined by the debtor affiliates of Mirant Corporation to the extent of their respective interests in the claims asserted. In addition to these avoidance actions, the Official Committee of Unsecured Creditors of Mirant Corporation filed an action against Arthur Andersen on behalf of the Mirant Debtors alleging malpractice. Under the Plan, the rights to most of these avoidance actions, and the suit filed against Arthur Andersen, have been transferred to MC Asset Recovery, LLC (“MC Asset Recovery”). MC Asset Recovery, while wholly-owned by Mirant, is managed by managers that are independent of Mirant and its other subsidiaries. Mirant is obligated to make capital contributions to MC Asset Recovery as necessary to pay up to $20 million of professional fees and to pay certain other costs incurred by MC Asset Recovery, including expert witness fees and other costs of the avoidance actions and the Andersen suit. Under the Plan, any cash recoveries received by MC Asset Recovery from the avoidance actions or the Andersen suit, net of costs incurred in prosecuting the actions including all capital contributions from Mirant, are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant Corporation immediately prior to the effective date of the Plan. Mirant may not reduce such payments for the taxes owed on any recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests under the Plan by the amount of any taxes it will owe on the amount in excess of $175 million.

PEPCO Litigation

In 2000, Mirant purchased power generating facilities and other assets from PEPCO, including certain PPAs between PEPCO and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and PEPCO entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Ohio Edison PPA terminated in December 2005 and the Panda PPA runs until 2021. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that typically are higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”). In the Chapter 11 cases of the Mirant Debtors, PEPCO asserted that an Assignment and Assumption Agreement dated December 19, 2000, that includes as parties PEPCO and various subsidiaries of ours causes our subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors have sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement, and the rejection motions have not been resolved. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement are to be performed by Mirant Power Purchase, LLC (“Mirant Power Purchase”), whose performance is guaranteed by Mirant. If any of the agreements is successfully rejected, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and PEPCO would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. That claim would then be addressed under the terms of the Plan.

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

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by April 8, 2005, a binding court order had been entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda (the “Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. It is the Company’s view that the June 10, 2003, decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

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

California and Western Power Markets

California Rate Payer Litigation.   Certain of our subsidiaries are subject to litigation related to their activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits were filed in 2000 through 2003 that asserted claims under California law based on allegations that certain owners of electricity generation facilities in California and energy marketers, including the Company, Mirant Americas Energy Marketing and our subsidiaries owning generating facilities in California, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. All of these suits have been dismissed by final orders except for six such suits that were filed between November 27, 2000, and May 2, 2001, in various California Superior Courts and consolidated before the Superior Court for the County of San Diego for pretrial purposes. Although the plaintiffs dismissed Mirant from those suits, they have not filed to dismiss certain of our subsidiaries that are also defendants. On October 3, 2005, the California state court dismissed those six consolidated suits on the grounds that the plaintiffs’ claims were barred by federal preemption as a result of the Federal Power Act. On December 5, 2005, the plaintiffs filed an appeal of the dismissal. On April 14, 2006, the California Court of Appeal dismissed the appeal as to the remaining Mirant defendants pursuant to a stipulation and remanded the suit to the superior court. The plaintiffs have filed a request for voluntary dismissal of the remaining Mirant defendants before the superior court, which remains pending. The plaintiffs in the six consolidated suits did not file claims in the Chapter 11 proceedings, and it is the Company’s view that their claims are in any event barred by the Plan now that it has become effective.

FERC Refund Proceedings.   On July 25, 2001, the FERC issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the California Independent System Operator (“CAISO”) or the California Power Exchange (“Cal PX”) from October 2, 2000, through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (the “DWR”) and other parties. Any such expansion of the Refund Period or the types of sales of electricity potentially subject to refund could significantly increase the refund exposure of Mirant Americas Energy Marketing in this proceeding. Although Mirant Americas Energy Marketing is the Mirant entity that engaged in transactions with the CAISO and the Cal PX, the orders issued by the FERC in the refund proceedings, and the filings made by other parties in those proceedings, generally refer to the Mirant entity involved as Mirant without being more specific. It is the Company’s view that the Mirant entity that would actually be liable to third parties for any refunds determined by the FERC to be owed, or that would be due any receivables found to be owed to Mirant, is Mirant Americas Energy Marketing.

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

It is the Company’s view that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading, LLC (“Mirant Energy Trading”) as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

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

In November 2002, the plaintiffs filed an amended complaint that added as defendants Southern Company (“Southern”), the directors of Mirant immediately prior to its initial public offering of stock and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act of 1933, alleging that the registration statement and prospectus for the initial public offering in 2000 of Mirant’s old common stock terminated under the Plan misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company’s California business activities but allowed the case to proceed on the plaintiffs’ other claims. On December 11, 2003, the plaintiffs filed a proof of claim against Mirant in the Chapter 11 proceedings, but they subsequently withdrew their claim in October 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action.

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

The Kester and White suits were filed in the Superior Court of Fulton County, Georgia, and were consolidated on March 13, 2003, under the name In re Mirant Corporation Derivative Litigation. The consolidated action has been removed by Mirant to the United States District Court for the Northern District of Georgia. The Pettingill suit was filed in the Court of Chancery for New Castle County, Delaware, and was removed by Mirant to the United States District Court for the District of Delaware. The Cichocki suit was filed in the United States District Court for the Northern District of Georgia. The order entered by the Bankruptcy Court confirming the Plan enjoins the prosecution of these actions and requires that they be dismissed. On March 8, 2006, the Bankruptcy Court entered an order compelling the plaintiffs in these actions to dismiss their complaints in accordance with the terms of the Plan. The plaintiffs in the consolidated Kester and White suits, the Pettingill suit, and the Cichocki suit have all filed to dismiss their complaints.

Mirant Americas Generation Bondholder Suit.   On June 10, 2003, certain holders of senior notes of Mirant Americas Generation maturing after 2006 filed a complaint in the Court of Chancery of the State of Delaware, California Public Employees’ Retirement System, et al. v. Mirant Corporation, et al., that named as defendants Mirant, Mirant Americas, Inc. (“Mirant Americas”), Mirant Americas Generation, certain past and present Mirant directors, and certain past and present Mirant Americas Generation managers. Among other claims, the plaintiffs assert that a restructuring plan pursued by the Company prior to its filing a petition for reorganization under Chapter 11 of the Bankruptcy Code was in breach of fiduciary duties allegedly owed to them by Mirant, Mirant Americas and Mirant Americas Generation’s managers. In addition, the plaintiffs challenge certain dividends and distributions made by Mirant Americas Generation prior to the Petition Date. The plaintiffs seek damages in excess of $1 billion. Mirant has removed this suit to the United States District Court for the District of Delaware. This action was stayed with respect to the Mirant entities that are defendants by the filing of the Chapter 11 proceedings of these entities. The order entered by the Bankruptcy Court confirming the Plan enjoins the prosecution of this action and requires that it be dismissed. On March 8, 2006, the Bankruptcy Court entered an order compelling the plaintiffs in this action to dismiss their complaint in accordance with the terms of the Plan. On March 17, 2006, the parties filed a stipulation of dismissal dismissing the suit.

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (“DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held preliminary discussions with DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. The DOJ could decide that further action against the Company is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and the Company could agree to a disposition that might involve undertakings or fines, the amount of which cannot be reasonably estimated at this time but which could be material. The Company has cooperated fully with the DOJ and intends to continue to do so.

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

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal Clean Air Act (“Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company subsidiaries’ acquisition or lease of the plants. If the Mirant Debtors succeed in rejecting the APSA as described above in PEPCO Litigation—PEPCO Contract Litigation, PEPCO may assert that it has no obligation to reimburse Mirant for any fines or penalties imposed upon Mirant for periods prior to the Company subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company subsidiary owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company’s Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Company and its subsidiaries that have emerged from bankruptcy made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between itself and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to a consent decree entered into on June 11, 2003 (the “2003 Consent Decree”), by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. Under the 2003 Consent Decree, Mirant Lovett is required to make an election to install certain environmental controls on units 4 and 5 of the Lovett facility or shut down those units by 2007 to 2008. The State of New York notes in its notice of administrative claim that the cost of implementing such environmental controls could exceed $200 million. The State of New York and the NYSDEC have executed a stipulated order with the Company and its New York subsidiaries to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River, LLC (“Mirant Potomac River”) alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and Confirmation Order.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia State standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC entered into an amended consent decree (the “Amended Consent Decree”) to be filed for approval with the United States District Court for the Eastern District of Virginia, that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires

Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, Mirant Mid-Atlantic and the MDE entered into an agreement to allow Mirant Mid-Atlantic to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, Mirant Mid-Atlantic agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (“DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation exists with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generation facility, as requested by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River facility. The facility, in accordance with the operating plan submitted to the DOE, is currently operating at reduced capacity except when one or both of the transmission lines serving the central Washington, D.C. area are out of service. The facility will not resume normal operations until it can satisfy the requirements of the Virginia DEQ and the EPA with respect to NAAQS, unless, for reliability purposes, it is required to return to operation by a governmental agency having jurisdiction to order its operation. On January 9, 2006, the FERC issued an order directing PJM and PEPCO to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and PEPCO filed their proposed reliability plans. The Company is working with the relevant state and federal agencies with the goal of restoring all five units of the facility to normal operation in 2007. The financial and operational implications of the discontinued or limited operation of the Potomac River plant are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

City of Alexandria Nuisance Suit.   On  October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and Mirant Mid-Atlantic in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, flyash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees. On February 17, 2006, the City amended its complaint to add additional allegations in support of its nuisance claims relating to noise and lighting, interruption of traffic flow by trains delivering coal to the Potomac River plant, particulate matter from the transport and storage of coal and flyash, and potential coal leachate into the soil and groundwater from the coal pile.

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

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council’s action, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice seeking to appeal this judgment.

PEPCO Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified PEPCO on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between PEPCO and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give PEPCO several years advance notice of any indefinite or permanent shutdown of the plant, and to pay all or a portion of certain costs incurred by PEPCO for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, PEPCO notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. PEPCO contends that Mirant Potomac River’s actions entitle PEPCO to recover as damages the cost of constructing additional transmission facilities. PEPCO, on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes PEPCO’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

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

Another provision of the LGC provides that machinery and equipment that is actually, directly, or exclusively used by government-owned or -controlled corporations engaged in the generation and transmission of electric power is exempt from real property taxes.

Under the energy conversion agreements for Pagbilao and Sual which were executed under the Philippine government’s build operate transfer (“BOT”) program, National Power Corporation (“NPC”) is responsible for payment of real property taxes. NPC, a government-owned corporation, is the owner of the land on which the power plants are situated and has paid the real property tax on the land. Mirant’s subsidiaries are currently the owners of record of the machinery, buildings and equipment constituting the Sual and Pagbilao plants (collectively, the “Plants”). When the local taxing authorities in Pagbilao and Sual assessed property taxes on the Plants, the Company referred the matter to NPC. NPC has taken the position that it is the beneficial owner of the machinery and equipment for purposes of the real property tax, because it will own the Plants when they are transferred to NPC pursuant to the energy conversion agreements. NPC has filed petitions for exemption with the relevant tax courts, claiming that it is exempt from real property taxes on this machinery and equipment that is used to generate electricity pursuant to the LGC.

In a case filed by NPC, the Philippine Court of Tax Appeals ruled that NPC is not exempt from real property taxes on machinery and equipment and cannot be treated as the owner of the machinery and equipment. Therefore, the machinery and equipment may be assessed at a taxable level of up to 80% of its fair market value. This ruling would impact any BOT facilities. The case is now before the Philippine Supreme Court. Unless the Supreme Court issues an injunction or a restraining order, the local authorities would have the right to issue a notice of delinquency to Mirant’s subsidiaries as the record owners of the property and, if the taxes were not paid, to levy against the Plants. The disputed tax assessments are approximately $70 million related to periods through December 31, 2005, for Pagbilao. The local taxing authorities in Sual have assessed and been paid all taxes at the 10% level through December 31, 2005. In February 2006, Mirant Sual Corporation (“Mirant Sual”) received an assessment (in the amount of approximately $1.4 million) representing the 2006 real property tax on the plant. Mirant Sual forwarded the assessment to NPC, which is responsible for paying the tax under the energy conversion agreement. The outcome of this matter cannot be predicted, but if the Company is held liable for payment of the real property taxes it shall seek full recovery from NPC or, in the event NPC does not pay, from the

Government of the Philippines. Payment of NPC’s obligations to Mirant Sual under the energy conversion agreements is guaranteed by the Government of the Philippines.

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

NPC Claims

Mirant Sual Corporation is contracted to sell 1,000 MW of its 1,218 MW capacity to NPC. Pursuant to excess capacity agreements, it is entitled to sell the 218 MW of excess capacity to retail customers with the approval of NPC, which Mirant (Philippines) Corporation (“Mirant Philippines”) does through its energy supply business. Mirant Philippines received a letter from NPC dated March 22, 2006, claiming refunds in the amount of $26 million relating to sales of such excess capacity. Mirant Philippines believes that the claims are without merit and is disputing the claims.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Philippine Deferred Tax Asset

The Company's financial statements at December 31, 2005, reflect a deferred tax asset approximating $84 million related to the anticipated future tax benefits of unrealized foreign exchange losses arising from the U.S. dollar denominated borrowings of its Philippine entities. On May 2, 2006, the Philippine tax authorities issued final regulations governing the selection and use of a functional currency for Philippine tax reporting purposes. The regulation is expected to become official on May 18, 2006. The total impact of this regulation on the Company's financial statements and books of accounts for internal revenue tax purposes is still being evaluated. However, the Company will determine and recognize any necessary adjustment related to this matter in the second quarter of 2006.

Other Contingencies

On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam through a hole in the penstock. The dam is currently stabilized, but is in need of additional repairs. Mirant NY-Gen currently expects to incur additional costs to repair the dam that could be material and to recover insurance proceeds for a portion of these repair costs. As a result of the sinkhole, Mirant NY-Gen was required to perform and provide to the FERC a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the down stream consequences of a rain event resulting in a “greater than the maximum capacity” event. The flood study found that under the very extreme weather conditions assumed for the study (which included rainfall over a short period in amounts well in excess of the highest rainfall amounts recorded for such a period historically), the water flowing into the reservoirs could cause the level of the reservoirs to exceed the height of the dams at Mirant NY-Gen’s hydro facilities, leading to downstream flooding. Mirant NY-Gen is evaluating the results of the flood study and determining what modifications may be warranted to its hydro facilities based on those results. The costs of such modifications, if any are necessary, are unknown at this time, but could be significant. Mirant NY-Gen currently remains in Chapter 11. The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $4.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

Enron Bankruptcy Proceedings

Beginning on December 2, 2001, Enron and a number of its subsidiaries filed for bankruptcy. Mirant filed formal claims in the Enron bankruptcy proceedings. On March 21, 2006, the Company sold its remaining claims against Enron and its subsidiaries. The Company recorded a gain of approximately $40 million as a result of that sale.

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

H. Earnings Per Share

Mirant calculates basic earnings per share by dividing income available to shareholders by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to dilutive potential common shares, including restricted stock, restricted stock units, stock options and warrants. Pursuant to the Plan, on January 3, 2006, all shares of Mirant’s old common stock were cancelled and 300 million shares of new common stock were issued. Mirant also issued two series of warrants that will expire on January 3, 2011.

Due to the changes in the capital structure, earnings per share information is not presented for the three months ended March 31, 2005, because it is not meaningful. The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2006 (in millions except per share data):

Net income	$467
Basic and diluted:
Weighted average shares outstanding—basic	300
Shares due to assumed exercise of warrants	8
Shares due to assumed vesting of restricted stock and restricted stock units	1
Weighted average shares outstanding—diluted	309
Basic income per share	$1.56
Diluted income per share	$1.51

The Company excluded 2.7 million potential common shares representing antidilutive stock options from the earnings per share calculations for the three months ended March 31, 2006.

I. Segment Reporting

Mirant manages its business through three principal operating segments: United States, Philippines and Caribbean. The Company’s reportable segments are strategic businesses that are separated geographically and managed independently.

Business Segments
(In Millions)

Three Months Ended March 31, 2006:

	United States	Philippines	Caribbean	Corporate and Eliminations	Consolidated
Operating Revenues:
Generation	$993	$118	$2	$—	$1,113
Integrated utilities and distribution	—	4	186	—	190
Total operating revenues	993	122	188	—	1,303
Cost of fuel, electricity and other products	329	7	104	—	440
Gross margin	664	115	84	—	863
Operating Expenses:
Operations and maintenance	177	20	47	(5)	239
Depreciation and amortization	39	19	12	5	75
Gain on sales of assets, net	(40)	—	—	—	(40)
Total operating expenses	176	39	59	—	274
Operating income	488	76	25	—	589
Other expense, net	61	6	7	(3)	71
Income from continuing operations before income taxes	427	70	18	3	518
Provision (benefit) for income taxes	—	40	6	1	47
Minority interest	—	—	4	—	4
Net Income	$427	$30	$8	$2	$467
Total assets at March 31, 2006	$7,816	$2,662	$1,400	$93	$11,971

Three Months Ended March 31, 2005:

	United States	Philippines	Caribbean	Corporate and Eliminations	Consolidated
Operating Revenues:
Generation	$571	$118	$2	$—	$691
Integrated utilities and distribution	—	5	148	—	153
Total operating revenues	571	123	150	—	844
Cost of fuel, electricity and other products	368	6	74	—	448
Gross margin	203	117	76	—	396
Operating Expenses:
Operations and maintenance	174	23	43	(10)	230
Depreciation and amortization	42	20	11	4	77
Gain on sales of assets, net	(1)	(2)	—	—	(3)
Total operating expenses	215	41	54	(6)	304
Operating income (loss)	(12)	76	22	6	92
Other expense, net	4	7	4	4	19
Income (loss) from continuing operations before reorganization items and income taxes	(16)	69	18	2	73
Reorganization items, net	28	—	—	33	61
Provision (benefit) for income taxes	—	19	5	(27)	(3)
Minority interest	—	3	4	—	7
Income (loss) from Continuing Operations	(44)	47	9	(4)	8
Income from Discontinued Operations, net	3	—	—	—	3
Net Income (loss)	$(41)	$47	$9	$(4)	$11
Total assets at December 31, 2005	$8,925	$2,951	$1,224	$(188)	$12,912

Item 2.                 Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with Mirant’s unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are an international energy company whose revenues and gross margin primarily are generated through the production of electricity in the United States, Philippines and Caribbean. We emerged from Chapter 11 on January 3, 2006. As of March 31, 2006, we have total cash, cash equivalents and credit facility availability of approximately $2.15 billion.

Our gross margin for the three months ended March 31, 2006, was $863 million, including $298 million of unrealized gains from hedging activities primarily due to declining forward power prices. The primary factors impacting the realized gross margin and cash flows of our United States segment are the prices for power, coal, oil and natural gas, which are driven largely by supply and demand. Demand for power varies regionally and seasonally due to, among other things, weather and general economic conditions. Weather in the first quarter of 2006 was milder than normal, and power and natural gas prices declined from December 31, 2005 levels. Therefore, our intermediate and peaking generation volumes generally were lower in the first quarter of 2006 than in the first quarter of 2005. However, prior to the first quarter of 2006, we hedged a substantial portion of our Mid-Atlantic baseload coal fired generation and our New England intermediate oil fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the three months ended March 31, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this quarter than for the same period in 2005.

In January 2006, our Mirant Mid-Atlantic subsidiary entered into financial swap transactions with a counterparty pursuant to which Mirant Mid-Atlantic economically hedged approximately 80%, 50% and 50% of its expected on-peak coal fired baseload generation for 2007, 2008 and 2009, respectively. The financial swap transactions are senior unsecured obligations of Mirant Mid-Atlantic and do not require the posting of cash collateral either for initial margin or for securing exposure due to changes in power prices.

Our Philippine and Caribbean segments, which had no significant variances for the quarter, continued to provide stable earnings and cash flows in the first quarter of 2006. In the Philippines, over 90% of the generation capacity is sold under long-term energy conversion agreements with the Philippine government-owned National Power Corporation (“NPC”). Under the energy conversion agreements, we receive both fixed capacity fees and variable energy fees. Fixed capacity fees compensate us for our agreement to make the facility available exclusively to NPC and are paid without regard to the dispatch level of the facility. Variable energy fees are paid when the facility generates electricity. Currently, approximately 90% of our revenues with respect to our Philippine operations come from fixed capacity fees.

Cash flows from operations for the first quarter of 2006 were a net use of $246 million due to $746 million paid for bankruptcy claims and interest. Our cash flows from financing activities reflect our exit financing as part of our bankruptcy emergence and the payment of approximately $1.035 billion of bankruptcy claims related to outstanding indebtedness.

Results of Operations

The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

United States

Our United States segment consists primarily of power generation (approximately 14,000 MW of generating capacity) and energy trading and marketing activities managed as a combined business.

The following table summarizes the operations of our United States segment for the three months ended March 31, 2006 and 2005 (in millions):

	March 31,		Increase/
	2006	2005	(Decrease)
Gross margin	$664	$203	$461
Operating expenses:
Operations and maintenance	177	174	3
Depreciation and amortization	39	42	(3)
Gain on sales of assets, net	(40)	(1)	(39)
Total operating expenses	176	215	(39)
Operating income (loss)	488	(12)	500
Total other expense, net	61	4	57
Income (loss) from continuing operations before reorganization items and income taxes	427	(16)	443
Reorganization items, net	—	28	(28)
Provision (benefit) for income taxes	—	—	—
Income (loss) from continuing operations	$427	$(44)	$471

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Lovett, Bowline, Grahamsville, Hillburn, Mongaup, Rio, Shoemaker, Swinging Bridge, Canal, Kendall, Martha’s Vineyard and Wyman facilities. The West region includes our Contra Costa, Pittsburg, Potrero, Bosque and Apex facilities. The Mid-Continent region includes our Zeeland, West Georgia, Sugar Creek and Shady Hills facilities. Other includes proprietary trading, the elimination of intercompany transactions between subsidiaries and losses related to our contractual agreement with Potomac Electric Power Company (“PEPCO”) (the “Back-to-Back Agreement”) and Transition Power Agreements (“TPAs”) with PEPCO.

United States Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for our United States segment for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005	Decrease
Mid-Atlantic	35%	38%	(3)%
Northeast	15%	40%	(25)%
West	9%	12%	(3)%
Mid-Continent	1%	4%	(3)%
Total United States	18%	26%	(8)%

The following table summarizes power generation volumes by region for our United States segment for the three months ended March 31, 2006 and 2005 (in gigawatt hours):

	March 31,
	2006	2005	Decrease
Mid-Atlantic	4,081	4,439	(358)
Northeast	977	2,607	(1,630)
West	695	904	(209)
Mid-Continent	54	211	(157)
Total United States	5,807	8,161	(2,354)

United States Gross Margin

Our gross margin increased by $461 million for the three months ended March 31, 2006, compared to the same period for 2005. The following table details gross margin by realized and unrealized margin for the three months ended March 31, 2006 and 2005 (in millions):

	Three months Ended March 31, 2006			Three months Ended March 31, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$191	$226	$417	$140	$(56)	$84
Northeast	146	34	180	60	9	69
West	34	—	34	31	—	31
Mid-Continent	13	(1)	12	7	4	11
Other	(18)	39	21	(24)	32	8
Total United States	$366	$298	$664	$214	$(11)	$203

The $461 million increase in gross margin is detailed as follows (in millions):

	Three Months Ended March 31, 2006
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy(1)	$137	$55	$—	$(1)	$(18)	$173
Contracted and capacity(2)	3	4	33	13	—	53
Incremental realized value of hedges(3)	40	79	2	—	—	121
Unrealized gains/(losses)(4)	226	34	—	(1)	39	298
Other(5)	11	8	(1)	1	—	19
Total	$417	$180	$34	$12	$21	$664

	Three Months Ended March 31, 2005
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy	$145	$48	$—	$—	$3	$196
Contracted and capacity	6	8	29	11	—	54
Incremental realized value of hedges	(30)	4	2	(4)	—	(28)
Unrealized gains/(losses)	(56)	9	—	4	32	(11)
Other	19	—	—	—	(27)	(8)
Total	$84	$69	$31	$11	$8	$203

	Three Months Ended March 31, 2006 vs. March 31, 2005
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy	$(8)	$7	$—	$(1)	$(21)	$(23)
Contracted and capacity	(3)	(4)	4	2	—	(1)
Incremental realized value of hedges	70	75	—	4	—	149
Unrealized gains/(losses)	282	25	—	(5)	7	309
Other	(8)	8	(1)	1	27	27
Total	$333	$111	$3	$1	$13	$461

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales and steam sales.

(2)          Contracted and capacity relates to revenue received through reliability must run contracts (“RMR”) and other installed capacity mechanisms.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains/losses reflects the unrealized portion of our derivative hedging contracts.

(5)          Other includes revenues from ancillary services.

Mid-Atlantic operations gross margin increased by $333 million primarily due to the following:

•       an increase of $70 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher than market prices; and

•       an increase of $282 million related to unrealized gains from hedging activities of $226 million for the three month period ending March 31, 2006, compared to unrealized losses from hedging activities of $56 million for the same period in 2005.

Northeast operations gross margin increased by $111 million primarily due to the following:

•       an increase of $75 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher than market prices; and

•       an increase of $25 million related to unrealized gains from hedging activities of $34 million for the three month period ending March 31, 2006, compared to $9 million for the same period in 2005.

West and Mid-Continent operations gross margin increased by $4 million primarily due to an increase of $3 million in RMR capacity margin primarily due to an outage at one of our California generating units in 2005.

Other gross margin increased $13 million and includes the following:

•       a decrease of $21 million in energy due to the elimination of intercompany emissions allowances transactions; and

•       an increase of $27 million in other that includes $11 million related to a decrease in realized losses on the Back-to-Back Agreement and an increase of $13 million in realized gross margin related to proprietary trading.

Operating Expenses

Our U.S. operating expenses decreased by $39 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to a $40 million gain from the sale in 2006 of our remaining claims in the Enron bankruptcy.

Other expense, net

Our other expense, net increased by $57 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to interest expense on the debt at Mirant North America and Mirant Americas Generation.

Reorganization items

Our reorganization items decreased by $28 million due to emergence from Chapter 11.

Philippines

Our Philippine segment consists of our net ownership interest of approximately 2,200 MW in power generating facilities. The following table summarizes the operations of our Philippine business for the three months ended March 31, 2006 and 2005 (in millions):

	March 31,		Increase/
	2006	2005	(Decrease)
Operating Revenues:
Generation	$118	$118	$—
Integrated utilities and distribution	4	5	(1)
Total operating revenues	122	123	(1)
Cost of fuel, electricity and other products	7	6	1
Gross margin	115	117	(2)
Operating Expenses:
Operations and maintenance	20	23	(3)
Depreciation and amortization	19	20	(1)
Gain on sales of assets, net	—	(2)	2
Total operating expenses	39	41	(2)
Operating income	76	76	—
Total other expense, net	6	7	(1)
Income from continuing operations before reorganization items and income taxes	70	69	1
Provision for income taxes	40	19	21
Minority interest	—	3	(3)
Income from continuing operations	$30	$47	$(17)

Income From Continuing Operations

Income from continuing operations decreased by $17 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to an increase in the provision for income taxes of $21 million due primarily to higher local income tax rates at Sual resulting from the expiration of the tax holiday in October 2005.

Total other expense, net in 2006 includes a $7 million impairment of our 50% ownership of Mirant Global Corporation (“MGC”). This impairment reflects lower rates for the Panay and Avon River Projects. On May 5, 2006, we executed an agreement to sell our investment in MGC to our joint venture partner.

Caribbean

Our Caribbean segment consists of our 80% and 55% ownership interest in integrated utilities in Jamaica and the Bahamas, respectively, and our 26% and 39% ownership in power generating operations in Curacao and Trinidad and Tobago, respectively. Our ownership interest in the power generating operations in Curacao and Trinidad and Tobago are accounted for under the equity method of accounting and are included in other expense, net. The following table summarizes the operations of our Caribbean businesses for the three months ended March 31, 2006 and 2005 (in millions):

	March 31,		Increase/
	2006	2005	(Decrease)
Operating Revenues:
Generation	$2	$2	$—
Integrated utilities and distribution	186	148	38
Total operating revenues	188	150	38
Cost of fuel, electricity and other products	104	74	30
Gross margin	84	76	8
Operating Expenses:
Operations and maintenance	47	43	4
Depreciation and amortization	12	11	1
Total operating expenses	59	54	5
Operating income	25	22	3
Other expense, net	7	4	3
Income from continuing operations before reorganization items and income taxes	18	18	—
Provision for income taxes	6	5	1
Minority interest	4	4	—
Income from continuing operations	$8	$9	$(1)

Corporate

Reorganization items, net

For the three months ended March 31, 2005, reorganization items, net of $33 million represents amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

Provision for Income Taxes

The provision for income taxes increased by $28 million for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to adjustments of $15 million in 2005 related to a favorable settlement of foreign taxes.

Financial Condition

Emergence from Bankruptcy

In connection with the consummation of the Plan of Reorganization (the “Plan”) on January 3, 2006, all shares of old Mirant’s common stock were cancelled and 300 million new shares of common stock were issued. Shortly thereafter 276.5 million shares of our new common stock were distributed to holders of unsecured claims and equity securities. We also issued two series of warrants, expiring January 3, 2011, that entitle the holders to purchase an aggregate of approximately 53 million shares of common stock. In addition, 23.5 million shares of common stock were reserved for unresolved claims and approximately 19 million shares were reserved for issuance under the Omnibus Incentive Plan for employees and directors. Our authorized capital stock consists of 1.5 billion shares of common stock and 100 million shares of preferred stock. As part of the Plan, we eliminated approximately $5.9 billion of debt and approximately $2.6 billion of additional claims and disputes through our distribution or planned distribution of new common stock and $1.9 billion in cash among our creditors. At March 31, 2006, 21.4 million shares of common stock remain reserved for unresolved claims. See Note G where unresolved claims are discussed further.

On December 23, 2005, our subsidiary Mirant North America issued $850 million of 7.375% senior unsecured notes due 2013. The funds from this issuance initially were placed in escrow and were released from escrow on January 3, 2006. On January 3, 2006, Mirant North America also entered into an $800 million senior secured revolving credit facility and a $700 million senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit.

Cash Flows

Operating Activities.   Cash provided by operating activities decreased $350 million for the three months ended March 31, 2006, compared to the same period in 2005. Our cash provided by operating activities is volatile as a result of seasonality, changes in energy prices and fluctuations in our working capital requirements. The change for the three months ended March 31, 2006, and 2005 is detailed as follows (in millions):

	March 31,		Increase/
	2006	2005	(Decrease)
Cash provided by operating activities, excluding working capital and other assets and liabilities	$240	$128	$112
Cash used for working capital and other assets and liabilities	(486)	(24)	(462)
Net cash (used in) provided by operating activities	$(246)	$104	$(350)

Net cash provided by operating activities excluding the effects of working capital increased $112 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to:

•                    an increase of $152 million primarily due to the increase in realized gross margin in the U.S.;

•                    a decrease of $10 million related to increased interest payments; and

•                    a decrease of $10 million primarily related to increased operations and maintenance expense.

During the three months ended March 31, 2006, changes in operating assets and liabilities required $486 million in cash. Our largest uses of working capital are related to the payment of $746 million of bankruptcy claims and interest included in cash from operating activities for the period and the $200 million drawn under the senior secured term loan that was deposited into a cash collateral account to support the issuance of letters of credit. Payment of bankruptcy claims related to financing arrangements are included in financing activities below. The largest sources of working capital for the period are the $381 million decrease in the amount of cash collateral posted to support energy trading and marketing activities and the return of $56 million posted with the

Mirant Mid-Atlantic lease trustee. The decrease in cash collateral is a result of lower power prices and the settlement of contracts during the period. All other changes in operating assets and liabilities provided net cash of $23 million for the three months ended March 31, 2006.

During the three months ended March 31, 2005, changes in operating assets and liabilities required $24 million in cash. We posted additional net cash collateral of $79 million due to changes in commodity prices. Other changes in operating assets and liabilities provided $55 million of cash.

Investing Activities.   Net cash used by investing activities was $37 million for the three months ended March 31, 2006, compared to $35 million of cash provided for the same period in 2005. This difference was primarily due to the following:

•       In 2006, we had capital expenditures of $30 million compared to capital expenditures of $32 million in 2005.

•       In 2006, we paid $35 million to purchase the remaining 5.15% ownership interest in the Sual project and received proceeds of $45 million from the sale of bankruptcy claims against Enron and its subsidiaries.

•       In 2006, Mirant Trinidad Investments, LLC (“Mirant Trinidad Investments”) provided $22 million in funding in accordance with the terms and conditions of a shareholder loan agreement for the construction and installation of new generating units at Point Lisas, Trinidad.

•       In 2006, we received $50 million in proceeds from the sale of assets, which included the sale of our remaining claims against Enron and its subsidiaries.

•       In 2005, we received $63 million in proceeds from the sale of Coyote Springs 2 and $4 million in additional proceeds from the 2004 sale of Bowline gas turbines.

Financing Activities.   Net cash provided by financing activities was $463 million for the three months ended March 31, 2006, compared to cash used in financing activities of $50 million for the same period in 2005. This difference was primarily due to the following:

•       In 2006, proceeds from issuance of debt were $2.1 billion. The debt proceeds in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan, $465 million drawn on the Mirant North America senior secured revolving credit facility and $100 million from the issuance of notes by Mirant Trinidad Investments.

•       In 2005, proceeds from the issuance of debt were $10 million related to our Caribbean operations.

•       In 2006, we repaid debt of $1.7 billion, which included $465 million on the Mirant North America senior secured revolving credit facility, $1.035 billion of principal payments for debt settled under the Plan, $79 million of debt incurred at Sual and Pagbilao and $73 million of debt incurred at Mirant Trinidad Investments.

•       In 2005, we repaid long-term debt of $96 million, of which $80 million related to our Philippine operations and $16 million related to our Caribbean operations.

•       In 2006, cash deposited in debt service reserves decreased $58 million compared to a decrease of $38 million in 2005.

Total Cash, Cash Equivalents and Credit Facility Availability

The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Corporation and its subsidiaries as of March 31, 2006 and December 31, 2005 (in millions):

March 31, 2006	December 31, 2005
Cash and Cash Equivalents:
Mirant Corporation	$667	$354
Mirant Americas Generation	14	129
Mirant Mid-Atlantic	77	276
Mirant North America	244	19
Other United States subsidiaries	64	126
Philippines and Caribbean subsidiaries	664	647
Total cash and cash equivalents	1,730	1,551
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements	434	326
Total available cash and cash equivalents	1,296	1,225
Available under credit facilities	854	—
Available under the DIP Facility	—	249
Total cash, cash equivalents and credit facilities availability	$2,150	$1,474

We expect to incur capital expenditures of approximately $400 million in 2006. Approximately $200 million of this amount relates to capital expenditures for environmental compliance in the United States.

We are in the process of recapitalizing our business in the Philippines. As part of the recapitalization, we expect to repay the current project debt and decrease our total equity investment in the business.

We are in the process of refinancing our Jamaica subsidiary’s debt that is due in the third and fourth quarter of 2006.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of March 31, 2006, our outstanding issued letters of credit totaled $147 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of March 31, 2006, and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Cash collateral posted—energy trading and marketing(1)	$238	$619
Cash collateral posted—debt service and rent reserves	199	307
Cash collateral posted—other operating activities	54	61
Letters of credit—energy trading and marketing	64	51
Letters of credit—debt service and rent reserves(2)	75	—
Letters of credit—other operating activities(2)	8	7
Total	$638	$1,045

(1)          The amount includes approximately $198 million deposited with J.P. Morgan Futures, Inc. as clearing broker as of March 31, 2006.

(2)          There are additional letters of credit of approximately $50 million issued under local credit facilities at some of the Company’s Philippine and Caribbean subsidiaries that are not included in the amounts above.

Other Developments

Locational Installed Capacity Proposal

Our New England plants participate in a market administered by the Independent System Operator-New England (“ISO-NE”). Mirant Energy Trading, LLC (“Mirant Energy Trading”) is a member of the New England Power Pool (“NEPOOL”), which is a voluntary association of electric utilities and other market participants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont and which functions as an advisory organization to ISO-NE. The Federal Energy Regulatory Commission (“FERC”) approved ISO-NE as the Regional Transmission Organization (“RTO”) for the New England region effective on February 1, 2005, making ISO-NE responsible for market rule filings at the FERC. In addition, ISO-NE is responsible for the operation of transmission systems and administration and settlement of the wholesale electric energy, capacity and ancillary services markets. ISO-NE utilizes a locational marginal pricing model, with a price mitigation method similar to the New York Independent System Operators (“NYISO”) Automated Mitigation Procedure, although it is implemented via manual processes rather than the automated process employed in New York. In 2004, the FERC approved a locational installed capacity market for ISO-NE (the ‘‘LICAP proposal’’) based on the demand curve concept used by the NYISO to be implemented in January 2006. Demand curves are administrative mechanisms used to establish electricity generation capacity prices. A hearing on the demand curve parameters was held in February and March 2005, and an initial decision issued by the presiding administrative law judge ruled in favor of many of the suppliers’ issues in the hearing. A subsequent FERC order issued on October 21, 2005, pushed back the LICAP implementation date to no sooner than October 1, 2006, and put in place procedures to pursue a settlement on alternatives to the LICAP mechanism. Any such alternatives were to be submitted to the FERC by January 31, 2006. On January 31, 2006, a FERC settlement judge reported that an agreement in principle had been reached among the majority of the parties in the LICAP proceeding and requested an extension of the January 31, 2006, deadline so that a final settlement could be filed with the FERC by March 6, 2006. On March 6, 2006, a comprehensive settlement proposal was filed with the FERC on behalf of numerous parties to the LICAP proceeding. The settlement requests that the FERC approve the settlement without modification by June 30, 2006. The settlement will go into effect upon approval, without modification, by the FERC. We cannot predict whether FERC will accept the settlement without modification or will act by the requested date. If ultimately approved by the FERC without modification, the settlement would result in increased opportunities for our New England generators to receive more revenues for their capacity.

United States Environmental Regulation

Maryland Healthy Air Act.   In April 2006, the Governor of Maryland signed into law the Healthy Air Act, which requires more significant reductions in emissions of nitrogen oxide (“NOx”), sulfur dioxide (“SO2”) and mercury than the recently finalized federal Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The Act also accelerates the timeframe for such reductions beyond what is required by CAIR and CAMR and eliminates the ability to use allowances to attain compliance for NOx, SO2 and mercury. The law requires that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) in 2007, subject to completion of a study of the costs and benefits of such participation. Participation in the RGGI would require reductions in carbon dioxide emissions beginning in 2009, but we can use allowances to attain compliance.

The Maryland Department of Environment will be issuing the regulations that will implement the Healthy Air Act in several phases. The first phase of regulations has been proposed and addresses NOx, SO2 and mercury.

This legislation affects our Chalk Point, Dickerson and Morgantown facilities and we are currently assessing our options for compliance and their financial impacts. We may need to request additional time to comply, which is provided for in the legislation. Because the law limits our ability to use emissions allowances to comply, we will be required to increase substantially our capital expenditures in order to remediate our units. We anticipate that the capital expenditures required to achieve compliance will range from $1.3 billion to $1.5 billion from 2006 through 2011. We currently expect that cash flows from operations will be sufficient to fund our capital expenditures.

Faulkner Ash Storage Zoning Matter

On April 11, 2006, at a public hearing, the Board of Zoning Appeals for Charles County, Maryland ruled on Mirant MD Ash Management LLC’s application to extend the Special Exception for the Faulkner Ash Storage Site for an additional five years. The Board approved a three-year extension with new conditions. The Board has not yet issued its written ruling, but we understand the conditions imposed will include a requirement to reduce ash transported to and stored on the site by a minimum of 10% per year. We expect the written Special Exception with the new conditions to be issued within 30 days of the hearing. The economic impact of this requirement is not known at this time.

Notice of Intent to Shut Down Pittsburg Unit 7 and Contra Costa Unit 6

On May 4, 2006, we filed a 90-day notice of our intent to shut down Pittsburg Unit 7 and Contra Costa Unit 6 with the California Public Utilities Commission and the California Independent System Operator (the “CAISO”) in accordance with California law and agreements governing operations with the CAISO. We intend to continue to negotiate during the 90-day notice period to reach an agreement that will allow us to operate the units economically. If these negotiations are not successful, we do not expect that the retirement of these units will have a material impact on our results of operations or financial condition.

Philippine Deferred Tax Asset

Our financial statements at December 31, 2005, reflect a deferred tax asset approximating $84 million related to the anticipated future tax benefits of unrealized foreign exchange losses arising from the U.S. dollar denominated borrowings of its Philippine entities. On May 2, 2006, the Philippine tax authorities issued final regulations governing the selection and use of a functional currency for Philippine tax reporting purposes. The regulation is expected to become official on May 18, 2006. The total impact of this regulation on our financial statements and books of accounts for internal revenue tax purposes is still being evaluated. However,we will determine and recognize any necessary adjustment related to this matter in the second quarter of 2006.

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

Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective transition method. All unvested awards of stock-based compensation at December 31, 2005, were cancelled pursuant to the Plan. As a result, there were no unvested awards upon adoption of SFAS No. 123R.

The Black-Scholes option-pricing model was used to measure the grant-date fair value of the stock options. The Black-Scholes model requires certain assumptions concerning volatility, dividend yield, expected term, and grant price. These assumptions have a significant impact on an option’s fair value. Generally, as the expected term, expected volatility and risk-free rate increase, the option’s fair value increases. However, as the expected dividend yield increases, the option’s fair value may decrease as option holders typically do not receive dividends. The expected term and expected volatility often have the most impact on the fair value of the option. The variables in the Black-Scholes model that the Company used for the period ended March 31, 2006, are detailed below:

Expected volatility	34 - 35%
Weighted-average volatility	34.51%
Expected dividends	0%
Expected term	5.8 - 6 years
Risk-free rate	4.30 - 4.75%

As a result of the lack of historical information related to the volatility of Mirant’s new common stock, we derived the implied volatility from peer companies. Additionally, we assumed there would be no dividends paid over the five-year expected term of the awards. Due to the lack of exercise history, we used the Simplified Method for estimating expected term in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107. The grant price used in the Black-

Scholes option pricing model is the closing price of our stock on the New York Stock Exchange on the day prior to the grant date of the award. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Under the modified prospective method of SFAS No. 123R, a company is required to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the company had originally estimated. We determined that all of the awards granted in 2006 qualify for equity accounting treatment. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement. Compensation cost will be adjusted for an estimated forfeiture rate of 3%. As we accumulate historical data, the forfeiture rate will be adjusted for actual forfeitures. During the first quarter of 2006, we recognized approximately $2 million of compensation expense, and the expense for the remainder of 2006 is expected to be $12.8 million.

We have determined that there is not a material amount available to offset a tax deficiency for the net amount that would have been recognized in additional paid in capital had we adopted SFAS No. 123 for recognition purposes for awards granted after December 15, 1994.

As a result of uncertainty, complexity and judgment, the assumptions related to share-based payment accounting could result in material changes to our financial statements under different conditions or utilizing different assumptions.

Accounting for Energy Trading and Marketing Activities

Our United States businesses use derivatives and other energy contracts to economically hedge our electricity generation assets and to engage in proprietary trading activities. We use a variety of derivative contracts, such as futures, swaps, forwards and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. The fair value of such contracts is included in price risk management assets and liabilities in our consolidated balance sheets. A limited number of transactions do not meet the definition of a derivative or are considered normal purchases or normal sales, a permissible scope exception under SFAS No. 133. Thus, such transactions qualify for the use of accrual accounting.

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

The fair value of price risk management assets and liabilities in our consolidated balance sheets also are impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the U.S. dollar London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

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

See Note D to our condensed unaudited consolidated financial statements for further information on financial instruments related to energy trading and marketing activities.

Asset Impairments

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset or, in the case of assets we expect to sell, at fair value less costs to sell.

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

Investments accounted for by the equity method are reviewed for impairment in accordance with Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” which requires that a loss in value of an investment that is other than a temporary decline should be recognized. We identify and measure losses in value of equity investments based upon a comparison of fair value to carrying value.

Revenue Recognition

We utilize two comprehensive accounting models in reporting our consolidated financial position and results of operations as required by accounting principles generally accepted in the United States of America (“GAAP”)—an accrual model and a fair value model. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model historically has been used to account for our generation revenue from the sale of energy and integrated utilities and distribution revenue from the sale and distribution of energy when it is earned and collection is probable. We recognize revenue when electric power is delivered to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. Some sales of energy are based on economic dispatch, or ‘as-ordered’ by the independent system operator (“ISO”), based on member participation agreements, but without an underlying contractual commitment. ISO revenues and revenues for sales of energy based on economic-dispatch are recorded on the basis of megawatt hours delivered, at the relevant day-ahead or real-time prices. When a long-term electric power agreement conveys the right to use the generating capacity of our plant to the buyer of the electric power, that agreement is evaluated to determine if it is a lease of the generating facility rather than a sale of electric power.

The fair value model historically has been used for derivatives and other energy contracts to economically hedge our electricity generation assets and to engage in non-asset trading activities by our United States businesses. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1, “Legal Proceedings,” and Note G to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business in the United States, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading portfolio expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance in the United States varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and market activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

For a further discussion of market risks, our risk management policy, and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2006. Based upon this assessment, our management concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.    Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2005.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). As of March 31, 2006, approximately 21.4 million of the shares of Mirant common stock to be distributed under the Plan of Reorganization (the “Plan”) that became effective for Mirant and certain of the Mirant Debtors on January 3, 2006, have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved, including any claims resulting from Mirant’s rejection of certain contracts with PEPCO, as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, in PEPCO Litigation. Under the terms of the Plan, to the extent such claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserve of 21.4 million shares on the same basis as if they had been paid out when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing shareholders, and pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. The Company will continue to monitor its obligations as the disputed claims are resolved. If Mirant is required to issue additional shares of common stock to satisfy unresolved claims, certain parties who under the Plan received common stock and warrants are also entitled to receive additional shares of common stock to avoid dilution of their distributions under the Plan.

California and Western Power Markets

California Rate Payer Litigation.   On April 14, 2006, the California Court of Appeal dismissed the appeal of the six consolidated suits as to the remaining Mirant defendants pursuant to the stipulation of the plaintiffs and the Mirant defendants and remanded the suit to the superior court. The plaintiffs have filed a request for voluntary dismissal of the remaining Mirant defendants before the superior court, which remains pending.

Shareholder-Bondholder Litigation

Shareholder Derivative Litigation.   The plaintiffs in the consolidated Kester and White suits, the Pettingill suit, and the Cichocki suit have all filed to dismiss their complaints.

Mirant Americas Generation Bondholder Suit.   On March 17, 2006, the parties filed a stipulation of dismissal dismissing the suit.

Environmental Matters

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant

Potomac River, LLC (“Mirant Potomac River”) alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the Environmental Protection Agency (“EPA”) issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the United States Department of Justice (“DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and the order entered by the Bankruptcy Court on December 9, 2005 approving the Plan.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On

December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC entered into an amended consent decree (the “Amended Consent Decree”) to be filed for approval with the United States District Court for the Eastern District of Virginia that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, Mirant Mid-Atlantic and the MDE entered into an agreement to allow Mirant Mid-Atlantic to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, Mirant Mid-Atlantic agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

New York Dissolved Oxygen.   An Order on Consent dated March 7, 2006, embodying the settlement reached between Mirant NY-Gen, LLC and the New York State Department of Environmental Conservation (“NYSDEC”) has been executed by the parties.

New York Major Oil Storage Facility Licenses.   The NYSDEC continues to review Mirant Bowline’s pending application for a renewal of its major oil storage facilities license for the Bowline facility. A Consent Order dated March 29, 2006, entered into between Mirant Bowline, LLC and the NYSDEC has extended the current major oil storage facilities license held by Mirant Bowline for sixty days through May 30, 2006.

City of Alexandria Zoning Action

The City of Alexandria has filed notice seeking to appeal the judgment in Mirant Potomac River’s favor entered by the Circuit Court for the City of Alexandria on February 24, 2006.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.  Risk Factors

There have been no material changes in risk factors since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.    Exhibits

(a)   Exhibits.

Exhibit No.		Exhibit Name
2.1	*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (Designated on Form 8-K filed December 15, 2005 as Exhibit 2.1)
3.1	*	Amended and Restated Certificate of Incorporation of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.1)
3.2	*	Amended and Restated Bylaws of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.2)
4.1	*	Form of Warrant Agreement between Registrant and Mellon Investor Services LLC, as Warrant Agent (Designated on Form 8-K filed January 3, 2006 as Exhibit 4.1)
10.1	*	Form of Stock Option Award Agreement (Designated on Form 8-K filed January 18, 2006 as Exhibit 10.1)
10.2	*	Form of Restricted Stock Unit Award Agreement (Designated on Form 8-K filed January 18, 2006 as Exhibit 10.2)
10.3	*	2006 Mirant Corporation Deferred Compensation Plan (Designated on Form 10-K for the year ended December 31, 2005 as Exhibit 10.23)
10.4	*

Mirant North America, LLC—Credit Agreement with Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A. (Designated on Form 10-K for the year ended December 31, 2005 as Exhibit 10.33)

10.5	*	Employment Agreement between Registrant and Robert M. Edgell (Designated on Form 8-K filed March 4, 2006 as Exhibit 10.1)
10.6	*	2006 Short-term Incentive Plan Description (Designated on Form 10-K for the year ended December 31, 2005 as Exhibit 10.55)
10.7	*	2006 Named Executive Officer Base Compensation and Short-term Incentive Targets (Designated on Form 10-K for the year ended December 31, 2005 as Exhibit 10.56)
31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2006.

MIRANT CORPORATION
By:	/s/ THOMAS LEGRO
Thomas Legro
Senior Vice President and Controller (Principal Accounting Officer)