Form 10-Q
period 2006-06-30
MIRANT CORP
filed 2006-08-09
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at July 31, 2006, was 300,027,343.

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

•                    our ability to divest all of our non-U.S. businesses, which are located in the Philippines and the Caribbean, and various of our U.S. intermediate and peaking gas fired assets at prices and on terms that we would be willing to accept, and any adverse impact on our credit rating that may result from such sales;

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

We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

The solicitation of offers to buy shares of Mirant common stock will be made only pursuant to the offer to purchase and related materials that Mirant sent to its shareholders. Shareholders should read those materials carefully because they will contain important information, including the various terms of, and conditions to, the tender offer. Shareholders will be able to obtain the offer to purchase and related materials at no charge at the Securities and Exchange Commission’s website at www.sec.gov or from our information agent, Innisfree M&A Incorporated. We urge shareholders to read those materials carefully when they become available prior to making any decisions with respect to the tender offer.

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

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Operating Revenues:
Generation	$813	$776	$1,926	$1,467
Integrated utilities and distribution	216	188	406	341
Total operating revenues	1,029	964	2,332	1,808
Cost of fuel, electricity and other products	417	509	857	957
Gross Margin	612	455	1,475	851
Operating Expenses:
Operations and maintenance	262	255	501	485
Depreciation and amortization	79	76	154	153
Impairment losses	—	7	—	7
Loss (gain) on sales of assets, net	(6)	28	(46)	25
Total operating expenses	335	366	609	670
Operating Income	277	89	866	181
Other Expense (Income), net:
Interest expense	96	32	197	63
Equity in income of affiliates	(4)	(7)	(13)	(14)
Impairment losses on minority owned affiliates	—	—	7	—
Interest income	(30)	(7)	(55)	(12)
Other, net	1	6	(2)	6
Total other expense, net	63	24	134	43
Income From Continuing Operations Before
Reorganization Items, Income Taxes and Minority Interest	214	65	732	138
Reorganization items, net	—	33	—	94
Provision for income taxes	114	35	161	32
Minority interest	1	6	5	13
Income (Loss) From Continuing Operations	99	(9)	566	(1)
Income (Loss) From Discontinued Operations, net	—	(1)	—	2
Net Income (Loss)	$99	$(10)	$566	$1
Basic earnings per share	$0.33		$1.89
Diluted earnings per share	$0.32		$1.84
Average shares outstanding	300		300
Effect of dilutive securities	8		8
Average shares outstanding assuming dilution	308		308

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2006	At December 31, 2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,796	$1,551
Funds on deposit	557	1,729
Receivables, net	652	873
Price risk management assets	656	608
Inventories	475	372
Prepaid expenses	196	217
Investment in securities available for sale	44	30
Other	22	40
Total current assets	4,398	5,420
Property, Plant and Equipment, net	6,079	6,015
Noncurrent Assets:
Intangible assets, net	282	288
Investments	220	227
Price risk management assets	116	115
Funds on deposit	167	188
Deferred income taxes	366	315
Other	411	344
Total noncurrent assets	1,562	1,477
Total assets	$12,039	$12,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$32	$32
Current portion of long-term debt	239	394
Claims payable and estimated claims accrual	156	1,948
Accounts payable and accrued liabilities	551	783
Price risk management liabilities	526	849
Accrued taxes and other	530	369
Total current liabilities	2,034	4,375
Noncurrent Liabilities:
Long-term debt	4,218	3,307
Price risk management liabilities	423	458
Deferred income taxes	248	242
Asset retirement obligations	37	35
Deferred revenue	161	150
Other	306	299
Total noncurrent liabilities	5,393	4,491
Liabilities Subject to Compromise	18	18
Minority Interest in Subsidiary Companies	147	172
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, issued 0 shares at June 30, 2006 and December 31, 2005	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 300,040,906 and 300,000,000 at June 30, 2006 and December 31, 2005, respectively, and outstanding 300,038,196 shares and 300,000,000 at June 30, 2006 and December 31, 2005, respectively	3	3
Treasury stock, at cost, 2,710 shares and 0 shares at June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	11,306	11,298
Accumulated deficit	(6,896)	(7,462)
Accumulated other comprehensive income	34	17
Total stockholders’ equity	4,447	3,856
Total liabilities and stockholders’ equity	$12,039	$12,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income
	(in millions)
Balance, December 31, 2005	$3	$11,298	$(7,462)	$17
Net income	—	—	566	—
Stock-based compensation	—	8	—	—
Other comprehensive income	—	—	—	17
Balance, June 30, 2006	$3	$11,306	$(6,896)	$34

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months
	Ended June 30,
	2006	2005
	(in millions)
Net Income	$566	$1
Other comprehensive income, net of tax
Cumulative translation adjustment	3	15
Unrealized gains on available-for-sale securities	14	—
Other comprehensive income, net of tax	17	15
Total Comprehensive Income	$583	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income	$566	$1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of transition power agreements and other obligations (non-cash revenue)	(2)	(12)
Depreciation and amortization	159	158
Impairment charges	7	7
Equity in income of affiliates	(4)	(5)
(Gain) loss on sales of assets and investments	(47)	25
Non-cash charges for reorganization items	—	22
Price risk management activities, net	(406)	(70)
Deferred income taxes	96	16
Minority interest	5	13
Other, net	20	26
Changes in operating assets and liabilities:
Receivables, net	217	9
Other current assets	231	28
Other assets	(18)	(24)
Accounts payable and accrued liabilities	(226)	(116)
Settlement of claims payable	(757)	—
Taxes accrued	46	26
Other liabilities	(1)	6
Total adjustments	(680)	109
Net cash provided by (used in) operating activities	(114)	110
Cash Flows from Investing Activities:
Capital expenditures	(86)	(95)
Cash paid for acquisitions	(36)	—
Issuance of notes receivable	(25)	—
Proceeds from the sales of assets and minority owned investments	73	72
Other	—	(5)
Net cash used in investing activities	(74)	(28)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,125	33
Repayment of long-term debt	(639)	(103)
Settlement of debt under the Plan	(1,035)	—
Debt issuance cost	(51)	—
Change in debt service reserve fund	34	7
Other	—	(9)
Net cash provided by (used in) financing activities	434	(72)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	—
Net Increase in Cash and Cash Equivalents	245	10
Cash and Cash Equivalents, beginning of period	1,551	1,485
Cash and Cash Equivalents, end of period	$1,796	$1,495
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$169	$60
Cash paid for income taxes	$43	$27
Cash paid for claims and professional fees from bankruptcy	$1,845	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

Overview

Mirant Corporation and its subsidiaries (collectively, “Mirant” or the “Company”) is an international energy company whose revenues primarily are generated through the production of electricity in the United States, the Philippines and the Caribbean. As of June 30, 2006, the Company owned or leased approximately 17,300 megawatts (“MW”) of electric generating capacity.

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

For the periods presented, Mirant managed its business through three principal operating segments: United States, Philippines and Caribbean. The Company’s United States segment consists of the ownership, long-term lease and operation of power generation facilities and energy trading and marketing operations. The Philippine segment includes ownership, long-term lease or similar interest and operation of power generation businesses. The Caribbean segment includes investments in power generation businesses in Curacao and Trinidad and Tobago and ownership and operation of fully integrated utilities in the Bahamas and Jamaica which generate power sold to residential, commercial and industrial customers. On July 11, 2006, the Company announced the commencement of auction processes to sell its Philippines and Caribbean businesses. The sales are expected to close by mid-2007. On August 9, 2006, the Company announced the planned sale of various U.S. gas fired assets. The U.S. assets to be sold are the following intermediate and peaking gas fired plants: Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex, representing a total of 3,504 MW.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries, as well as variable interest entities in which Mirant has an interest and is the primary beneficiary, and have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Jointly owned affiliates which Mirant does not control, as well as interests in variable interest entities in which Mirant is not the primary beneficiary, also are accounted for using the equity method of accounting.

The Company has held a minority equity interest in Ilijan, a non-consolidated variable interest entity (“VIE”), since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and has total assets of approximately $115 million at June 30, 2006. It is the Company’s view that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company’s carrying value of its investment in the VIE at June 30, 2006, of approximately $60 million. The Company’s investment in Ilijan is part of its Philippine business to be disposed of.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. All amounts are presented in U.S. dollars unless otherwise noted. Due to the announcements on July 11, 2006, and August 9, 2006 the results of operations of the Company’s businesses and assets to be disposed of will be reclassified to discontinued operations in the third quarter of 2006.

Impairment of Long-Lived Assets

Mirant evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the discounted future cash flows of the asset. Assets to be disposed of are separately presented in the accompanying consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the accompanying consolidated balance sheets.

On July 11, 2006, the Company announced the commencement of auction processes to dispose of its Caribbean and Philippines businesses. The planned sales will result in the reclassification of the long-lived assets related to these businesses as held for sale beginning in the third quarter of 2006. The Company is currently seeking to sell the Caribbean and Philippines businesses in a single transaction for each business. However, if the operating companies and investments that comprise the Caribbean business are ultimately sold in separate transactions, some write-downs could result.

On August 9, 2006, the Company announced the planned sale of various U.S. gas fired assets. The U.S. assets to be sold are the following intermediate and peaking gas fired plants: Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex, representing a total of 3,504 MW. The planned sales will result in the reclassification of the long-lived assets related to these plants as held for sale beginning in the third quarter of 2006. Initial estimates indicate that for each of these plants an impairment loss will need to be recorded in the third quarter to reduce the carrying value of these plants to the fair value less costs to sell. While the amount of the impaiment loss has not yet been determined, the Company currently estimates the total impairment loss for these six plants will range from $500 million to $700 million and will be reflected as a loss from discontinued

operations in the Company’s condensed consolidated statements of operations for the third quarter of 2006.

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Mirant adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective transition method. All awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R, with no restatement of prior periods.

Under the modified prospective transition method, a company is required to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the company had originally estimated for purposes of preparing its SFAS No. 123 pro forma disclosures. Mirant’s unvested awards of stock-based compensation at December 31, 2005, were cancelled pursuant to the Plan. Therefore, there was no cumulative effect recognized upon adoption of SFAS No. 123R. Pre-tax expense related to stock-based compensation was approximately $3 million and $8 million, respectively, for the three and six months ended June 30, 2006. See Note F for additional information on the Company’s stock-based compensation.

In September 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for certain purchases and sales of inventory with the same counterparty as a single transaction. The Company adopted EITF 04-13 on April 1, 2006. The adoption of EITF 04-13 did not have a material impact on Mirant’s statement of operations, financial position or cash flows during the quarter.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to measure subsequently those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. The Company will adopt SFAS No. 156 on January 1, 2007. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to transactions occurring after the adoption of this statement. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) affects the determination of whether an entity is a VIE, which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning with the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company adopted FSP FIN 46R-6 on July 1, 2006, on a prospective basis. Upon adoption there was no impact on the Company’s statements of operations, financial position or cash flow.

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of the Interpretation. The Company has not yet determined the impact of FIN 48 on its statements of operations, financial position or cash flows.

B. Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant recorded the effects of the Plan at December 31, 2005.

At June 30, 2006 and December 31, 2005, amounts related to allowed claims, estimated unresolved claims and professional fees associated with the bankruptcy that are to be settled in cash are $156 million and $1.948 billion, respectively, and these amounts are recorded in claims payable and estimated claims accrual on the accompanying condensed consolidated balance sheets. These amounts do not include unresolved claims that will be settled in common stock or the stock portion of claims that are expected to be settled with cash and stock. During the six months ended June 30,

2006, the Company paid approximately $1.792 billion in cash related to bankruptcy claims. Of this amount approximately $1.035 billion is reflected in cash flows from financing activities and represents the principal amount of debt claims. The remaining $757 million is reflected in cash flows from operating activities and represents other bankruptcy claims and interest. As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have yet to be resolved. See Note G “Proposed Pepco Settlement” for further discussion.

Financial Statements of Subsidiaries in Bankruptcy

Mirant’s New York subsidiaries remain in bankruptcy and include the following entities: Mirant Lovett, LLC (“Mirant Lovett”), Mirant Bowline, LLC (“Mirant Bowline”), Mirant NY-Gen, LLC (“Mirant NY-Gen”), Mirant New York, Inc. (“Mirant New York”) and Hudson Valley Gas Corporation. Unaudited condensed consolidated financial statements of Mirant’s New York subsidiaries are set forth below:

Mirant New York Subsidiaries
Unaudited Condensed Consolidated Statements of Operations Data
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$71	$85	$189	$150
Cost of fuel, electricity and other products	41	70	84	119
Operating expenses	53	48	95	86
Operating income (loss)	(23)	(33)	10	(55)
Other expense, net	—	1	2	1
Reorganization items, net	(1)	(1)	(2)	(1)
Provision for income taxes	—	—	—	1
Net income (loss)	$(22)	$(33)	$10	$(56)

Mirant New York Subsidiaries
Unaudited Condensed Consolidated Balance Sheets Data
(in millions)

	At June 30,	At December 31,
	2006	2005
Current assets	$99	$31
Intercompany receivables	102	149
Property, plant and equipment, net	494	502
Other	12	4
Total assets	$707	$686
Liabilities not subject to compromise:
Current liabilities	$192	$168
Intercompany payables	23	36
Noncurrent liabilities	10	9
Liabilities subject to compromise—affiliate	61	62
Liabilities subject to compromise—nonaffiliate	18	18
Stockholders’ equity	403	393
Total liabilities and stockholders’ equity	$707	$686

Mirant New York Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows Data

(in millions)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net cash provided by (used in):
Operating activities	$(7)	$—
Investing activities	73	(3)
Financing activities	5	3
Net increase in cash and cash equivalents	71	—
Cash and cash equivalents, beginning of period	1	—
Cash and cash equivalents, end of period	$72	$—

Liabilities Subject to Compromise

The Company’s liabilities subject to compromise are $18 million at both June 30, 2006 and December 31, 2005, and relate to its New York subsidiaries that remain in bankruptcy.

Reorganization Items, net

For the three and six months ended June 30, 2006, reorganization items, net are less than $1 million and relate to the New York subsidiaries.

For the three and six months ended June 30, 2005, reorganization items, net represents amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. The following were the significant items within this category (in millions):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Estimated claims and losses on rejected and amended contracts	$(5)	$25
Professional fees and administrative expense	47	84
Interest income, net	(9)	(15)
Total	$33	$94

For the three and six months ended June 30, 2006, the Company incurred $5 million and $11 million, respectively, of professional fees and administrative expenses related to the bankruptcy proceedings for entities that have emerged from bankruptcy. As these expenses were incurred subsequent to the Company’s January 3, 2006, emergence from bankruptcy, these amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations.

C. Discontinued Operations and Assets Held for Sale

Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of as of June 30, 2006. In February 2006, Mirant executed an agreement to sell its 77 MW combined cycle Wichita Falls facility in Texas. The sale of the plant was completed on May 4, 2006.

For the three and six months ended June 30, 2006, income from discontinued operations relates to the Wichita Falls facility. For the three and six months ended June 30, 2005, income from discontinued operations includes Wichita Falls as well as the Company’s Wrightsville generating facility that was sold in September 2005. A summary of the operating results for these discontinued operations for the three and six months ended June 30, 2006 and 2005 follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$—	$7	$—	$9
Operating expenses, including other expense, net	—	6	—	10
Income (loss) before reorganization items	—	1	—	(1)
Reorganization items expense (benefit), net	—	2	—	(3)
Net income (loss)	$—	$(1)	$—	$2

Assets Held for Sale

No assets were held for sale as of June 30, 2006. Assets held for sale as of December 31, 2005, were comprised of $11 million of property, plant and equipment, net, and primarily included the Mirant Service Center and the Wichita Falls facility, and are recorded in other current assets on the condensed consolidated balance sheets. The sale of the Mirant Service Center closed on June 30, 2006, and the Company recognized a gain of approximately $6 million.

Planned Business and Asset Dispositions

On July 11, 2006, Mirant announced the commencement of auction processes to sell its Philippines and Caribbean businesses. Mirant has ownership interests in three generating facilities in the Philippines: Sual, Pagbilao and Ilijan. Its net ownership interest in these three generating facilities to be sold is approximately 2,200 MW. Mirant’s net ownership interest in the Caribbean businesses comprises 1,050 MW. The ownership includes controlling interests in two vertically integrated utilities: an 80% interest in Jamaica Public Service Company Limited and a 55% interest in Grand Bahama Power Company. Mirant also owns a 39% interest in the Power Generation Company of Trinidad and Tobago (“PowerGen”), a 26% interest in Curacao Utilities Company and a $40 million convertible preferred equity interest in Aqualectra, an integrated water and electric company in Curacao.

On August 9, 2006, Mirant announced the planned sale of various U.S. gas fired assets. The U.S. assets to be sold are the following intermediate and peaking gas fired plants: Zeeland (837 MW), West Georgia (605 MW), Shady Hills (468 MW), Sugar Creek (535 MW), Bosque (532 MW) and Apex (527 MW), representing a total of 3,504 MW. See Note A “Impairment of Long-Lived Assets” for discussion of impairment losses related to these plants.

The planned sales will result in the reclassification of the revenues and expenses of these businesses and assets to discontinued operations and the reclassification of the related assets and liabilities to assets held for sale and liabilities held for sale, respectively, in the third quarter of 2006. The following table presents a pro forma summary of the operating results for these businesses and assets for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30, 2006
	Philippines	Caribbean	U.S. Gas Assets	Total
Operating revenues	$124	$215	$68	$407
Operating expenses, including other (expense) income, net	42	196	58	296
Income before income taxes and minority interest	82	19	10	111
Provision for income taxes	108	5	-	113
Minority interest	(1)	2	—	1
Net income (loss)	$(25)	$12	$10	$(3)

	Three Months Ended June 30, 2005
	Philippines	Caribbean	U.S. Gas Assets	Total
Operating revenues	$125	$186	$65	$376
Operating expenses, including other (expense) income, net	58	164	61	283
Income before income taxes, minority interest and reorganization, net	67	22	4	93
Reorganization items, net	-	-	63	63
Provision for income taxes	30	5	-	35
Minority interest	2	4	—	6
Net income (loss)	$35	$13	$(59)	$(11)

	Six Months Ended June 30, 2006
	Philippines	Caribbean	U.S. Gas Assets	Total
Operating revenues	$246	$403	$99	$748
Operating expenses, including other (expense) income, net	90	360	95	545
Income before income taxes and minority interest	156	43	4	203
Provision for income taxes	148	11	-	159
Minority interest	(1)	6	—	5
Net income	$9	$26	$4	$39

	Six Months Ended June 30, 2005
	Philippines	Caribbean	U.S. Gas Assets	Total
Operating revenues	$248	$336	$103	$687
Operating expenses, including other (expense) income, net	108	293	109	510
Income before income taxes, minority interest and reorganization, net	140	43	(6)	177
Reorganization items, net	-	-	63	63
Provision for income taxes	49	10	-	59
Minority interest	5	8	—	13
Net income (loss)	$86	$25	$(69)	$42

The pro forma operating results exclude corporate overhead costs historically allocated to these businesses and assets.

D. Price Risk Management Assets and Liabilities

The fair values of Mirant’s price risk management assets and liabilities, net of credit reserves, at June 30, 2006, are included in the following table (in millions):

	Net Price Risk Management Assets/(Liabilities)
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$591	$104	$(447)	$(17)	$231
Back-to-Back Agreement (1)	—	—	(32)	(395)	(427)
Natural gas	43	6	(37)	(8)	4
Oil	16	—	(1)	(3)	12
Coal	12	6	(8)	—	10
Other, including credit reserve	(6)	—	(1)	—	(7)
Total	$656	$116	$(526)	$(423)	$(177)

(1)          Contractual arrangement with Pepco with respect to certain power purchase agreements (“PPAs”). See “Pepco Litigation” in Note G for further discussion.

Of the $177 million net fair value liability at June 30, 2006, a net price risk management asset of $71 million relates to the remainder of 2006, a net price risk management asset of $76 million relates to 2007 and a net price risk management liability of $324 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2006, was approximately 14 months. The net notional amount of the price risk management assets and liabilities at June 30, 2006, was a net short position of approximately 28 million equivalent megawatt hours (“MWh”).

In January 2006, the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge its Mid-Atlantic expected on-peak coal fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts for the six months ended June 30, 2006 (in millions):

	Proprietary	Asset	Back-to- Back
	Trading	Management	Agreement	Total
Net fair value of portfolio at December 31, 2005	$40	$(181)	$(443)	$(584)
Gains recognized in the period, net	23	287	1	311
Contracts settled during the period, net	(10)	91	15	96
Net fair value of portfolio at June 30, 2006	$53	$197	$(427)	$(177)

E. Debt

Long-term debt at June 30, 2006 and December 31, 2005, was as follows (in millions):

	At June 30, 2006	At December 31, 2005	Interest Rate	Secured/ Unsecured
Long-term Debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(4)
Mirant North America:
Term loan, due 2006 to 2013 (1)	696	—	LIBOR + 1.75%	Secured
Note, due 2013.	850	850	7.375%	Unsecured
Mirant Zeeland capital lease, due 2006 to 2012	12	11	9.5%	—
Other:
Mirant Peaker capital lease, due 2006 to 2015	35	36	8.19%	—
Mirant Pagbilao project loan, due 2006 to 2007	66	99	LIBOR + 2.15% to 10.25%	Secured
Mirant Sual project loan, due 2006 to 2012	405	452	5.95% to 10.56%	Secured
Jamaica Public Service Company Limited, due 2006 to 2030	225	230	7.00% to LIBOR + 7.5%	Secured
Mirant Grand Bahama Limited, due 2006 to 2011	11	12	LIBOR + 1.25%	Secured
Grand Bahama Power Company Limited, due 2006 to 2014	51	43	5.625% to Bahamian Prime + 1.125%	Unsecured
Mirant Trinidad Investments LLC, due 2016	100	73	7.017%	Secured
Mirant Curacao Investments, Ltd, due 2006 to 2007	13	14	10.15%	Secured
West Georgia Generating Company, due 2006 to 2011	94	95	LIBOR + 3.125%	Secured
Mirant Curacao Investments—deferred acquisition price, due 2006	—	3	9.00%	Unsecured
Jamaica Public Service Company Limited capital lease, due 2012 to 2026	202	87	12.51% to 13.37%	—
Total Mirant Corporation	4,457	3,701
Less: current portion of long-term debt	(239)	(394)
Total long-term debt, excluding current portion	$4,218	$3,307

(1)             Under the senior secured term loan, $200 million was deposited into a cash collateral account to support issuance of up to $200 million of letters of credit.

Pursuant to the Plan, Mirant’s wholly-owned subsidiary, Mirant Americas Generation, LLC (“Mirant Americas Generation”), reinstated $1.7 billion of senior notes maturing in 2011, 2021 and 2031.

Senior Secured Credit Facilities

Mirant North America, LLC (“Mirant North America”), a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available for cash draws or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the first quarter of 2006. The senior secured term loan was fully drawn at closing and amortizes in quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date in January 2013. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. The senior secured credit facilities are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant entities.

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

The applicable margin with respect to loans under the senior secured revolving credit facility is 1.25% in the case of base rate loans or 2.25% in the case of Eurodollar rate loans. The applicable margin is subject to a reduction of up to 0.50% based on the achievement and maintenance of certain leverage ratios by Mirant North America. This reduction became effective June 7, 2006. The applicable margin with respect to the senior secured term loan is 0.75% in the case of base rate loans or 1.75% in the case of Eurodollar rate loans.

Mirant North America is required to prepay a portion of the outstanding principal balance of the senior secured term loan once a year, in addition to the regularly scheduled principal payments, based on adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation to determine excess free cash flows, as defined in the loan agreement. At June 30, 2006, the current estimate of the mandatory principal prepayment of the term loan in April 2007 is approximately $63 million. This amount has been reclassified from long-term debt to current portion of long-term debt as of June 30, 2006.

Senior Notes

In December 2005, Mirant North America issued senior notes (the “Old Notes”) in an aggregate principal amount of $850 million that bear interest at 7.375% and mature on December 31, 2013. The senior notes were issued in a private placement and were not registered with the Securities and Exchange Commission (“SEC”). Interest on the notes is payable on each June 30 and December 31, commencing June 30, 2006. The proceeds of the notes offering initially were placed in escrow pending the emergence of Mirant North America from bankruptcy. The proceeds were released from escrow in connection with Mirant North America’s emergence from bankruptcy and the closing of the senior secured credit facilities. The senior notes are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant entities.

In connection with the issuance of the Old Notes, Mirant North America entered into a registration rights agreement under which it agreed to complete an exchange offer for the Old Notes. On June 29, 2006, Mirant North America completed its registration under the Securities Act of $850 million of 7.375% senior notes due 2013 (the “New Notes”) and initiated an offer to exchange all of the outstanding Old Notes for the New Notes (the “Exchange Offer”). The Exchange Offer was completed on August 4, 2006, with $849.965 million of the outstanding Old Notes being tendered for the New Notes. The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights.

Mirant Grand Bahama Limited Credit Facility

In August 1996, Mirant Grand Bahama Limited entered into a $28 million senior secured credit facility. The outstanding balance of the facility was $12.4 million as of December 31, 2005, and was due to mature during 2006. During the first quarter of 2006, the term of the facility was extended to August 2011. The senior secured credit facility is an obligation of Mirant Grand Bahama Limited and is non recourse to any other Mirant entities.

Mirant Trinidad Investments, LLC Notes

During the first quarter of 2006, Mirant Trinidad Investments, LLC (“Mirant Trinidad Investments”) issued $100 million of 7.017% notes. Interest on the notes is payable semiannually, and the principal is due on February 1, 2016. A significant portion of the net proceeds of the offering were used by Mirant Trinidad Investments to repay its $73 million aggregate principal amount of 10.20% notes due January 31, 2006. The remaining net proceeds will be used by Mirant Trinidad Investments to finance a portion of a PowerGen expansion project. The notes are secured by a pledge and assignment by Mirant Trinidad Investments of its shares of common stock issued by PowerGen and by certain other collateral. The notes are solely the obligation of Mirant Trinidad Investments without recourse to any other Mirant entity or to PowerGen.

Jamaica Public Service Company Notes

On July 6, 2006, Mirant JPSCO Finance LTD (“Mirant JPS Finance”), a wholly-owned subsidiary of Mirant, issued senior notes in an aggregate principal amount of $180 million that bear interest at 11% and mature on July 6, 2016. Mirant JPS Finance deposited the gross offering proceeds into an escrow account for the benefit of the holders of the notes. Subject to the satisfaction of specified conditions and in connection with the repayment of Jamaica Public Service Company’s credit facilities with Royal Bank of Trinidad and Tobago Limited, on or prior to October 31, 2006, Jamaica Public Service Company Limited will assume all of Mirant JPS Finance’s obligations under the notes in exchange for the release of the offering proceeds from the escrow account. Interest on the notes is payable semiannually. Prior to the assumption of notes by Jamaica Public Service Company Limited, the notes are general unsubordinated obligations of Mirant JPS Finance secured by the escrow funds. Upon the assumption of the notes by Jamaica Public Service Company Limited, the notes will be general unsecured obligations of Jamaica Public Service Company Limited without recourse to any other Mirant entity.

Mirant Asia-Pacific Loan Facility

On July 31, 2006, Mirant Sweden International AB (publ), as borrower, and Mirant Asia-Pacific Limited, as guarantor, entered into a $700 million term loan facility (the “Mirant Asia-Pacific Loan Facility”). The Mirant Asia-Pacific Loan Facility is expected to be funded in a single draw in mid-August and will have a maturity date six years from the date of the drawing thereof. Interest on the Mirant Asia-Pacific Loan Facility is payable at a rate per annum equal to the U.S. Dollar LIBOR rate determined for certain interest periods plus an applicable margin set at 2.25% per annum.

The payment obligations of Mirant Sweden International AB (publ) under the Mirant Asia-Pacific Loan Facility are unconditionally guaranteed by Mirant Asia-Pacific Limited and, upon funding, will be unconditionally guaranteed by certain of its direct and indirect subsidiaries, referred to as the “subsidiary guarantors,” under a guaranty agreement, which will constitute senior, secured obligations of the subsidiary guarantors. In connection with the sale of the Philippine business, the Company expects to repay the Mirant Asia-Pacific loan facility.

The commitments of the lenders to fund under the Mirant Asia-Pacific Loan Facility will terminate if the conditions to funding thereunder do not occur prior to August 30, 2006, including the repayment of existing debt of Mirant Sual Corporation (“Mirant Sual”) and Mirant Pagbilao Corporation (“Mirant Pagbilao”) (in part with the proceeds of the Mirant Asia-Pacific loan facility) of approximately $376 million and $33 million, respectively.

Capital Leases

In March 2006, Jamaica Public Service Company Limited renegotiated an existing 70 MW PPA with Jamaica Energy Partners, an independent power producer in Jamaica, to include an additional 49 MW and to extend the term of the PPA until 2026. This PPA is accounted for as a capital lease. As of June 30, 2006, the amount outstanding under the PPA is $120 million. The lease has an annual interest rate of 13.37%.

F. Stock-based Compensation

The Mirant Corporation 2005 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) for certain employees and directors of Mirant became effective on January 3, 2006. The Omnibus Incentive Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, other stock-based awards, covered employee annual incentive awards and non-employee director awards. Under the Omnibus Incentive Plan, 18,575,851 shares of Mirant common stock are available for issuance to participants. Shares covered by an award are counted as used only to the extent that they are actually issued. Any shares related to awards that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be available again for grant under the Omnibus Incentive Plan.

As discussed in Note A, SFAS No. 123R was adopted by the Company during the first quarter of 2006, using the modified prospective transition method. For the three and six months ended June 30, 2006, the Company recognized approximately $3 million and $8 million, respectively, of expense with respect to stock-based compensation. These amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations.

As of June 30, 2006, there was approximately $32 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Omnibus Incentive Plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.

Prior to the Company’s adoption of SFAS No. 123R, Mirant accounted for stock-based employee compensation plans under the intrinsic-value method of accounting for recognition, but disclosed fair value pro forma information. Under that method, compensation expense for employee stock options is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income for the three and six months ended June 30, 2005, if the fair-value-based method had been applied to all outstanding and unvested stock-based awards (in millions):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$(10)	$1
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	(2)
Pro forma net loss	$(10)	$(1)
Loss per share:
Basic as reported	$(0.02)	$—
Basic pro forma	$(0.02)	$—
Diluted as reported	$(0.02)	$—
Diluted pro forma	$(0.02)	$—

Pursuant to the Plan, all share-based payment awards issued prior to the Company’s emergence from bankruptcy were cancelled. As a result, the presentation of information above for the period ending June 30, 2005, is not comparable to the information presented below for the period ending June 30, 2006, because the instruments in existence at June 30, 2005, do not exist at June 30, 2006. Additionally, the Company’s pre-bankruptcy capital structure differed significantly from the Company’s post-emergence capital structure, further degrading comparability between the two periods.

Stock Options

The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following table. Due to the Company’s bankruptcy and other factors, historical information concerning the Company’s stock price volatility for purposes of valuing stock option grants is not available. Therefore, the implied volatility derived from peer group companies was used as the basis for valuing the stock options. Due to the lack of exercise history for the Company, the simplified method for estimating expected term has been used in accordance with SEC Staff Accounting Bulletin No. 107. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The table below includes significant assumptions used in valuing the Company’s stock options:

	Range	Weighted Average
Expected volatility	34 - 37%	34.57%
Expected dividends	0%	0%
Expected term	5.2 - 6 years	5.77 years
Risk-free rate	4.30 - 5.08%	4.45%

During the first and second quarters of 2006, Mirant made awards of approximately 2.9 million nonqualified stock options. These options were granted with a 10-year term. Approximately 1.1 million options vest in three equal installments on each of the first, second and third anniversaries of the grant date. Approximately 40,000 options vest one year from the grant date. The remaining 1.8 million options vest 25% six months from the grant date, and 25% on each of the first, second and third anniversaries of the grant date. These options provide for accelerated vesting if there is a change of control (as defined in the Omnibus Incentive Plan) or, in certain circumstances, as a result of a termination of employment. Approximately 87,000 options became exercisable during the second quarter of 2006 as a result of the termination of certain employees. These instruments have been accounted for under SFAS No. 123R and are included as a component of stockholders’ equity.

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2006, was $10.40. A summary of option activity under the Omnibus Incentive Plan as of June 30, 2006, and changes during the six month period then ended are presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of the year	—	—	—	—
Changes during the year to date:
Granted	2,916,173	$24.85	—	—
Exercised or converted	—	—	—	—
Forfeited	(93,057)	$24.89	—	—
Expired	—	—	—	—
Outstanding at the end of the quarter	2,823,116	$24.84	9.64	$5,520
Exercisable or convertible at the end of the quarter	87,213	$24.84	9.62	$171

A summary of option activity under the Omnibus Incentive Plan as of June 30, 2006, and changes during the three month period then ended are presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of the quarter	2,744,665	$24.85	—	—
Changes during the quarter to date:
Granted	147,698	$24.83	—	—
Exercised or converted	—	—	—	—
Forfeited	(69,247)	$24.92	—	—
Expired	—	—	—	—
Outstanding at the end of the quarter	2,823,116	$24.84	9.64	$5,520
Exercisable or convertible at the end of the quarter	87,213	$24.84	9.62	$171

As there was no exercise of stock options and similar instruments for the six months ended June 30, 2006, no cash was received from exercises of instruments under the Omnibus Incentive Plan and no tax benefit was realized during these periods.

Non-Vested Shares and Share Units

The Company also issued approximately 392,000 non-vested share units and 191,000 non-vested shares to certain employees and directors during the first and second quarters of 2006 under the Omnibus Incentive Plan. Approximately 34,000 of the share units and 191,000 of the non-vested shares vest in three equal installments on each of the first, second and third anniversaries of the grant date. Approximately 8,000 of the share units vest one year from the grant date. Approximately 350,000 share units vest 25% six months from the grant date, and 25% on each of the first, second and third anniversaries of the grant date. Approximately 17,400 of the share units became fully vested during the second quarter of 2006 as a result of the termination of certain employees. These instruments have been accounted for under SFAS No. 123R and are included as a component of stockholders’ equity.

No portion of the awards vested are redeemable as of June 30, 2006. The grant date fair value of the non-vested shares and non-vested share units is equal to the Company’s closing stock price on the previous day for grants made to existing employees and is equal to the Company’s closing stock price on the day of grant for awards made to new employees. A summary of the status of the Company’s non-vested shares and non-vested share units as of June 30, 2006, and changes during the year to date ending June 30, 2006, is presented below:

Non-Vested Shares and Non-Vested Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of the year	—	—
Changes during the year to date:
Granted	583,243	$24.85
Exercised or converted	—	—
Forfeited	(18,612)	$24.89
Expired	—	—
Outstanding at the end of the quarter	564,631	$24.84

A summary of the status of the Company’s non-vested shares and non-vested share units as of June 30, 2006, and changes during the quarter then ended is presented below:

Non-Vested Shares and Non-Vested Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of the quarter	548,940	$24.85
Changes during the quarter:
Granted	29,541	$24.83
Exercised or converted	—	—
Forfeited	(13,850)	$24.92
Expired	—	—
Outstanding at the end of the quarter	564,631	$24.84

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

Chapter 11 Proceedings

On July 14, 2003 (the “Petition Date”), and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed”

claims before confirmation of the Plan that became effective for Mirant and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. The Company will continue to monitor its obligations as the disputed claims are resolved. If Mirant is required to issue additional shares of common stock to satisfy unresolved claims, certain parties who under the Plan received common stock and warrants also are entitled to receive additional shares of common stock to avoid dilution of their distributions under the Plan.

The Company’s Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments. In addition, Mirant Lovett is in discussions with the New York State Department of Environmental Conservation (“NYSDEC”) and the New York State Office of the Attorney General regarding environmental controls. Mirant Lovett is also in discussions with the State of New York and other parties regarding an agreement that would compensate Mirant Lovett for the contribution of the Lovett facility to the reliability of the New York electric power system. The facilities are forecasted to have negative operating cash flows at their current property taxation levels. Until a resolution is reached on property taxes and environmental controls that would permit economically feasible operation, the Company’s subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, will remain in Chapter 11. Until such issues are resolved and the companies emerge from bankruptcy, Mirant will not have access to the cash from operations generated from these subsidiaries. The cash from operations generated by these subsidiaries is not material.

The Company’s other subsidiaries related to its New York business operations, Mirant New York, Hudson Valley Gas Corporation and Mirant NY-Gen also remain in bankruptcy. Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, is insolvent. Its expenses are being funded under a debtor-in-possession facility made by Mirant Americas, Inc. (“Mirant Americas”) with the approval of, and under the supervision of, the Bankruptcy Court. Mirant NY-Gen is proceeding with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The status of the remediation effort is discussed below in Other Contingencies.

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

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and Pepco entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine L.P. (“Panda”), under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

Pepco Contract Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”). If the Mirant Debtors succeed in rejecting the Back-to-Back Agreement, Mirant would have no further obligations with respect to that agreement and Pepco would receive a claim in the bankruptcy proceedings for its resulting damages. On December 9, 2004, the United States District Court for the Northern District of Texas held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The Mirant Debtors appealed that decision to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On July 19, 2006, the Fifth Circuit affirmed the district court’s December 9, 2004, decision, concluding that the Back-to-Back Agreement, and other agreements executed under the terms of the APSA, constituted a single agreement and that the Back-to-Back Agreement could not be separately rejected. The Mirant Debtors are considering whether to seek rehearing by the Fifth Circuit or to seek review of that decision by the United States Supreme Court.

On January 21, 2005, the Mirant Debtors filed a separate motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and Pepco under the terms of the APSA (the “Second Rejection Motion”). On August 16, 2005, the district court informally stayed the Second Rejection Motion pending rulings by the Fifth Circuit on the Mirant Debtors’ appeals from the district court’s December 9, 2004, decision denying the First Rejection Motion.

On December 1, 2005, the Mirant Debtors filed a complaint with the Bankruptcy Court seeking to recharacterize the Back-to-Back Agreement as a debt obligation arising prior to the filing of the Chapter 11 proceedings (the “Recharacterization Complaint”). The complaint seeks the recovery of all payments made to Pepco under the Back-to-Back Agreement since the filing of the Chapter 11 proceedings. If the Mirant Debtors succeed on the Recharacterization Complaint, Pepco would receive a claim in the bankruptcy proceedings for the amount of any payments recovered by the Mirant Debtors and for the amount owed under the Back-to-Back Agreement for its remaining term. The Recharacterization Complaint remains pending in the Bankruptcy Court.

Pending a final determination of the Mirant Debtors’ ability to reject the APSA, the Back-to-Back Agreement, and certain other agreements with Pepco, and the resolution of the Recharacterization Complaint, the Plan provides that the Mirant Debtors’ obligations under the APSA and the Back-to-Back Agreement are interim obligations of Mirant Power Purchase, LLC (“Mirant Power Purchase”) and are unconditionally guaranteed by Mirant. If the Mirant Debtors succeed in rejecting or recharacterizing any of these agreements, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and Pepco would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. Pepco’s damages claim would then be satisfied pursuant to the terms of the Plan. See Chapter 11 Proceedings above for further discussion of the treatment under the Plan of unresolved claims in the Chapter 11 proceedings.

If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it will result in the dismissal of all pending litigation between Mirant and Pepco related to the APSA and the Back-to-Back Agreement. Under the settlement, the APSA will be assumed and performed by Mirant Power Purchase. The Back-to-Back Agreement will be rejected and terminated as of May 31, 2006, allowing Mirant to avoid the expected cost of the Back-to-Back Agreement through its stated expiration in 2021.Under certain conditions described below in Proposed Pepco Settlement, however, the settlement allows Mirant to assume and continue to perform, rather than reject, the Back-to-Back Agreement, thereby reducing the claim received by Pepco under the settlement and the cash that would have to be paid by Mirant to Pepco to satisfy that claim

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic assets from Pepco in December 2000, Mirant also entered into an agreement with Pepco that, as subsequently modified, provided that the price paid by Mirant for those assets would be adjusted if by April 8, 2005, a binding court order had been entered finding that the Back-to-Back Agreement violated the Panda PPA as a prohibited assignment, transfer or delegation of the Panda PPA or because it caused a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting Pepco from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by Pepco to Mirant under the Back-to-Back Agreement did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by Pepco to Mirant was unreasonable and violated the Panda PPA. The Company’s view is that the June 10, 2003, decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and Pepco. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and Pepco provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate Pepco for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it would result in the termination of any potential adjustment to the price paid by Mirant for its December 2000 acquisition of the Pepco assets related to the Panda PPA with no amount being owed.

Pepco Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries filed a lawsuit against Pepco before the Bankruptcy Court asserting that Mirant did not receive fair value in return for the purchase price paid for the Pepco assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The suit seeks damages for fraudulent transfer under 11 U.S.C. §§ 544 and 550 and applicable state law and disallowance of claims filed by Pepco in the Chapter 11 proceedings. On November 3, 2005, the district court granted a motion filed by Pepco asking that the suit be heard by the district court rather than the Bankruptcy Court. If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it would result in the release by Mirant and its subsidiaries of all claims asserted against Pepco in the suit filed July 13, 2005.

Proposed Pepco Settlement.   On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant, and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005 that are described above in Pepco Avoidance Action. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it by the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. If an appeal is filed from an order by the Bankruptcy Court approving the Settlement Agreement, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power

Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River, LLC (“Mirant Potomac River”) that are discussed below in Pepco Assertion of Breach of Local Area Support Agreement.

Upon the final distribution of the shares to Pepco, Mirant expects to recognize a gain as a result of the rejection of the Back-to-Back Agreement. The amount of the gain will reflect the recorded price risk management liabilities for the Back-to-Back Agreement in the consolidated balance sheet at that date reduced by the amount of cash required to be paid by Mirant in order for Pepco to receive the $520 million required under the Settlement Agreement. Thus, until the final distribution of the shares to Pepco, the amount of the estimated gain is impacted by changes in the fair value of the Back-to-Back Agreement, the number of common shares distributed to Pepco and the proceeds received by Pepco from its liquidation of the common shares. As of June 30, 2006, the fair value of the Back-to-Back Agreement recorded in price risk management liabilities in Mirant’s consolidated balance sheet totaled $427 million, of which $32 million is classified as current.

California and Western Power Markets

California Rate Payer Litigation.   Certain of our subsidiaries have been subject to litigation related to their activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits were filed in 2000 through 2003 that asserted claims under California law based on allegations that certain owners of electricity generation facilities in California and energy marketers, including the Company, Mirant Americas Energy Marketing and our subsidiaries owning generating facilities in California, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. All of these suits had been dismissed by final orders except for six such suits that were filed between November 27, 2000, and May 2, 2001, in various California Superior Courts and consolidated before the Superior Court for the County of San Diego for pretrial purposes. Although the plaintiffs dismissed Mirant from those suits, they had not filed to dismiss certain of the Company’s subsidiaries that were also defendants. On October 3, 2005, the California state court dismissed those six consolidated suits on the grounds that the plaintiffs’ claims were barred by federal preemption as a result of the Federal Power Act. On December 5, 2005, the plaintiffs filed an appeal of the dismissal. On April 14, 2006, the California Court of Appeal dismissed the appeal as to the remaining Mirant defendants pursuant to a stipulation and remanded the suits to the superior court. On May 9, 2006, the California state court dismissed the suits with respect to the remaining Mirant defendants.

FERC Refund Proceedings.   On July 25, 2001, the Federal Energy Regulatory Commission (the “ FERC”) issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the California Independent System Operator (“CAISO”) or the California Power Exchange (“Cal PX”) from October 2, 2000, through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (the “DWR”) and other parties. On August 2, 2006, the Ninth Circuit issued an opinion addressing some of the issues raised by these appeals. The Ninth Circuit remanded to the FERC for further proceedings the FERC’s denial of relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust and directed the FERC to address the parties’ request for a market-wide remedy for tariff violations that may have occurred prior to October 2, 2000. In addition, the Ninth Circuit found that the FERC had not adequately supported its decision to exclude from the FERC Refund Proceedings (i) sales made in the CAISO and Cal PX that had a term of greater than 24 hours, and (ii) energy exchange transactions, and remanded these issues to the FERC for further proceedings. The Ninth Circuit affirmed the FERC’s decision to exclude bilateral sales to the DWR from the FERC Refund Proceeding. If the FERC grants the parties’ requested relief with respect to the issues remanded by the Ninth Circuit, any expansion of the Refund Period to include periods prior to October 2, 2000, or of the types of sales of electricity potentially subject to refund could increase the refund exposure of Mirant Americas Energy Marketing in this proceeding. Although Mirant Americas Energy Marketing is the Mirant entity that engaged in transactions with the CAISO and the Cal PX, the orders issued by the FERC in the refund proceedings, and the filings made by other parties in those proceedings, generally refer to the Mirant entity involved as Mirant without being more specific. The Company’s view is that the Mirant entity that would actually be liable to third parties for any refunds determined by the FERC to be owed, or that would be due any receivables found to be owed to Mirant, is Mirant Americas Energy Marketing.

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

The Company’s view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading, as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

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

In November 2002, the plaintiffs filed an amended complaint that added as defendants The Southern Company (“Southern”), the directors of Mirant immediately prior to its initial public offering of stock and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act of 1933, alleging that the registration statement and prospectus for the initial public offering in 2000 of Mirant’s old common stock terminated under the Plan, misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company’s California business activities but allowed the case to proceed on the plaintiffs’ other claims. On March 24, 2006, the plaintiffs filed a motion for reconsideration of that ruling, which motion remains pending. On December 11, 2003, the plaintiffs filed a proof of claim against Mirant in the Chapter 11 proceedings, but they subsequently withdrew their claim in October 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action.

A master separation agreement between Mirant and Southern entered into in conjunction with Mirant’s spin-off from Southern in 2001 obligates Mirant to indemnify Southern for any losses arising out of any acts or omissions by Mirant and its subsidiaries in the conduct of the business of

Mirant and its subsidiaries. Mirant has filed to reject the separation agreement in the Chapter 11 proceedings. Any damages determined to be owed to Southern arising from the rejection of the separation agreement will be addressed as a claim in the Chapter 11 proceedings under the terms of the Plan. The underwriting agreements between Mirant and the various firms added as defendants that were underwriters for the initial public offering by the Company in 2000 also provide for Mirant to indemnify such firms against any losses arising out of any acts or omissions by Mirant and its subsidiaries. The underwriters filed a claim against Mirant in the Chapter 11 proceedings that was subordinated to claims of Mirant’s creditors and extinguished under the Plan.

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (the “DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in the Company’s Annual Report on Form 10 K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated, allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. On June 19, 2006, two former employees of Mirant pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. The DOJ could decide that further action against the Company is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and the Company could agree to a disposition that might involve undertakings or a fine. The Company’s current assessment is that the amount of any such fine would not be material. The Company has cooperated fully with the DOJ and intends to continue to do so.

Department of Labor Inquiries.   On August 21, 2003, the Company received a notice from the Department of Labor (the “DOL”) that it was commencing an investigation pursuant to which it was undertaking to review various documents and records relating to the Mirant Services Employee Savings Plan and the Mirant Services Bargaining Unit Employee Savings Plan. The DOL has interviewed Mirant personnel regarding those plans. On May 30, 2006, the DOL advised Mirant by letter that it had concluded its investigation and did not contemplate any further action.

Environmental Matters

Comer, et al. v. Murphy Oil, U.S.A., et al.   On April 18, 2006, the plaintiffs in a proposed class action lawsuit filed in Mississippi, seeking damages from a variety of parties that allegedly contribute to global warming, filed a third amended complaint that, among other things, added a number of defendants, including Mirant Corporation. The suit, Comer, et al. v. Murphy Oil, U.S.A. et al., is pending in the United States District Court for the Southern District of Mississippi. Other defendants in the suit include various oil companies, coal companies, chemical companies and other owners of electric generating facilities. The plaintiffs seek certification of a class that consists of residents and property owners in Mississippi who suffered loss and harm as a result of Hurricane Katrina. The complaint alleges that the defendants’ activities in producing and combusting coal and other carbon-based fuels resulted in the emission of greenhouse gasses that caused significant climate change and increased the frequency and intensity of hurricanes, including Hurricane Katrina. The plaintiffs assert that the defendants knowingly engaged in activities that cause greenhouse warming and have taken no action to utilize currently available mitigation techniques. They assert claims based upon nuisance, trespass, negligence, and fraudulent misrepresentation and concealment. The suit seeks damages for loss of property, personal injury, and damage to property, as well as punitive damages. On June 16, 2006, the plaintiffs filed a motion to dismiss with prejudice the claims asserted against Mirant Corporation in light of the discharge of claims against Mirant Corporation that resulted from the Plan becoming effective on January 3, 2006.

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

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River, alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

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

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by Pennsylvania New Jersey Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington D.C. are out of service; (ii) requires the operation of trona injection units to help reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Additional precautions such as an alarm system and the installation of a total of six ambient SO2 monitors in various sites near the facility by July 31, 2006, will signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. On July 27, 2006, Mirant Potomac River sent a letter to the EPA to request an extension of ten business days to install the sixth ambient SO2 monitor. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and, depending on weather conditions, has been able to operate all five units of the facility under the ACO.

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

Notice of Intent To Sue Regarding Chalk Point Emissions.   Mirant and Mirant Mid-Atlantic have received a letter dated June 15, 2006, from four environmental advocacy organizations providing notice that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits imposed by the permits for Chalk Point Unit 3 and Unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicates that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction baring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan.

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

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserted, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic requested the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City

Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice seeking to appeal this judgment.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If the proposed settlement between the Mirant Settling Parties and the Pepco Settling Parties described above in Proposed Pepco Settlement is approved and becomes effective, it would resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

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

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003 and for the Lovett generating facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of Mirant Bowline and Mirant Lovett were that the assessed values of the generating facilities made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On June 23, 2006, the Bankruptcy Court entered an order indicating that it would determine the disputed property tax liabilities in response to the Tax Determination Motion if the New York state court in which the Tax Certiorari Proceedings are pending had not issued a ruling by October 21, 2006. The New York state court has indicated its intention to issue a ruling by that date.

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

Under the energy conversion agreements for Pagbilao and Sual which were executed under the Philippine government’s build-operate-transfer (“BOT”) program, National Power Corporation (“NPC”) is responsible for payment of real property taxes. NPC, a government-owned corporation, is the owner of the land on which the power plants are situated and has paid the real property tax on the land. Mirant’s subsidiaries are currently the owners of record of the machinery, buildings and equipment constituting the Sual and Pagbilao plants (collectively, the “Plants”). When the local taxing authorities in Pagbilao and Sual assessed property taxes on the Plants, the Company referred the matter to NPC. NPC has taken the position that it is the beneficial owner of the machinery and equipment for purposes of the real property tax, because it will own the Plants when they are transferred to NPC pursuant to the energy conversion agreements. NPC has filed petitions for exemption with the relevant tax courts, claiming that it is exempt from real property taxes on this machinery and equipment that is used to generate electricity pursuant to the LGC.

In a case filed by NPC, the Philippine Court of Tax Appeals ruled that NPC is not exempt from real property taxes on machinery and equipment and cannot be treated as the owner of the machinery and equipment. Therefore, the machinery and equipment may be assessed at a taxable level of up to 80% of its fair market value. This ruling would impact any BOT facilities. The case is now before the Philippine Supreme Court. Absent a binding injunction or restraining order preventing them from acting (such as the Philippine Supreme Court order discussed below), the local authorities would have the right to issue a notice of delinquency to the Mirant Sual and Mirant Pagbilao subsidiaries as the record owners of the respective properties and, if the taxes were not paid, to levy against the Plants. With respect to the Sual Plant, the local taxing authorities in Sual have assessed and been paid all taxes at the 10% level through December 31, 2005. In February 2006, Mirant Sual received an assessment (in the amount of approximately $1.4 million) representing the 2006 real property tax on the Sual Plant. Mirant Sual forwarded the assessment to NPC, which is responsible for paying the tax under its energy conversion agreement. With respect to the Pagbilao Plant, the disputed tax assessments are approximately $70 million related to periods through December 31, 2005. On July 26, 2006, the Office of the Municipal Treasurer of the Municipality of Pagbilao, the Province of Quezon, delivered a Warrant of Levy to Mirant Pagbilao, stating that Mirant Pagbilao is delinquent in the payment of real estate taxes and declaring the properties at the Pagbilao Plant to be levied and sold at a public auction to satisfy the tax delinquency. Based on its belief that the Warrant of Levy was premature given the pending Philippine Supreme Court case and violates the Memorandum of Understanding, Mirant Pagbilao referred the Warrant of Levy to NPC and sought an injunction against the Warrant of Levy and any attempted levy and auction of the Pagbilao facility from the Philippine Court of Appeals, the intermediate appeals court in the Philippines. Subsequently, on August 2, 2006, the Philippines Supreme Court entered an order restraining the Pagbilao local government units and taxing authorities from executing and implementing the Warrant of Levy or any similar issuance with respect to the tax assessments on the Pagbilao Plant until the issuance of a further order from the Philippine Supreme Court. The outcome of this matter cannot be predicted, nor can there be any assurances that the Philippine Supreme Court will not subsequently lift its restraining order. However, if the Company is held liable for payment of the real property taxes it shall seek full recovery from NPC or, in the event NPC does not pay, from the Government of the Philippines. Payment of NPC’s obligations to Mirant Sual and Mirant Pagbilao under the energy conversion agreements is guaranteed by the Government of the Philippines.

In order to provide assistance to the local governments while the real property tax matter is being resolved and to avoid the possibility that the local governments might issue a notice of delinquency, Mirant’s subsidiaries advanced $11 million to the local governments in 2005 towards the disputed tax assessments. The Company may elect to make further advances until the matter is finally decided by the courts. The Company may seek to recover these advances from NPC or from the local governments when the outcome of the dispute is decided by the Philippine Supreme Court.

NPC Claims

Mirant Sual is contracted to sell 1,000 MW of its 1,218 MW capacity to NPC pursuant to the excess capacity agreements. It is entitled to sell the 218 MW of excess capacity to retail customers with the approval of NPC, which Mirant (Philippines) Corporation (“Mirant Philippines”) does through its energy supply business. Mirant Philippines received a letter from NPC dated March 22,

2006, claiming refunds in the amount of $26 million relating to sales of such excess capacity. Mirant Philippines maintains that the claims are without merit and is disputing the claims.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies

Swinging Bridge.   On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam through a hole in the penstock. The dam is currently stabilized, and Mirant NY-Gen is performing additional remediation repairs. Mirant NY-Gen currently expects to incur additional costs to repair the dam that could be material and to recover insurance proceeds for a portion of these repair costs. As a result of the sinkhole, Mirant NY-Gen was required to perform and provide to the FERC a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the downstream consequences of a rain event resulting in a “greater than the maximum capacity” event. The flood study found that under the very extreme weather conditions assumed for the study (which included rainfall over a short period in amounts well in excess of the highest rainfall amounts recorded for such a period historically), the water flowing into the reservoirs could cause the level of the reservoirs to exceed the height of the dams at Mirant NY-Gen’s hydro facilities, leading to downstream flooding. By letter dated June 14, 2006, the FERC authorized Mirant NY-Gen to proceed with its remediation plan for the sinkhole. The FERC has also concurred with the results of Mirant NY-Gen’s flood study for its New York Swinging Bridge, Rio and Mongaup generation facilities, which study concluded that no additional remediation is required. The Bankruptcy Court authorized Mirant NY-Gen to proceed with implementation of the remediation plan on June 29, 2006. The current estimated cost to remediate the dam at Swinging Bridge is approximately $20 million of which approximately $12 million had been incurred through June 30, 2006. The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

Sual Unit 2 Outage.   Since July 12, 2006, the Company has had an unplanned outage of unit 2 of its Mirant Sual generation facility. The Company has not yet completed the estimate of the time and costs to repair unit 2 but we think it is likely that the cost to repair will exceed the Company’s insurance deductible of $5 million. The Company continues to earn capacity fees during the outage because it has accumulated significant outage allowances under the energy conversion agreement. The Company does not expect that, after taking into account its outage allowances under its energy conversion agreement and its expected insurance proceeds, this outage will have a material impact on its consolidated results of operations or financial condition.

California Settlement.   The California Settlement described above in California and Western Power Markets—FERC Refund Proceedings included a provision that either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration of $70 million (the “CC8 Alternative

Consideration”). To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim in the bankruptcy proceedings against Mirant Delta, LLC (Mirant Delta”) that received a distribution of cash and Mirant common stock with a value of approximately $70 million. PG&E was required to liquidate the common stock received as part of that distribution and place the net resulting amount plus any cash received into an escrow account.

The California Settlement provides that if the transfer of the CC8 Assets to PG&E does not occur on or before June 30, 2008, then the CC8 Alternative Consideration is to be paid to PG&E and the Mirant Settling Parties will retain the CC8 Assets. If PG&E closes on its acquisition of the CC8 Assets, the funds in the escrow account will be paid to Mirant Delta. In the period that the CC8 assets are transferred to PG&E and the $70 million escrow account is paid to Mirant Delta, the Company expects to recognize a gain for the amount by which the escrow account exceeds the carrying amount of the CC8 assets. The transfer is expected to be completed before the end of 2006. The estimated amount of that gain is approximately $24 million and will be included in other income in the Company’s consolidated statements of operations.

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

As discussed in Note A, FIN 48 will be adopted January 1, 2007, and will require that tax positions that meet the more-likely-than-not recognition threshold at the effective date be recognized or continue to be recognized.

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

Due to the changes in the capital structure, earnings per share information is not presented for the three and six months ended June 30, 2005, because it is not meaningful. The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 (in millions except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net income	$99	$566
Basic and diluted:
Weighted average shares outstanding—basic	300	300
Shares due to assumed exercise of warrants	8	8
Shares due to assumed vesting of restricted stock and restricted stock units	—	—
Weighted average shares outstanding—diluted	308	308
Basic income per share	$0.33	$1.89
Diluted income per share	$0.32	$1.84

The Company excluded 2.3 million of potential common shares representing antidilutive stock options from the earnings per share calculations for the three and six months ended June 30, 2006.

On July 11, 2006, the Company announced the commencement of a modified “Dutch Auction” tender offer to repurchase up to 43 million shares of Mirant common stock for an aggregate purchase price of up to $1.25 billion. Mirant’s shareholders will be given the opportunity, subject to certain conditions, to sell all or a portion of their shares of Mirant common stock to Mirant at a price not less than $25.75 and not more than $29.00 per share.

I. Segment Reporting

For the periods presented, Mirant managed its business through three principal operating segments: United States, Philippines and Caribbean. The Company’s reportable segments are strategic businesses that are separated geographically and managed independently. On July 11, 2006, Mirant announced the commencement of auction processes to sell its Philippines and Caribbean businesses. On August 9, 2006, the Company announced the planned sale of various U.S. gas fired assets. The U.S. assets to be sold are the following intermediate and peaking gas fired plants: Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex, representing a total of 3,504 MW. The planned sales will result in these businesses being reported as discontinued operations in the third quarter of 2006. The sales are expected to close by mid-2007.

Business Segments
(in millions)

Three Months Ended June 30, 2006:

	United States	Philippines	Caribbean	Corporate and Eliminations	Consolidated
Operating Revenues:
Generation	$690	$121	$2	$—	$813
Integrated utilities and distribution	—	3	213	—	216
Total operating revenues	690	124	215	—	1,029
Cost of fuel, electricity and otherproducts	286	6	125	—	417
Gross margin	404	118	90	—	612
Operating Expenses:
Operations and maintenance	189	17	48	8	262
Depreciation and amortization	42	20	13	4	79
Gain on sales of assets, net	(6)	—	—	—	(6)
Total operating expenses	225	37	61	12	335
Operating income (loss)	179	81	29	(12)	277
Other expense (income), net:
Interest, net	52	2	17	(5)	66
Gain or loss on sale of investments	(2)	2	—	—	—
Equity in income of affiliates	—	(1)	(3)	—	(4)
Other, net	2	2	1	(4)	1
Total other expense (income), net	52	5	15	(9)	63
Income from continuing operations before income taxes and minority interest	127	76	14	(3)	214
Reorganization items, net	(1)	—	—	1	—
Provision (benefit) for income taxes	2	108	5	(1)	114
Minority interest	—	(1)	2	—	1
Net Income (loss)	$126	$(31)	$7	$(3)	$99
Total assets at June 30, 2006	$7,840	$2,657	$1,422	$120	$12,039

Business Segments
(in millions)

Six Months Ended June 30, 2006:

	United States	Philippines	Caribbean	Corporate and Eliminations	Consolidated
Operating Revenues:
Generation	$1,683	$239	$4	$—	$1,926
Integrated utilities and distribution	—	7	399	—	406
Total operating revenues	1,683	246	403	—	2,332
Cost of fuel, electricity and otherproducts	615	13	229	—	857
Gross margin	1,068	233	174	—	1,475
Operating Expenses:
Operations and maintenance	366	37	95	3	501
Depreciation and amortization	81	39	25	9	154
Gain on sales of assets, net	(46)	—	—	—	(46)
Total operating expenses	401	76	120	12	609
Operating income (loss)	667	157	54	(12)	866
Other expense (income), net:
Interest, net	115	4	33	(10)	142
Gain or loss on sale of investments	(2)	2	—	—	—
Equity in income of affiliates	—	(3)	(10)	—	(13)
Impairment losses on minority owned affiliates	—	7	—	—	7
Other, net	—	1	(1)	(2)	(2)
Total other expense (income), net	113	11	22	(12)	134
Income from continuing operations before income taxes and minority interest	554	146	32	—	732
Reorganization items, net	(1)	—	—	1	—
Provision for income taxes	2	148	11	—	161
Minority interest	—	(1)	6	—	5
Net Income	$553	$(1)	$15	$(1)	$566
Total assets at June 30, 2006	$7,840	$2,657	$1,422	$120	$12,039

Business Segments
(in millions)

Three Months Ended June 30, 2005:

	United States	Philippines	Caribbean	Corporate and Eliminations	Consolidated
Operating Revenues:
Generation	$653	$122	$1	$—	$776
Integrated utilities and distribution	—	3	185	—	188
Total operating revenues	653	125	186	—	964
Cost of fuel, electricity and other products	393	6	110	—	509
Gross margin	260	119	76	—	455
Operating Expenses:
Operations and maintenance	186	33	39	(3)	255
Depreciation and amortization	41	20	10	5	76
Impairment losses	7	—	—	—	7
Loss on sales of assets, net	28	—	—	—	28
Total operating expenses	262	53	49	2	366
Operating income (loss)	(2)	66	27	(2)	89
Other expense (income), net:
Interest, net	6	8	13	(2)	25
Gain on sale of assets, minority owned	—	—	—	—	—
Equity in income of affiliates	—	(3)	(4)	—	(7)
Other, net	(1)	(1)	(1)	9	6
Total other expense (income), net	5	4	8	7	24
Income (loss) from continuing operations before reorganization items and income taxes and minority interest	(7)	62	19	(9)	65
Reorganization items, net	7	—	—	26	33
Provision (benefit) for income taxes	1	30	5	(1)	35
Minority interest	—	2	4	—	6
Income (loss) from Continuing Operations	(15)	30	10	(34)	(9)
Loss from Discontinued Operations, net	(1)	—	—	—	(1)
Net Income (loss)	$(16)	$30	$10	$(34)	$(10)
Total assets at December 31, 2005	$8,925	$2,951	$1,224	$(188)	$12,912

Business Segments
(in millions)

Six Months Ended June 30, 2005:

	United States	Philippines	Caribbean	Corporate and Eliminations	Consolidated
Operating Revenues:
Generation	$1,224	$240	$3	$—	$1,467
Integrated utilities and distribution	—	8	333	—	341
Total operating revenues	1,224	248	336	—	1,808
Cost of fuel, electricity and other products	761	12	184	—	957
Gross margin	463	236	152	—	851
Operating Expenses:
Operations and maintenance	360	56	82	(13)	485
Depreciation and amortization	83	40	21	9	153
Impairment losses	7	—	—	—	7
Gain (loss) on sales of assets, net	27	(2)	—	—	25
Total operating expenses	477	94	103	(4)	670
Operating income (loss)	(14)	142	49	4	181
Other expense (income), net:
Interest, net	12	16	26	(3)	51
Gain on sale of assets, minority owned	(1)	—	—	—	(1)
Equity in income of affiliates	—	(5)	(9)	—	(14)
Other, net	(2)	—	(5)	14	7
Total other expense (income), net	9	11	12	11	43
Income (loss) from continuing operations before reorganization items and income taxes and minority interest	(23)	131	37	(7)	138
Reorganization items, net	35	—	—	59	94
Provision (benefit) for income taxes	1	49	10	(28)	32
Minority interest	—	5	8	—	13
Income (loss) from Continuing Operations	(59)	77	19	(38)	(1)
Income from Discontinued Operations, net	2	—	—	—	2
Net Income (loss)	$(57)	$77	$19	$(38)	$1
Total assets at December 31, 2005	$8,925	$2,951	$1,224	$(188)	$12,912

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

On July 11, 2006, we announced the commencement of auction processes to sell our Philippines and Caribbean businesses and a modified “Dutch Auction” tender offer to repurchase Mirant common stock. On August 9, 2006, we announced the planned sale of various U.S. gas fired assets. The U.S. assets to be sold are the following intermediate and peaking gas fired plants: Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex, representing a total of 3,504 MW. These sales are expected to close by mid-2007.

In the tender offer, we are offering to repurchase up to 43 million shares of Mirant common stock for an aggregate purchase price of up to $1.25 billion. Mirant’s shareholders can, subject to certain conditions, sell all or a portion of their shares of Mirant common stock to Mirant at a price not less than $25.75 and not more than $29.00 per share. We intend to pay for the shares tendered in the offer and related expenses with approximately $300 million of cash on hand at Mirant Corporation and approximately $950 million of distributions from subsidiaries, including approximately $175 million and $740 million to be distributed from Mirant Americas Generation, LLC (“Mirant Americas Generation”).and Mirant Asia-Pacific Limited and its subsidiaries, respectively, as well as approximately $35 million from other subsidiaries. The tender offer will expire on August 21, 2006.

Approximately $380 million of the amounts to be distributed by Mirant Asia-Pacific Limited and its subsidiaries will be comprised of net proceeds from, and currently restricted cash made available upon the consummation of, the $700 million Mirant Asia-Pacific Loan Facility entered into by our wholly-owned subsidiaries Mirant Sweden International AB (publ), as borrower, and Mirant Asia-Pacific Limited as guarantor.

Our gross margin for the six months ended June 30, 2006, was $1.475 billion. This amount included $406 million of unrealized gains from hedging activities primarily due to the decline in forward power prices from December 31, 2005, levels. The primary factors impacting the realized gross margin and cash flows of our United States segment are the prices for power, coal, oil and natural gas, which are driven largely by supply and demand. Demand for power varies regionally and seasonally due to, among other things, weather and general economic conditions.

Prior to 2006, we hedged a substantial portion of our Mid-Atlantic baseload coal fired generation and our New England intermediate oil fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the six months ended June 30, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this period than for the same period in 2005. Our intermediate and peaking generation volumes generally were lower in the six months ended June 30, 2006, than in the same period of 2005, primarily due to mild weather and higher oil prices.

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

Our Philippine and Caribbean segments, which had no significant variances in gross margin for the six months ended June 30, 2006, continued to provide stable earnings and cash flows. In the Philippines, over 90% of the generation capacity is sold under long-term energy conversion agreements with the Philippine government-owned National Power Corporation (“NPC”). Under the energy conversion agreements, we receive both fixed capacity fees and variable energy fees. Fixed capacity fees compensate us for our agreement to make the facility available exclusively to NPC and are paid without regard to the dispatch level of the facility. Variable energy fees are paid when the facility generates electricity. Currently, approximately 90% of our revenues with respect to our Philippine operations come from fixed capacity fees.

Cash flows from operations for the six months ended June 30, 2006, were a net use of $114 million, which included $757 million paid for bankruptcy claims and interest on bankruptcy claims. Our cash flows from financing activities reflect our exit financing as part of our bankruptcy emergence and the payment of approximately $1.035 billion of bankruptcy claims related to outstanding indebtedness.

Results of Operations

The following discussion of our performance is organized by reportable operating segment, which is consistent with the way we manage our business.

United States

Our United States segment consists primarily of power generation (approximately 14,000 megawatts (“MW”) of generating capacity) and energy trading and marketing activities managed as a combined business.

The following table summarizes the operations of our United States segment for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Gross margin	$404	$260	$144	$1,068	$463	$605
Operating expenses:
Operations and maintenance	189	186	3	366	360	6
Depreciation and amortization	42	41	1	81	83	(2)
Impairment losses	—	7	(7)	—	7	(7)
(Gain) loss on sales of assets, net	(6)	28	(34)	(46)	27	(73)
Total operating expenses	225	262	(37)	401	477	(76)
Operating income (loss)	179	(2)	181	667	(14)	681
Total other expense, net	52	5	47	113	9	104
Income (loss) from continuing operations before reorganization items and income taxes	127	(7)	134	554	(23)	577
Reorganization items, net	(1)	7	(8)	(1)	35	(36)
Provision for income taxes	2	1	1	2	1	1
Income (loss) from continuing operations	$126	$(15)	$141	$553	$(59)	$612

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Lovett, Bowline, Grahamsville, Hillburn, Mongaup, Rio, Shoemaker, Swinging Bridge, Canal, Kendall, Martha’s Vineyard and Wyman facilities. The West region includes our Contra Costa, Pittsburg, Potrero, Bosque and Apex facilities. The Mid-Continent region includes our Zeeland, West Georgia, Sugar Creek and Shady Hills facilities. Other includes proprietary trading, the elimination of intercompany transactions between subsidiaries and losses related to our Back-to-Back Agreement with Pepco and Transition Power Agreements (“TPAs”) with Pepco.

United States Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for our United States segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Mid-Atlantic	28%	31%	(3)%	32%	35%	(3)%
Northeast	17%	23%	(6)%	16%	31%	(15)%
West	16%	13%	3%	13%	13%	—%
Mid-Continent	6%	6%	—%	3%	5%	(2)%
Total United States	19%	21%	(2)%	19%	23%	(4)%

The following table summarizes power generation volumes by region for our United States segment for the three and six months ended June 30, 2006 and 2005 (in gigawatt hours):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Mid-Atlantic	3,236	3,603	(367)	7,319	8,042	(723)
Northeast	1,169	1,523	(354)	2,164	4,130	(1,966)
West	1,216	964	252	1,911	1,868	43
Mid-Continent	332	344	(12)	386	555	(169)
Total United States	5,953	6,434	(481)	11,780	14,595	(2,815)

United States Gross Margin

The following tables detail gross margin by realized and unrealized margin for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$139	$99	$238	$102	$66	$168
Northeast	69	(1)	68	47	4	51
West	43	(2)	41	37	(1)	36
Mid-Continent	20	—	20	19	(2)	17
Other	25	12	37	(26)	14	(12)
Total United States	$296	$108	$404	$179	$81	$260

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$330	$325	$655	$242	$10	$252
Northeast	215	33	248	107	13	120
West	77	(2)	75	68	(1)	67
Mid-Continent	33	(1)	32	26	2	28
Other	7	51	58	(50)	46	(4)
Total United States	$662	$406	$1,068	$393	$70	$463

Three Months ended June 30, 2006 versus June 30, 2005

Our gross margin increased by $144 million for the three months ended June 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Three Months Ended June 30, 2006
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy(1)	$76	$46	$7	$—	$38	$167
Contracted and capacity(2)	10	11	35	20	(13)	63
Incremental realized value of hedges(3)	53	12	1	—	—	66
Unrealized gains (losses)(4)	99	(1)	(2)	—	12	108
Total	$238	$68	$41	$20	$37	$404

	Three Months Ended June 30, 2005
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy(1)	$105	$33	$1	$—	$(6)	$133
Contracted and capacity(2)	21	9	32	23	(20)	65
Incremental realized value of hedges(3)	(24)	5	4	(4)	—	(19)
Unrealized gains (losses)(4)	66	4	(1)	(2)	14	81
Total	$168	$51	$36	$17	$(12)	$260

	Three Months Ended June 30, 2006 vs. June 30, 2005
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy(1)	$(29)	$13	$6	$—	$44	$34
Contracted and capacity(2)	(11)	2	3	(3)	7	(2)
Incremental realized value of hedges(3)	77	7	(3)	4	—	85
Unrealized gains (losses)(4)	33	(5)	(1)	2	(2)	27
Total	$70	$17	$5	$3	$49	$144

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales, steam sales and our proprietary trading activities.

(2)          Contracted and capacity relates to revenue received through reliability must run contracts (“RMR”) and other installed capacity  mechanisms, revenues from ancillary services and revenue from the Back-to-Back Agreement.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains (losses) reflect the unrealized portion of our derivative hedging contracts.

Mid-Atlantic operations gross margin increased by $70 million primarily due to the following:

•       a decrease of $29 million in energy primarily related to higher emissions allowances expense, principally to reflect inventory at the lower of its historical cost or current market value and a reduction in power prices;

•       an increase of $77 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       an increase of $33 million related to unrealized gains from hedging activities primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period, partially offset by the adverse impact of changes in fuel prices relative to the changes in the previous year.

Northeast operations gross margin increased by $17 million primarily due to an increase of $13 million in energy, which includes an $8 million increase in intercompany sales of surplus emissions allowances to our Mid-Atlantic operations.

West and Mid-Continent operations gross margin increased by $8 million primarily due to an increase of $6 million in energy related to higher prices and increased generation volumes due to warmer weather.

Other gross margin increased $49 million and includes the following;

•       an increase of $44 million in energy primarily due to an increase of $38 million in realized margin in our proprietary trading business and $6 million related to the elimination of intercompany emissions allowances transactions; and

•       an increase of $7 million in contracted and capacity due to lower realized losses on the Back-to-Back Agreement and related hedges due to the expiration of one of the power purchase agreements (“PPAs”) under that agreement.

United States Operating Expenses

Our U.S. operating expenses decreased by $37 million for the three months ended June 30, 2006, compared to the same period in 2005. In 2006, gain on sales of assets consisted of the $6 million gain on the sale of the Mirant Service Center, which closed on June 30, 2006. In 2005, loss on sales of assets was $28 million and included a loss of $21 million on our Wyandotte facility and a loss of $7 million on our Mint Farm construction project.

United States Other Expense, net

Our other expense, net increased by $47 million for the three months ended June 30, 2006, compared to the same period in 2005 primarily due to interest expense on the debt at Mirant North America, LLC (“Mirant North America”) and Mirant Americas Generation.

Six Months ended June 30, 2006 versus June 30, 2005

Our gross margin increased $605 million for the six months ended June 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Six Months Ended June 30, 2006
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy(1)	$213	$106	$7	$(1)	$38	$363
Contracted and capacity(2)	24	18	67	34	(31)	112
Incremental realized value of hedges(3)	93	91	3	—	—	187
Unrealized gains (losses)(4)	325	33	(2)	(1)	51	406
Total	$655	$248	$75	$32	$58	$1,068

	Six Months Ended June 30, 2005
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy(1)	$250	$81	$1	$—	$(3)	$329
Contracted and capacity(2)	46	17	61	34	(47)	111
Incremental realized value of hedges(3)	(54)	9	6	(8)	—	(47)
Unrealized gains (losses)(4)	10	13	(1)	2	46	70
Total	$252	$120	$67	$28	$(4)	$463

	Six Months Ended June 30, 2006 vs. June 30, 2005
	Mid-Atlantic	Northeast	West	Mid- Continent	Other	Total
Energy(1)	$(37)	$25	$6	$(1)	$41	$34
Contracted and capacity(2)	(22)	1	6	—	16	1
Incremental realized value of hedges(3)	147	82	(3)	8	—	234
Unrealized gains (losses)(4)	315	20	(1)	(3)	5	336
Total	$403	$128	$8	$4	$62	$605

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales, steam sales and our proprietary trading activities.

(2)          Contracted and capacity relates to revenue received through reliability must run contracts (“RMR”) and other installed capacity  mechanisms, revenues from ancillary services and revenue from the Back-to-Back Agreement.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains (losses) reflect the unrealized portion of our derivative hedging contracts.

Mid-Atlantic operations gross margin increased by $403 million primarily due to the following:

•       a decrease of $37 million in energy primarily due to higher emissions allowances expense, principally to reflect inventory at the lower of its historical cost or current market value as well as a higher average cost for sulfur dioxide (“SO2”) allowances as compared to the previous year and higher oil prices;

•       an increase of $147 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       an increase of $315 million related to unrealized gains from hedging activities of $325 million for the six months ended June 30, 2006, as compared to $10 million for the same period in 2005 due to the settlement of contracts for which unrealized losses had previously been recognized and due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period.

Northeast operations gross margin increased by $128 million primarily due to the following:

•       an increase of $25 million in energy which included $40 million in increased intercompany sales of emissions allowances, offset by a decrease in generation volumes due to increased oil prices;

•       an increase of $82 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher than market prices; and

•       an increase of $20 million related to unrealized gains from hedging activities of $33 million for the six months ended June 30, 2006, as compared to $13 million for the same period in 2005, primarily due to the settlement of contracts for which unrealized losses had previously been recognized and due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period.

West and Mid-Continent operations gross margin increased by $12 million primarily due to the following:

•       an increase of $5 million in energy related to higher prices and increased generation volumes due to warmer weather; and

•       an increase of $6 million in RMR capacity margin primarily due to an outage at one of our California generating units in 2005, offset by the termination at the end of 2005 of the tolling agreement for our Contra Costa Unit 6 and Pittsburg Unit 7.

Other gross margin increased $62 million and includes the following:

•       an increase of $41million in energy primarily due to an increase of $56 million in realized margin in our proprietary trading business and a decrease of $16 million related to the elimination of intercompany emissions allowances transactions; and

•       an increase of $16 million in contracted and capacity due to lower realized losses on the Back-to-Back Agreement and related hedges due to the expiration of one of the PPAs under that agreement.

United States Operating Expenses

Our U.S. operating expenses decreased by $76 million for the six months ended June 30, 2006, compared to the same period in 2005 due to sales of assets. In 2006, gain on sale of assets was $46 million and included a $40 million gain from the sale in 2006 of our remaining claims in the Enron bankruptcy and a $6 million gain on the sale of the Mirant Service Center, which closed on June 30, 2006. In 2005, loss on sales of assets was $27 million and included a loss of $21 million on our Wyandotte facility and a loss of $7 million on our Mint Farm construction project.

United States Other Expense, net

Our other expense, net increased by $104 million for the six months ended June 30, 2006, compared to the same period in 2005 primarily due to interest expense on the debt at Mirant North America and Mirant Americas Generation offset by increased interest income due to higher cash balances and lower collateral requirements, due to the settlement of contracts and a decline in power prices during the period.

United States Reorganization Items, net

Our reorganization items, net decreased by $36 million due to emergence from Chapter 11.

Philippines

Our Philippine segment consists of our net ownership interest of approximately 2,200 MW in power generating facilities. The following table summarizes the operations of our Philippine business for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Generation	$121	$122	$(1)	$239	$240	$(1)
Integrated utilities and distribution	3	3	—	7	8	(1)
Total operating revenues	124	125	(1)	246	248	(2)
Cost of fuel, electricity and other products	6	6	—	13	12	1
Gross margin	118	119	(1)	233	236	(3)
Operating Expenses:
Operations and maintenance	17	33	(16)	37	56	(19)
Depreciation and amortization	20	20	—	39	40	(1)
Gain on sales of assets, net	—	—	—	—	(2)	2
Total operating expenses	37	53	(16)	76	94	(18)
Operating income	81	66	15	157	142	15
Total other expense, net	5	4	1	11	11	—
Income from continuing operations before income taxes and minority interest	76	62	14	146	131	15
Provision for income taxes	108	30	78	148	49	99
Minority interest	(1)	2	(3)	(1)	5	(6)
Income (loss) from continuing operations	$(31)	$30	$(61)	$(1)	$77	$(78)

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2006, decreased by $16 million and $18 million, respectively, primarily due to the value added tax (“VAT”) laws enacted in November 2005. In addition, in 2005 we recognized a valuation allowance of $7 million on the conditional payment in June 2005 to the Philippine local government unit relating to the Pagbilao power plant. See Note G for additional discussion of the Philippine real property taxes.

The Expanded Value Added Tax (“E-VAT”) law removes tax exemptions on the sale of electricity, oil products, coal and natural gas, among others, but allows the tax to be passed on to consumers. On January 31, 2006, in accordance with the provisions of the E-VAT, the President of the Philippines raised the rate from 10 percent to 12 percent starting February 1, 2006.

Other Expense, net

Total other expense, net in 2006 included a $7 million impairment of our 50% ownership interest in Mirant Global Corporation (“MGC”), which was recorded in the first quarter of 2006.

This impairment reflects lower rates for the Panay and Avon River projects. On May 12, 2006, we closed on the sale of our investment in MGC and recorded a loss of $3 million.

Provision for Income Taxes

Provision for income taxes for the three and six months ended June 30, 2006, increased $78 million and $99 million, respectively. At December 31, 2005, we had deferred tax assets of $84 million related to the anticipated future tax benefits of unrealized foreign exchange losses arising from the U.S. dollar denominated borrowings of our Philippine entities. On May 18, 2006, final regulations governing the selection and use of a functional currency for Philippine tax reporting purposes became effective. We have determined that these regulations require us to maintain our local statutory filing in U.S. dollars converted to Philippine pesos for Philippine tax reporting purposes for all tax years ending after December 31, 2004. Accordingly, we have recognized an additional income tax provision of $72 million, (net of the related withholding tax). We also experienced an increase of $28 million for the period ended June 30, 2006, primarily due to the effects of the expiration of the Sual tax holiday in 2005, offset by the reversal of an $11 million tax contingency related to prior tax years also net of related withholding tax.

Caribbean

Our Caribbean segment consists of our 80% and 55% ownership interest in integrated utilities in Jamaica and the Bahamas, respectively, and our 26% and 39% ownership in power generating operations in Curacao and Trinidad and Tobago, respectively. Our ownership interest in the power generating operations in Curacao and Trinidad and Tobago are accounted for under the equity method of accounting and are included in other expense, net. The following table summarizes the operations of our Caribbean businesses for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Generation	$2	$1	$1	$4	$3	$1
Integrated utilities and distribution	213	185	28	399	333	66
Total operating revenues	215	186	29	403	336	67
Cost of fuel, electricity and other products	125	110	15	229	184	45
Gross margin	90	76	14	174	152	22
Operating Expenses:
Operations and maintenance	48	39	9	95	82	13
Depreciation and amortization	13	10	3	25	21	4
Total operating expenses	61	49	12	120	103	17
Operating income	29	27	2	54	49	5
Other expense, net	15	8	7	22	12	10
Income from continuing operations before income taxes and minority interest	14	19	(5)	32	37	(5)
Provision for income taxes	5	5	—	11	10	1
Minority interest	2	4	(2)	6	8	(2)
Income from continuing operations	$7	$10	$(3)	$15	$19	$(4)

Corporate

Reorganization Items, net

For the three and six months ended June 30, 2005, reorganization items, net of $26 million and $59 million, respectively, represents amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

Provision for Income Taxes

The provision for income taxes increased by $28 million for the six months ended June 30, 2006, compared to the same period in 2005, primarily due to adjustments of $15 million in 2005 related to a favorable settlement of foreign taxes for our Netherlands subsidiaries and a $13 million 2005 adjustment to our tax receivables.

Financial Condition

Emergence from Bankruptcy

In connection with the consummation of the Plan of Reorganization (the “Plan”) on January 3, 2006, all shares of old Mirant’s common stock were cancelled and 300 million new shares of common stock were issued. Shortly thereafter 276.5 million shares of our new common stock were distributed to holders of unsecured claims and equity securities. We also issued two series of warrants, expiring January 3, 2011, that entitle the holders to purchase an aggregate of approximately 53 million shares of common stock. In addition, 23.5 million shares of common stock were reserved for unresolved claims and approximately 19 million shares were reserved for issuance under the Omnibus Incentive Plan for employees and directors. Our authorized capital stock consists of 1.5 billion shares of common stock and 100 million shares of preferred stock. As part of the Plan, we eliminated approximately $5.9 billion of debt and approximately $2.6 billion of additional claims and disputes through our distribution or planned distribution of new common stock and $1.9 billion in cash among our creditors. At June 30, 2006, 21.3 million shares of common stock remain reserved for unresolved claims. See Note G for further discussion of unresolved claims.

On December 23, 2005, our subsidiary Mirant North America issued $850 million of 7.375% senior unsecured notes due 2013 (the “Old Notes”). These notes were issued in a private placement and were not registered with the Securities and Exchange Commission (“SEC”). The funds from this issuance initially were placed in escrow and were released from escrow on January 3, 2006. On August 4, 2006, Mirant North America completed an exchange offer for the Old Notes, whereby $849.965 million of senior notes registered under the Securities Act (the “New Notes”) were exchanged for an equal amount of the Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights. On January 3, 2006, Mirant North America also entered into an $800 million senior secured revolving credit facility and a $700 million senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit.

Use of Proceeds from Planned Dispositions

On July 11, 2006, we announced the commencement of auction processes to sell our Philippines and Caribbean businesses. On August 9, 2006, we announced the planned sale of various U.S. gas fired assets. The U.S. assets to be sold are the following intermediate and peaking gas fired plants: Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex, representing a total of 3,504 MW. We plan to continue returning cash to our shareholders upon completion of the planned sales.

The amount of cash returned will be determined based on the outlook for the continuing business (1) to preserve the credit profile of the continuing business, (2) to maintain adequate liquidity for expected cash requirements including, among other things, capital expenditures for the continuing business and (3) to retain sufficient working capital to manage fluctuations in commodity prices. Proceeds from the sales of the Zeeland and Bosque units will be utilized pursuant to the covenants contained in the Mirant North America debt instruments.

Several of the credit facilities and capital markets debt of our Philippine and Caribbean subsidiaries contain “change of control” provisions. Such provisions provide creditors the right to require the borrowing entity to repay, in whole or in part, the amount owed by the borrower after the change in control occurs. Such change of control provisions would become effective upon the consummation of a transaction that triggers such provision, such as a sale of our ownership interests in the respective subsidiary that is the obligor under such indebtedness. We expect that, in connection with any such sale, either that such indebtedness will be prepaid with the proceeds of long-term financing arranged by the purchaser or that the purchaser will obtain waivers of the change of control provisions from the existing lenders.

Cash Flows

Operating Activities.   Our cash provided by operating activities is impacted by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities decreased $224 million for the six months ended June 30, 2006, compared to the same period in 2005 and reflected the payment of $757 million in bankruptcy claims. Net cash used in operating activities for the six months ended June 30, 2006, was $114 million and included the following:

Sources of Cash

•       realized gross margin of $1.069 billion; and

•       a decrease of $464 million in the amount of cash collateral posted to support energy trading and marketing activities due to the settlement of contracts and a decline in power prices during the period.

Uses of Cash

•       bankruptcy claims payments of $757 million;

•       operations and maintenance expenses of $501 million;

•       interest payments of $169 million;

•       $200 million drawn under the senior secured term loan that was deposited into a cash collateral account to support the issuance of letters of credit; and

•       tax payments of $43 million.

Net cash provided by operating activities for the six months ended June 30, 2005, was $110 million and included the following:

Sources of Cash

•       realized gross margin of $781 million; and

•       a decrease of $5 million in the amount of cash collateral posted to support energy trading and marketing activities.

Uses of Cash

•       operations and maintenance expenses of $485 million;

•       interest payments of $60 million;

•       payment to Pepco of $57 million related to suspended payments under the Back-to-Back Agreements; and

•       tax payments of $27 million.

Investing Activities.   Net cash used by investing activities was $74 million for the six months ended June 30, 2006, compared to $28 million for the same period in 2005. This difference was primarily due to the following:

•       in 2006, we had capital expenditures of $86 million compared to capital expenditures of $95 million in 2005;

•       in 2006, we paid $36 million to purchase the remaining 5.15% ownership interest in the Sual project. In July 2006, we acquired the remaining 4.26% interest in Mirant Pagbilao;

•       in 2006, Mirant Trinidad Investments, LLC (“Mirant Trinidad Investments”) provided $25 million in funding in accordance with the terms and conditions of a shareholder loan agreement for the construction and installation of new generating units at Point Lisas, Trinidad;

•       In 2006, we received $73 million in proceeds from the sale of investments, which included $45 million from the sale of bankruptcy claims against Enron and its subsidiaries and $12 million from the sale of the Mirant Service Center;

•       in 2005, we received $63 million in proceeds from the sale of Coyote Springs 2 and $4 million in additional proceeds from the 2004 sale of Bowline gas turbines.

Capital Expenditures.   We expect to incur capital expenditures of approximately $300 million over the remainder of 2006. Approximately $200 million of our 2006 capital expenditures are for environmental compliance in the United States. See “United States Environmental Regulation” for additional discussion of expected environmental capital expenditures.

Aqualectra Investment.   We own a $40 million convertible preferred equity interest in Aqualectra, an integrated water and electric company in Curacao, Netherlands Antilles, owned by the government. At December 31, 2005, Aqualectra was in default under its $115 million credit facility because of breaches in financial covenants. On April 28, 2006, Aqualectra obtained a waiver from the banks and paid us $3.5 million of preferred dividends for December 2005 and March 2006. In June 2006 we received the scheduled dividend of $1.7 million.

Financing Activities.   Net cash provided by financing activities was $434 million for the six months ended June 30, 2006, compared to cash used in financing activities of $72 million for the same period in 2005. This difference was primarily due to the following:

•       in 2006, proceeds from issuance of debt were $2.1 billion. The debt proceeds in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan, $465 million drawn on the Mirant North America senior secured revolving credit facility and $100 million from the issuance of notes by Mirant Trinidad Investments;

•       in 2005, proceeds from the issuance of debt were $33 million. Of this amount, $12 million represented pre-petition letters of credit being drawn upon by counterparties and banks and $21 million related to our Caribbean operations;

•       in 2006, we repaid debt of $1.7 billion, which included $465 million on the Mirant North America senior secured revolving credit facility, $1.035 billion of principal payments for debt settled under the Plan, $80 million of debt related to our Philippines operations and $83 million of debt related to our Caribbean operations;

•       in 2005, we repaid long-term debt of $103 million, of which $80 million related to our Philippine operations and $22 million related to our Caribbean operations; and

•       in 2006, cash deposited in debt service reserves decreased $34 million compared to a decrease of $7 million in 2005.

Jamaica Refinancing.   On July 6, 2006, Mirant JPSCO Finance LTD, a wholly-owned subsidiary of Mirant, issued senior notes in an aggregate principal amount of $180 million that bear interest 11% and mature on July 6, 2016. Mirant JPS Finance deposited the gross offering proceeds into an escrow account for the benefit of the holders of the notes. Subject to the satisfaction of specified conditions and in connection with the repayment of Jamaica Public Service Company’s credit facilities with Royal Bank of Trinidad and Tobago Limited, on or prior to October 31, 2006, Jamaica Public Service Company Limited will assume all of Mirant JPS Finance’s obligations under the notes in exchange for the release of the offering proceeds from the escrow account. Interest on the notes is payable semiannually. Prior to the assumption of notes by Jamaica Public Service Company Limited, the notes are general unsubordinated obligations of Mirant JPS Finance secured by the escrow funds. Upon the assumption of the notes by Jamaica Public Service Company Limited, the notes will be general unsecured obligations of Jamaica Public Service Company Limited without recourse to any other Mirant entity. See Note E for further discussion of debt.

Philippine Financing.   On July 31, 2006, Mirant Sweden International AB (publ), as borrower, and Mirant Asia-Pacific Limited, as guarantor, entered into a $700 million term loan facility (the “Mirant Asia-Pacific Loan Facility”). The Mirant Asia-Pacific Loan Facility is expected to be funded in a single draw in mid-August and will have a maturity date six years from the date of the drawing thereof. Interest on the Mirant Asia-Pacific Loan Facility will be at a rate per annum equal to the U.S. Dollar London Interbank Offering Rate (“LIBOR”) rate determined for certain interest periods plus an applicable margin set at 2.25% per annum.

The payment obligations of Mirant Sweden International AB (publ) under the Mirant Asia-Pacific Loan Facility are unconditionally guaranteed by Mirant Asia-Pacific Limited and, upon funding, will be unconditionally guaranteed by certain of its direct and indirect subsidiaries, referred to as the “subsidiary guarantors,” under a guaranty agreement, which will constitute senior, secured obligations of the subsidiary guarantors.

The commitments of the lenders to fund under the Mirant Asia-Pacific Loan Facility will terminate if the conditions to funding thereunder do not occur prior to August 30, 2006, including the repayment of existing debt of Mirant Sual and Mirant Pagbilao (in part with the proceeds of the Mirant Asia-Pacific loan facility) of approximately $376 million and $33 million, respectively.

Total Cash, Cash Equivalents and Credit Facility Availability

As of June 30, 2006, we have total cash, cash equivalents, and credit facility availability of approximately $2.13 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Corporation and its subsidiaries as of June 30, 2006 and December 31, 2005 (in millions):

	At June 30, 2006	At December 31, 2005
Cash and Cash Equivalents:
Mirant Corporation	$654	$354
Mirant Americas Generation	4	129
Mirant Mid-Atlantic	72	276
Mirant North America	301	19
Other United States subsidiaries	36	126
Philippines and Caribbean subsidiaries	729	647
Total cash and cash equivalents	1,796	1,551
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements	482	326
Total available cash and cash equivalents	1,314	1,225
Available under credit facilities	818	—
Available under the DIP Facility	—	249
Total cash, cash equivalents and credit facilities availability	$2,132	$1,474

Tender Offer.   On July 11, 2006, we announced the commencement of a modified “Dutch Auction” tender offer to repurchase up to 43 million shares of Mirant common stock for an aggregate purchase price of up to $1.25 billion. Mirant’s shareholders can, subject to certain conditions, sell all or a portion of their shares of Mirant common stock to Mirant at a price not less than $25.75 and not more than $29.00 per share. We intend to pay for the shares tendered in the offer and related expenses with approximately $300 million of cash on hand at Mirant Corporation and approximately $950 million of distributions from subsidiaries, including approximately $175 million and $740 million to be distributed from Mirant Americas Generation and Mirant Asia-Pacific Limited and its subsidiaries, respectively, as well as approximately $35 million from other subsidiaries.

Approximately $380 million of the amounts to be distributed by Mirant Asia-Pacific Limited and its subsidiaries will be comprised of net proceeds from, and currently restricted cash made available upon the consummation of, the $700 million Mirant Asia-Pacific Loan Facility to be entered into by our wholly-owned subsidiaries Mirant Sweden International AB (publ), as borrower, and Mirant Asia-Pacific Limited as guarantor.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of June 30, 2006, our outstanding issued letters of credit totaled $182 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2006 and December 31, 2005 (in millions):

	At June 30, 2006	At December 31, 2005
Cash collateral posted—energy trading and marketing(1)	$155	$619
Cash collateral posted—debt service and rent reserves	222	307
Cash collateral posted—other operating activities	54	61
Letters of credit—energy trading and marketing	100	51
Letters of credit—debt service and rent reserves(2)	75	—
Letters of credit—other operating activities(2)	7	7
Total	$613	$1,045

(1)          The amount includes approximately $130 million deposited with J.P. Morgan Futures, Inc. as clearing broker as of June 30, 2006.

(2)          There are additional letters of credit of approximately $43 million issued under local credit facilities at some of our Philippine and Caribbean subsidiaries that are not included in the amounts above.

On July 13, 2006, Moody’s Investors Service reduced our corporate credit rating to “B2.” The debt ratings of our subsidiaries were also lowered. Standard and Poor’s announced that they also might reduce our corporate credit rating and the debt ratings of our subsidiaries.

Other Developments

Locational Installed Capacity Proposal

Our New England plants participate in a market administered by the Independent System Operator-New England (“ISO-NE”). Mirant Energy Trading, LLC (“Mirant Energy Trading”) is a member of the New England Power Pool (“NEPOOL”), which is a voluntary association of electric utilities and other market participants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont and which functions as an advisory organization to ISO-NE. The Federal Energy Regulatory Commission (“FERC”) approved ISO-NE as the Regional Transmission Organization (“RTO”) for the New England region effective on February 1, 2005, making ISO-NE responsible for market rule filings at the FERC. In addition, ISO-NE is responsible for the operation of transmission systems and administration and settlement of the wholesale electric energy, capacity and ancillary services markets. ISO-NE utilizes a locational marginal pricing model, with a price mitigation method similar to the New York Independent System Operators (“NYISO”) Automated Mitigation Procedure, although it is implemented via manual processes rather than the automated process employed in New York. In 2004, the FERC approved a locational installed capacity market for ISO-NE (the ‘‘LICAP proposal’’) based on the demand curve concept used by the NYISO to be implemented in January 2006. Demand curves are administrative mechanisms used to establish electricity generation capacity prices. A hearing on the demand curve parameters was held in February and March 2005, and an initial decision issued by the presiding administrative law judge ruled in favor of many of the suppliers’ issues in the hearing. A subsequent FERC order issued on October 21, 2005, pushed back the LICAP implementation date to no sooner than October 1, 2006, and put in place procedures to pursue a settlement on alternatives to the LICAP mechanism. Any such alternatives were to be submitted to the FERC by January 31, 2006. On January 31, 2006, a FERC settlement judge reported that an agreement in principle had been reached among the majority of the parties in the LICAP proceeding and requested an extension of the January 31, 2006 deadline so that a final settlement could be filed with the FERC by March 6, 2006. On March 6, 2006, a comprehensive settlement proposal was filed with the FERC on behalf of numerous parties to the LICAP proceeding. The settlement would replace the LICAP proposal with a Forward Capacity Market (“FCM”) under which annual capacity auctions would be conducted for supply three years in advance of delivery. In addition, the settlement provides for a four-year transition period under which capacity suppliers receive a set price for their capacity commencing on December 1, 2006, and continuing with price escalators through May 31, 2010. The settlement will go into effect upon approval, without modification, by the FERC. On June 16, 2006, the Commission issued a decision accepting the proposed FCM settlement without modification. The FCM will result in increased opportunities for our New England generators to receive more revenues for their capacity commencing in December 2006.

Reliability Pricing Model

Our Mid-Atlantic facilities sell power into the markets operated by Pennsylvania New Jersey Maryland Interconnection, LLC (“PJM”), which the FERC approved to operate as an Independent System Operator (“ISO”) in 1997 and as a Regional Transmission Organization (“RTO”) in 2002. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers, performs transmission planning for the region and dispatches generators accordingly. PJM administers day-ahead and real-time marginal cost clearing price markets and calculates electricity prices based on a locational marginal pricing model. A locational marginal pricing model determines a price for energy at each node in a particular zone taking into account the limitations on transmission of electricity and losses involved in transmitting energy into the zone, resulting in a higher zonal price when cheaper power cannot be imported from another zone. Generation owners in PJM are subject to mitigation, which limits the prices that they may receive under certain specified conditions.

Load serving entities in PJM are required to have adequate sources of capacity. PJM operates a capacity market whereby load serving entities can procure their capacity requirements through a system-wide single clearing price auction. In PJM, all capacity is assumed to be universally deliverable, regardless of its location. PJM has greatly expanded its system over the last three years to include Allegheny Power, Commonwealth Edison, American Electric Power, Inc., Duquesne Light, Dayton Power & Light (“DP&L”) and Dominion-Virginia Power. As a result, capacity prices have significantly declined. The PJM expansions have resulted in an apparent system-wide surplus of capacity, despite the fact that certain regions in PJM, including the Mid-Atlantic area in which our Morgantown, Chalk Point, Dickerson and Potomac River Plants are located, will need capacity additions within the next few years.

On August 31, 2005, PJM filed its Reliability Pricing Model (‘‘RPM’’) with the FERC to replace its current capacity market rules. The RPM proposal would provide for a four-year forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but FERC also established further procedures including a paper hearing and staff technical conference to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. Settlement talks under the supervision of a FERC-appointed settlement judge began on June 5, 2006. On August 3, 2006, the Settlement Judge issued a report stating that most of the active parties to the case have reached a confidential agreement in principle, and will work to develop a more detailed settlement agreement to be filed by September 27, 2006. It is impossible to predict whether a final settlement agreement will be filed with the FERC by September 27, 2006. It is likewise impossible to predict the outcome of litigation, and whether RPM or a similar proposal would be adopted by FERC should settlement efforts fail. If a settlement agreement is filed and approved by FERC without conditions or modifications, or if FERC approves RPM in a form not materially different from what was filed, increased opportunities for our power plants located in the Mid-Atlantic region to receive more revenues for their capacity will result.

United States Environmental Regulation

Maryland Healthy Air Act.   In April 2006, the Governor of Maryland signed into law the Healthy Air Act, which requires more significant reductions in emissions of nitrogen oxide (“NOx”), SO2 and mercury than the recently finalized federal Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The Act also accelerates the timeframe for such reductions beyond what is required by CAIR and CAMR and eliminates the ability to use allowances to attain compliance for NOx, SO2 and mercury. The law requires that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) in 2007, subject to completion of a study of the costs and benefits of such participation. Participation in the RGGI would require reductions in carbon dioxide emissions beginning in 2009, but we can use allowances to attain compliance.

The Maryland Department of the Environment (the “MDE”) will be issuing the regulations that will implement the Healthy Air Act in several phases. The first phase of regulations has been proposed and addresses NOx, SO2 and mercury.

This legislation affects our Chalk Point, Dickerson and Morgantown facilities and we are currently assessing our options for compliance and their financial impacts. We may need to request additional time to comply, which is provided for in the legislation. Because the law limits our ability to use emissions allowances to comply, we will be required to increase substantially our capital expenditures in order to remediate our units. We anticipate that the capital expenditures required to achieve compliance will be approximately $1.3 billion to $1.5 billion in 2006 through 2009. We currently expect that cash flows from operations will be sufficient to fund these capital expenditures.

SO2 Emissions Reductions

On August 3, 2006, we announced a plan that will reduce SO2 emissions by as much as 95% at our Maryland power plants. We will install flue gas desulfurization (“FGD”) emissions controls at our three Maryland power plants: Chalk Point Generating Station located in Prince George’s County, Dickerson Generating Station located in Montgomery County, and Morgantown Generating Station located in Charles County. In addition, we will install a selective catalytic reduction (“SCR”) system at the Chalk Point facility that will further reduce NOx emissions by approximately 92%. Together, the FGDs and the SCR will reduce by approximately 90% the emissions of ionic mercury from the three power plants.

Clean Air Mercury Rule

The Environmental Protection Agency (the “EPA”) promulgated the CAMR on March 15, 2005, which utilizes a market-based cap and trade approach under Section 111 of the Federal Clean Air Act (the “Clean Air Act”). It requires emissions reductions in two phases, with the first phase going into effect in 2010 and the more stringent cap going into effect in 2018. In October 2005, the EPA issued a notice of proposed rulemaking to reconsider certain aspects of the CAMR. On May 31, 2006, the EPA took final action on petitions to reconsider two actions regarding the air pollutant mercury. The EPA was asked to regulate electric steam generating units under Section 112 of the Clean Air Act, which would have required each coal unit to apply control technology to reduce emissions from mercury and the cap-and-trade of mercury emissions would not have been allowed. Instead, the EPA determined that regulation under Section 112 of the Clean Air Act was not appropriate. This means the allowance trading program for mercury will stay intact. We will receive an allocation of mercury emissions allowances associated with our coal units nationwide and, unless there are state restrictions, under the federal program we will be allowed to use and trade those allowances. The EPA also made minor technical changes to the CAMR including a recalculation of mercury allocations for the State of Alaska, which resulted in a slight recalculation of allowances for each state.

Virginia Mercury Rule

On April 19, 2006, the Governor of Virginia signed into law HB 1055, an air emissions control law implementing generally the federal rules, CAIR and CAMR. However, the state law limits Mirant Potomac River generating station’s ability to fully utilize CAMR allowances to meet compliance obligations.

The state-specific mercury law restricts our ability to use allowances allocated to the Potomac River generating station for compliance purposes because the facility is located in a non-attainment region. The restriction specifically limits the use of allowances for compliance to credits, if any are available, allocated to Mirant’s Maryland facilities which are located within 200 km of Virginia’s border. Restrictions to the federal cap-and-trade programs reduce power plant flexibility in meeting compliance obligations. Potomac River generating station is not prohibited in selling allowances allocated under the CAMR; just in the use of showing compliance with the Virginia State law.

Faulkner Ash Storage Zoning Matter

On June 8, 2006, the Board of Zoning Appeals for Charles County, Maryland, ruled on Mirant MD Ash Management, LLC’s (“Mirant MD Ash Management”) application to extend the Special Exception for the Faulkner Ash Storage Site for an additional five years. The Board approved a three-year extension with new conditions. The new conditions include a requirement to reduce ash transported to and stored on the site by a minimum of 10% per year. Mirant MD Ash Management filed a Motion for the Reconsideration on June 23, 2006, which was denied by Order dated July 24, 2006. Mirant may appeal the Order. The Faulkner Ash Storage site serves the Morgantown generating facility. The economic impact of this requirement is not known at this time.

California Generation Facilities

On May 4, 2006, we filed a 90-day notice of our intent to shut down Pittsburg Unit 7 and Contra Costa Unit 6 with the California Public Utilities Commission and the California Independent System Operator (the “CAISO”) in accordance with California law and agreements governing operations with the CAISO. On August 1, 2006 we withdrew this notice, because we reached an agreement to sell approximately 2,000 MW of the output of the Pittsburg Unit 7 and the Contra Costa Unit 6 facilities to Pacific Gas & Electric Company (“PG&E”), as described below.

On July 28, 2006, we signed two tolling agreements with PG&E to provide electricity from our natural gas fired units at Pittsburg and Contra Costa, including Pittsburg Unit 7 and Contra Costa Unit 6. The agreements are for 100% of the capacity from these assets, approximately 2,000 MW. The contracts have varying tenors ranging from one to four years, beginning in 2007. We will receive monthly capacity payments with bonuses and/or penalties based on guaranteed heat rate and availability tolerances.

Sual Unit 2 Outage

Since July 12, 2006, we have had an unplanned outage of unit 2 of our Mirant Sual generation facility. We have not yet completed our estimate of the time and costs to repair but think it is likely that the cost to repair unit 2 will exceed our insurance deductible of $5 million. We continue to earn capacity fees during the outage because we have accumulated significant outage allowances under our energy conversion agreement. We do not expect that, after taking into account our outage allowances under our energy conversion agreement and our expected insurance proceeds, this outage will have a material impact Mirant’s consolidated results of operations or financial condition.

Critical Accounting Policies and Estimates

The accounting estimates described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•       the estimate requires significant assumptions; and

•       changes in the estimate could have a material effect on our consolidated results of operations or financial condition; or,

•       if different estimates that could have been selected had been used, there could be a material impact on our consolidated results of operations or financial condition.

We have discussed the selection and application of these accounting estimates with the Audit Committee of the Board of Directors and our independent auditors. It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions. The sections below contain information about our most critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop the estimates.

Revenue Recognition and Accounting for Energy Trading and Marketing Activities

Nature of Estimates Required.   We utilize two comprehensive accounting models in reporting our consolidated financial position and results of operations as required by accounting principles generally accepted in the United States of America (“GAAP”)—an accrual model and a fair value model. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model has historically been used to account for our generation revenue from the sale of energy and integrated utilities and also to account for distribution revenue from the sale and distribution of energy. We recognize revenue when earned and collection is probable as a result of electric power delivered to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO, based on member participation agreements, but without an underlying contractual commitment. ISO revenues and revenues for sales of energy based on economic-dispatch are recorded on the basis of megawatt hours (“MWh”) delivered, at the relevant day-ahead or real-time prices.

The fair value model has historically been used for derivative energy contracts that economically hedge our electricity generation assets and that engage in proprietary trading activities by our United States businesses. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques, valuation adjustments related to credit and liquidity and judgments related to the probability of completing forecasted transactions to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities in our consolidated balance sheets. Transactions that do not qualify for accounting under SFAS No. 133, either because they are not derivatives or because they qualify for a scope exception, are accounted for under accrual accounting as described above.

Key Assumptions and Approach Used.   Determining the fair value of derivatives involves significant estimates based largely on the mid-point of quoted prices in active markets. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Fair value estimates involve uncertainties and matters of significant judgment. Our modeling techniques for fair value estimation include assumptions for market prices, supply and demand market data, correlation and volatility. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.

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

Effect if Different Assumptions Used.   The amounts recorded as revenue change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS No. 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices. Due to the complexity of the models used to value the derivative instruments each period, a significant change in estimate could have a material impact on our results of operations and cash flows at the time contracts are ultimately settled. See Note D to our consolidated financial statements for further information on financial instruments related to energy trading and marketing activities.

For additional information regarding accounting for derivative instruments, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Long-Lived Assets

Estimated Useful Lives

Nature of Estimates Required.   The estimated useful lives of our long-lived assets are used to compute depreciation expense, determine the carrying value of asset retirement obligations, and estimate expected future cash flows attributable to an asset for the purposes of impairment testing. Estimated useful lives are based, in part, on the assumption that we provide an appropriate level of capital expenditures while the assets are still in operation. Without these continued capital expenditures, the useful lives of these assets could decrease significantly.

Key Assumptions and Approach Used.   Estimated useful lives are the mechanism by which we allocate the cost of long-lived assets over the asset’s service period. We perform depreciation studies periodically to update changes in estimated useful lives. The actual useful life of an asset could be impacted by changes in estimated or actual commodity prices, environmental regulations, various legal factors, competitive forces and our liquidity and ability to sustain required maintenance expenditures and satisfy asset retirement obligations. We use composite depreciation for groups of similar assets and establish an average useful life for each group of related assets.

Effect if Different Assumptions Used.   The determination of estimated useful lives is dependent on subjective factors such as expected market conditions, commodity prices and anticipated capital expenditures. Since composite depreciation is used, the actual useful life of a particular asset may differ materially from the useful life estimated for the related group of assets. In the event the useful lives of significant assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities recognized for future asset retirement obligations may be insufficient and impairments in the carrying value of tangible and intangible assets may result.

Asset Retirement Obligations

Nature of Estimates Required.   We account for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirements, an Interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. We have identified certain retirement obligations within our power generation operations in the United States. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, equipment on leased property and other environmental obligations related to the closing of ash disposal sites.

Key Assumptions and Approach Used.   The fair value of liabilities associated with asset retirement obligations is estimated by applying a present value calculation to current engineering cost estimates of satisfying the obligations. Significant inputs to the present value calculation include current cost estimates, estimated asset retirement dates and appropriate discount rates. Where appropriate, multiple cost and/or retirement scenarios have been probability weighted.

Effect if Different Assumptions Used.   We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. However, due to changes in inflation assumptions, interest rates and asset useful lives, actual future cash flows required to satisfy asset retirement obligations could differ materially from the current recorded liabilities.

Asset Impairments

Nature of Estimates Required.   We evaluate our long-lived assets, including goodwill and indefinite-lived intangible assets for impairment in accordance with applicable accounting guidance. Generally, an impairment occurs when the fair value of the asset or reporting unit is less than its carrying value. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

Long-Lived Assets.   SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-lived assets and definite-lived intangibles may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operations analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

Key Assumptions and Approach Used.   The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, when available. In the absence of quoted prices for identical or similar assets, fair value is estimated using various internal and external valuation methods. The determination of fair value requires management to apply judgment in estimating future energy prices, environmental and other maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

On July 11, 2006, we announced the commencement of auction processes to dispose of our Caribbean and Philippines businesses. The planned sales will result in the reclassification of the long-lived assets related to these businesses as held for sale beginning in the third quarter of 2006. We are currently seeking to sell the Caribbean and Philippines businesses in a single transaction for each business. However, if the operating companies and investments that comprise the Caribbean business are ultimately sold in separate transactions, some write-downs could result.

On August 9, 2006, we announced the planned sale of various U.S. gas fired assets. The U.S. assets to be sold are the following intermediate and peaking gas fired plants: Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex, representing a total of 3,504 MW. The planned sales will result in the reclassification of the long-lived assets related to these plants as held for sale beginning in the third quarter of 2006. Initial estimates indicate that for each of these plants an impairment loss will need to be recorded in the third quarter to reduce the carrying value of these plants to the fair value less costs to sell. While the amount of the impairment loss has not yet been determined, we currently estimate the total impairment loss for these six plants will range from $500 million to $700 million and will be reflected as a loss from discontinued operations in our condensed consolidated statements of operations for the third quarter of 2006.

Effect if Different Assumptions Used.   The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions are used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations.

Goodwill and Indefinite-Lived Intangible Assets

For the purposes of evaluating our goodwill and intangible assets for impairment, our reporting units are the United States, Philippines and Caribbean. These evaluations of goodwill and indefinite-lived intangibles are conducted at least annually and periodically if indicators of impairment are present in accordance with SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”). The results of our impairment testing may be impacted by a significant adverse change in the extent or manner in which an reporting unit’s assets are being used, a significant adverse change in legal factors or in the business climate that could affect the value of a reporting unit, as well as other economic or operational analyses. If the carrying amount of the reporting unit is not recoverable, an impairment charge is recorded. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the fair value of the reporting unit goodwill and its carrying value. We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill. As of June 30, 2006, the only remaining goodwill on our consolidated balance sheets is $5 million related to the Caribbean reporting unit. On July 11, 2006, we announced the commencement of auction processes to dispose of our Caribbean business.

Equity Method Investments

Investments accounted for by the equity method are reviewed for impairment in accordance with Accounting Principles Board Opinion 18 (“APB 18”), which requires that a loss in value of an investment that is other than a temporary decline should be recognized. We identify and measure other than temporary losses in the value of equity investments based upon a comparison of fair value to carrying value.

Stock-Based Compensation

Nature of Estimates Required.   We account for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We consider the assumptions inherent in our valuation and calculation of compensation expense critical to the financial statements because the underlying assumptions are subject to significant judgment and the resulting compensation expense is a new item and material to our results of operations.

Assumptions and Approach Used.   The Black-Scholes option-pricing model was used to measure the grant-date fair value of the stock options. The Black-Scholes model requires certain assumptions concerning implied volatility, dividend yield, expected term, and grant price. These assumptions have a significant impact on the option’s fair value. The expected term and expected volatility often have the most impact on the fair value of the option. The inputs to the Black-Scholes model that we used for the six months ended June 30, 2006, are detailed below:

	Range	Weighted Average
Implied volatility	34 - 37%	34.57%
Expected dividends	0%	0%
Expected term	5.2 - 6 years	5.77 years
Risk-free rate	4.30 - 5.08%	4.45%

Pursuant to the Plan, all shares of Mirant’s old common stock were cancelled, and shares of Mirant’s new common stock were issued. As a result of the lack of historical information related to the volatility of Mirant’s new common stock, we used the implied volatility approach from peer companies. Additionally, we assumed there would be no dividends paid over the five-to-six year expected term of the awards. Due to the lack of exercise history, we have used the Simplified Method for estimating expected term in accordance with SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The grant price used in the Black-Scholes option pricing model is the New York Stock Exchange closing price of our common stock on the day prior to the grant date of the award. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

We have determined that all of the awards granted in 2006 qualify for equity accounting treatment under SFAS 123R. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement. Compensation cost has been adjusted for an estimated forfeiture rate of 3%. As we accumulate participant history, the forfeiture rate will be adjusted for actual forfeitures. During the six months ended June 30, 2006, we recognized approximately $8 million of compensation expense and the expense for the remainder of 2006 is expected to be approximately $9 million.

Effect if Different Assumptions Used.   As a result of the uncertainty, complexity and judgment involved in the valuation of stock options, the assumptions related to share-based payment accounting could result in material changes to our financial statements if different assumptions are used. Compensation expense recognized for stock options would differ to the extent other assumptions were used in the valuation of options. Generally, as the expected term, expected volatility and risk-free rate increase, the option’s fair value increases due to greater upside potential of the stock. However, as the expected dividend yield increases, the option’s fair value may decrease as option holders typically do not receive dividends.

See Note F to our consolidated financial statements for further information on stock-based compensation.

Income Taxes

Nature of Estimates Required.   We currently record a tax provision for foreign income taxes and federal alternative minimum tax as appropriate, but record no tax benefit for losses for federal and state income tax purposes in the United States as well as certain foreign losses. We recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of our deferred tax assets, we consider whether it is likely that some portion or all of the deferred tax assets will be realized.

Key Assumptions and Approach Used.   The determination of a valuation allowance requires significant judgment as to the generation of future taxable income during future periods for which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Additionally, we have contingent liabilities related to tax uncertainties arising in the ordinary course of business. We periodically assess our contingent liabilities in connection with these uncertainties based on the latest information available. For those uncertainties where it is probable that a loss has occurred and the loss or range of loss can be reasonably estimated, a liability is recognized in the financial statements. The recognition of contingent losses for tax uncertainties requires management to make significant assumptions about the expected outcomes of certain tax contingencies. See Note A to our consolidated financial statements for further information on FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”).

Effect if Different Assumptions Used.   The ultimate utilization of our remaining net operating losses (“NOLs”) will depend on several factors, including our future financial performance and certain tax elections. Specifically, our utilization of NOLs will be impacted by whether we elect NOL treatment under Internal Revenue Code Section (“§”) 382(l)(5) or § 382(l)(6). Under § 382(l)(5), we would have unlimited use of our NOLs as long as there is not a change of ownership (broadly defined as 50 percent change of five percent shareholders) within two years of emergence from bankruptcy. The § 382(l)(5) election would require us to reduce our NOLs to approximately $2.6 billion from $3.7 billion due to interest accrued on debt settled with stock for the three years prior to emergence. Under § 382(l)(6), we would be subject to an annual limitation on use of NOLs. We will make the § 382(l)(5) or § 382(l)(6) election in our 2006 annual tax return filed in 2007.

We continue to be under audit for multiple years by taxing authorities in various jurisdictions. Considerable judgment is required to determine the tax treatment of particular items that involves interpretations of complex tax laws. A tax liability has been recorded for certain filing positions with respect to which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and it can take many years between the time liability is recorded and the related filing position is no longer subject to question.

Loss Contingencies

Nature of Estimates Required.   We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows. We currently have loss contingencies related to litigation, environmental matters, tax matters and others.

Key Assumptions and Approach Used.   The determination of a loss contingency requires significant judgment as to the expected outcome of each contingency in future periods. In making the determination as to potential losses and probability of loss, we consider all available positive and negative evidence including the expected outcome of potential litigation. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. In our evaluation of legal matters, management holds discussions with applicable legal counsel and relies on analysis of case law and legal precedents.

Effect if Different Assumptions Used.   Revisions in our estimates of potential liabilities could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2006. Based upon this assessment, our management concluded that, as of June 30, 2006, the design and operation of these disclosure controls and procedures were effective.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan of Reorganization (the “Plan”) that became effective for Mirant and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. The Company will continue to monitor its obligations as the disputed claims are resolved. If Mirant is required to issue additional shares of common stock to satisfy unresolved claims, certain parties who under the Plan received common stock and warrants also are entitled to receive additional shares of common stock to avoid dilution of their distributions under the Plan.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and Pepco entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including Pepco’s long-term PPA with-Panda-Brandywine L.P. (“Panda”), under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back

Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power. As of June 30, 2006, the fair value of the Back-to-Back Agreement recorded in price risk management liabilities in Mirant’s consolidated balance sheet totaled $427 million, of which $32 million is classified as current.

Pepco Contract Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”). If the Mirant Debtors succeed in rejecting the Back-to-Back Agreement, Mirant would have no further obligations with respect to that agreement and Pepco would receive a claim in the bankruptcy proceedings for its resulting damages. On December 9, 2004, the United States District Court for the Northern District of Texas held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The Mirant Debtors appealed that decision to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On July 19, 2006, the Fifth Circuit affirmed the district court’s December 9, 2004, decision, concluding that the Back-to-Back Agreement and other agreements executed under the terms of the APSA, constituted a single agreement and that the Back-to-Back Agreement could not be separately rejected. The Mirant Debtors are considering whether to seek rehearing by the Fifth Circuit or to seek review of that decision by the United States Supreme Court.

On January 21, 2005, the Mirant Debtors filed a separate motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and Pepco under the terms of the APSA (the “Second Rejection Motion”). On August 16, 2005, the district court informally stayed the Second Rejection Motion pending rulings by the Fifth Circuit on the Mirant Debtors’ appeals from the district court’s December 9, 2004, decision denying the First Rejection Motion.

On December 1, 2005, the Mirant Debtors filed a complaint with the Bankruptcy Court seeking to recharacterize the Back-to-Back Agreement as a debt obligation arising prior to the filing of the Chapter 11 proceedings (the “Recharacterization Complaint”). The complaint seeks the recovery of all payments made to Pepco under the Back-to-Back Agreement since the filing of the Chapter 11 proceedings. If the Mirant Debtors succeed the Recharacterization Complaint, Pepco would receive a claim in the bankruptcy proceedings for the amount of any payments recovered-by the Mirant Debtors and for the amount owed under the Back-to-Back Agreement for its remaining term. The Recharacterization Complaint remains pending in the Bankruptcy Court.

Pending a final determination of the Mirant Debtors’ ability to reject the APSA, the Back-to-Back Agreement, and certain other agreements with Pepco-and the resolution of the Recharacterization Complaint, the Plan provides that the Mirant Debtors’ obligations under the APSA and the Back-to-Back Agreement-are interim obligations of Mirant Power Purchase, LLC (“Mirant Power Purchase”) and are unconditionally guaranteed by Mirant. If the Mirant Debtors succeed in rejecting or recharacterizing any of these agreements, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and Pepco would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. Pepco’s damages claim would then be satisfied pursuant to the terms of the Plan. See Chapter 11 Proceedings above for further discussion of the treatment under the Plan of unresolved claims in the Chapter 11 proceedings.

If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it will result in the dismissal of all pending litigation between Mirant and Pepco related to the APSA and the Back-to-Back Agreement. Under the settlement, the APSA will be assumed and performed by Mirant Power Purchase. The Back-to-Back Agreement will be rejected and terminated as of May 31, 2006, allowing Mirant to avoid the expected cost of the Back-to-Back Agreement through its stated expiration in 2021. Under certain conditions described below in Proposed Pepco Settlement, however, the settlement allows Mirant to assume and continue to perform, rather than reject, the Back-to-Back Agreement, thereby reducing the claim received by Pepco under the settlement and the cash that would have to be paid by Mirant to Pepco to satisfy that claim.

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic assets from Pepco in December 2000, Mirant also entered into an agreement with Pepco that, as subsequently modified, provided that the price paid by Mirant for those assets would be adjusted if by April 8, 2005, a binding court order had been entered finding that the Back-to-Back Agreement violated the Panda PPA as a prohibited assignment, transfer or delegation of the Panda PPA or because it caused a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting Pepco from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by Pepco to Mirant under the Back-to-Back Agreement did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by Pepco to Mirant was unreasonable and violated the Panda PPA. The Company’s view is that the June 10, 2003, decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and Pepco. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and Pepco provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate Pepco for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it would result in the termination of any potential adjustment to the price paid by Mirant for its December 2000 acquisition of the Pepco assets related to the Panda PPA with no amount being owed.

Pepco Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries filed a lawsuit against Pepco before the Bankruptcy Court asserting that Mirant did not receive fair value in return for the purchase price paid for the Pepco assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The suit seeks damages for fraudulent transfer under 11 U.S.C. §§ 544 and 550 and applicable state law and disallowance of claims filed by Pepco in the Chapter 11 proceedings. On November 3, 2005, the district court granted a motion filed by Pepco asking that the suit be heard by the district court rather than the Bankruptcy Court. If the proposed settlement between Mirant-and-Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it would result in the release by Mirant and its subsidiaries of all claims asserted against Pepco in the suit filed July 13, 2005.

Proposed Pepco Settlement.   On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant, and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between

Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005 that are described above in Pepco Avoidance Action. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it by the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. If an appeal is filed from an order by the Bankruptcy Court approving the Settlement Agreement, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River, LLC (“Mirant Potomac River”) that are discussed below in Pepco Assertion of Breach of Local Area Support Agreement.

Upon the final distribution of the shares to Pepco, Mirant expects to recognize a gain as a result of the rejection of the Back-to-Back Agreement. The amount of the gain will reflect the recorded price risk management liabilities for the Back-to-Back Agreement in the consolidated balance sheet at that date reduced by the amount of cash required to be paid by Mirant in order for Pepco to receive the $520 million required under the Settlement Agreement. Thus, until the final distribution of the shares to Pepco, the amount of the estimated gain is impacted by changes in the fair value of the Back-to-Back Agreement, the number of common shares distributed to Pepco and the proceeds received by Pepco from its liquidation of the common shares.

California and Western Power Markets

California Rate Payer Litigation.   On April 14, 2006, the California Court of Appeal dismissed the appeal of the six consolidated suits as to the remaining Mirant defendants pursuant to the stipulation of the plaintiffs and the Mirant defendants and remanded the suits to the superior court. On May 9, 2006, the California state court dismissed the suits with respect to the remaining Mirant defendants.

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (the “DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. On June 19, 2006, two former employees of Mirant pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. The DOJ could decide that further action against the Company is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and the Company could agree to a disposition that might involve undertakings or a fine. The Company’s current assessment is that the amount of any such fine would not be material. The Company has cooperated fully with the DOJ and intends to continue to do so.

Department of Labor Inquiries.   On May 30, 2006, the Department of Labor DOL advised Mirant by letter that it had concluded its investigation and did not contemplate any further action.

Environmental Matters

Comer, et al. v. Murphy Oil, U.S.A., et al.   On April 18, 2006, the plaintiffs in a proposed class action lawsuit filed in Mississippi seeking damages from a variety of parties that allegedly contribute to global warming filed a third amended complaint that, among other things, added a number of defendants, including Mirant Corporation. The suit, Comer, et al. v. Murphy Oil, U.S.A. et al., is pending in the United States District Court for the Southern District of Mississippi.

Other defendants in the suit include various oil companies, coal companies, chemical companies and other owners of electric generating facilities. The plaintiffs seek certification of a class that consists of residents and property owners in Mississippi who suffered loss and harm as a result of Hurricane Katrina. The complaint alleges that the defendants’ activities in producing and combusting coal and other carbon-based fuels resulted in the emission of greenhouse gasses that caused significant climate change and increased the frequency and intensity of hurricanes, including Hurricane Katrina. The plaintiffs assert that the defendants knowingly engaged in activities that cause greenhouse warming and have taken no action to utilize currently available mitigation techniques. They assert claims based upon nuisance, trespass, negligence, and fraudulent misrepresentation and concealment. The suit seeks damages for loss of property, personal injury, and damage to property, as well as punitive damages. On June 16, 2006, the plaintiffs filed a motion to dismiss with prejudice the claims asserted against Mirant Corporation in light of the discharge of claims against Mirant Corporation that resulted from the Plan becoming effective on January 3, 2006.

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

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy

Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington D.C. are out of service; (ii) requires the operation of trona injection units to help reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Additional precautions such as an alarm system and the installation of a total of six ambient SO2 monitors in various sites near the facility by July 31, 2006, will signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. On July 27, 2006, Mirant Potomac River sent a letter to the EPA to request an extension of ten business days to install the sixth ambient SO2 monitor. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and, depending on weather conditions, has been able to operate all five units of the facility under the ACO.

Notice of Intent to Sue Regarding Chalk Point Emissions.   Mirant and Mirant Mid-Atlantic have received a letter dated June 15, 2006, from four environmental advocacy organizations providing notice that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits imposed by the permits for Chalk Point Unit 3 and Unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicates that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction baring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan.

Morgantown Emissions Observation NOV.   On June 30, 2006, the MDE issued an NOV to Mirant Mid-Atlantic indicating that it had failed to comply with the air permit for the Morgantown facility by operating the combustion turbines at the facility for more than 168 hours without performing an EPA Reference Method 9 observation of stack emissions for an 18-minute period. The NOV did not seek a specific penalty amount but noted that the violation identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day.

Morgantown SO2 Exceedances.   Mirant Mid-Atlantic has received an NOV dated March 8, 2006, asserting that on three days in June 2005 and January 2006, the Morgantown facility exceeded SO2 emission limitations specified in its air permit. The NOV indicates that on two of those days the SO2 emission limitation was exceeded by two different units of the Morgantown facility each day. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day.

Mirant Lovett Coal Ash Management Facility.   On July 8, 2004, the New York State Department of Environmental Conservation (“NYSDEC”) issued an NOV for improper closure of the coal ash management facility (“CAMF”) at the Lovett plant. On June 1, 2006, the NYSDEC and Mirant Lovett, LLC (“Mirant Lovett”) entered into an Order on Consent that will resolve the NOV. The Order on Consent requires the approval of the Bankruptcy Court in order to become effective. It provides for payment by Mirant Lovett of a penalty of $20,000, with $5,000 to be paid within thirty days of obtaining the Bankruptcy Court’s approval of the Order on Consent, and the remaining $15,000 to be suspended provided Mirant Lovett completes certain remedial actions specified in the Order on Consent. The Bankruptcy Court approved the Order on Consent on July 12, 2006.

Mirant Bowline Oil Storage NOV.   On January 4, 2006, the NYSDEC issued an NOV asserting various violations of regulations relating to a major oil storage facility, secondary containment, compliance report, underground storage tanks and a small oil storage facility at the Bowline plant. The NOV identified issues with labeling, maintenance and monitoring procedures and leak detection. The NOV did not seek a specific penalty amount but noted that the violations identified could each subject Mirant Bowline, LLC (“Mirant Bowline”) to a civil penalty of up to $37,500 per day. On July 20, 2006, the NYSDEC and Mirant Bowline executed a Consent Order resolving the NOV that requires Mirant Bowline to pay a civil penalty of $20,000 within sixty days of approval of the Bankruptcy Court. The Bankruptcy Court approved the Consent Order on August 1, 2006.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.       Risk Factors

There have been no material changes in risk factors since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.                 Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Tuesday, May 9, 2006, in Atlanta, Georgia. The following matters were submitted to a vote of the Company’s stockholders:

(1)         Election of the following persons as directors for a one-year term expiring in 2006:

	VOTES	VOTES
	FOR	WITHHELD
Thomas W. Cason	182,032,974	51,636
A.D. (Pete) Correll	182,027,196	57,414
Terry G. Dallas	182,026,963	57,647
Thomas H. Johnson	182,026,025	58,585
John T. Miller	182,027,981	56,629
Edward R. Muller	182,029,514	55,096
Robert C. Murray	181,306,713	777,897
John M. Quain	182,027,772	56,838
William L. Thacker	182,027,571	57,039

(2)         Ratification of the appointment of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
182,033,546	28,557	22,507

Item 6.                 Exhibits

(a)   Exhibits.

Exhibit No.		Exhibit Name
2.1	*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (Designated on Form 8-K filed December 15, 2005 as Exhibit 2.1)
3.1	*	Amended and Restated Certificate of Incorporation of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.1)
3.2	*	Amended and Restated Bylaws of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.2)
10.1	*	Mirant Corporation 2006 Non-Employee Director Compensation Plan (Designated on Form 8-K filed May 8, 2006 as Exhibit 10.1)
10.2	*	Settlement Agreement and Release between Registrant and Pepco (Designated on Form 8-K filed May 30, 2006 as Exhibit 10.1)
10.3		Amendment to Employment Agreement between Registrant and William von Blasingame
10.4		Mirant Corporation Change in Control Severance Plan
31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*     Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2006.

MIRANT CORPORATION
By:	/s/ THOMAS LEGRO
Thomas Legro
Senior Vice President and Controller (Principal Accounting Officer)