Form 10-Q
period 2006-09-30
MIRANT CORP
filed 2006-11-09
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Nonaccelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at October 31, 2006, was 255,985,395.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms, or other comparable terminology.

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

•                    our ability to divest all of our non-U.S. businesses, which are located in the Philippines and the Caribbean, and certain of our U.S. intermediate and peaking natural gas-fired assets at prices and on terms that we would be willing to accept, as well as any adverse impact on our credit ratings that may result from such sales;

•                    changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

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

•                    our ability to obtain adequate supply and delivery of fuel for our facilities;

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

•                    price mitigation strategies employed by independent system operators (“ISOs”) or regional transmission organizations (“RTOs”) that reduce our revenue and may result in a failure to compensate our generation units adequately for all of their costs;

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

•                    factors that affect our international operations, such as political instability, local security concerns, tax increases, expropriation of property, cancellation of contract rights and environmental regulations;

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

•                    restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant North America, LLC (“Mirant North America”) contained in its financing agreements and restrictions on Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) contained in its leveraged lease financing agreements;

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

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2005 Annual Report on Form 10-K.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant” refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise. Also, as used in this report “we,” “us,” “our,” the “Company” and “Mirant” refer to old Mirant prior to January 3, 2006, and to new Mirant on or after January 3, 2006, as further discussed in Note A to the condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Operating revenues	$970	$412	$2,553	$1,535
Cost of fuel, electricity and other products	353	513	920	1,216
Gross Margin	617	(101)	1,633	319
Operating Expenses:
Operations and maintenance	184	170	546	513
Depreciation and amortization	35	33	103	100
Impairment losses	120	2	120	9
Loss (gain) on sales of assets, net	(3)	2	(49)	29
Total operating expenses	336	207	720	651
Operating Income (Loss)	281	(308)	913	(332)
Other Expense (Income), net:
Interest expense	69	1,172	212	1,181
Interest income	(21)	(4)	(58)	(6)
Other, net	(14)	—	(17)	10
Total other expense, net	34	1,168	137	1,185
Income (Loss) From Continuing Operations Before Reorganization Items and Income Taxes	247	(1,476)	776	(1,517)
Reorganization items, net	—	83	—	115
Provision (benefit) for income taxes	—	—	2	(28)
Income (Loss) From Continuing Operations	247	(1,559)	774	(1,604)
Income (Loss) From Discontinued Operations, net	(273)	44	(234)	90
Net Income (Loss)	$(26)	$(1,515)	$540	$(1,514)
Basic Earnings Per Share (“EPS”):
Basic EPS from continuing operations	$0.86		$2.62
Basic EPS from discontinued operations	(0.95)		(0.79)
Basic EPS	$(0.09)		$1.83
Diluted EPS:
Diluted EPS from continuing operations	$0.83		$2.54
Diluted EPS from discontinued operations	(0.92)		(0.77)
Diluted EPS	$(0.09)		$1.77
Average shares outstanding	286		295
Effect of dilutive securities	12		10
Average shares outstanding assuming dilution	298		305

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2006	At December 31, 2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,008	$1,068
Funds on deposit	370	1,542
Receivables, net	307	589
Price risk management assets	788	602
Inventories	290	275
Prepaid expenses	130	142
Investment in securities available for sale	38	30
Assets held for sale	5,126	5,584
Total current assets	8,057	9,832
Property, Plant and Equipment, net	2,230	2,328
Noncurrent Assets:
Intangible assets, net	218	225
Price risk management assets	185	115
Deferred income taxes	353	132
Other	354	280
Total noncurrent assets	1,110	752
Total assets	$11,397	$12,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$91	$3
Claims payable and estimated claims accrual	148	1,903
Accounts payable and accrued liabilities	469	582
Price risk management liabilities	492	849
Liabilities held for sale	2,527	2,075
Deferred income taxes	353	132
Accrued taxes and other	243	202
Total current liabilities	4,323	5,746
Noncurrent Liabilities:
Long-term debt	3,186	2,579
Price risk management liabilities	433	458
Asset retirement obligations	40	34
Other	204	221
Total noncurrent liabilities	3,863	3,292
Liabilities Subject to Compromise	18	18
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, issued 0 shares at September 30, 2006 and December 31, 2005	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 300,162,718 and 300,000,000 at September 30, 2006 and December 31, 2005, respectively, and outstanding 257,160,008 shares and 300,000,000 at September 30, 2006 and December 31, 2005, respectively	3	3
Treasury stock, at cost, 43,000,000 shares and 0 shares at September 30, 2006 and December 31, 2005, respectively	(1,228)	—
Additional paid-in capital	11,311	11,298
Accumulated deficit	(6,922)	(7,462)
Accumulated other comprehensive income	29	17
Total stockholders’ equity	3,193	3,856
Total liabilities and stockholders’ equity	$11,397	$12,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income
	(in millions)
Balance, December 31, 2005	$3	$—	$11,298	$(7,462)	$17
Net income	—	—	—	540	—
Stock repurchase	—	(1,228)	—	—	—
Stock-based compensation	—	—	12	—	—
Exercise of warrants	—	—	1	—	—
Other comprehensive income	—	—	—	—	12
Balance, September 30, 2006	$3	$(1,228)	$11,311	$(6,922)	$29

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months
	Ended September 30,
	2006	2005
	(in millions)
Net Income (Loss)	$540	$(1,514)
Other comprehensive income, net of tax
Cumulative translation adjustment	3	14
Unrealized gains on available-for-sale securities	9	—
Other comprehensive income, net of tax	12	14
Total Comprehensive Income (Loss)	$552	$(1,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended September 30,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$540	$(1,514)
Income (loss) from discontinued operations	(234)	90
Income (loss) from continuing operations	774	(1,604)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	111	107
Impairment charges	120	9
Non-cash post-petition interest expense	—	1,168
Loss (gain) on sales of assets and investments	(64)	28
Non-cash charges for reorganization items	—	20
Price risk management activities, net	(638)	401
Deferred income taxes	—	(13)
Other, net	9	7
Changes in operating assets and liabilities:
Receivables, net	375	(276)
Other current assets	245	(491)
Other assets	(69)	7
Accounts payable and accrued liabilities	(124)	(10)
Settlement of claims payable	(765)	—
Taxes accrued	48	64
Other liabilities	(11)	12
Total adjustments	(763)	1,033
Net cash provided by (used in) operating activities of continuing operations	11	(571)
Net cash provided by operating activities of discontinued operations	263	297
Net cash provided by (used in) operating activities	274	(274)
Cash Flows from Investing Activities:
Capital expenditures	(98)	(83)
Proceeds from the sales of assets and other	81	95
Net cash provided by (used in) investing activities of continuing operations	(17)	12
Net cash provided by (used in) investing activities of discontinued operations	(123)	29
Net cash provided by (used in) investing activities	(140)	41
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,016	100
Repayment of long-term debt	(472)	(1)
Settlement of debt under the Plan	(990)	—
Debt issuance cost	(51)	—
Proceeds from the exercise of warrants	1	—
Purchase of treasury stock	(1,228)	—
Net cash provided by (used in) financing activities of continuing operations	(724)	99
Net cash provided by (used in) financing activities of discontinued operations.	259	(120)
Net cash used in financing activities	(465)	(21)
Net Decrease in Cash and Cash Equivalents	(331)	(254)
Cash and Cash Equivalents, beginning of period	1,068	1,003
Plus: Cash and Cash Equivalents included in assets held for sale at beginning of year	483	481
Less: Cash and Cash Equivalents included in assets held for sale at end of year	(212)	(575)
Cash and Cash Equivalents, end of period	$1,008	$655
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$227	$102
Cash paid for income taxes	$174	$43
Cash paid for claims and professional fees from bankruptcy	$1,843	$115

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

Overview

Mirant Corporation and its subsidiaries (collectively, “Mirant” or the “Company”) generate revenues primarily through the production of electricity in the United States, the Philippines and the Caribbean. As of September 30, 2006, the Company owned or leased approximately 17,400 megawatts (“MW”) of electric generating capacity. In the third quarter of 2006, the Company announced the commencement of auction processes to sell its Philippine (2,203 MW) and Caribbean (1,050 MW) businesses and certain of its U.S. natural gas-fired assets (3,508 MW). See Note B for additional information regarding the treatment of these businesses and assets as discontinued operations as a result of this decision. Mirant’s continuing operations of approximately 10,700 MW consist of the ownership, long-term lease and operation of power generation facilities located in highly concentrated markets in the Mid-Atlantic and Northeast regions of the United States and in California and energy trading and marketing operations in Atlanta.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries as well as variable interest entities in which Mirant has an interest and is the primary beneficiary. The financial statements have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Jointly owned affiliates which Mirant does not control, as well as interests in variable interest entities in which Mirant is not the primary beneficiary, also are accounted for using the equity method of accounting.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. All amounts are presented in U.S. dollars unless otherwise noted. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations of the Company’s businesses and assets to be disposed of have been reclassified to discontinued operations and the associated assets and liabilities have been reclassified to assets and liabilities held for sale for all periods presented. See Note B for additional information regarding discontinued operations. In addition, the accompanying unaudited condensed consolidated statements of cash flows present the cash flows from discontinued operations in each of the three major categories (operating, investing and financing activities). The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2005, was revised during 2006, to conform to this presentation.

Impairment of Long-Lived Assets

Mirant evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with SFAS No. 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the discounted future cash flows of the asset. Assets to be disposed of are presented separately in the accompanying condensed consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the accompanying condensed consolidated balance sheets. See Note C for information on impairment charges the Company recognized in the third quarter of 2006.

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R,“Share-Based Payment” (“SFAS No. 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Mirant adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective transition method. All awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R, with no restatement of prior periods.

Under the modified prospective transition method, a company is required to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the Company had originally estimated for purposes of preparing its SFAS No. 123 pro forma disclosures. Mirant’s unvested awards of stock-based compensation at December 31, 2005, were cancelled pursuant to the Plan. Therefore, there was no cumulative effect recognized upon adoption of SFAS No. 123R. Pre-tax expense related to stock-based compensation was approximately $4 million and $12 million for the three and nine months ended September 30, 2006, respectively. See Note H for additional information on the Company’s stock-based compensation.

In September 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for certain purchases and sales of inventory with the same counterparty as a single transaction. The Company adopted EITF 04-13 on April 1, 2006. The application of EITF 04-13 has not had a material impact on Mirant’s statement of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) No. 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46 (Revised December 2003), “ Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests in the entity and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning with the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company adopted FSP FIN 46R-6 on July 1, 2006, on a prospective basis. Upon adoption there was no material impact on the Company’s statements of operations, financial position or cash flows.

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

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. Upon initial adoption, the provisions of FIN 48 will be applied to all tax positions. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company has not yet determined the impact of FIN 48 on its statements of operations, financial position or cash flows.

On June 28, 2006, the FASB ratified the EITF’s consensus reached on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company will adopt EITF 06-3 on January 1, 2007. The adoption of EITF 06-3 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

On July 13, 2006, the FASB finalized FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”), which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. The Company will adopt FSP FAS 13-2 on January 1, 2007. The Company has not yet determined the impact of FSP FAS 13-2 on its statements of operations, financial position or cash flows.

On September 8, 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 permits the following methods for accounting for major maintenance activities: direct expense, built-in overhaul and deferral. It specifically prohibits accruing in advance for major maintenance. The guidance in FSP AUG AIR-1 is to be applied to the first fiscal year beginning after December 15, 2006. The Company will adopt FSP AUG AIR-1 on January 1, 2007. The adoption of FSP AUG AIR-1 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows given that the Company currently uses the deferral method of accounting for major maintenance activities.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff thinks that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008. At the date of adoption, the Company will evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB. The Company has not yet determined the impact of SFAS No. 157 on its statements of operations, financial position or cash flows.

On September 29, 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently assessing the impact that SFAS No. 158 will have on our consolidated financial statements. Based on the funded status of our defined benefit pension plans as of December 31, 2005, we would recognize an increase in other noncurrent liabilities of $90 million related to our underfunded domestic defined benefit pension plans. The Company would also recognize an increase in noncurrent assets of $68 million related to the defined benefit pension plans of its foreign subsidiaries. The net amount of $32 million would be reflected as an adjustment to other comprehensive income. The Company will determine the final impact of adoption in the fourth quarter of 2006 after it receives its 2006 actuarial report. The Company does not expect the adoption of SFAS No. 158 on December 31, 2006, to have a material impact on its statements of operations and cash flows.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company currently uses a September 30 measurement date each year and will transition to a fiscal year-end measurement date by December 31, 2008.

B. Dispositions

Assets and Liabilities Held for Sale

Assets and liabilities held for sale includes discontinued operations and other assets that the Company expects to dispose of in the next year. In the third quarter of 2006, Mirant commenced auction processes to sell the Philippine and Caribbean businesses and six natural gas-fired intermediate and peaking plants comprised of Mirant Zeeland, LLC (“Zeeland”) (837 MW facility), West Georgia Generating Company, LLC (“West Georgia”) (605 MW facility), Shady Hills Power Company, LLC (“Shady Hills”) (468 MW facility), Mirant Sugar Creek, LLC (“Sugar Creek”) (535 MW facility), Mirant Texas, LP (“Bosque”) (536 MW facility) and Mirant Las Vegas, LLC (“Apex”) (527 MW facility), representing a total of 3,508 MW. The sales are expected to be complete by mid-2007. The associated assets and liabilities have been reclassified to assets and liabilities held for sale in the condensed consolidated balance sheets.

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at September 30, 2006 and December 31, 2005 (in millions):

	At September 30, 2006	At December 31, 2005
Current Assets:
Cash and Cash Equivalents	$212	$483
Funds on Deposit	134	187
Other Current Assets	587	502
Total Current Assets	933	1,172
Property, Plant and Equipment, net	3,417	3,687
Noncurrent Assets:
Investments	221	227
Other Noncurrent Assets	555	498
Total Noncurrent Assets	776	725
Total Assets	$5,126	$5,584
Current Liabilities:
Short-term Debt	$30	$32
Current Portion of Long-Term Debt	154	391
Other current liabilities	386	282
Total current liabilities	570	705
Noncurrent Liabilities:
Long-Term Debt	1,198	728
Other Noncurrent Liabilities	759	642
Total Noncurrent Liabilities	1,957	1,370
Total Liabilities	$2,527	$2,075

Assets held for sale at September 30, 2006, consisted of the planned dispositions discussed above. Assets held for sale at December 31, 2005, consisted of the planned dispositions discussed above plus $11 million related to the Mirant Service Center and the Wichita Falls facility. The sale of both facilities closed in the second quarter of 2006, and the Company recognized a gain of approximately $6 million on the sale of the Mirant Service Center.

Variable Interest Entities

The Company has held a minority equity interest in Ilijan, a non-consolidated variable interest entity (“VIE”), since July 2000. The non-consolidated VIE primarily holds an interest in a generation facility and has total assets of approximately $122 million at September 30, 2006. It is the Company’s view that its maximum exposure to loss associated with its interest in the non-consolidated VIE is the Company’s carrying value of its investment in the VIE at September 30, 2006, of approximately $59 million. The Company’s investment in Ilijan is included in the Philippine business, which is in the process of being sold.

Jamaica Public Service Company Limited, an 80% owned subsidiary of the Company, purchases power under power purchase agreements ("PPAs"), including PPAs with Jamaica Private Power Company Limited (“JPPC”) and Jamaica Energy Partners (“JEP”). The sole purpose of JPPC and JEP is to generate power to be sold to Jamaica Public Service Company Limited. The Company has no voting interest in either JPPC or JEP. JPPC owns a 60 MW power facility and sells electricity to Jamaica Public Service Company Limited under a PPA through August 2016. JEP owns a 119 MW floating power facility and sells electricity to Jamaica Public Service Company Limited under a PPA through February 2026. The Company had accounted for the PPA with JPPC as a capital lease since its March 2001 acquisition of Jamaica Public Service Company Limited. The Company had

accounted for the PPA with JEP as a capital lease since its March 2006 amendment of the lease and as an operating lease prior to that amendment

During the third quarter of 2006, the Company reevaluated its PPAs with JPPC and JEP based on evolving interpretations of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", as amended. As a result of this reevaluation, the Company now consolidates JPPC and JEP because they are determined to be VIEs, whereby the Company is considered the primary beneficiary. JPPC and JEP have total assets of $120 million and $141 million, respectively, at September 30, 2006. As a result of the consolidation of JPPC and JEP, the Company recorded an increase in assets held for sale of $88 million and an increase in liabilities held for sale of $88 million. The Company reviewed the impact of consolidation of JPPC and JEP as of December 31, 2005, and prior interim periods and determined that it did not have a material impact on the Company's financial position, statements of operations, and cash flows.

Long-Term Debt

Long-term debt recorded in liabilities held for sale at September 30, 2006 and December 31, 2005, is as follows (in millions):

	At September 30, 2006	At December 31, 2005	Interest Rate	Secured/ Unsecured
Long-term Debt:
Mirant North America:
Mirant Zeeland capital lease, due 2006 to 2012	$12	$11	9.5%	—
Other:
Mirant Sweden International AB (publ), due 2007 to 2012	700	—	LIBOR + 2.25%	Secured
Mirant Pagbilao project loan, due 2006 to 2007	—	99	LIBOR + 2.15% to 10.25%	Secured
Mirant Sual project loan, due 2006 to 2012	—	452	5.95% to 10.56%	Secured
Jamaica Public Service Company Limited, due 2006 to 2030	373	230	7.00% to LIBOR + 7.5%	Secured/ unsecured
Mirant Grand Bahama Limited, due 2007 to2011	10	12	LIBOR + 1.25%	Secured
Grand Bahama Power Company Limited, due 2006 to 2014	51	43	5.625% to Bahamian Prime + 1.125%	Unsecured
Mirant Trinidad Investments LLC, due2016	100	73	7.017%	Secured
Mirant Curacao Investments, Ltd, due 2006 to 2007	13	14	10.15%	Secured
West Georgia Generating Company, due 2006 to2011	93	95	LIBOR + 3.125%	Secured
Mirant Curacao Investments—deferred acquisition price, due2006	—	3	9.00%	Unsecured
Jamaica Public Service Company Limited capital lease, due 2016	—	87	12.51%	—
Total long-term debt	1,352	1,119
Less: current portion of long-term debt	(154)	(391)
Total long-term debt, excluding current portion	$1,198	$728

Mirant Asia-Pacific Loan Facility.   On August 15, 2006, Mirant Sweden International AB (publ), as borrower, and Mirant Asia-Pacific Limited (together with certain of its subsidiaries), as guarantor, completed the funding of its previously announced $700 million term loan facility (the “Mirant Asia-Pacific Loan Facility”). The Mirant Asia-Pacific Loan has a maturity date six years from the date of the drawing. Interest on the Mirant Asia-Pacific Loan Facility is payable at a rate per annum equal to the U.S. Dollar London InterBank Offered Rate (“LIBOR”) determined for certain interest periods plus an applicable margin set at 2.25% per annum. In connection with the completion of the funding under this facility, we repaid $402 million of existing debt at Pagbilao and Sual. A portion of these funds, together with other funds from the Philippine business were distributed or repaid to Mirant Corporation and were used as part of the consideration for Mirant’s modified “Dutch Auction” share repurchase announced on July 11, 2006.

The payment obligations of Mirant Sweden International AB (publ) under the Mirant Asia-Pacific Loan Facility are unconditionally guaranteed by Mirant Asia-Pacific Limited and certain of its direct and indirect subsidiaries, referred to as the “subsidiary guarantors,” under a guaranty agreement and will constitute senior, secured obligations of the subsidiary guarantors. In connection with the sale of the Philippine business, the Company expects that the Mirant Asia-Pacific Loan Facility will be repaid.

Jamaica Public Service Company Notes.   On July 6, 2006, Mirant JPSCO Finance LTD (“Mirant JPS Finance”), a wholly-owned subsidiary of Mirant, issued senior notes in an aggregate principal amount of $180 million that bear interest at 11% and mature on July 6, 2016. Mirant JPS Finance deposited the gross offering proceeds into an escrow account for the benefit of the holders of the notes. After the satisfaction of specified conditions and in connection with the repayment of Jamaica Public Service Company’s credit facilities with Royal Bank of Trinidad and Tobago Limited, on August 31, 2006, Jamaica Public Service Company Limited assumed all of Mirant JPS Finance’s obligations under the notes in exchange for the release of the offering proceeds from the escrow account. Interest on the notes is payable semiannually. Prior to the assumption of notes by Jamaica Public Service Company Limited, the notes were general unsubordinated obligations of Mirant JPS Finance secured by the escrow funds. Upon the assumption of the notes by Jamaica Public Service Company Limited, the notes are general unsecured obligations of Jamaica Public Service Company Limited without recourse to any other Mirant entity. In 2006, Jamaica Public Service Company Limited repaid $151 million of maturing debt.

Mirant Trinidad Investments, LLC Notes.   During the first quarter of 2006, Mirant Trinidad Investments, LLC (“Mirant Trinidad Investments”) issued $100 million of 7.017% notes. Interest on the notes is payable semiannually, and the principal is due on February 1, 2016. A significant portion of the net proceeds of the offering were used by Mirant Trinidad Investments to repay its $73 million aggregate principal amount of 10.20% notes due January 31, 2006. The remaining net proceeds are being used by Mirant Trinidad Investments to finance a portion of a Power Generation Company of Trinidad and Tobago (“PowerGen”) expansion project. The notes are secured by a pledge and assignment by Mirant Trinidad Investments of its shares of common stock issued by PowerGen and by certain other collateral. The notes are solely the obligation of Mirant Trinidad Investments without recourse to any other Mirant entity or to PowerGen.

Mirant Grand Bahama Limited Credit Facility.   In August 1996, Mirant Grand Bahama Limited entered into a $28 million senior secured credit facility. The outstanding balance of the facility was $12.4 million as of December 31, 2005, and was due to mature during 2006. During the first quarter of 2006, the term of the facility was extended to August 2011. The senior secured credit facility is an obligation of Mirant Grand Bahama Limited and is non recourse to any other Mirant entities.

Losses on Assets Held for Sale

In accordance with SFAS No. 144, an asset classified as held for sale shall be measured at the lower of carrying value or fair value less costs to sell. As the assets described below will be sold as part of an auction process, the final selling price (fair value) will not be determined until the auction process is complete. Therefore, management developed an approach for estimating the fair value of the assets to be disposed of. The estimate will be refined in subsequent periods as the auction processes proceed and more information is known about the ultimate sales prices.

Philippines.   Mirant has ownership interests in three generating facilities in the Philippines: Sual, Pagbilao and Ilijan. Its net ownership interest in these three generating facilities is approximately 2,203 MW. Mirant is currently seeking to sell the Philippine business in a single transaction. Mirant’s analysis indicated that no impairment was necessary as the estimated fair value less costs to sell exceeded the book carrying value of the assets.

Caribbean.   Mirant’s net ownership interest in the Caribbean business is approximately 1,050 MW. The ownership includes controlling interests in two vertically integrated utilities: an 80% interest in Jamaica Public Service Company Limited and a 55% interest in Grand Bahama Power Company. Mirant also owns a 39% interest in PowerGen, a 26% interest in Curacao Utilities Company and a $40 million convertible preferred equity interest in Aqualectra, an integrated water and electric company in Curacao. Mirant is currently seeking to sell the Caribbean business in a single transaction. Mirant’s analysis indicated that no impairment was necessary, as the estimated fair value less costs to sell exceeded the book carrying value. However, if the operating companies and investments that comprise the Caribbean business are ultimately not sold in a single transaction, an impairment loss could result. Our estimate at September 30, 2006, is that these potential losses would not be material. As of September 30, 2006, the book value for two of the investments in the Caribbean business exceeded the estimated fair value by a combined amount of less than $10 million.

U.S. Natural Gas-Fired Plants.   Mirant commenced auction processes to sell six U.S. natural gas-fired intermediate and peaking plants comprised of Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex. The Company reviewed each asset independently for impairment through the allocation of the fair value of the portfolio. As a result of this review, the Company recorded a loss of $396 million to write down the assets to their estimated fair value. The loss is included in discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or have met the required criteria for such classification at September 30, 2006.

Planned Dispositions.   In the third quarter of 2006, Mirant commenced auction processes to sell its Philippine and Caribbean businesses and certain U.S. natural gas-fired assets as discussed above in Assets and Liabilities Held for Sale.

Sale of Assets.   In the first quarter of 2006, Mirant executed an agreement to sell its 77 MW combined cycle Wichita Falls facility in Texas. The sale of the plant was completed on May 4, 2006.

For the three months ended September 30, 2006, income from discontinued operations relates to the Philippine and Caribbean businesses and the U.S. natural gas-fired assets. For the nine months ended September 30, 2006, income from discontinued operations relates to the Wichita Falls facility, the Philippines, the Caribbean and the U.S. natural gas-fired assets. In addition to the operations named above, income from discontinued operations for the three and nine months ended September 30, 2005, included the Company’s Wrightsville generating facility that was sold in September 2005.

The following summarizes certain financial information of the businesses reported as discontinued operations (in millions):

	Three Months Ended September 30, 2006
	U.S. Gas Assets	Philippines	Caribbean	Other U.S.	Total
Operating revenues	$142	$121	$219	$—	$482
Operating expenses(1)	470	37	170	—	677
Operating income (loss)	(328)	84	49	—	(195)
Other expense, net	1	51	26	—	78
Net income (loss)	$(329)	$33	$23	$—	$(273)

	Three Months Ended September 30, 2005
	U.S. Gas Assets	Philippines	Caribbean	Other U.S.	Total
Operating revenues	$135	$121	$201	$13	$470
Operating expenses	94	47	175	10	326
Operating income	41	74	26	3	144
Other expense (income), net	29	59	15	(3)	100
Net income	$12	$15	$11	$6	$44

	Nine Months Ended September 30, 2006
	U.S. Gas Assets	Philippines	Caribbean	Other U.S.	Total
Operating revenues	$241	$367	$623	$—	$1,231
Operating expenses(1)	559	119	512	1	1,191
Operating income (loss)	(318)	248	111	(1)	40
Other expense, net	5	207	62	—	274
Net income (loss)	$(323)	$41	$49	$(1)	$(234)

	Nine Months Ended September 30, 2005
	U.S. Gas Assets	Philippines	Caribbean	Other U.S.	Total
Operating revenues	$238	$366	$537	$21	$1,162
Operating expenses	198	142	455	18	813
Operating income	40	224	82	3	349
Other expense (income), net	97	124	45	(7)	259
Net income (loss)	$(57)	$100	$37	$10	$90

(1)   Includes an impairment loss of $396 million.

Contingencies

Philippine Real Property Taxes

Real property taxes in the Philippines are levied by applying the tax rate to a locally determined taxable value of the property. Under the Philippine Local Government Code (the “LGC”), the taxable value of property depends on the nature and use of the property. For land, machinery and equipment owned by commercial and industrial users, the taxable value of property is assessed at up to 80% of its fair market value. For land, machinery and equipment owned and used by government-owned or controlled corporations in the provision of certain services, including electricity generation, the taxable value is assessed at up to 10% of the fair market value of the property. The local taxing authorities in Pagbilao assess real property taxes for the Pagbilao generation facility at the 80% assessment level. The local taxing authorities in Sual assess real property taxes for the Sual generation facility at the 10% level. However, Sual may pass an ordinance or resolution applying an assessment level of up to 80% on future assessments.

Another provision of the LGC provides that machinery and equipment that are actually, directly or exclusively used by government-owned or controlled corporations engaged in the generation and transmission of electric power are exempt from real property taxes.

Under the energy conversion agreements for Pagbilao and Sual, which were executed under the Philippine government’s build-operate-transfer (“BOT”) program, National Power Corporation (“NPC”) is responsible for payment of real property taxes. NPC, a government-owned corporation, is the owner of the land on which the Pagbilao and Sual power plants (the “Plants”) are situated and historically has paid the real property tax on the land. Mirant’s subsidiaries are currently the owners of record of the machinery, buildings and equipment constituting the Plants. When the local taxing authorities in Pagbilao and Sual assessed property taxes on the Plants, the Company referred the matter to NPC. NPC has taken the position that it is the beneficial owner of the machinery and equipment for purposes of the real property tax because it will own the Plants when they are transferred to NPC pursuant to the energy conversion agreements. NPC has filed petitions for exemption with the relevant tax courts, claiming that it is exempt from real property taxes on the machinery and equipment that are used to generate electricity pursuant to the LGC.

In a case filed by NPC, the Philippine Court of Tax Appeals ruled that NPC is not exempt from real property taxes on machinery and equipment and cannot be treated as the owner of the machinery and equipment. Therefore, the machinery and equipment may be assessed at a taxable level of up to 80% of its fair market value. This ruling would impact any BOT facility. The case is now before the Philippine Supreme Court. Absent a binding injunction or restraining order preventing them from acting (such as the Philippine Supreme Court order discussed below), the local authorities would have the right to issue a notice of delinquency to the Mirant Sual Corporation (“Mirant Sual”) and Mirant Pagbilao Corporation (“Mirant Pagbilao”) as the record owners of the respective properties and, if the taxes were not paid, to levy against the Plants. With respect to the Sual Plant, the local taxing authorities in Sual have assessed and been paid all taxes at the 10% level through December 31, 2005. In February 2006, Mirant Sual received an assessment in the amount of approximately $1.4 million representing the 2006 real property tax on the Sual Plant. Mirant Sual forwarded the assessment to NPC, which is responsible for paying the tax under its energy conversion agreement. In September 2006, the local taxing authority sent another letter to Mirant Sual and NPC demanding payment of the assessed taxes.

With respect to the Pagbilao Plant, the disputed tax assessments are approximately $70 million related to periods through December 31, 2005. On July 26, 2006, the Office of the Municipal Treasurer of the Municipality of Pagbilao, the Province of Quezon, delivered a Warrant of Levy to Mirant Pagbilao stating that Mirant Pagbilao is delinquent in the payment of real estate taxes and declaring the properties at the Pagbilao Plant to be levied and sold at a public auction to satisfy the tax delinquency. Based on its belief that the Warrant of Levy was premature given the pending Philippine Supreme Court case and that it violates the Memorandum of Understanding between Mirant Pagbilao and the local taxing authority, Mirant Pagbilao referred the Warrant of Levy to NPC and sought an injunction against the Warrant of Levy and any attempted levy and auction of the Pagbilao facility from the Philippine Court of Appeals, the intermediate appeals court in the Philippines. Mirant Pagbilao’s application remains pending before the Philippine Court of Appeals. Subsequently, in the case between NPC and the Pagbilao local government pending before the Philippine Supreme Court, and on application by NPC, the Philippine Supreme Court issued an order restraining the Pagbilao local government units and taxing authorities from executing and implementing the Warrant of Levy or any similar issuance with respect to the tax assessments on the Pagbilao Plant until the issuance of further orders from the Philippine Supreme Court. The outcome of this matter cannot be predicted, nor can there be any assurances that the Philippine Supreme Court will not subsequently lift its restraining order. However, if Mirant Pagbilao is held liable for payment of the real property taxes it shall seek full recovery from NPC or, in the event NPC does not pay, from the Government of the Philippines. Payment of NPC’s obligations to Mirant Sual and Mirant Pagbilao under the energy conversion agreements is guaranteed by the Government of the Philippines.

In order to provide assistance to the local governments while the real property tax matter is being resolved and to avoid the possibility that the local governments might issue a notice of delinquency, Mirant’s subsidiaries advanced $11 million to the local governments in 2005 towards the disputed tax assessments. The Company may elect to make further advances until the matter is finally decided by the courts. Further, the Company intends to seek to recover these advances from NPC or from the local governments when the outcome of the dispute is decided by the Philippine Supreme Court.

NPC Claims

Mirant Sual is contracted to sell 1,000 MW of its 1,218 MW capacity to NPC pursuant to an energy conversion agreement. Mirant Sual is entitled to sell the 218 MW of excess capacity to Mirant (Philippines) Energy Corporation, which markets the Sual excess capacity to customers agreed or otherwise approved by NPC through the energy supply business of Mirant (Philippines) Energy Corporation. Mirant Philippines Corporation received a letter from NPC dated March 22, 2006, claiming refunds in the amount of $26 million relating to sales of such excess capacity. Subsequently, Mirant Sual Corporation (“Mirant Sual”) received a letter from NPC, dated September 26, 2006, asserting that NPC intended to set off the disputed amount from future billings. NPC has not set off any such amounts to date. Mirant Sual has advised NPC that any set off of such amounts due under the energy conversion agreements is a violation of the terms thereof. Mirant Sual maintains that the claims are without merit and is disputing the claims.

Sual Outages

Since July 12, 2006, Mirant Sual has had an unplanned outage of unit 2 of its generation facility due to a failure of the generator. The generator manufacturer has contracted to repair the unit 2 generator at a cost of approximately $17 million. The repairs to unit 2 are scheduled to be completed by March 2007. On October 23, 2006, unit 1 at the Sual generation facility had an unplanned outage. Initial indications are that the unit 1 outage is also as a result of a failure of the generator. The current expectation of Mirant Sual is that the repairs to unit 1 will be completed later in 2007. Mirant Sual is not at this time able to estimate the cost of the repairs to unit 1. Mirant Sual expects to recover through insurance proceeds a substantial portion of the cost of the repairs of units 1 and 2 that exceeds Mirant Sual’s deductible of $5 million per occurrence.

Mirant Sual has accumulated significant outage allowances under its energy conversion agreement with NPC. Mirant Sual believes that it is entitled to use such outage allowances under the terms of the energy conversion agreement and, thus, it would continue to earn capacity fees with respect to units 1 and 2 during a significant portion of the respective outages. However, by letter dated September 27, 2006, NPC has asserted that it is not obligated to continue to pay for the nominated capacity for unit 2 after the anniversary date of the contract until Mirant Sual conducts a performance test of the unit to demonstrate the capacity at which it can operate. Although Mirant Sual disagrees with NPC’s interpretation of the energy conversion agreement, NPC may make a similar argument with respect to the payment of capacity fees for unit 1. Mirant Sual has business interruption insurance to compensate for lost capacity fees, subject to deductible periods. The Company does not expect that, after taking into account the outage allowances under the energy conversion agreement and the expected insurance proceeds, the reduction in capacity payments and energy fees to it resulting from the outages will have a material impact on its consolidated results of operations or financial condition. However, to the extent that Mirant Sual is not able to use outage allowances in respect of the outages, and the claims are subjected to extended deductible periods, the reduction in capacity payments and energy fees resulting from the outages could have a material impact on its consolidated results of operations or financial condition, but would not be expected to exceed approximately $27 million.

C. Impairments on Assets Held and Used

In accordance with SFAS No. 144, an asset classified as held and used shall be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset impairment charge must be recognized if the sum of the undiscounted expected future cash flows from a long-lived asset is less than the carrying value of that asset. The amount of any impairment charge is calculated as the excess of the carrying value of the asset over its fair value. Fair value is estimated based on the discounted future cash flows from that asset or determined by other valuation techniques.

Background

The Mirant Lovett, LLC (“Mirant Lovett”) and Mirant Bowline, LLC (“Mirant Bowline”) generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments. Mirant Lovett and Mirant Bowline have been negotiating with local authorities to settle past taxes and to reach agreements on payments in lieu of taxes (“PILOT”) covering future years.

In addition, Mirant Lovett is in discussions with the New York State Department of Environmental Conservation (“NYSDEC”) and the New York State Office of the Attorney General regarding environmental controls. Until a resolution is reached on these matters that would permit economically feasible operation, Mirant Lovett and Mirant Bowline will remain in Chapter 11.

Current Period Events

On August 11, 2006, and August 28, 2006, the New York state court issued decisions addressing Mirant Bowline’s challenges to the assessed values of the Bowline facility for the years 1995 to 2003 and Mirant Lovett’s challenges to the assessed values of the Lovett facility for the years 2000 to 2003. Except for 1996, where it found that Mirant Bowline had failed to perfect its challenge to the assessed value of the Bowline facility, the New York state court concluded that the value of the Bowline facility and the Lovett facility in each year was substantially less than the assessed value set by the taxing authorities.

The Company estimates that the decisions rendered by the New York state court with respect to the tax challenges asserted by Mirant Bowline and Mirant Lovett will result in refunds that with interest will cover the majority of the unpaid taxes for the Bowline and Lovett facilities, taking into account the reduction in those unpaid taxes that would occur under the decisions. While the decisions rendered by the New York state court found that the values set by the taxing authorities for the Bowline and Lovett facilities significantly exceeded what the court concluded were the full values of those facilities for the years at issue, the values found by the court for the Bowline facility still exceeded significantly what Mirant Bowline paid in 1999 for that facility. For the Lovett facility, the decisions failed to take into account the significant capital expenditures that would have to be made to keep the facility operational after April 2008. Mirant Bowline and Mirant Lovett have appealed the decisions of the New York state court, and the relevant taxing authorities have cross-appealed. See New York Tax Proceedings in Note K—Litigation and Other Contingencies for additional information.

On September 19, 2006, Mirant Lovett sought Bankruptcy Court approval to discontinue operations at units 3 and 5 of the Lovett generation facility if an alternative environmental compliance mechanism on environmental controls that is agreeable to the State of New York is not approved by April 30, 2007. On October 18, 2006, the Bankruptcy Court approved the Company’s request. On October 19, 2006, Mirant Lovett submitted notices of its intent to discontinue operations at units 3 and 5 of the Lovett facility on April 30, 2007, to the New York Public Service Commission, New York Independent System Operator (“NYISO”), Orange and Rockland Utilities, Inc., (“Orange and Rockland”) and several other affected transmission and distribution utilities in New York. Mirant Lovett reserved its rights to withdraw these notices if a viable alternative environmental compliance mechanism is found. See New York State Administrative Claim in Note K—Litigation and Other Contingencies for additional information.

Asset Grouping

For purposes of measuring an impairment loss, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. All of the units at Mirant Lovett are viewed as one group. For Bowline, the Company determined that the suspended Bowline unit 3 construction project is independent of the operating Bowline units in the current quarter. In addition, the Company’s analysis and planning around the operating Bowline units 1 and 2 do not consider the suspended construction project for Bowline unit 3.

Assumptions and Results

In its impairment analysis of the Bowline and Lovett generation facilities in prior periods, the Company had assumed that the PILOT agreements would be successfully approved and implemented. The Company no longer expects those PILOT agreements to be implemented. The August 2006 decisions and the appeals that followed prompted management to test for recoverability of the asset under SFAS No. 144 because additional uncertainty now exists related to achieving property taxation levels that allow economically feasible operation of the Bowline and Lovett generation facilities. As a result of these developments, management re-reviewed the economic viability of these facilities in the third quarter of 2006.

Lovett.   In its impairment analysis of the Bowline and Lovett generation facilities in prior periods, the Company had assumed that the PILOT agreements would be successfully approved and implemented and had considered multiple operating scenarios, including potential shutdown of the facility. The Company no longer expects those PILOT agreements to be implemented. The August 2006 decisions and the appeals that followed prompted management to test for recoverability of the asset under SFAS No. 144 because additional uncertainty now exists related to achieving property taxation levels that allow economically feasible operation of the Bowline and Lovett generation facilities. In its impairment analysis of the Lovett generation facility in prior periods, the Company had considered multiple scenarios, including potential shutdown of the facility. Thus, the request for approval to discontinue operations was not viewed as a potential impairment event in the third quarter but was considered in the probability weighting of the scenarios.

The Company’s assessment of Lovett under SFAS No. 144 in the current period involved estimates related to property tax refunds and payments and assumed that property taxes are negotiated to a reasonable level for future periods. Among the multiple scenarios considered were the shut down of units 3 and 5 by April 30, 2007, and unit 4 by April 30, 2008. The Company also considered scenarios that allow operations past April 2008 because the Company continues to work with the State of New York and other parties to achieve a solution related to environmental controls and to allow Lovett to continue to contribute to the reliability of the electric system of the State of New York. The sum of the probability weighted undiscounted cash flows for the Lovett generation facility exceeded the Company’s carrying value at September 30, 2006. If a resolution is not reached on property taxes and environmental controls that would permit economically feasible operation, the Company will reassess the recoverability of Lovett’s carrying value.

Bowline Units 1 and 2.   The Company’s assessment of Bowline units 1 and 2 under SFAS No. 144 in the current period involved estimates related to property tax refunds and payments and assumed that property taxes are negotiated to levels for future periods that allow Bowline units 1 and 2 to operate until the end of their remaining economic useful lives. The sum of the undiscounted cash flows exceeded the Company’s carrying value at September 30, 2006, for Bowline units 1 and 2. If a resolution is not reached on property taxes that would permit economically feasible operation, the Company will reassess the recoverability of Bowline’s carrying value.

Bowline Unit 3.   The Company’s assessment of the Bowline unit 3 suspended construction project assumed that completion of this project is remote. A strategic review of the Company’s portfolio of assets in 2006 resulted in the conclusion that the Bowline 3 project as currently configured and permitted is not economically viable. As a result of this conclusion, the Company determined the estimated value of the equipment and project termination liabilities. At September 30, 2006, the carrying value of the development and construction costs for Bowline unit 3 exceeded the estimated undiscounted cash flows of the abandonment of the project. The Company recorded an impairment of $120 million, which is reflected in impairment losses on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

D. Price Risk Management Assets and Liabilities

The fair values of Mirant’s price risk management assets and liabilities, net of credit reserves, at September 30, 2006, are included in the following table (in millions):

	Net Price Risk Management Assets/(Liabilities)
	Assets		Liabilities		Net Fair
	Current	Noncurrent	Current	Noncurrent	Value
Electricity	$698	$176	$(410)	$(26)	$438
Back-to-Back Agreement(1)	—	—	(34)	(392)	(426)
Natural gas	26	3	(26)	(3)	—
Oil	54	3	(16)	(12)	29
Coal	13	3	(6)	—	10
Other, including credit reserve	(3)	—	—	—	(3)
Total	$788	$185	$(492)	$(433)	$48

(1)   Contractual arrangement with Pepco with respect to certain PPAs. See “Pepco Litigation” in Note K for further discussion.

Of the $48 million net fair value asset at September 30, 2006, a net price risk management asset of $117 million relates to the remainder of 2006, a net price risk management asset of $230 million relates to 2007 and a net price risk management liability of $299 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2006, was approximately 13 months. The net notional amount of the price risk management assets and liabilities at September 30, 2006, was a net short position of approximately 24 million equivalent megawatt hours (“MWh”).

In January 2006 the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge its Mid-Atlantic expected on-peak coal-fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2006 (in millions):

	Proprietary	Asset	Back-to- Back
	Trading	Management	Agreement	Total
Net fair value of portfolio at December 31, 2005	$40	$(187)	$(443)	$(590)
Gains recognized in the period, net	25	421	(1)	445
Contracts settled during the period, net	(20)	195	18	193
Net fair value of portfolio at September 30, 2006	$45	$429	$(426)	$48

E. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2006 and December 31, 2005 (in millions):

	At September 30,	At December 31,
	2006	2005
Production	$2,490	$2,444
Construction work in progress	153	80
Other	207	201
Suspended construction projects	54	174
Less: accumulated depreciation, depletion and amortization and provision for impairment	(674)	(571)
Total property, plant and equipment, net	$2,230	$2,328

In the third quarter of 2006, The Company recognized an impairment loss of $120 million related to Bowline unit 3. See Note C for further discussion related to impairments of long-lived assets. The remaining suspended construction at September 30, 2006, is primarily related to Contra Costa 8 in California.

Property, plant and equipment, net, of $3.4 billion and $3.7 billion related to assets to be sold has been reclassified to assets held for sale in the Company’s condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. See Note B for additional information on assets held for sale.

Depreciation of the recorded cost of property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets. Mirant does not depreciate its suspended construction project costs or property, plant and equipment that has been reclassified to assets held for sale.

F. Intangible Assets, net

Following is a summary of intangible assets at September 30, 2006 and December 31, 2005 (in millions):

		At September 30, 2006		At December 31, 2005
	Weighted Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	26 years	$27	$(3)	$27	$(2)
Development rights	37.5 years	62	(8)	62	(7)
Emissions allowances	32 years	151	(24)	151	(21)
Other intangibles	26.5 years	16	(3)	17	(2)
Total other intangible assets		$256	$(38)	$257	$(32)

Other intangible assets, net, of $50 million and $58 million related to assets to be sold have been reclassified to assets held for sale in the Company’s condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. See Note B for additional information on assets held for sale.

G. Debt

Long-term debt at September 30, 2006 and December 31, 2005, was as follows (in millions):

	At September 30, 2006	At December 31, 2005	Interest Rate	Secured/ Unsecured
Long-term Debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(4)	(4)
Mirant North America:
Term loan, due 2006 to 2013(1)	695	—	LIBOR + 1.75%	Secured
Notes, due 2013.	850	850	7.375%	Unsecured
Other, due 2006 to 2015	36	36	7.375% - 8.19%
Total Mirant Corporation	3,277	2,582
Less: current portion of long-term debt	(91)	(3)
Total long-term debt, excluding current portion	$3,186	$2,579

(1)          Under the senior secured term loan, $200 million was deposited into a cash collateral account to support issuance of up to $200 million of letters of credit. As of September 30, 2006, there were approximately $185 million of letters of credit outstanding.

Pursuant to the Plan, Mirant’s wholly-owned subsidiary, Mirant Americas Generation, LLC (“Mirant Americas Generation”), reinstated $1.7 billion of senior notes maturing in 2011, 2021 and 2031. During the third quarter of 2006, approximately $1.4 billion and $1.1 billion of long-term debt was reclassified to liabilities held for sale on the Company’s condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. See Note B for additional information on liabilities held for sale.

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

Loans under the senior secured credit facilities are available at either of the following rates: (i) a fluctuating rate of interest per annum equal to, on any given day, the greater of (a) the interest rate per annum publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City on that day, and (b) the federal funds rate in effect on that day plus 0.50%, plus the applicable margin described below (the “base rate”), or (ii) a fixed rate determined for selected interest periods of one, two, three or six months equal to U.S. dollar LIBOR, plus the applicable margin described below (the “Eurodollar rate”).

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

Mirant North America is required to prepay a portion of the outstanding principal balance of the senior secured term loan once a year, in addition to the regularly scheduled principal payments, based on adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation to determine excess free cash flows, as defined in the loan agreement. At September 30, 2006, the current estimate of the mandatory principal prepayment of the term loan in April 2007 is approximately $81 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2006.

The sale of the Zeeland and Bosque natural gas-fired plants is subject to the terms of the Mirant North America senior secured credit facilities, including the mandatory prepayment and/or reinvestment provisions and the requirement to secure a credit rating affirmation.

Senior Notes

In December 2005, Mirant North America issued senior notes (the “Old Notes”) in an aggregate principal amount of $850 million that bear interest at 7.375% and mature on December 31, 2013. The senior notes were issued in a private placement and were not registered with the SEC. Interest on the notes is payable on each June 30 and December 31, commencing

June 30, 2006. The proceeds of the notes offering initially were placed in escrow pending the emergence of Mirant North America from bankruptcy. The proceeds were released from escrow in connection with Mirant North America’s emergence from bankruptcy and the closing of the senior secured credit facilities. The senior notes are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant entities.

In connection with the issuance of the Old Notes, Mirant North America entered into a registration rights agreement under which it agreed to complete an exchange offer for the Old Notes. On June 29, 2006, Mirant North America completed its registration under the Securities Act of 1933 (the “Securities Act”) of $850 million of 7.375% senior notes due 2013 (the “New Notes”) and initiated an offer to exchange all of the outstanding Old Notes for the New Notes (the “Exchange Offer”). The Exchange Offer was completed on August 4, 2006, with $849.965 million of the outstanding Old Notes being tendered for the New Notes. The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights.

The sale of the Zeeland and Bosque natural gas-fired plants is subject to the terms of the Mirant North America senior notes, including the provisions with respect to a mandatory offer to purchase and/or reinvest with the sale proceeds.

H. Stock-based Compensation

The Mirant Corporation 2005 Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”) for certain employees and directors of Mirant became effective on January 3, 2006. The Omnibus Incentive Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, other stock-based awards, covered employee annual incentive awards and non-employee director awards. Under the Omnibus Incentive Plan, 18,575,851 shares of Mirant common stock are available for issuance to participants. Shares covered by an award are counted as used only to the extent that they are actually issued. Any shares related to awards that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be available again for grant under the Omnibus Incentive Plan.

As discussed in Note A, SFAS No. 123R was adopted by the Company during the first quarter of 2006, using the modified prospective transition method. For the three and nine months ended September 30, 2006, the Company recognized approximately $4 million and $12 million, respectively, of expense with respect to stock-based compensation. These amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations.

As of September 30, 2006, there was approximately $29 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Omnibus Incentive Plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.3 years.

Prior to the Company’s adoption of SFAS No.123R, Mirant accounted for stock-based employee compensation plans under the intrinsic-value method of accounting for recognition, but disclosed fair value pro forma information. Under that method, compensation expense for employee stock options is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income for the three and nine months ended September 30, 2005, if the fair-value-based method had been applied to all outstanding and unvested stock-based awards (in millions):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,515)	$(1,514)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1)	(3)
Pro forma net loss	$(1,516)	$(1,517)
Loss per share:
Basic as reported	$(3.74)	$(3.73)
Basic pro forma	$(3.74)	$(3.74)
Diluted as reported	$(3.74)	$(3.73)
Diluted pro forma	$(3.74)	$(3.74)

Pursuant to the Plan, all share-based payment awards issued prior to the Company’s emergence from bankruptcy were cancelled. As a result, the presentation of information above for the period ending September 30, 2005, is not comparable to the information that follows for the period ending September 30, 2006, because the instruments in existence at September 30, 2005, do not exist at September 30, 2006. Additionally, the Company’s pre-bankruptcy capital structure differed significantly from the Company’s post-emergence capital structure, further degrading comparability between the two periods.

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

The table below includes significant assumptions used in valuing the Company’s stock options:

	Range	Weighted Average
Expected volatility	34 – 37%	34.61%
Expected dividends	0%	0%
Expected term	5.2 – 6 years	5.88 years
Risk-free rate	4.3 – 5.1%	4.46%

During the first nine months of 2006, Mirant made awards of approximately 2.9 million nonqualified stock options. These options were granted with a 10-year term. Approximately 1.1 million options vest in three equal installments on each of the first, second and third anniversaries of the grant date. Approximately 40,000 options vest one year from the grant date. The remaining 1.8 million options vest 25% six months from the grant date, and 25% on each of the first, second and third anniversaries of the grant date. Approximately 438,000 options vested during the third quarter. The granted options provide for accelerated vesting if there is a change of control (as defined in the Omnibus Incentive Plan) or, in certain circumstances, as a result of a termination of employment. Approximately 87,000 options became exercisable as of the third quarter of 2006 as a result of the termination of certain employees.

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2006, was $10.42. A summary of option activity under the Omnibus Incentive Plan as of September 30, 2006, and changes during the nine month period then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of the year	—	—	—	—
Changes during the year to date:
Granted	2,982,441	$24.89	—	—
Exercised or converted	—	—	—	—
Forfeited	(109,909)	$24.88	—	—
Expired	—	—	—	—
Outstanding at the end of the quarter	2,872,532	$24.89	9.4	$6,918
Exercisable or convertible at the end of the quarter	524,956	$24.84	9.3	$1,295

A summary of option activity under the Omnibus Incentive Plan as of September 30, 2006, and changes during the three month period then ended are presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of the quarter	2,823,116	$24.84	9.64	$5,520
Changes during the quarter to date:
Granted	66,268	$26.78	—	—
Exercised or converted	—	—	—	—
Forfeited	(16,852)	$24.84	—	—
Expired	—	—	—	—
Outstanding at the end of the quarter	2,872,532	$24.89	9.4	$6,918
Exercisable or convertible at the end of the quarter	524,956	$24.84	9.3	$1,295

As there were no exercises of stock options or similar instruments for the nine months ended September 30, 2006, no cash was received from exercises of instruments under the Omnibus Incentive Plan and no tax benefit was realized during the three and nine months ended September 30, 2006.

Non-Vested Shares and Share Units

The Company also issued approximately 392,000 non-vested share units and 204,359 non-vested shares to certain employees and directors during the first nine months of 2006 under the Omnibus Incentive Plan. Approximately 34,000 of the share units and 204,359 of the non-vested shares vest in three equal installments on each of the first, second and third anniversaries of the grant date. Approximately 8,000 of the share units vest one year from the grant date. Approximately 350,000 share units vest 25% six months from the grant date, and 25% on each of the first, second and third anniversaries of the grant date. Approximately 88,000 share units vested during the third quarter. Approximately 17,400 of the share units became fully vested during the second quarter of 2006 as a result of the termination of certain employees.

The grant date fair value of the non-vested shares and non-vested share units is equal to the Company’s closing stock price on the previous day. A summary of the status of the Company’s non-vested shares and non-vested share units as of September 30, 2006, and changes during the nine month period ending September 30, 2006, is presented below:

Non-Vested Shares and Non-Vested Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of the year	—	—
Changes during the year to date:
Granted	596,497	$24.89
Exercised or converted	—	—
Forfeited	(21,984)	$24.88
Expired	—	—
Outstanding at the end of the quarter	574,513	$24.89

A summary of the status of the Company’s non-vested shares and non-vested share units as of September 30, 2006, and changes during the quarter then ended is presented below:

Non-Vested Shares and Non-Vested Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of the quarter	564,631	$24.84
Changes during the quarter:
Granted	13,254	$26.78
Exercised or converted	—	—
Forfeited	(3,372)	$24.84
Expired	—	—
Outstanding at the end of the quarter	574,513	$24.89

I. Earnings per Share

Mirant calculates basic earnings per share (“EPS”) by dividing income available to shareholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including restricted stock, restricted stock units, stock options and warrants. Pursuant to the Plan, on January 3, 2006, all shares of Mirant’s old common stock were cancelled and 300 million shares of new common stock were issued. Mirant also issued two series of warrants that will expire on January 3, 2011.

Due to the changes in the capital structure, EPS information is not presented for the three and nine months ended September 30, 2005, because it is not meaningful. The following table shows the computation of basic and diluted EPS for the three and nine months ended September 30, 2006 (in millions except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net income from continuing operations	$247	$774
Net loss from discontinued operations	(273)	(234)
Net income (loss) as reported	$(26)	$540
Basic and diluted:
Weighted average shares outstanding—basic	286	295
Shares due to assumed exercise of warrants	11	9
Shares due to assumed vesting of restricted stock and restricted stock units	1	1
Weighted average shares outstanding—diluted	298	305
Basic EPS
EPS from continuing operations	$0.86	$2.62
EPS from discontinued operations	(0.95)	(0.79)
Basic EPS	$(0.09)	$1.83
Diluted EPS
EPS from continuing operations	$0.83	$2.54
EPS from discontinued operations	(0.92)	(0.77)
Diluted EPS	$(0.09)	$1.77

The Company excluded 2.5 million of potential common shares representing antidilutive stock options from the earnings per share calculations for the three and nine months ended September 30, 2006.

During the third quarter of 2006, the Company repurchased 43 million shares of Mirant common stock for an aggregate purchase price of $1.23 billion. On September 28, 2006, the Company announced that its Board of Directors authorized a $100 million share repurchase program. As of October 31, 2006, the Company has repurchased 1.18 million shares under this program.

J. Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the Bankruptcy Court on December 9, 2005, and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant recorded the effects of the Plan at December 31, 2005.

At September 30, 2006 and December 31, 2005, amounts related to allowed claims, estimated unresolved claims and professional fees associated with the bankruptcy that are to be settled in cash were $148 million and $1.903 billion, respectively, and these amounts were recorded in claims payable and estimated claims accrual on the accompanying condensed consolidated balance sheets. These amounts do not include unresolved claims that will be settled in common stock or the stock portion of claims that are expected to be settled with cash and stock. During the nine months ended September 30, 2006, the Company paid approximately $1.755 billion in cash related to bankruptcy claims. Of this amount approximately $1.035 billion is reflected in cash flows from financing activities and represents the principal amount of debt claims. The remaining $765 million is reflected in cash flows from operating activities and represents other bankruptcy claims and interest. As of September 30, 2006, approximately 21.2 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have yet to be resolved. See Note K—Chapter 11 Proceedings for further discussion.

Financial Statements of Subsidiaries in Bankruptcy

Mirant’s New York subsidiaries remain in bankruptcy and include the following entities: Lovett, Bowline, Mirant NY-Gen, LLC (“Mirant NY-Gen”), Mirant New York, Inc. (“Mirant New York”) and Hudson Valley Gas Corporation. Unaudited condensed consolidated financial statements of Mirant’s New York subsidiaries are set forth below:

Mirant New York Subsidiaries
Unaudited Condensed Consolidated Statements of Operations Data
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues	$98	$107	$287	$257
Cost of fuel, electricity and other products	48	133	132	252
Operating expenses	167	44	262	130
Operating loss	(117)	(70)	(107)	(125)
Other expense, net	—	—	2	1
Reorganization items, net	—	—	(2)	(1)
Provision for income taxes	—	—	—	1
Net loss	$(117)	$(70)	$(107)	$(126)

Mirant New York Subsidiaries
Unaudited Condensed Consolidated Balance Sheets Data
(in millions)

	At September 30, 2006	At December 31, 2005
Assets-nonaffiliate	$147	$32
Assets-affiliate	81	148
Property, plant and equipment, net	370	502
Other	13	4
Total assets	$611	$686
Liabilities not subject to compromise:
Current liabilities-nonaffiliate	$214	$168
Liabilities-affiliate	23	36
Noncurrent liabilities	10	9
Liabilities subject to compromise—affiliate	61	62
Liabilities subject to compromise—nonaffiliate	18	18
Member’s equity	285	393
Total liabilities and member’s equity	$611	$686

Mirant New York Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows Data
(in millions)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net cash provided by (used in):
Operating activities	$28	$22
Investing activities	73	(26)
Financing activities	5	4
Net increase in cash and cash equivalents	106	—
Cash and cash equivalents, beginning of period	1	—
Cash and cash equivalents, end of period	$107	$—

Liabilities Subject to Compromise

The Company’s liabilities subject to compromise are $18 million at both September 30, 2006 and December 31, 2005, and relate to its New York subsidiaries that remain in bankruptcy.

Reorganization Items, net

For the three and nine months ended September 30, 2006, reorganization items, net are less than $1 million and relate to the New York subsidiaries.

For the three and nine months ended September 30, 2005, reorganization items, net represents amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. The following were the significant items within this category (in millions):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Estimated claims and losses on rejected and amended contracts	$58	$20
Professional fees and administrative expense	32	116
Interest income, net	(7)	(21)
Total	$83	$115

For the three and nine months ended September 30, 2006, the Company incurred $3 million and $14 million, respectively, of professional fees and administrative expenses related to the bankruptcy proceedings for entities that have emerged from bankruptcy. As these expenses were incurred subsequent to the Company’s January 3, 2006, emergence from bankruptcy, these amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations.

K. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, “Accounting for Contingencies”, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

As of September 30, 2006, approximately 21.2 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of

Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. If Mirant is required to issue additional shares of common stock to satisfy unresolved claims, certain parties who under the Plan received common stock and warrants also are entitled to receive additional shares of common stock to avoid dilution of their distributions under the Plan.

The Company’s Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments, as described below in New York Tax Proceedings. The current property taxation levels of the facilities call into question whether their continued operation is economically feasible. In addition, Mirant Lovett is in discussions with the NYSDEC and the New York State Office of the Attorney General regarding environmental controls. On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility in April 2007. The discontinuance of operations at unit 5 is in accordance with the requirements of a June 11, 2003, Consent Decree (the “2003 Consent Decree”) among Mirant Lovett, the State of New York and the NYSDEC that requires Mirant Lovett to install certain environmental controls on unit 5 of the Lovett facility or shut down that unit by April 30, 2007. The 2003 Consent Decree imposes similar requirements with respect to unit 4 that have to be met by April 30, 2008. Operations at unit 3 are being discontinued because it is uneconomic to continue to run unit 3 if operations at unit 5 are discontinued. If Mirant Lovett is able to agree with the New York Attorney General’s office and the NYSDEC on alternative control technologies that would allow unit 5 to remain in operation past April 30, 2007, then Mirant Lovett may rescind the notice of its intent to discontinue operations at units 3 and 5. Until a resolution is reached that would permit economically feasible operation, the Company’s subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, will remain in Chapter 11. Until such issues are resolved and the companies emerge from bankruptcy, Mirant will not have access to the cash from operations generated from these subsidiaries. The cash from operations generated by these subsidiaries is not material.

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

Actions Pursued by MC Asset Recovery, LLC

In 2005, Mirant Corporation and various of its subsidiaries filed several actions before the Bankruptcy Court seeking to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent as a result of the resulting transfers and that they did not receive fair value for those transfers. Several of these actions indicate that the named plaintiff, typically Mirant Corporation, is joined by the debtor affiliates of Mirant Corporation to the extent of their respective interests in the claims asserted. In addition to these avoidance actions, the official Committee of Unsecured Creditors of Mirant Corporation filed an action against Arthur Andersen on behalf of the Mirant Debtors alleging malpractice. Under the Plan, the rights to most of these avoidance actions, and the suit filed against Arthur Andersen, have been transferred to MC Asset Recovery, LLC (“MC Asset Recovery”). MC Asset Recovery, while wholly-owned by Mirant, is managed by managers that are independent of Mirant and its other subsidiaries. Mirant is obligated to make capital contributions to MC Asset Recovery as necessary to pay up to $20 million of professional fees and to pay certain other costs incurred by MC Asset Recovery, including expert witness fees and other costs of the avoidance actions and the Andersen suit. Under the Plan, any cash recoveries received by MC Asset Recovery from the avoidance actions or the Andersen suit, net of costs incurred in prosecuting the actions (including all capital contributions from Mirant), are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant Corporation immediately prior to the effective date of the Plan. Mirant may not reduce such payments for the taxes owed on any recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests under the Plan by the amount of any taxes it will owe on the amount in excess of $175 million.

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

Pepco Contract Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”). If the Mirant Debtors succeed in rejecting the Back-to-Back Agreement, Mirant would have no further obligations with respect to that agreement and Pepco would receive a claim in the bankruptcy proceedings for its resulting damages. On December 9, 2004, the United States District Court for the Northern District of Texas held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The Mirant Debtors appealed that decision to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On July 19, 2006, the Fifth Circuit affirmed the district court’s December 9, 2004, decision, concluding that the APSA, the Back-to-Back Agreement and other agreements executed under the terms of the APSA constituted a single agreement and that the Back-to-Back Agreement could not be separately rejected. On September 20, 2006, the Fifth Circuit denied a request for rehearing filed by the Mirant Debtors.

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

If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it will result in the dismissal of all pending litigation between Mirant and Pepco related to the APSA and the Back-to-Back Agreement. Under the settlement, the APSA will be assumed and performed by Mirant Power Purchase. The Back-to-Back Agreement will be rejected and terminated as of May 31, 2006, allowing Mirant to avoid the expected cost of the Back-to-Back Agreement through its stated expiration in 2021. Under certain conditions described below in Proposed Pepco Settlement, however, the settlement allows Mirant to assume and continue to perform, rather than reject, the Back-to-Back Agreement, thereby reducing the claim received by Pepco under the settlement and the amount that would have to be paid by Mirant to Pepco to satisfy that claim.

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

Proposed Pepco Settlement.   On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant, and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005 that are described above in Pepco Avoidance Action. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings have appealed that order, and it has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. While the appeal filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement is pending, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

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

As a result of the appeal of the August 9, 2006 order of the Bankruptcy Court approving the Settlement Agreement, Mirant remitted $70 million to Pepco under the terms of that agreement on August 23, 2006. This amount is included in other noncurrent assets on the unaudited condensed consolidated balance sheet at September 30, 2006. If the August 9, 2006, order is affirmed on appeal and the Settlement Agreement becomes effective, the $70 million will be credited against any shortfall between Pepco’s claim of the $520 million and the net proceeds received by Pepco from the liquidation of the shares distributed to it on that claim as described above. To the extent that such shortfall is less than $70 million, the excess amount will be repaid by Pepco to Mirant. If the Settlement Agreement ultimately does not become effective, the $70 million will also be repaid to Mirant.

Upon the final distribution of the shares to Pepco, Mirant expects to recognize a gain as a result of the rejection of the Back-to-Back Agreement. The amount of the gain will reflect the recorded price risk management liabilities for the Back-to-Back Agreement in the consolidated balance sheet at that date reduced by the amount of cash required to be paid by Mirant in order for Pepco to receive the $520 million required under the Settlement Agreement. Thus, until the final distribution of the shares to Pepco, the amount of the estimated gain is impacted by changes in the fair value of the Back-to-Back Agreement, the number of common shares distributed to Pepco and the proceeds received by Pepco from its liquidation of the common shares. As of September 30, 2006, the fair value of the Back-to-Back Agreement recorded in price risk management liabilities in Mirant’s consolidated balance sheet totaled $426 million, of which $34 million is classified as current.

California and Western Power Markets

FERC Refund Proceedings.   On July 25, 2001, the Federal Energy Regulatory Commission (the “FERC”) issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the California Independent System Operator (“CAISO”) or the California Power Exchange (“Cal PX”) from October 2, 2000, through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States

Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (the “DWR”) and other parties. On August 2, 2006, the Ninth Circuit issued an opinion addressing some of the issues raised by these appeals. The Ninth Circuit remanded to the FERC for further proceedings the FERC’s denial of relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust and directed the FERC to address the parties’ request for a market-wide remedy for tariff violations that may have occurred prior to October 2, 2000. In addition, the Ninth Circuit found that the FERC had not adequately supported its decision to exclude from the FERC Refund Proceedings (i) sales made in the CAISO and Cal PX that had a term of greater than 24 hours, and (ii) energy exchange transactions, and remanded these issues to the FERC for further proceedings. The Ninth Circuit affirmed the FERC’s decision to exclude bilateral sales to the DWR from the FERC Refund Proceeding. If the FERC grants the parties’ requested relief with respect to the issues remanded by the Ninth Circuit, any expansion of the Refund Period to include periods prior to October 2, 2000, or of the types of sales of electricity potentially subject to refund could increase the refund exposure of Mirant Americas Energy Marketing in this proceeding.

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

On September 9, 2004, the Ninth Circuit reversed the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. On July 31, 2006, the Ninth Circuit denied a petition for rehearing filed by Mirant Americas Energy Marketing and other parties.

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

FERC Show Cause Proceeding Relating to Trading Practices.   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation, that a FERC staff report issued on March 26, 2003, identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000, and June 20, 2001, that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to sales of ancillary services, which is discussed below. In a November 14, 2003, order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment, the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. The FERC approved the Trading

Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing, which the FERC denied on October 11, 2006.

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

In November 2002, the plaintiffs filed an amended complaint that added as defendants The Southern Company (“Southern”), the directors of Mirant immediately prior to its initial public offering of stock and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act, alleging that the registration statement and prospectus for the initial public offering in 2000 of Mirant’s old common stock terminated under the Plan misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company’s California business activities but allowed the case to proceed on the plaintiffs’ other claims. On March 24, 2006, the plaintiffs filed a motion for reconsideration of that ruling, which motion remains pending. On December 11, 2003, the plaintiffs filed a proof of claim against Mirant in the Chapter 11 proceedings, but they subsequently withdrew their claim in October 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action.

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

Environmental Matters

Comer, et al. v. Murphy Oil, U.S.A., et al.   On April 18, 2006, the plaintiffs in a proposed class action lawsuit filed in Mississippi seeking damages from a variety of parties that allegedly contribute to global warming filed a third amended complaint that, among other things, added a number of defendants, including Mirant Corporation. The suit, Comer, et al. v. Murphy Oil, U.S.A. et al., is pending in the United States District Court for the Southern District of Mississippi. Other defendants in the suit include various oil companies, coal companies, chemical companies and other owners of electric generating facilities. The plaintiffs seek certification of a class that consists of residents and property owners in Mississippi who suffered loss and harm as a result of Hurricane Katrina. The complaint alleges that the defendants’ activities in producing and combusting coal and other carbon-based fuels resulted in the emission of greenhouse gasses that caused significant climate change and increased the frequency and intensity of hurricanes, including Hurricane Katrina. The plaintiffs assert that the defendants knowingly engaged in activities that cause greenhouse warming and have taken no action to utilize currently available mitigation techniques. They assert claims based upon nuisance, trespass, negligence, and fraudulent misrepresentation and concealment. The suit seeks damages for loss of property, personal injury, and damage to property, as well as punitive damages. On June 16, 2006, the plaintiffs filed a motion to dismiss with prejudice the claims asserted against Mirant Corporation in light of the discharge of claims against Mirant Corporation that resulted from the Plan becoming effective on January 3, 2006. On August 7, 2006, the district court granted that motion.

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal Clean Air Act (the “Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the Company subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company’s subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown plants in Maryland will be installing a variety of emissions control equipment on those plants to comply with the Maryland Healthy Air Act, but that equipment will not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company subsidiary owning or leasing the plant at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease the plants.

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

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by Mirant Mid-Atlantic, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

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

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit to Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, described below in Environmental Matters—Mirant Potomac River Downwash Study, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court has not yet approved the Amended Consent Decree. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, Mirant Mid-Atlantic and the MDE entered into an agreement to allow Mirant Mid-Atlantic to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, Mirant Mid-Atlantic agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia

Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground-level concentrations of emissions. If the modeling analysis indicated that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order required Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order.

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS violations. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by Pennsylvania New Jersey Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after November 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Also, an alarm system and six ambient SO2 monitors in various sites near the facility signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled predictions and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO.

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

Suit Regarding Chalk Point Emissions.   By letter dated June 15, 2006, four environmental advocacy organizations—Environmental Integrity Project- Chesapeake Climate Action Network- Patuxent Riverkeeper and Environment Maryland Research and Policy Center—notified Mirant and Mirant Mid-Atlantic that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits set by the permits for Chalk Point unit 3 and unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan. On August 14, 2006, the Bankruptcy Court entered an order agreed to by the parties enjoining the four organizations from seeking monetary damages for any alleged violations occurring on or before January 3, 2006. As part of that order, the organizations agreed not to file a complaint initiating litigation concerning the alleged violations until August 30, 2006.

On August 29, 2006, MDE filed a complaint against Mirant Chalk Point in the Circuit Court for Prince George’s County, Maryland, based upon the alleged violations of the opacity limits applicable to Chalk Point units 3 and 4 that were the focus of the June 15, 2006, notice letter from the environmental organizations seeking civil penalties, injunctive relief and costs. Simultaneously with the filing of the complaint, Mirant Chalk Point and the MDE filed a proposed Consent Decree to resolve the issues raised by the Complaint. That Consent Decree was approved by the Maryland court on September 11, 2006. The Consent Decree subjects Chalk Point unit 3 to more stringent opacity and particulate standards and requires it when burning fuel oil to use fuel oil with a lower sulfur content than previously allowed under its permits. Mirant Chalk Point agreed in the Consent Decree to burn natural gas in Chalk Point units 3 and 4 for 95% of their heat input during certain months, subject to certain exceptions.

On August 30, 2006, the four environmental organizations filed suit in the United States District Court for the District of Maryland against Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point asserting that emissions from Chalk Point units 3 and 4 had violated opacity limits set under the Clean Air Act and state law on numerous occasions since January 4, 2006. The plaintiffs seek an injunction prohibiting further violations by Chalk Point units 3 and 4 of the Clean Air Act, civil penalties of up to $32,500 for each violation of the Clean Air Act, additional civil penalties for mitigation projects, and attorneys’ fees. On September 22, 2006, the Mirant defendants filed a motion to dismiss, arguing that under the Clean Air Act the MDE’s prosecution of the same alleged violations in the Maryland state court proceeding and their resolution through the Consent Decree barred the plaintiffs’ suit.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company’s Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Company and its subsidiaries that have emerged from bankruptcy made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between itself and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to a consent decree entered into on June 11, 2003 (the “2003 Consent Decree”), by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. Under the 2003 Consent Decree, Mirant Lovett is required to make an election to install certain environmental controls on units 5 and 4 of the Lovett facility or shut down those units by 2007 to 2008, respectively. The State of New York notes in its notice of administrative claim that the cost of implementing such environmental controls could exceed $200 million. On October 19, 2006, Mirant Lovett notified the New York Public Service Commission and the NYISO of its intent to discontinue operation of unit 5 of the Lovett facility in April 2007 in accordance with the requirements of the 2003 Consent Decree. If Mirant Lovett is able to agree with the State of New York and the NYSDEC on alternative control technologies that would allow unit 5 to remain in operation past April 30, 2007, then Mirant Lovett may rescind the notice of its intent to discontinue operations at unit 5. The State of New York and the NYSDEC have executed a stipulated order with the Company and its

New York subsidiaries to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

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

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserted, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic requested the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria filed a petition with the Virginia Supreme Court seeking to appeal this judgment, and on September 11, 2006, the Virginia Supreme Court agreed to hear the appeal.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in the bankruptcy proceedings asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties would resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims in the bankruptcy proceedings have appealed that order, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

New York Tax Proceedings

The Company’s subsidiaries that own the Bowline and Lovett generating plants in New York are the petitioners in various proceedings (“Tax Certiorari Proceedings”) initially brought in the New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments for tax years 1995 through 2006. Mirant Bowline succeeded to rights held by Orange & Rockland for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2006. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

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

Collectively, Mirant Bowline and Mirant Lovett have not paid approximately $58 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003, and January 30, 2004, approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004, and January 30, 2005, approximately $59 million assessed by local taxing authorities on the generating facilities for 2005 that fell due on September 30, 2005, and January 30, 2006, and $40 million assessed by local taxing authorities on the generating facilities for 2006 that fell due on September 30, 2006, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, January 30, 2005, September 30, 2005, January 30, 2006, and September 30, 2006, could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

On June 23, 2006, the Bankruptcy Court entered an order indicating that it would determine the disputed property tax liabilities in response to the Tax Determination Motion if the New York state court in which the Tax Certiorari Proceedings are pending had not issued a ruling by October 21, 2006. On August 11, 2006, and August 28, 2006, the New York state court issued decisions addressing Mirant Bowline’s challenges to the assessed values of the Bowline facility for the years 1995 to 2003 and Mirant Lovett’s challenges to the assessed values of the Lovett facility for the years 2000 to 2003. Except for 1996, where it found that Mirant Bowline had failed to perfect its challenge to the assessed value of the Bowline facility, the New York state court concluded that the value of the Bowline facility and the Lovett facility in each year was substantially less than the assessed value set by the taxing authorities. The Company estimates that the decisions rendered by the New York state court with respect to the tax challenges asserted by Mirant Bowline and Mirant Lovett will result in refunds that with interest will cover the majority of the unpaid taxes for the Bowline and Lovett facilities, taking into account the reduction in those unpaid taxes that would occur under the decisions. Mirant Bowline and Mirant Lovett have appealed the decisions of the New York state court, and the relevant taxing authorities have cross-appealed.

On October 3, 2006, the County of Rockland, New York, filed a motion with the Bankruptcy Court asking it to compel Mirant Bowline and Mirant Lovett to pay the real property taxes owed for 2003 through 2006 based upon the values of the Bowline and Lovett facilities for 2003 determined by the New York state court. The County of Rockland asserts that the New York state court’s determination of the value of those facilities for 2003 should also fix their assessed values for the subsequent three years under section 727 of New York Real Property Tax Law. The County asserts that the unpaid taxes total $111 million, with penalties and interest. On October 5, 2006, Mirant, Mirant New York, Mirant Bowline and Mirant Lovett filed a complaint with the Bankruptcy Court requesting that it determine the real property taxes owed by Mirant Bowline and Mirant Lovett for 2004 through 2006, that any refunds owed to Mirant Bowline and Mirant Lovett should be treated as payments of or set off against the unpaid taxes, and that the penalties and interest potentially owed on the unpaid taxes should be reduced or eliminated. The Mirant plaintiffs argue that the pending appeals of the rulings entered by the New York state court and exceptions set out in section 727 of New York Real Property Tax Law cause the rulings by the New York state court not to be determinative of the values of the plants for any year after 2003.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies

Swinging Bridge.   On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam from water flow through a hole in the penstock. The dam is currently stabilized, and Mirant NY-Gen is performing additional remediation repairs. Mirant NY-Gen currently expects to incur additional costs to repair the dam that could be material and to recover insurance proceeds for a portion of these repair costs. By letter dated June 14, 2006, the FERC authorized Mirant NY-Gen to proceed with its remediation plan for the sinkhole. The FERC has also concurred with the results of Mirant NY-Gen’s flood study for its New York Swinging Bridge, Rio and Mongaup generation facilities, which study concluded that no additional remediation is required. The Bankruptcy Court authorized Mirant NY-Gen to proceed with implementation of the remediation plan on June 29, 2006. The current estimated cost to remediate the dam at Swinging Bridge is approximately $23 million, of which approximately $17 million had been incurred through September 30, 2006. The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

California Settlement.   The California Settlement described above in California and Western Power Markets—FERC Refund Proceedings included a provision that either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration of $70 million (the “CC8 Alternative Consideration”). To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim in the bankruptcy proceedings against Mirant Delta, LLC (“Mirant Delta”) that resulted in a distribution to PG&E of cash and Mirant common stock with a value of approximately $70 million. PG&E was required to liquidate the common stock received as part of that distribution and place the net resulting amount plus any cash received into an escrow account.

The California Settlement provides that if the transfer of the CC8 Assets to PG&E does not occur on or before June 30, 2008, then the CC8 Alternative Consideration is to be paid to PG&E and the Mirant Settling Parties will retain the CC8 Assets. If PG&E closes on its acquisition of the CC8 Assets, the funds in the escrow account will be paid to Mirant Delta. The transfer is expected to be completed before the end of 2006. In the period that the CC8 Assets are transferred to PG&E and the $70 million escrow account is paid to Mirant Delta, the Company expects to recognize a gain for the amount by which the escrow account exceeds the carrying amount of the CC8 Assets. The estimated amount of that gain is approximately $24 million and will be included in other income in the Company’s consolidated statements of operations.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with Mirant’s unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are a competitive energy company that produces and sells electricity in the United States, the Philippines and the Caribbean. During the third quarter of 2006, we commenced auction processes to sell our Philippine and Caribbean businesses and certain of our U.S. natural gas-fired intermediate and peaking assets. These sales are expected to close by mid-2007. Our continuing operations consist of power generation facilities located in the United States and our energy trading and marketing operations. Our continuing business is approximately 10,700 megawatts (“MW”) located in highly concentrated markets that are characterized by low and declining reserve margins.

During the third quarter of 2006, we repurchased 43 million shares of Mirant common stock for an aggregate purchase price of approximately $1.23 billion. To pay for the shares tendered in the offer and related expenses, we utilized approximately $315 million of cash on hand at Mirant Corporation and approximately $915 million of distributions or repayments from our subsidiaries, including approximately $175 million and $740 million distributed or repaid from Mirant Americas Generation, LLC (“Mirant Americas Generation”) and Mirant Asia-Pacific Limited and its subsidiaries, respectively.

In September 2006, we announced a $100 million share repurchase program which was authorized by our Board of Directors in August of 2006. Accordingly, we announced that we intend, from time to time, until September 30, 2007, as business conditions warrant, to purchase shares of Mirant common stock on the open market or in negotiated transactions.

Upon completion of the business and asset sales, we plan to continue returning cash to our shareholders. The amount of cash returned will be based on preserving the credit profile of the continuing operations, retaining sufficient working capital to manage fluctuations in commodity prices and maintaining adequate liquidity for expected cash requirements including, among other things, capital expenditures. The sale of the Mirant Zeeland, LLC (“Zeeland”) and Mirant Texas, LP (“Bosque”) plants is subject to the terms of the Mirant North America, LLC (“Mirant North America”) indebtedness, including provision with respect to the mandatory prepayment and/or reinvestment of the sale proceeds and the requirement to secure a credit rating affirmation.

Our gross margin for the three and nine months ended September 30, 2006, was $617 million and $1.633 billion, respectively. These amounts included significant unrealized gains from hedging activities primarily due to the decline in forward power prices from December 31, 2005 levels. Our realized gross margin for the three and nine months ended September 30, 2006, was $389 million and $995 million, respectively, compared to $370 million and $720 million, respectively, for the same periods in 2005.

Prior to 2006, we hedged a substantial portion of our Mid-Atlantic baseload coal-fired generation and our New England intermediate oil-fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the nine months ended September 30, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this period than for the same period in 2005. Our intermediate and peaking generation volumes generally were lower in the nine months ended September 30, 2006, than in the same period of 2005, due primarily to lower generation from our oil-fired units as a result of lower power prices combined with sharply higher oil prices in 2006.

In January 2006, our Mirant Mid-Atlantic subsidiary entered into financial swap transactions with a counterparty pursuant to which Mirant Mid-Atlantic economically hedged approximately 80%, 50% and 50% of its expected on-peak coal-fired baseload generation for 2007, 2008 and 2009, respectively. The financial swap transactions are senior unsecured obligations of Mirant Mid-Atlantic and do not require the posting of cash collateral either for initial margin or for securing exposure due to changes in power prices.

Cash flows from operations provided $274 million of cash for the nine months ended September 30, 2006, which was comprised of cash provided by continuing operations of $11 million and cash provided by discontinued operations of $263 million. Included in cash provided from continuing operations was $765 million paid for bankruptcy claims and interest on bankruptcy claims.

Our cash flows from financing activities reflect our $1.23 billion repurchase of common stock, our third quarter debt issuances and repayments related to our discontinued operations, our first quarter exit financing as part of our bankruptcy emergence and the first quarter payment of approximately $1.035 billion of bankruptcy claims related to outstanding indebtedness.

Results of Operations

Our continuing operations consist primarily of power generation (approximately 10,700 MW of generating capacity) and energy trading and marketing activities managed as a combined business. In the third quarter of 2006, we announced the planned sales of our businesses in the Philippines and the Caribbean and certain U.S. natural gas-fired assets. In prior periods, our Philippine and Caribbean businesses have been managed and reported as separate operating segments. The results of operations related to the planned dispositions have been reclassified to discontinued operations in the unaudited condensed consolidated statements of operations for each period. As a result, our continuing business is managed and reported as one operating segment.

The following table summarizes the results of our operations for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Gross margin	$617	$(101)	$718	$1,633	$319	$1,314
Operating expenses:
Operations and maintenance	184	170	14	546	513	33
Depreciation and amortization	35	33	2	103	100	3
Impairment losses	120	2	118	120	9	111
Loss (gain) on sales of assets, net	(3)	2	(5)	(49)	29	(78)
Total operating expenses	336	207	129	720	651	69
Operating income (loss)	281	(308)	589	913	(332)	1,245
Total other expense, net	34	1,168	(1,134)	137	1,185	(1,048)
Income (loss) from continuing operations before reorganization items and income taxes	247	(1,476)	1,723	776	(1,517)	2,293
Reorganization items, net	—	83	(83)	—	115	(115)
Provision (benefit) for income taxes	—	—	—	2	(28)	30
Income (loss) from continuing operations	247	(1,559)	1,806	774	(1,604)	2,378
Income (loss) from discontinued operations	(273)	44	(317)	(234)	90	(324)
Net income (loss)	$(26)	$(1,515)	$1 ,489	$540	$(1,514)	$2,054

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Lovett, Kendall, Hillburn, Shoemaker, Grahamsville, Martha’s Vineyard, Swinging Bridge, Rio, Mongaup and Wyman facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other includes proprietary trading, the elimination of intercompany transactions between subsidiaries and gains and losses related to our Back-to-Back Agreement with Pepco and Transition Power Agreements (“TPAs”) with Pepco.

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Decrease	2006	2005	Decrease
Mid-Atlantic	44%	51%	(7)%	36%	40%	(4)%
Northeast	22%	40%	(18)%	18%	34%	(16)%
California	8%	13%	(5)%	6%	7%	(1)%
Total	30%	39%	(9)%	24%	31%	(7)%

The following table summarizes power generation volumes by region for the three and nine months ended September 30, 2006 and 2005 (in gigawatt hours):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Decrease	2006	2005	Decrease
Mid-Atlantic	5,066	5,922	(856)	12,385	13,964	(1,579)
Northeast	1,476	2,713	(1,237)	3,640	6,843	(3,203)
California	414	671	(257)	943	1,147	(204)
Total	6,956	9,306	(2,350)	16,968	21,954	(4,986)

Gross Margin

The following tables detail gross margin by realized and unrealized margin for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$267	$186	$453	$215	$(273)	$(58)
Northeast	77	8	85	82	(194)	(112)
California	40	1	41	30	(3)	27
Other	5	33	38	43	(1)	42
Total	$389	$228	$617	$370	$(471)	$(101)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$597	$511	$1,108	$457	$(263)	$194
Northeast	292	41	333	189	(181)	8
California	93	2	95	79	(2)	77
Other	13	84	97	(5)	45	40
Total	$995	$638	$1,633	$720	$(401)	$319

Three Months Ended September 30, 2006 versus September 30, 2005

Our gross margin increased by $718 million for the three months ended September 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Three Months Ended September 30, 2006
	Mid-Atlantic	Northeast	California	Other	Total
Energy(1)	$239	$45	$12	$21	$317
Contracted and capacity(2)	12	14	30	(16)	40
Incremental realized value of hedges(3)	16	18	(2)	—	32
Unrealized gains (losses)(4)	186	8	1	33	228
Total	$453	$85	$41	$38	$617

	Three Months Ended September 30, 2005
	Mid-Atlantic	Northeast	California	Other	Total
Energy(1)	$368	$96	$(1)	$52	$515
Contracted and capacity(2)	21	11	30	(9)	53
Incremental realized value of hedges(3)	(174)	(25)	1	—	(198)
Unrealized gains (losses)(4)	(273)	(194)	(3)	(1)	(471)
Total	$(58)	$(112)	$27	$42	$(101)

	Three Months Ended September 30, 2006 vs. September 30, 2005
	Mid-Atlantic	Northeast	California	Other	Total
Energy(1)	$(129)	$(51)	$13	$(31)	$(198)
Contracted and capacity(2)	(9)	3	—	(7)	(13)
Incremental realized value of hedges(3)	190	43	(3)	—	230
Unrealized gains (losses)(4)	459	202	4	34	699
Total	$511	$197	$14	$(4)	$718

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

Mid-Atlantic operations gross margin increased by $511 million primarily due to the following:

•       an increase of $459 million related to hedging activities as a result of $186 million of unrealized gains for the three months ended September 30, 2006, compared to unrealized losses of $273 million for the same period in 2005. Unrealized gains in 2006 are primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period, partially offset by the settlement of power contracts for which unrealized gains had previously been recorded. Unrealized losses for the third quarter of 2005 were primarily due to increases in power prices as a result of increased gas prices;

•       an increase of $190 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       a decrease of $129 million in energy primarily related to lower power prices and lower generation volumes. Power prices were lower due to significantly lower gas prices in 2006 compared to the same period in 2005. Our baseload coal units volumes decreased slightly and our 14% total decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A sharp decrease in power prices combined with average oil prices that were somewhat higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period.

Northeast operations gross margin increased by $197 million primarily due to the following:

•       an increase of $202 million related to hedging activities as a result of $8 million of unrealized gains for the three months ended September 30, 2006, as compared to unrealized losses of $194 million for the same period in 2005. Unrealized losses for the third quarter of 2005 were primarily due to increases in power prices as a result of increased gas prices;

•       an increase of $43 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher prices than market prices for the period, partially offset by less favorable results from the settlement of fuel contracts compared to the prior period; and

•       a decrease of $51 million in energy, primarily related to lower generation volumes. Our 46% decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A sharp decrease in power prices combined with average oil prices that were slightly higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period.

California operations gross margin increased by $14 million in energy primarily due to several days of extreme heat in July 2006, which allowed us to earn incremental gross margin on units that were under a tolling agreement for the same period in 2005.

Other gross margin decreased $4 million and includes the following:

•       an increase of $34 million related to unrealized gains on our proprietary trading activities and the Back-to-Back Agreement. For the three months ended September 30, 2006 we had unrealized gains of $11 million related to the Back-to-Back Agreement and $21 million from proprietary trading activities. For the same period in 2005, we had unrealized gains related to the Back-to-Back Agreement of $63 million and unrealized losses of $64 million from our proprietary trading activities;

•       a decrease of $31 million in energy primarily due to a decrease of $12 million in realized margin from our proprietary trading activities and a $19 million lower of cost or market adjustment on our oil inventory during the quarter due to a decline in oil prices; and

•       a decrease of $7 million in contracted and capacity due to a decrease of $29 million in realized losses on the Back-to-Back Agreement, partially offset by an increase of $21 million due to lower realized losses on the hedges related to the Back-to-Back Agreement due to the expiration of one of the PPAs under that agreement.

Operating Expense, net

Our operating expenses increased by $129 million for the three months ended September 30, 2006, as compared to the same period in 2005 due to an increase in impairment losses of $118 million primarily due to the $120 million write-down of the Bowline unit 3 suspended construction project. See Note C for further discussion of this impairment loss.

Other Expense, net

Our other expense, net decreased by $1.134 billion for the three months ended September 30, 2006, compared to the same period in 2005 primarily due to the following:

•       interest expense decreased by $1.103 billion primarily due to the inclusion of $1.2 billion of interest on liabilities subject to compromise in 2005; and

•       other, net includes a gain on sale of investments of $13 million in 2006 related to the sale of a portion of our investment in InterContinental Exchange, Inc. We sold our remaining investment in InterContinental Exchange, Inc. in October 2006 for approximately $41 million and will recognize a gain of approximately $40 million in the fourth quarter of 2006.

Reorganization Items, net

Reorganization items, net of $83 million for the three months ended September 30, 2005, represented amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

Discontinued Operations

During the third quarter of 2006, we commenced auction processes to sell our Philippine and Caribbean businesses and six intermediate and peaking natural gas-fired plants in the United States. Accordingly, the results of operations related to the planned sales were reclassified to income (loss) from discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.

For the three months ended September 30, 2006, we reported a loss from discontinued operations of $273 million, which includes the reclassification of the results of operations related to the planned dispositions. Included in the loss from discontinued operations was an impairment loss of $396 million to write-down the U.S. gas-fired assets to estimated fair value.

For the three months ended September 30, 2005, we reported income from discontinued operations of $44 million, which includes the reclassification of the results of operations related to the planned dispositions and income related to the Wichita Falls facility and the Wrightsville generating facility.

See Note B for additional information related to planned dispositions and discontinued operations.

Nine Months Ended September 30, 2006 versus September 30, 2005

Our gross margin increased $1.314 billion for the nine months ended September 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Nine Months Ended September 30, 2006
	Mid-Atlantic	Northeast	California	Other	Total
Energy(1)	$457	$151	$13	$60	$681
Contracted and capacity(2)	31	32	82	(47)	98
Incremental realized value of hedges(3)	109	109	(2)	—	216
Unrealized gains (losses)(4)	511	41	2	84	638
Total	$1,108	$333	$95	$97	$1,633

	Nine Months Ended September 30, 2005
	Mid-Atlantic	Northeast	California	Other	Total
Energy(1)	$636	$177	$(1)	$51	$863
Contracted and capacity(2)	49	28	79	(56)	100
Incremental realized value of hedges(3)	(228)	(16)	1	—	(243)
Unrealized gains (losses)(4)	(263)	(181)	(2)	45	(401)
Total	$194	$8	$77	$40	$319

	Nine Months Ended September 30, 2006 vs. September 30, 2005
	Mid-Atlantic	Northeast	California	Other	Total
Energy(1)	$(179)	$(26)	$14	$9	$(182)
Contracted and capacity(2)	(18)	4	3	9	(2)
Incremental realized value of hedges(3)	337	125	(3)	—	459
Unrealized gains (losses)(4)	774	222	4	39	1,039
Total	$914	$325	$18	$57	$1,314

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

Mid-Atlantic operations gross margin increased by $914 million primarily due to the following:

•       an increase of $774 million related to hedging activities as a result of $511 million of unrealized gains for the nine months ended September 30, 2006, compared to unrealized losses of $263 million for the same period in 2005. Unrealized gains in 2006 are primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period and the settlement of power contracts in 2006 for which unrealized losses had been recognized in prior periods. In the nine months ended September 30, 2005, increases in power prices as a result of increased gas prices were the primary driver for the unrealized losses for that period, partially offset by the settlement of power contracts for which unrealized losses had previously been recognized and an increase in the value of fuel hedges due to higher fuel prices;

•       an increase of $337 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       a decrease of $179 million in energy primarily related to lower power prices and lower generation volumes as well as increased expenses for sulfur dioxide (“SO2”) emissions allowances. Power prices were lower due to significantly lower gas prices in 2006 compared to the same period in 2005. Our baseload coal units volumes were relatively unchanged and our 11% total decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A slight decrease in power prices combined with average oil prices that were sharply higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period.

Northeast operations gross margin increased by $325 million primarily due to the following:

•       an increase of $222 million related to hedging activities as a result of $41 million of unrealized gains for the nine months ended September 30, 2006, as compared to unrealized losses of $181 million for the same period in 2005. Unrealized losses for 2005 were primarily due to increases in power prices as a result of increased gas prices, partially offset by an increase in the value of fuel hedges due to higher fuel prices;

•       an increase of $125 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher than market prices for the period, compared to the settlement of power contracts at lower than market prices in 2005, partially offset by less favorable results on fuel hedges; and

•       a decrease of $26 million in energy primarily related to lower generation volumes. Our 47% decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A 12% decrease in power prices combined with average oil prices that were 21% higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period. This decrease was partially offset by a $38 million increase in intercompany sales of emissions allowances.

California operations gross margin increased by $18 million primarily due to several days of extreme heat in July 2006, which allowed us to earn incremental gross margin on units that were under a tolling agreement for the same period in 2005.

Other gross margin increased $57 million and includes the following:

•       an increase of $39 million related to unrealized gains in our proprietary trading and the Back-to-Back Agreement. For the nine months ended September 30, 2006, we had unrealized gains of $45 million related to the Back-to-Back Agreement and $39 million for our proprietary trading activities. For the same period in 2005, we had unrealized gains of $101 million related to the Back-to-Back Agreement and unrealized losses from our proprietary trading activities of $64 million;

•       an increase of $9 million in contracted and capacity due to a decrease of $14 million in realized losses on the Back-to-Back Agreement, offset by an increase of $23 million due to lower realized losses on the hedges related to the Back-to-Back Agreement due to the expiration of one of the PPAs under that agreement; and

•       an increase of $9 million in energy primarily consisting of 1) an increase of $27 million in realized margin from our proprietary trading activities, which includes a $19 million lower of cost or market adjustment on our oil inventory during the third quarter of 2006 due to a decline in oil prices and 2) a decrease of $13 million due to the elimination of intercompany emissions allowances transactions.

Operating Expense, net

Our operating expenses increased by $69 million for the nine months ended September 30, 2006, compared to the same period in 2005 primarily due to the following:

•       an increase in impairment losses of $111 million primarily due to the $120 million impairment loss on Bowline unit 3. See Note C for further discussion regarding impairment losses;

•       an incremental net gain on sales of assets of $78 million. In 2006, gain on sales of assets includes a $40 million gain from the sale of our remaining claims in the Enron bankruptcy and a $6 million gain on the sale of the Mirant Service Center. In 2005, loss on sales of assets includes a loss of $21 million on our Wyandotte facility and a loss of $7 million on our Mint Farm construction project; and

•       an increase in operations and maintenance expense of $33 million due to bankruptcy proceedings. Prior to our emergence from bankruptcy, these costs were recorded in reorganization items, net on our unaudited condensed consolidated statements of operations.

Other Expense, net

Our other expense, net decreased by $1.048 billion for the nine months ended September 30, 2006, compared to the same period in 2005 primarily due to the following:

•       interest expense decreased by $969 million primarily due to the inclusion of $1.2 billion of interest on liabilities subject to compromise in 2005;

•       interest income increased $52 million due to higher cash balances and lower collateral requirements due to the settlement of contracts and a decline in power prices during the period; and

•       other net, includes a gain on sale of investments of $15 million related to the sale of a portion of our investment in InterContinental Exchange, Inc. We sold our remaining investment in InterContinental Exchange, Inc. in October 2006 and will recognize a gain of approximately $40 million during the fourth quarter of 2006.

Reorganization Items, net

Our reorganization items, net of $115 million for the nine months ended September 30, 2005, represented amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

Provision for Income Taxes

The $28 million benefit for income taxes for the nine months ended September 30, 2005, is primarily due to adjustments of $17 million including a favorable settlement of foreign taxes for our Netherlands subsidiaries and $12 million to adjust our expected domestic tax refunds (net).

Discontinued Operations

During the third quarter of 2006, we commenced auction processes to sell our Philippine and Caribbean businesses and six intermediate and peaking natural gas-fired plants in the United States. Accordingly, the results of operations related to the planned sales were reclassified to income (loss) from discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.

For the nine months ended September 30, 2006, we reported a loss from discontinued operations of $234 million, which includes the reclassification of the results of operations related to the planned dispositions and income related to the Wichita Falls facility. Included in the loss from discontinued operations is an impairment loss of $396 million to write-down the U.S. natural gas-fired assets to estimated fair value.

For the nine months ended September 30, 2005, we reported income from discontinued operations of $90 million, which includes the reclassification of the results of operations related to the planned dispositions and income related to the Wichita Falls facility and the Wrightsville generating facility.

At December 31, 2005, we had deferred tax assets of $84 million related to the anticipated future tax benefits of unrealized foreign exchange losses arising from the U.S. dollar denominated borrowings of our Philippine entities. In the second quarter of 2006, final regulations governing the selection and use of a functional currency for Philippine tax reporting purposes became effective. We have determined that these regulations require us to maintain our local statutory filing in U.S. dollars converted to Philippine pesos for Philippine tax reporting purposes for all tax years ending after December 31, 2004. Accordingly, for 2006, we have recognized an additional income tax provision of $72 million (net of the related withholding tax). We also experienced an increase in the income tax provision of $30 million for the nine months ended September 30, 2006, related to the effects of the expiration of the Sual tax holiday in 2005, offset by the reversal of an $11 million tax contingency related to prior tax years net of related withholding tax.

We will determine whether any additional distributions will be made from our foreign subsidiaries included in discontinued operations based on the asset purchase and sale agreement executed for those operations. As part of the sale of our foreign subsidiaries, we will reassess the accrued withholding taxes of $120 million currently recorded as liabilities in our unaudited condensed consolidated balance sheets.

See Note B for additional information related to planned dispositions and discontinued operations including updates on outages on our Sual generation facility and claims by NPC.

Financial Condition

Emergence from Bankruptcy

In connection with the consummation of the Plan of Reorganization (the “Plan”) on January 3, 2006, all shares of old Mirant’s common stock were cancelled and 300 million new shares of common stock were issued, of which 276.5 million shares were distributed to holders of unsecured claims and equity securities, and 23.5 million shares were reserved for unresolved claims. We also issued two series of warrants, expiring January 3, 2011, that entitle the holders to purchase an aggregate of approximately 53 million shares of common stock. In addition, approximately 19 million shares were reserved for issuance under the Omnibus Incentive Compensation Plan for employees and directors. Our authorized capital stock consists of 1.5 billion shares of common stock and 100 million shares of preferred stock. As part of the Plan, we eliminated approximately $5.9 billion of debt and approximately $2.6 billion of additional claims and disputes through our distribution or planned distribution of new common stock and $1.9 billion in cash among our creditors. At September 30, 2006, 21.2 million shares of common stock remain reserved for unresolved claims. See Note K - Chapter 11 Proceedings for further discussion of unresolved claims.

On December 23, 2005, our subsidiary Mirant North America issued $850 million of 7.375% senior unsecured notes due 2013 (the “Old Notes”). These notes were issued in a private placement and were not registered with the Securities and Exchange Commission (“SEC”). The funds from this issuance initially were placed in escrow and were released from escrow on January 3, 2006. On August 4, 2006, Mirant North America completed an exchange offer for the Old Notes, whereby $849.965 million of senior notes registered under the Securities Act (the “New Notes”) were exchanged for an equal amount of the Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights. On January 3, 2006, Mirant North America also entered into an $800 million senior secured revolving credit facility and a $700 million senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. As of September 30, 2006, there were approximately $185 million of letters of credit outstanding and $800 million available under the senior secured revolving credit facility.

Use of Proceeds from Planned Dispositions

During the third quarter of 2006, we commenced auction processes to sell our Philippines and Caribbean businesses and the following U.S. intermediate and peaking natural gas-fired plants: Zeeland, West Georgia Generating Company, LLC (“West Georgia”), Shady Hills Power Company, LLC (“Shady Hills”), Mirant Sugar Creek, LLC (“Sugar Creek”), Bosque and Mirant Las Vegas, LLC (“Apex”), representing a total of 3,508 MW. We plan to continue returning cash to our shareholders upon completion of the planned sales. The amount of cash returned will be determined based on the outlook for the continuing business (1) to preserve the credit profile of the continuing business, (2) to maintain adequate liquidity for expected cash requirements including, among other things, capital expenditures for the continuing business and (3) to retain sufficient working capital to manage fluctuations in commodity prices. Proceeds from the sales of the Zeeland and Bosque units will be utilized pursuant to the covenants contained in the Mirant North America debt instruments.

Several of the credit facilities and the capital markets debt of our Philippine and Caribbean subsidiaries contain “change of control” provisions. Such provisions provide creditors the right to require the borrowing entity to repay, in whole or in part, the amount owed by the borrower after the change in control occurs. Such change of control provisions would become effective upon the consummation of a transaction that triggers such provisions, such as a sale of our ownership interests in the respective subsidiary that is the obligor under such indebtedness. We expect that, in connection with all such sales, such indebtedness will be prepaid with the proceeds of long-term financing arranged by the purchasers or that the purchasers will obtain waivers of the change of control provisions from the existing lenders.

The sale of the Zeeland and Bosque units is subject to the terms of the Mirant North America indebtedness, including a provision with respect to the mandatory prepayment and/or reinvestment of the sale proceeds and the requirement to secure a credit rating affirmation.

Cash Flows

Continuing Operations

Operating Activities.   Our cash provided by operating activities is impacted by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $582 million for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to the following:

•       an increase in realized gross margin of $275 million for the nine months ended September 30, 2006, compared to the same period in 2005. See Results of Operations for additional discussion of our improved performance in 2006 compared to the same period in 2005;

•       a change in collateral levels of $1.226 billion in the nine months ended September 30, 2006, compared to the same period in 2005. The decrease in collateral requirements is due to the settlement of energy contracts combined with energy price declines in the nine months ended September 30, 2006, as compared to the same period in 2005. For the nine months ended September 30, 2006, $529 million of cash collateral from brokers and counterparties has been returned to us. Significant increases in energy prices in the third quarter of 2005 and the resulting large unrealized losses on our forward power sales contracts required us to post additional collateral of $697 million during the nine months ended September 30, 2005;

•       an increase in bankruptcy related claims and expenses of $693 million. In 2006 we paid bankruptcy claims of $765 million. Our remaining claims payable and estimated claims accrual is $148 million at September 30, 2006. We paid $115 million in the nine months ended September 30, 2005 related to professional fees and other expenses associated with the bankruptcy proceedings;

•       a remittance of $70 million to Pepco in the third quarter of 2006. See Note K for further discussion of the settlement agreement with Pepco; and

•       in 2006, we made interest payments of $108 million.

Investing Activities.   Net cash used in investing activities from continuing operations was $17 million for the nine months ended September 30, 2006, compared to cash provided by investing activities from continuing operations of $12 million for the same period in 2005. This difference was primarily due to the following:

•       an increase of $15 million in capital expenditures for 2006 as compared to 2005; and

•       a decrease in proceeds from the sales of assets of $15 million. In 2006, we received $81 million in proceeds from the sale of investments, which included $45 million from the sale of bankruptcy claims against Enron and its subsidiaries, $12 million from the sale of the Mirant Service Center and $16 million from the sale of a portion of our investment in InterContinental Exchange, Inc. In 2005, we received $63 million in proceeds from the sale of Coyote Springs 2 and $4 million in additional proceeds from the 2004 sale of Bowline gas turbines and $25 million from the sale of Wyandotte’s equipment and turbines.

Financing Activities.   Net cash used in financing activities from continuing operations was $724 million for the nine months ended September 30, 2006, compared to cash provided by financing activities of $99 million for the same period in 2005. This difference was primarily due to the following:

•       an increase in proceeds from the issuance of long-term debt of approximately $2 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan, and $465 million drawn on the Mirant North America senior secured revolving credit facility. In 2005, proceeds from the issuance of long-term debt represented pre-petition letters of credit being drawn upon by counterparties and banks;

•       an increase in repayments of long-term debt comprised of the repayment of $465 million on the Mirant North America senior secured revolving credit facility and $990 million of principal payments for debt settled under the Plan; and

•       the purchase of 43 million shares of the Company’s common stock for $1.23 billion pursuant to our tender offer during the third quarter of 2006.

Discontinued Operations

Operating Activities.   Cash provided by operating activities from discontinued operations decreased $34 million for the nine months ended September 30, 2006 compared to the same period in 2005.

Investing Activities.   Net cash used in investing activities from discontinued operations was $123 million for the nine months ended September 30, 2006, compared to cash provided by investing activities from discontinued operations of $29 million for the same period in 2005. This difference was primarily due to the following:

•       the purchase in 2006 of the remaining 5.15% ownership in Mirant Sual for $36 million and the purchase of the remaining 4.26% interest in Mirant Pagbilao for $40 million;

•       a decrease of $77 million from the sale of investments; and

•       a decrease in capital expenditures of $12 million.

Financing Activities.   Net cash provided by financing activities from discontinued operations was $259 million for the nine months ended September 30, 2006, compared to cash used in financing activities of $120 million for the same period in 2005. This difference was primarily due to the following:

•       an increase in proceeds from the issuance of long-term debt primarily due to the issuance in 2006 of $700 million by Mirant Asia-Pacific, $100 million by Mirant Trinidad Investments, LLC (“Mirant Trinidad Investments”), $180 million by Mirant JPSCO Finance LTD and $9 million by Grand Bahama Power Company;

•       an increase of $647 million of repayments of long-term debt primarily due to the repayment in 2006 of $551 million by Mirant Asia-Pacific, $151 million by Mirant JPSCO Finance LTD, $73 million by Mirant Trinidad Investments and $47 million by West Georgia; and

•       $30 million in funding by Mirant Trinidad Investments during 2006 in accordance with the terms and conditions of a shareholder loan agreement for the construction and installation of new generating units at Point Lisas, Trinidad.

See Note B to the unaudited condensed consolidated financial statements for additional information about debt issuance in 2006 related to discontinued operations.

Total Cash, Cash Equivalents and Credit Facility Availability

At September 30, 2006, we have total cash, cash equivalents, and credit facility availability of approximately $1.7 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Corporation and its subsidiaries at September 30, 2006 and December 31, 2005 (in millions):

	At September 30, 2006	At December 31, 2005
Cash and Cash Equivalents:
Mirant Corporation	$278	$354
Mirant Americas Generation	19	129
Mirant Mid-Atlantic	130	276
Mirant North America	550	19
Other	31	290
Total cash and cash equivalents	1,008	1,068
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements	128	14
Total available cash and cash equivalents	880	1,054
Available under credit facilities	815	—
Available under the DIP Facility	—	249
Total cash, cash equivalents and credit facilities availability	$1,695	$1,303
Cash and cash equivalents of discontinued operations	$212	$483

Tender Offer.   During the third quarter of 2006, we repurchased 43 million shares of our common stock for approximately $1.23 billion. We paid for the shares tendered in the offer and related expenses with approximately $315 million of cash on hand at Mirant Corporation and approximately $915 million of distributions from subsidiaries, including approximately $175 million and $740 million distributed or repaid from Mirant Americas Generation and Mirant Asia-Pacific Limited and its subsidiaries, respectively.

Approximately $380 million of the amounts distributed or repaid by Mirant Asia-Pacific Limited and its subsidiaries was comprised of net proceeds from and previously restricted cash made available by the consummation of the $700 million Mirant Asia-Pacific Loan Facility drawn on August 15, 2006, by our wholly-owned subsidiaries Mirant Sweden International AB (publ), as borrower, and Mirant Asia-Pacific Limited, and certain of its subsidiaries as guarantors.

On September 28, 2006, we announced that our Board of Directors authorized a $100 million share repurchase program. Accordingly, we announced that we intend, from time to time, until September 30, 2007, as business conditions warrant, to purchase common stock on the open market or in negotiated transactions. As of October 31, 2006, the Company has repurchased 1.18 million shares under this program.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At September 30, 2006, our outstanding issued letters of credit totaled $185 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of September 30, 2006 and December 31, 2005 (in millions):

	At September 30, 2006	At December 31, 2005
Continuing operations:
Cash collateral posted—energy trading and marketing(1)	$90	$619
Cash collateral posted—debt service and rent reserves	—	56
Cash collateral posted—other operating activities	12	11
Letters of credit—energy trading and marketing	89	51
Letters of credit—debt service and rent reserves	75	—
Letters of credit—other operating activities	16	2
	282	739
Discontinued operations:
Assets held for sale—cash collateral posted	156	301
Assets held for sale—letters of credit(2)	5	6
Total	$443	$1,046

(1)          The amount includes approximately $47 million deposited with J.P. Morgan Futures, Inc. as clearing broker as of September 30, 2006.

(2)          There are additional letters of credit of approximately $54 million issued under local credit facilities at some of our Philippine and Caribbean subsidiaries that are not included in the amounts above.

On July 13, 2006, Moody’s Investors Service reduced our corporate credit rating to “B2” and the debt ratings of our subsidiaries were also lowered. Standard and Poor’s also announced that they had placed our corporate credit rating and the debt ratings of our subsidiaries on credit watch.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

In the third quarter of 2006 we commenced auction processes to sell our Philippine and Caribbean businesses and six natural gas-fired plants in the United States. As a result, the debt, off-balance sheet arrangements and contractual obligations of these entities are disclosed as discontinued operations in the notes to the unaudited condensed consolidated financial statements.

Debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2006, are as follows (in millions):

	Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2006	2007	2008	2009	2010	>5 years
Operating leases	$2,360	$48	$121	$129	$151	$149	$1,762
Long-term debt	5,814	68	347	263	264	264	4,608
Claims payable and estimated claims accrual	148	148	—	—	—	—	—
Purchase commitments:
Long-term service agreements	117	1	3	2	4	5	102
Fuel and transportation commitments	500	94	227	89	90	—	—
Power purchase agreements (PPAs)	792	14	52	52	52	54	568
Other purchase commitments	223	223	—	—	—	—	—
Total excluding liabilities subject to compromise	9,954	596	750	535	561	472	7,040
Liabilities subject to compromise	18
Discontinued operations	1,990
Total debt obligations, off-balance sheet arrangements and contractual obligations	$11,962

Operating leases are off-balance sheet arrangements. These amounts primarily relate to our minimum lease payments associated with our lease of the Morgantown and Dickerson baseload units.

Long-term debt includes the current portion of long-term debt and long-term debt on the consolidated balance sheets. Long-term debt also includes estimated interest on debt based on a U.S. Dollar London InterBank Offered Rate (“LIBOR”) curve as of September 28, 2006.

Claims payable and estimated claims accrual primarily consists of allowed bankruptcy claims, estimated unresolved bankruptcy claims that are to be settled in cash and professional fees associated with the bankruptcy proceedings.

Long-term service agreements represent our total estimated commitments under our long-term service agreements associated with turbines installed or in storage.

Fuel and transportation commitments primarily relate to long-term coal agreements and other fuel purchase and transportation agreements. The fair value of certain contracts is included in price risk management assets or price risk management liabilities on our condensed consolidated balance sheets.

PPAs represent the estimated commitments under the PPAs that Mirant assumed in the asset purchase and sale agreement for the Pepco generating assets. The estimated commitment is based on the total remaining megawatt hours (“MWh”) commitment at contractual prices. These contracts are accounted for as derivatives. The fair value of certain agreements at September 30, 2006, is included in price risk management liabilities on our condensed consolidated balance sheets.

Other purchase commitments represent the open purchase orders less invoices received related to open purchase orders for general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generation facilities.

Liabilities subject to compromise on the consolidated balance sheets at September 30, 2006, relate only to our New York subsidiaries that remain in bankruptcy.

Discontinued operations include the debt and obligations related to our planned dispositions of our Philippine and Caribbean businesses and certain U.S. natural gas-fired assets.

Other Developments

Reliability Pricing Model

On August 31, 2005, Pennsylvania New Jersey Maryland Interconnection, LLC (“PJM”) filed its Reliability Pricing Model (“RPM”’) with the Federal Energy Regulatory Commission (the “FERC”) to replace its current capacity market rules. The RPM proposal would provide for a four-year forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, the FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but the FERC also established further procedures including a paper hearing and staff technical conference to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. Settlement talks under the supervision of a FERC-appointed settlement judge began on June 5, 2006. On August 3, 2006, the settlement judge issued a report stating that most of the active parties to the case have reached a confidential agreement in principle, and would work to develop a more detailed settlement agreement to be filed by September 27, 2006. On September 29, 2006, a comprehensive settlement package was filed with the FERC that would replace both PJM’s RPM filing and existing capacity market. The settlement provides for a three-year forward capacity auction using a modified demand curve from the RPM filing and locational deliverability zones that will be phased in over several years. Parties to the settlement requested that the FERC approve the settlement without modification by December 22, 2006, so that it may go into effect by June 1, 2007. It is impossible to predict whether the FERC will approve the settlement without conditions or modifications. However, if the FERC approves the settlement in a form not materially different from what was filed, increased opportunities for our power plants located in the Mid-Atlantic region to receive more revenues for their capacity will result.

Environmental Regulation

Maryland Healthy Air Act.   On August 3, 2006, we announced a plan to comply with the requirements of the Maryland Healthy Air Act by reducing SO2 emissions by as much as 95% at our Maryland power plants. We will install flue gas desulfurization (“FGD”) emissions controls at our three Maryland power plants: Chalk Point generating station located in Prince George’s County, Dickerson generating station located in Montgomery County, and Morgantown generating station located in Charles County. In addition, we will install a selective catalytic reduction (“SCR”) system at the Chalk Point facility that will further reduce nitrogen oxide (“NOx”) emissions by approximately 92%. Together, the FGDs and the SCR will reduce by approximately 90% the emissions of ionic mercury from the three power plants. We anticipate that the capital expenditures required to achieve compliance will be approximately $1.3 billion to $1.5 billion from 2006 through 2009. We expect that cash flows from operations will be sufficient to fund these capital expenditures.

Regional Greenhouse Gas Initiative and State CO2 Regulation.   Concern over climate change, deemed by many to be induced by rising levels of greenhouse gases in the atmosphere, continues to result in significant legislative and regulatory efforts to limit greenhouse gas emissions.

On August 16, 2006, a model rule was finalized and seven states in the Northeast will move forward with the implementation of a cooperative known as the Regional Greenhouse Gas Initiative. This is a multi-state regional initiative that uses a regional cap and trade program to reduce carbon dioxide (“CO2”) emissions from power plants of 25 MW or greater. The program aims to stabilize CO2 emissions to current levels from 2009 to 2015. This will be followed by a 10% reduction in emissions by 2019. At this time, our assets in New York and potentially Maryland will be impacted, and we are evaluating our options to comply with the requirements of the rule.

In addition, California and Massachusetts have enacted limitations on CO2 emissions from power plants which impact our gas-fired plants in California and our Canal facility in Massachusetts, respectively. We expect that we will be able to comply with these restrictions either by reducing our emissions or purchasing emissions credits, but if we are unable to comply, we will be forced to curtail our operations at these facilities.

See Note B—Dispositions for other developments related to the planned dispositions.

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

Revenue Recognition and Accounting for Energy Trading and Marketing Activities

Nature of Estimates Required.   We utilize two comprehensive accounting models in reporting our consolidated financial position and results of operations as required by United States generally accepted accounting principles (“GAAP”)—an accrual model and a fair value model. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model has historically been used to account for our generation revenue from the sale of energy and to account for distribution revenue from the sale and distribution of energy. We recognize revenue when earned and collection is probable as a result of electric power delivered to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO, based on member participation agreements, but without an underlying contractual commitment. ISO revenues and revenues for sales of energy based on economic-dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices. The Company’s distribution revenue is reflected in income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations.

The fair value model has historically been used for derivative energy contracts that economically hedge our electricity generation assets or that are used in our proprietary trading activities. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques, valuation adjustments related to credit and liquidity and judgments related to the probability of completing forecasted transactions to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities in our consolidated balance sheets. Transactions that do not qualify for accounting under SFAS No. 133, either because they are not derivatives or because they qualify for a scope exception, are accounted for under accrual accounting as described above.

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

The fair value of price risk management assets and liabilities in our consolidated balance sheets is also impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

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

Asset Retirement Obligations

Nature of Estimates Required.   We account for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirements, an Interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. We have identified certain retirement obligations within our power generation operations in the United States. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and other environmental obligations related to the closing of ash disposal sites.

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

Property, Plant and Equipment and Definite-Lived Intangibles

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-lived assets and definite-lived intangibles may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operations analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

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

On July 11, 2006, we announced the commencement of auction processes to dispose of our Caribbean and Philippine businesses. The planned sales resulted in the reclassification of the long-lived assets related to these businesses as held for sale at September 30, 2006. The fair value less cost to sell for both the Philippine and Caribbean businesses exceeded the book carrying value. As such, we did not record an impairment during the period. In determining our estimate of fair value, we utilized multiple sources including internally-developed discounted cash flows and non-binding indicative bids that we received for our Philippine business. We are currently seeking to sell the Caribbean and Philippine businesses in a single transaction for each business. If the operating companies and investments that comprise the Caribbean business are ultimately not sold in a single transaction, a loss on certain individual dispositions may result. Our estimate at September 30, 2006, is that these potential losses would not be material. As of September 30, 2006, the book value for two of the investments in the Caribbean business exceeded the estimated fair value by a combined amount of approximately $10 million.

On August 9, 2006, we announced the planned sale of the following intermediate and peaking natural gas-fired plants: Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex, representing a total of 3,508 MW. The planned sales resulted in the reclassification of the long-lived assets related to these plants as held for sale at September 30, 2006. In determining our estimate of fair value, we utilized non-binding indicative bids as our basis for determining the impairment amount. Given the nature of the assets and the current marketplace, a best estimate of fair value was assigned to each individual asset within the portfolio. Based on the fair value assigned to each asset, an impairment loss of $396 million was recorded in discontinued operations in our condensed consolidated financial statements of operations during the quarter to reduce the carrying value of the assets to their estimated fair value less costs to sell.

During the current period, our estimates of cash flows related to our impairment analysis of our Lovett and Bowline generation facilities required significant judgment related to the outcome of property tax disputes and future tax assessments for Lovett and Bowline. Our estimates also required prediction of the likelihood of various outcomes of unresolved matters related to environmental controls and a reasonable economic return for our Lovett generation facility. See Note C—Impairments on Assets Held and Used in the Notes to the Unaudited Condensed Consolidated Financial Statements where further discussed.

Effect if Different Assumptions Used.   The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions are used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives. Due to the nature of the auction process for the assets held for sale, the ultimate sales price at the end of the auction could differ from our current estimates of fair value determined through discounted cash flows or non-binding indicative bids for those assets. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations. See Notes B and C for additional information on impairments recorded during the third quarter of 2006.

Goodwill and Indefinite-Lived Intangible Assets

The evaluations of goodwill and indefinite-lived intangibles are conducted at least annually and periodically if indicators of impairment are present in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The results of our impairment testing may be impacted by a significant adverse change in the extent or manner in which a reporting unit’s assets are being used, a significant adverse change in legal factors or in the business climate that could affect the value of a reporting unit, as well as other economic or operational analyses. If the carrying amount of the reporting unit is not recoverable, an impairment charge is recorded. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the fair value of the goodwill and its carrying value. We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill. At September 30, 2006, all of our goodwill is included in assets held for sale.

Equity Method Investments

Investments accounted for by the equity method are reviewed for impairment in accordance with Accounting Principles Board Opinion 18, which requires that a loss in value of an investment that is other than a temporary decline should be recognized. We identify and measure other than temporary losses in the value of equity investments based upon a comparison of fair value to carrying value. At September 30, 2006, all of our equity-method investments are included in assets held for sale.

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

Assumptions and Approach Used.   The Black-Scholes option-pricing model was used to measure the grant-date fair value of the stock options. The Black-Scholes model requires certain assumptions concerning implied volatility, dividend yield, expected term, and grant price. These assumptions have a significant impact on the option’s fair value. The expected term and expected volatility often have the most impact on the fair value of the option. The inputs to the Black-Scholes model that we used for the nine months ended September 30, 2006, are detailed below:

	Range	Weighted Average
Expected volatility	34 – 37%	34.61%
Expected dividends	0%	0%
Expected term	5.2 – 6 years	5.88 years
Risk-free rate	4.3 – 5.1%	4.46%

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

We have determined that all of the awards granted in 2006 qualify for equity accounting treatment under SFAS 123R. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement. Compensation cost has been adjusted for an estimated forfeiture rate of 3%. As we accumulate participant history, the forfeiture rate will be adjusted for actual forfeitures. During the nine months ended September 30, 2006, we recognized approximately $12 million of compensation expense. Excluding special equity grants approved in October 2006, we expect to incur approximately $5 million of compensation expense for the remainder of 2006.

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

See Note H to our consolidated financial statements for further information on stock-based compensation.

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

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1, “Legal Proceedings,” and Note K to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading portfolio expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and market activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2006. Based upon this assessment, our management concluded that, as of September 30, 2006, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the three month period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.                 Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2005, and Form 10-Qs for the quarters ended March 31, 2006 and June 30, 2006.

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

As of September 30, 2006, approximately 21.2 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. If Mirant is required to issue additional shares of common stock to satisfy unresolved claims, certain parties who under the Plan received common stock and warrants also are entitled to receive additional shares of common stock to avoid dilution of their distributions under the Plan.

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

Pepco Contract Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”). If the Mirant Debtors succeed in rejecting the Back-to-Back Agreement, Mirant would have no further obligations with respect to that agreement and Pepco would receive a claim in the bankruptcy proceedings for its resulting damages. On December 9, 2004, the United States District Court for the Northern District of Texas held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The Mirant Debtors appealed that decision to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On July 19, 2006, the Fifth Circuit affirmed the district court’s December 9, 2004, decision, concluding that the APSA, the Back-to-Back Agreement and other agreements executed under the terms of the APSA constituted a single agreement and that the Back-to-Back Agreement could not be separately rejected. On September 20, 2006, the Fifth Circuit denied a request for rehearing filed by the Mirant Debtors.

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

If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it will result in the dismissal of all pending litigation between Mirant and Pepco related to the APSA and the Back-to-Back Agreement. Under the settlement, the APSA will be assumed and performed by Mirant Power Purchase. The Back-to-Back Agreement will be rejected and terminated as of May 31, 2006, allowing Mirant to avoid the expected cost of the Back-to-Back Agreement through its stated expiration in 2021. Under certain conditions described below in Proposed Pepco Settlement, however, the settlement allows Mirant to assume and continue to perform, rather than reject, the Back-to-Back Agreement, thereby reducing the claim received by Pepco under the settlement and the amount that would have to be paid by Mirant to Pepco to satisfy that claim.

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

Proposed Pepco Settlement.   On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant, and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005 that are described above in Pepco Avoidance Action. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings have appealed that order, and it has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. While the appeal filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement is pending, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River, LLC (“Mirant Potomac River”).

Upon the final distribution of the shares to Pepco, Mirant expects to recognize a gain as a result of the rejection of the Back-to-Back Agreement. The amount of the gain will reflect the recorded price risk management liabilities for the Back-to-Back Agreement in the consolidated balance sheet at that date reduced by the amount of cash required to be paid by Mirant in order for Pepco to receive the $520 million required under the Settlement Agreement. Thus, until the final distribution of the shares to Pepco, the amount of the estimated gain is impacted by changes in the fair value of the Back-to-Back Agreement, the number of common shares distributed to Pepco and the proceeds received by Pepco from its liquidation of the common shares. As of September 30, 2006, the fair value of the Back-to-Back Agreement recorded in price risk management liabilities in Mirant’s consolidated balance sheet totaled $426 million, of which $34 million is classified as current.

California and Western Power Markets

FERC Show Cause Proceeding Relating to Trading Practices.   On June 25, 2003, the Federal Energy Regulatory Commission (the “FERC”) issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation, that a FERC staff report issued on March 26, 2003, identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the California Independent System Operator (“CAISO”) and California Power Exchange (“Cal PX”) tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000, and June 20, 2001, that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to sales of ancillary services, which is discussed below. In a November 14, 2003, order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment, the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing, which the FERC denied on October 11, 2006.

Environmental Matters

Comer, et al. v. Murphy Oil, U.S.A., et al.   On April 18, 2006, the plaintiffs in a proposed class action lawsuit filed in Mississippi seeking damages from a variety of parties that allegedly contribute to global warming filed a third amended complaint that, among other things, added a number of defendants, including Mirant Corporation. On June 16, 2006, the plaintiffs filed a motion to dismiss with prejudice the claims asserted against Mirant Corporation in light of the discharge of claims against Mirant Corporation that resulted from the Plan becoming effective on January 3, 2006. On August 7, 2006, the district court granted that motion.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia Department of Environmental Quality (the “Virginia DEQ”) and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground-level concentrations of emissions. If the modeling analysis indicated that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order required Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order.

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS violations. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by Pennsylvania New Jersey Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the Environmental Protection Agency (the “EPA”). The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after November 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Also, an alarm system and six ambient SO2 monitors in various sites near the facility signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled predictions and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO.

Suit Regarding Chalk Point Emissions.   By letter dated June 15, 2006, four environmental advocacy organizations, - Environmental Integrity Project- Chesapeake Climate Action Network- Patuxent Riverkeeper and Environment Maryland Research and Policy Center, - notified Mirant and Mirant Mid-Atlantic that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits set by the permits for Chalk Point unit 3 and unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan. On August 14, 2006, the Bankruptcy Court entered an order agreed to by the parties enjoining the four organizations from seeking monetary damages for any alleged violations occurring on or before January 3, 2006. As part of that order, the organizations agreed not to file a complaint initiating litigation concerning the alleged violations until August 30, 2006.

On August 29, 2006, the Maryland Department of the Environment (the “MDE”) filed a complaint against Mirant Chalk Point in the Circuit Court for Prince George’s County, Maryland, based upon the alleged violations of the opacity limits applicable to Chalk Point units 3 and 4 that were the focus of the June 15, 2006, notice letter from the environmental organizations and seeking civil penalties, injunctive relief and costs. Simultaneously with the filing of the complaint, Mirant Chalk Point and the MDE filed a proposed Consent Decree to resolve the issues raised by the Complaint. That Consent Decree was approved by the Maryland court on September 11, 2006. The Consent Decree subjects Chalk Point unit 3 to more stringent opacity and particulate standards and requires it when burning fuel oil to use fuel oil with a lower sulfur content than previously allowed under its permits. Mirant Chalk Point agrees in the Consent Decree to burn natural gas in Chalk Point units 3 and 4 for 95% of their heat input during certain months, subject to some exceptions.

On August 30, 2006, the four environmental organizations filed suit in the United States District Court for the District of Maryland against Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point asserting that emissions from Chalk Point units 3 and 4 had violated opacity limits set under the Clean Air Act and state law on numerous occasions since January 4, 2006. The plaintiffs seek an injunction prohibiting further violations by Chalk Point units 3 and 4 of the Clean Air Act, civil penalties of up to $32,500 for each violation of the Clean Air Act, additional civil penalties for mitigation projects, and attorneys’ fees. On September 22, 2006, the Mirant defendants filed a motion to dismiss, arguing that under the Clean Air Act the MDE’s prosecution of the same alleged violations in the Maryland state court proceeding and their resolution through the Consent Decree barred the plaintiffs’ suit.

City of Alexandria Zoning Action

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of certain special use permits (the “1989 SUPs”), on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria filed a petition with the Virginia Supreme Court seeking to appeal this judgment, and on September 11, 2006, the Virginia Supreme Court agreed to hear the appeal.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Form 10-Qs for the quarters ended March 31, 2006, and June 30, 2006.

Item 1A. Risk Factors

There have been no material changes in risk factors since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Share Repurchases

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
8/1/06 – 8/31/06	43,000,000	$28.50	43,000,000	(1)
Total	43,000,000	$28.50	43,000,000

(1)   On July 11, 2006, Mirant announced its modified “Dutch auction” tender offer to purchase up to 43,000,000 shares of its common stock for an aggregate purchase price of up to $1.25 billion. The tender offer expired at 5:00 p.m., New York City time, on Monday, August 21, 2006.

Item 6. Exhibits

(a)   Exhibits.

Exhibit No.		Exhibit Name
2.1	*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (Designated on Form 8-K filed December 15, 2005, as Exhibit 2.1)
3.1	*	Amended and Restated Certificate of Incorporation of Registrant (Designated on Form 8-K filed January 3, 2006, as Exhibit 3.1)
3.2	*	Amended and Restated Bylaws of Registrant (Designated on Form 8-K filed January 3, 2006, as Exhibit 3.2)
31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*     Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2006.

MIRANT CORPORATION
By:	/s/ THOMAS LEGRO
Thomas Legro
Senior Vice President and Controller (Principal Accounting Officer)