Form 10-Q
period 2007-03-31
MIRANT CORP
filed 2007-05-10
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at April 30, 2007, was 255,881,363.

Glossary of Certain Defined Terms

ACO—Administrative Compliance Order.

APB—Accounting Principles Board.

APB No. 22—APB Opinion No. 22, Disclosure of Accounting Policies.

APSA—Asset Purchase and Sale Agreement.

Back-to-Back Agreement—Contractual agreement with Pepco with respect to certain PPAs.

Bankruptcy Code—United States Bankruptcy Code.

Bankruptcy Court—United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

Baseload Generating Units—Units that satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAISO—California Independent System Operator.

Cal PX—California Power Exchange.

CFTC—Commodity Futures Trading Commission.

Clean Air Act—Federal Clean Air Act.

Clean Water Act—Federal Water Pollution Control Act.

CO—Carbon monoxide.

Company—Old Mirant prior to January 3, 2006, and new Mirant on or after January 3, 2006.

CPUC—California Public Utilities Commission.

DOE—United States Department of Energy.

DOJ—United States Department of Justice.

DWR—California Department of Water Resources.

EBITDA—Earnings before interest, taxes, depreciation and amortization.

EITF—The Emerging Issues Task Force formed by the Financial Accounting Standards Board.

EITF 02-3—EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

EITF 06-3—EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).

EOB—California Electricity Oversight Board.

EPA—United States Environmental Protection Agency.

EPS—Earnings per share.

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

FIN—FASB Interpretation.

i

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

GAAP—Generally accepted accounting principles in the United States.

Gross Margin—Operating revenue less cost of fuel, electricity and other products.

Hudson Valley Gas—Hudson Valley Gas Corporation.

Intermediate Generating Units—Units that meet system requirements that are greater than baseload and less than peaking.

ISO—Independent System Operator.

LIBOR—London InterBank Offered Rate.

LICAP—Locational installed capacity.

MAAC—Mid-Atlantic Area Council.

MC Asset Recovery—MC Asset Recovery, LLC.

MDE—Maryland Department of the Environment.

Mirant—Old Mirant prior to January 3, 2006, and New Mirant on or after January 3, 2006.

Mirant Americas—Mirant Americas, Inc.

Mirant Americas Energy Marketing—Mirant Americas Energy Marketing, LP.

Mirant Americas Generation—Mirant Americas Generation, LLC.

Mirant Asia-Pacific—Mirant Asia-Pacific Limited.

Mirant Bowline—Mirant Bowline, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Lovett—Mirant Lovett, LLC.

Mirant Mid-Atlantic—Mirant Mid-Atlantic, LLC.

Mirant New York—Mirant New York, LLC (formerly, Mirant New York, Inc.)

Mirant North America—Mirant North America, LLC.

Mirant NY-Gen—Mirant NY-Gen, LLC.

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Power Purchase—Mirant Power Purchase, LLC.

Mirant Sual—Mirant Sual Corporation.

Mirant Trinidad Investments—Mirant Trinidad Investments, LLC.

Mirant Zeeland—Mirant Zeeland, LLC.

MW—Megawatt.

MWh—Megawatt hour.

NAAQS—National ambient air quality standards.

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

NYISO—Independent System Operator of New York.

NYSDEC—New York State Department of Environmental Conservation.

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

Orange and Rockland—Orange and Rockland Utilities, Inc.

Panda—Panda-Brandywine, LP.

Peaking Generating Units—Units used to meet demand requirements during the periods of greatest or peak load on the system.

Pepco—Potomac Electric Power Company.

PG&E—Pacific Gas & Electric Company.

PJM—Pennsylvania-New Jersey-Maryland Interconnection, LLC.

Plan—Plan of Reorganization effective on January 3, 2006, for Mirant and most of its subsidiaries that were debtors in the bankruptcy proceedings.

PM10—Particulate matter that is 10 microns or less in size.

PPA—Power purchase agreement.

Reserve Margin—Excess capacity over peak demand.

RMR—Reliability-must-run.

RPM—Reliability Pricing Model.

RTO—Regional transmission organization.

SAB—SEC Staff Accounting Bulletin.

SAB No. 107—SAB No. 107, Share-Based Payment.

SCE—Southern California Edison Company.

SEC—U.S. Securities and Exchange Commission.

Securities Act—The Securities Act of 1933.

SFAS—Statement of Financial Accounting Standards.

SFAS No. 5—SFAS No. 5, Accounting for Contingencies.

SFAS No. 109—SFAS No. 109, Accounting for Income Taxes.

SFAS No. 123R—SFAS No. 123R, Share-Based Payment.

SFAS No. 144—SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 155—SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.

SFAS No. 157—SFAS No. 157, Fair Value Measurements.

SFAS No. 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.

Shady Hills—Shady Hills Power Company, L.L.C.

SO2—Sulfur dioxide.

SPDES—State Pollutant Discharge Elimination System.

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

•       our ability to consummate the sales of our Philippine and Caribbean businesses, as well as any adverse impact on our credit ratings that may result from such sales;

•       changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

•       increased margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected;

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

•       legislative and regulatory initiatives and changes in the application of laws and regulations by national and local governments, including increases in tax rates or assessments, in non-U.S. jurisdictions in which our subsidiaries operate;

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

•       the fact that our Mirant Lovett subsidiary remains in bankruptcy;

•       our substantial consolidated indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant North America and Mirant Asia-Pacific Limited contained in their financing agreements and restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect our ability to access the cash flow of those subsidiaries to make debt service and other payments; and

•       the disposition of the pending litigation described in this Form 10-Q.

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2006 Annual Report on Form 10-K.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant” refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise. Also, as used in this report “we,” “us,” “our,” the “Company” and “Mirant” refer to Old Mirant prior to January 3, 2006, and to New Mirant on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share data)
Operating revenues	$353	$962
Cost of fuel, electricity and other products	276	316
Gross Margin	77	646
Operating Expenses:
Operations and maintenance	151	170
Depreciation and amortization	32	33
Gain on sales of assets, net	(2)	(40)
Total operating expenses	181	163
Operating Income (Loss)	(104)	483
Other Expense (Income), net:
Interest expense	66	74
Interest income	(18)	(16)
Other, net	(2)	—
Total other expense, net	46	58
Income (Loss) From Continuing Operations Before Reorganization Items and Income Taxes	(150)	425
Reorganization items, net	(1)	—
Provision (benefit) for income taxes	(15)	1
Income (Loss) From Continuing Operations	(134)	424
Income From Discontinued Operations, net	82	43
Net Income (Loss)	$(52)	$467
Basic EPS:
Basic EPS from continuing operations	$(0.52)	$1.42
Basic EPS from discontinued operations	0.32	0.14
Basic EPS	$(0.20)	$1.56
Diluted EPS:
Diluted EPS from continuing operations	$(0.52)	$1.37
Diluted EPS from discontinued operations	0.32	0.14
Diluted EPS	$(0.20)	$1.51
Average shares outstanding	256	300
Effect of dilutive securities	—	9
Average shares outstanding assuming dilution	256	309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2007	At December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,124	$1,142
Funds on deposit	312	235
Receivables, net	288	381
Price risk management assets	358	715
Inventories	254	288
Prepaid expenses	135	142
Assets held for sale	5,048	4,983
Deferred income taxes	197	110
Total current assets	7,716	7,996
Property, Plant and Equipment, net	2,257	2,201
Noncurrent Assets:
Intangible assets, net	212	214
Price risk management assets	71	100
Deferred income taxes	538	660
Prepaid rent	194	218
Other	141	147
Total noncurrent assets	1,156	1,339
Total assets	$11,129	$11,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$165	$142
Claims payable and estimated claims accrual	37	28
Accounts payable and accrued liabilities	374	425
Price risk management liabilities	245	322
Liabilities held for sale	2,129	2,205
Deferred income taxes	31	49
Accrued taxes and other	8	88
Total current liabilities	2,989	3,259
Noncurrent Liabilities:
Long-term debt	2,976	3,133
Price risk management liabilities	425	428
Asset retirement obligations	42	41
Pension and postretirement obligations	175	204
Other	12	10
Total noncurrent liabilities	3,630	3,816
Liabilities Subject to Compromise	2	18
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at March 31, 2007 and December 31, 2006	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 300,430,092 and 300,200,197 at March 31, 2007 and December 31, 2006, respectively, and outstanding 256,002,858 shares and 256,017,187 at March 31, 2007 and December 31, 2006, respectively	3	3
Treasury stock, at cost, 44,427,234 shares and 44,183,010 shares at March 31, 2007 and December 31, 2006, respectively	(1,270)	(1,261)
Additional paid-in capital	11,326	11,317
Accumulated deficit	(5,533)	(5,598)
Accumulated other comprehensive income	(18)	(18)
Total stockholders’ equity	4,508	4,443
Total liabilities and stockholders’ equity	$11,129	$11,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income
	(in millions)
Balance, December 31, 2006	$3	$(1,261)	$11,317	$(5,598)	$(18)
Net loss	—	—	—	(52)	—
Stock repurchases	—	(9)	—	—	—
Stock-based compensation	—	—	7	—	—
Exercises of stock options and warrants	—	—	2	—	—
Adoption of FIN 48	—	—	—	117	—
Balance, March 31, 2007	$3	$(1,270)	$11,326	$(5,533)	$(18)

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months
	Ended March 31,
	2007	2006
	(in millions)
Net Income (Loss)	$(52)	$467
Other comprehensive income, net of tax
Cumulative translation adjustment	—	1
Unrealized gains on available-for-sale securities	—	26
Other comprehensive income, net of tax	—	27
Total Comprehensive Income (Loss)	$(52)	$494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months
	Ended March 31,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(52)	$467
Income from discontinued operations	82	43
Income (loss) from continuing operations	(134)	424
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	32	33
Gain on sales of assets and investments	(2)	(41)
Price risk management activities, net	305	(300)
Stock based compensation	7	3
Gain on curtailment of postretirement benefits	(32)	—
Other, net	(25)	3
Changes in operating assets and liabilities:
Receivables, net	122	236
Other current assets	(35)	152
Other assets	24	24
Accounts payable and accrued liabilities	(60)	(203)
Settlement of claims payable	(6)	(746)
Accrued taxes	(20)	15
Other liabilities	6	(2)
Total adjustments	316	(826)
Net cash provided by (used in) operating activities of continuing operations	182	(402)
Net cash provided by operating activities of discontinued operations	69	156
Net cash provided by (used in) operating activities	251	(246)
Cash Flows from Investing Activities:
Capital expenditures	(76)	(21)
Proceeds from the sales of assets and other investments	2	50
Other	3	—
Net cash provided by (used in) investing activities of continuing operations	(71)	29
Net cash used in investing activities of discontinued operations	(19)	(66)
Net cash used in investing activities	(90)	(37)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	2,015
Repayment of long-term debt	(134)	(467)
Proceeds from exercise of warrants and stock options	3	—
Settlement of debt under the Plan	—	(990)
Debt issuance costs	—	(51)
Purchase of treasury stock	(9)	—
Net cash provided by (used in) financing activities of continuing operations	(140)	507
Net cash used in financing activities of discontinued operations.	(32)	(44)
Net cash provided by (used in) financing activities	(172)	463
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	(11)	179
Cash and Cash Equivalents, beginning of period	1,142	1,068
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	243	483
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	250	527
Cash and Cash Equivalents, end of period	$1,124	$1,203
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$11	$59
Cash paid for income taxes	$6	$1
Cash paid for claims and professional fees from bankruptcy	$76	$1,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

Mirant generates revenues primarily through the production of electricity in the United States, the Philippines and the Caribbean. As of March 31, 2007, the Company owned or leased 17,522 MW of electric generating capacity. In the third quarter of 2006, Mirant commenced separate auction processes to sell its Philippine (2,203 MW) and Caribbean (1,050 MW) businesses and six of its U.S. natural gas-fired assets totaling 3,619 MW, including the Zeeland (903 MW), West Georgia (613 MW), Shady Hills (469 MW), Sugar Creek (561 MW), Bosque (546 MW) and Apex (527 MW) facilities. On May 1, 2007, the Company consummated the sale of six U.S. natural gas-fired plants. The Company has executed definitive purchase and sale agreements for its Philippine and Caribbean businesses. The sale of the Philippine business is expected to close in late June or early July of 2007. The sale of the Caribbean business is expected to close by mid-2007. See Note C for additional information regarding the accounting for these businesses and assets as discontinued operations. In addition, on May 7, 2007, the Company completed the sale of Mirant NY-Gen (121 MW).

Mirant’s continuing operations of 10,301 MW consist of the ownership, long-term lease and operation of power generation facilities located in markets in the Mid-Atlantic and Northeast regions of the United States and in California, and energy trading and marketing operations in Atlanta, Georgia.

On April 9, 2007, Mirant announced that its Board of Directors had decided to explore strategic alternatives to enhance stockholder value. In light of the status of the disposition program, the Board of Directors will consider in the exploration process whether the interests of stockholders would be best served by returning excess cash from the sale proceeds to stockholders, with the Company continuing to operate its retained businesses or, alternatively, whether greater stockholder value would be achieved by entering into a transaction with another company, including a sale of the Company in its entirety. The Company does not expect to consider making an acquisition as part of this exploration process.

B. Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries as well as VIEs in which Mirant has an interest and is the primary beneficiary. The financial statements have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in minority-owned companies in which Mirant exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Jointly owned affiliates which Mirant does not control, as well as interests in VIEs in which Mirant is not the primary beneficiary, also are accounted for using the equity method of accounting.

All amounts are presented in U.S. dollars unless otherwise noted. In accordance with SFAS No. 144, the results of operations of the Company’s businesses and assets to be disposed of have been reclassified to discontinued operations, and the associated assets and liabilities have been reclassified to assets and liabilities held for sale for all periods presented. In addition, the accompanying unaudited condensed consolidated statements of cash flows present the cash flows from discontinued operations in each of the three major categories (operating, investing and financing activities). The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, was revised to conform to this presentation.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Curtailment of Other Postretirement Benefits

During the fourth quarter of 2006, Mirant amended its postretirement benefit plan covering nonunion employees to eliminate all employer provided subsidies through a gradual phase-out by 2011. This action occurred after the Company’s September 30 annual measurement date for actuarial purposes used for measuring its December 31, 2006, obligation. The Company recognized a curtailment gain of approximately $32 million in the first quarter of 2007. This gain is included as a reduction of operations and maintenance expense on the unaudited condensed consolidated statement of operations.

Recently Adopted Accounting Standards

Adoption of FIN 48

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

On January 1, 2007, the Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized or will continue to be recognized. For continuing operations, the adoption of FIN 48 resulted in a decrease in accrued liabilities of $61 million and an increase of $26 million in taxes receivable. For discontinued operations, the adoption of FIN 48 resulted in a decrease in liabilities held for sale and accumulated deficit of $30 million. The total effect of adopting FIN 48 was an increase in stockholders’ equity of $117 million.

Adoptions of Other Standards

In February 2006, the FASB issued SFAS No. 155, which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not impact the Company’s statements of operations, financial position or cash flows.

On June 28, 2006, the FASB ratified the EITF’s consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB No. 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007. While the amounts are not material, the Company’s policy is to present such taxes on a net basis in the consolidated statements of operations.

New Accounting Standards Not Yet Adopted

On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008 and, as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating Mirant’s own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at March 31, 2007, were not material. The Company has not yet determined the potential impact of SFAS No. 157 on its statements of operations, financial position or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS No. 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS No. 159 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008. The Company has not yet determined the potential impact of SFAS No. 159 on its statements of operations, financial position or cash flows.

C. Dispositions

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

On December 11, 2006, Mirant entered into a definitive purchase and sale agreement with a consortium of The Tokyo Electric Power Company, Incorporated and Marubeni Corporation for the sale of its Philippine business for a purchase price of $3.424 billion, plus a working capital adjustment at the closing. After the payment of related debt, which is estimated to be $642 million at the closing, and transaction costs, the net proceeds to the Company are expected to be approximately $3.192 billion, which includes post-closing payments of approximately $64 million related to non-cash working capital amounts as of the expected closing date. Further, it is expected that the insurance claims and any resulting recoveries arising out of the Sual outages are to be assigned to the Company for resolution post-closing. The transaction is expected to close in late June or early July of 2007 after the satisfaction of certain customary conditions and Mirant’s ability to meet specified testing criteria in respect of units 1 and 2 of the Sual generation facility.

On April 18, 2007, Mirant entered into a definitive purchase and sale agreement with a subsidiary of Marubeni Corporation for the sale of its Caribbean business for a purchase price of $1.082 billion, which includes related debt of approximately $350 million, power purchase obligations of approximately $153 million and estimated working capital at closing. The net proceeds to Mirant are expected to be approximately $565 million after transaction costs. The transaction is expected to close by mid-2007 after the satisfaction of certain conditions.

On May 1, 2007, Mirant completed the sale of six U.S. natural gas-fired plants to Broadway Generating Company, LLC (formerly called LS Power Acquisition Co. I), a member of the LS Power Group. The net proceeds to Mirant from the sale, after transaction costs and retiring $83 million of project-related debt, were $1.306 billion. In accordance with Mirant North America’s debt covenants, approximately $524 million of the proceeds from the sale, including those related to the Zeeland and Bosque plants, will be reinvested in the business of Mirant North America.

At March 31, 2007 and December 31, 2006, assets and liabilities held for sale consisted of the planned dispositions discussed above and ancillary equipment included in the sale to the LS Power Group.

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale (in millions):

	At March 31, 2007	At December 31, 2006
Current Assets:
Cash and cash equivalents	$250	$243
Funds on deposit	76	126
Other current assets	532	520
Total current assets	858	889
Property, Plant and Equipment, net	3,517	3,489
Noncurrent Assets:
Investments	227	224
Other noncurrent assets	446	381
Total noncurrent assets	673	605
Total Assets	$5,048	$4,983
Current Liabilities:
Short-term debt	$25	$25
Current portion of long-term debt	166	166
Other current liabilities	247	235
Total current liabilities	438	426
Noncurrent Liabilities:
Long-term debt	1,091	1,149
Other noncurrent liabilities	600	630
Total noncurrent liabilities	1,691	1,779
Total Liabilities	$2,129	$2,205

Long-Term Debt

Long-term debt recorded in liabilities held for sale is as follows (in millions):

	At March 31, 2007	At December 31, 2006	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant North America:
Mirant Zeeland capital lease, due 2007 to 2012	$11	$11	9.5%	—
Other:
Mirant Sweden International AB (publ), due 2007 to 2012	642	700	LIBOR + 2.25%	Secured
Jamaica Public Service Company Limited, due 2007 to 2030	52	55	7.00% to LIBOR + 7.5%	Secured
Jamaica Public Service Company Limited, VIEs	114	114	—	—
Jamaica Public Service Company Limited, due 2016	180	180	11%	Unsecured
Mirant Grand Bahama Limited, due 2007 to 2011	9	10	LIBOR + 1.25%	Secured
Grand Bahama Power Company Limited, due 2007 to 2014	54	50	5.625% to Bahamian Prime + 1.125%	Unsecured
Mirant Trinidad Investments LLC, due 2016	100	100	7.017%	Secured
Mirant Curacao Investments, Ltd, due 2007	12	12	10.15%	Secured
West Georgia Generating Company, due 2007 to 2011	83	83	LIBOR + 3.125%	Secured
Total long-term debt	1,257	1,315
Less: current portion of long-term debt	(166)	(166)
Total long-term debt, excluding current portion	$1,091	$1,149

Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or have met the required criteria for such classification at March 31, 2007.

For the three months ended March 31, 2007, income from discontinued operations includes the Philippine and Caribbean businesses and the six U.S. natural gas-fired plants. For the three months ended March 31, 2006, income from discontinued operations also included the Wichita Falls facility in Texas that was sold on May 4, 2006.

The following summarizes certain financial information of the businesses reported as discontinued operations (in millions):

	Three Months Ended March 31, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$43	$101	$187	$331
Operating expenses	29	45	158	232
Operating income	14	56	29	99
Other expense, net	2	5	10	17
Net income	$12	$51	$19	$82

	Three Months Ended March 31, 2006
	U.S.	Philippines	Caribbean	Total
Operating revenues	$31	$122	$188	$341
Operating expenses	34	42	159	235
Operating income (loss)	(3)	80	29	106
Other expense, net	3	45	15	63
Net income (loss)	$(6)	$35	$14	$43

Contingencies

Sual Outages

On July 12, 2006, the Company’s Sual generating facility in the Philippines had an unplanned outage of unit 2 of its generation facility due to a failure of the generator. The repairs on unit 2 were completed on March 4, 2007, and the unit returned to operation. On October 23, 2006, unit 1 at the Sual generation facility had an unplanned outage as a result of a failure of the generator. Mirant has contracted with the generator manufacturer to perform repairs to unit 1 at an approximate cost of $26 million, and repairs are expected to be completed in May 2007. In the first quarter of 2007, incurred costs and reduced gross margin related to the outages were approximately $49 million, of which approximately $44 million is expected to be recovered through insurance proceeds and recognized as income in future periods. Finalizing the sale of the Philippine business is contingent upon Mirant’s ability to meet the specified testing criteria in respect of Sual units 1 and 2.

NPC Claims

Mirant Sual is contracted to sell 1,000 MW of its 1,218 MW capacity to NPC pursuant to an energy conversion agreement. Mirant Sual is entitled to sell the 218 MW of excess capacity to Mirant (Philippines) Energy Corporation, which markets the Sual excess capacity to customers agreed or otherwise approved by NPC through the energy supply business of Mirant (Philippines) Energy Corporation. Mirant (Philippines) Energy Corporation received a letter from NPC dated March 16, 2006, claiming refunds in the amount of $26 million relating to sales of excess capacity from January 2001 to January 2006. Mirant (Philippines) Energy Corporation and NPC signed a Clarificatory Framework for Sual Power Plant on February 13, 2007, clarifying the dispatch protocol of the Sual excess sales and resolving or withdrawing the claims of NPC. In connection with the resolution, Mirant (Philippines) Energy Corporation paid approximately $9 million to NPC for the settlement of claims.

D. Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets and liabilities, net of credit reserves, at March 31, 2007 and December 31, 2006, are as follows (in millions):

	At March 31, 2007
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$225	$71	$(205)	$(46)	$45
Back-to-Back Agreement(1)	—	—	(19)	(352)	(371)
Natural Gas	14	—	(11)	(1)	2
Oil	112	—	(9)	(26)	77
Coal	10	—	(1)	—	9
Other, including credit reserves	(3)	—	—	—	(3)
Total	$358	$71	$(245)	$(425)	$(241)

	At December 31, 2006
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$603	$99	$(247)	$(8)	$447
Back-to-Back Agreement(1)	—	—	(36)	(389)	(425)
Natural Gas	21	1	(26)	(2)	(6)
Oil	83	—	(10)	(29)	44
Coal	13	—	(3)	—	10
Other, including credit reserves	(5)	—	—	—	(5)
Total	$715	$100	$(322)	$(428)	$65

(1)          Contractual arrangement with Pepco with respect to certain PPAs. See “Pepco Litigation” in Note K for further discussion.

The following table represents the net price risk management assets and liabilities by tenor as of March 31, 2007 (in millions):

	Back-to-Back Agreement	All Other Agreements
2007	$(14)	$179
2008	(16)	(49)
2009	(20)	3
2010	(25)	(2)
Thereafter	(296)	(1)
Net assets (liabilities)	$(371)	$130

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio, excluding the Back-to-Back Agreement, at March 31, 2007, was approximately 13 months. The net notional amount of the price risk management assets and liabilities, excluding the Back-to-Back Agreement, at March 31, 2007, was a net short position of approximately 46 million equivalent MWh.

The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and (liability) accounts for the three months ended March 31, 2007 (in millions):

	Proprietary Trading and Fuel Oil	Asset	Back-to- Back
	Management	Management	Agreement	Total
Net fair value of portfolio at December 31, 2006	$47	$443	$(425)	$65
Changes in fair value, net	7	(195)	43	(145)
Contracts settled during the period, net	(6)	(166)	11	(161)
Net fair value of portfolio at March 31, 2007	$48	$82	$(371)	$(241)

E. Debt

Long-term debt is as follows (in millions):

	At March 31, 2007	At December 31, 2006	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(4)	(4)
Mirant North America:
Term loan, due 2007 to 2013	560	693	LIBOR + 1.75%	Secured
Notes, due 2013.	850	850	7.375%	Unsecured
Capital leases, due 2007 to 2015	35	36	7.375% - 8.19%
Total Mirant	3,141	3,275
Less: current portion of long-term debt	(165)	(142)
Total long-term debt, excluding current portion	$2,976	$3,133

Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available for cash draws or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the first quarter of 2006. The senior secured term loan was fully drawn at closing and amortizes in quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date in January 2013. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. As of March 31, 2007, there were approximately $200 million of letters of credit outstanding under the senior secured term loan and $18 million outstanding under the senior secured revolving credit facility. The senior secured credit facilities are obligations of Mirant North America and the respective guarantors and are without recourse to any other Mirant entities.

In addition to the quarterly installments, Mirant North America is required to prepay a portion of the outstanding senior secured term loan principal balance once a year. The prepayment is based on an adjusted EBITDA calculation that determines excess free cash flows, as defined in the loan agreement. On March 30, 2007, the Company made a mandatory principal prepayment of approximately $131 million on the term loan. Based on projections for 2007, the current estimate of the mandatory principal prepayment of the term loan in March 2008 is approximately $155 million. This amount has been reclassified from long-term debt to current portion of long-term debt at March 31, 2007.

F. Bankruptcy Related Disclosures

Financial Statements of Subsidiaries in Bankruptcy

Mirant’s New York subsidiaries, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at December 31, 2006. On January 26, 2007, Mirant New York, Mirant Bowline, and Hudson Valley Gas (collectively the “Emerging New York Entities”) filed a Supplemental Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and subsequently filed amendments to that plan (as subsequently amended, the “Supplemental Plan”). The Supplemental Plan was confirmed by the Bankruptcy Court on March 23, 2007, and became effective on April 16, 2007, resulting in the Emerging New York Entities’ emergence from bankruptcy. For financial statement presentation purposes, Mirant recorded the effects of the Supplemental Plan on March 31, 2007.

At March 31, 2007, Mirant Lovett and Mirant NY-Gen remained in bankruptcy. On January 31, 2007, Mirant New York entered into an agreement for the sale of Mirant NY-Gen, which owns the Hillburn and Shoemaker gas turbine facilities and the Swinging Bridge, Rio and Mongaup hydroelectric generating facilities. The sale price of $5 million is subject to adjustments for working capital and certain dam remediation efforts that are ongoing at the Swinging Bridge facility. The sale closed on May 7, 2007, and Mirant NY-Gen emerged from bankruptcy as part of the sale. The timing of the filing of a plan of reorganization for Mirant Lovett, and of its emergence from bankruptcy, is uncertain. Mirant Americas is providing Mirant Lovett with a debtor-in-possession credit facility for working capital. For further discussion see “Chapter 11 Proceedings” in Note K.

Unaudited condensed combined financial statements of the two New York subsidiaries, Mirant Lovett and Mirant NY-Gen, that remained in bankruptcy at March 31, 2007, are set forth below:

Mirant Lovett and Mirant NY-Gen
Unaudited Condensed Combined Statements of Operations

	For the Three Months Ended March 31,
	2007	2006
	(in millions)
Operating revenues	$49	$66
Total cost of fuel, electricity and other products	22	42
Operating expenses	20	24
Operating income	7	—
Other expense, net	1	—
Net Income	$6	$—

Mirant Lovett and Mirant NY-Gen
Unaudited Condensed Combined Balance Sheet Data

	At March 31,	At December 31,
	2007	2006
	(in millions)
Assets—affiliate	$55	$64
Assets—nonaffiliate	35	37
Property, plant and equipment, net	184	187
Total assets	$274	$288
Liabilities not subject to compromise
Liabilities—affiliate	$17	$11
Liabilities—nonaffiliate	22	50
Liabilities subject to compromise
Liabilities—affiliate	28	27
Liabilities—nonaffiliate	2	2
Member’s equity	205	198
Total liabilities and member’s equity	$274	$288

Mirant Lovett and Mirant NY-Gen
Unaudited Condensed Combined Statements of Cash Flows

	For the Three Months Ended March 31,
	2007	2006
	(in millions)
Net cash provided by (used in):
Operating activities	$(15)	$(5)
Investing activities	7	7
Financing activities	7	—
Net increase (decrease) in cash and cash equivalents	(1)	2
Cash and cash equivalents, beginning of period	4	—
Cash and cash equivalents, end of period	$3	$2

G. Stock-based Compensation

During the first quarter of 2007, the Company granted approximately 589,000 stock options and 418,000 restricted stock units to executives and certain other employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a five-year term and the stock options and restricted stock units vest in three equal installments on each of the first, second and third anniversaries of the grant date. The stock options have an exercise price of $37.71 and a grant date fair value of $8.46. The restricted stock units have a grant date fair value of $37.71, the Company’s closing stock price on the day of the grants.

During the three months ended March 31, 2007, the Company recognized approximately $7 million of compensation expense related to stock options, restricted stock and restricted stock units. This amount is included in operations and maintenance expense in the unaudited condensed consolidated statement of operations. As of March 31, 2007, approximately 1.2 million and 244,000, respectively, of stock options and restricted stock/stock units were vested and have an aggregate intrinsic value of $19 million and $10 million, respectively. Approximately 69,000 stock options were exercised during the three months ended March 31, 2007, and the Company received cash proceeds of approximately $2 million.

As of March 31, 2007, there was approximately $38 million of total unrecognized compensation cost related to non-vested stock-based compensation awards. The outstanding stock options, restricted stock and restricted stock units have an accelerated vesting clause should certain events occur, including a change in control of the Company.

H. Earnings per Share

Mirant calculates basic EPS by dividing income available to shareholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including restricted stock, restricted stock units, stock options and warrants.

The following table shows the computation of basic and diluted EPS for the period ended March 31, 2007 and 2006 (in millions except per share data):

	Three Months Ended March 31,
	2007	2006
Net income (loss) from continuing operations	$(134)	$424
Net income from discontinued operations	82	43
Net income (loss) as reported	$(52)	$467
Basic and diluted:
Weighted average shares outstanding—basic	256	300
Shares due to assumed exercise of warrants and options	21	8
Shares due to assumed vesting of restricted stock and restricted stock units	1	1
Weighted average shares outstanding—diluted	278	309
Basic EPS
EPS from continuing operations	$(0.52)	$1.42
EPS from discontinued operations	0.32	0.14
Basic EPS	$(0.20)	$1.56
Diluted EPS
EPS from continuing operations	$(0.52)	$1.37
EPS from discontinued operations	0.32	0.14
Diluted EPS	$(0.20)	$1.51

I. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. Mirant has historically recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, for continuing operations the Company recognized a decrease in accrued liabilities of $61 million and an increase of $26 million in taxes receivable. The additional tax benefits resulted in an increase of $87 million to stockholders’equity. The unrecognized tax benefit for continuing operations as of January 1 and March 31, 2007, was $13 million, all of which would affect the Company’s effective tax rate if it were to be recognized. The unrecognized tax benefit included the review of tax positions relating to open tax years beginning 1999 to the present. The Company does not currently anticipate any significant changes to the amount of the unrecognized tax benefit absent changes in judgment about the realizability of its recognized or unrecognized tax benefits. The Company’s tax provision continues to include the accrual for any penalties and interest subsequent to its adoption of FIN 48.

The Company has recorded an additional $27 million tax benefit in the first quarter of 2007 relating to adjustments in the estimated value of the NOLs that will be used to offset the additional taxable gain in 2007 resulting from the pending sale of the Philippine business. This adjustment is due to changes in the estimated working capital adjustment included in the estimated sales price.

J. Segment Reporting

The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. Other Operations includes proprietary trading, fuel oil management, and gains and losses related to the Company’s Back-to-Back Agreement. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2007:
Operating Revenues	$57	$155	$45	$96	$—	$353
Cost of fuel, electricity and other products	130	113	13	26	(6)	276
Gross margin	(73)	42	32	70	6	77
Operating Expenses:
Operations and maintenance	83	45	20	3	—	151
Depreciation and amortization	19	7	3	3	—	32
Gain on sales of assets, net	(1)	(10)	(1)	—	10	(2)
Total operating expenses	101	42	22	6	10	181
Operating income (loss)	(174)	—	10	64	(4)	(104)
Total other expense (income), net	(1)	(2)	(3)	52	—	46
Income (loss) from continuing operations before reorganization items and income taxes	(173)	2	13	12	(4)	(150)
Reorganization items, net	—	(1)	—	—	—	(1)
Benefit for income taxes	—	—	—	(15)	—	(15)
Income (loss) from continuing operations	$(173)	$3	$13	$27	$(4)	$(134)
Total assets of continuing operations at March 31, 2007	$3,288	$1,133	$456	$2,843	$(1,639)	$6,081

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2006:
Operating Revenues	$579	$277	$44	$62	$—	$962
Cost of fuel, electricity and other products	162	130	17	22	(15)	316
Gross margin	417	147	27	40	15	646
Operating Expenses:
Operations and maintenance	85	54	17	14	—	170
Depreciation and amortization	18	5	3	7	—	33
Gain on sales of assets, net	—	(33)	—	(40)	33	(40)
Total operating expenses	103	26	20	(19)	33	163
Operating income	314	121	7	59	(18)	483
Total other expense (income), net	(1)	3	—	56	—	58
Income from continuing operations before income taxes	315	118	7	3	(18)	425
Provision for income taxes	—	—	—	1	—	1
Income from continuing operations	$315	$118	$7	$2	$(18)	$424
Total assets of continuing operations at December 31, 2006	$3,404	$1,189	$443	$3,326	$(1,809)	$6,553

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

As of March 31, 2007, approximately 21 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant and various subsidiaries of Mirant, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan.

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

The Company’s subsidiaries related to its New York business operations, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at the end of 2006. On January 26, 2007, the Emerging New York Entities filed a Supplemental Joint Chapter 11 Plan of Reorganization of the Emerging New York Entities with the Bankruptcy Court and subsequently filed amendments to that plan. The Bankruptcy Court entered an order confirming the Supplemental Plan on March 23, 2007. The Supplemental Plan became effective on April 16, 2007, resulting in the emergence from bankruptcy of the Emerging New York Entities. The Supplemental Plan has two main components. First, the Supplemental Plan incorporates a settlement with various New York tax jurisdictions that resolved property tax disputes related to the Lovett and Bowline facilities. Second, the Supplemental Plan provides unsecured creditors of the Emerging New York Entities with the same treatment afforded holders of unsecured claims against Mirant Americas Generation and its subsidiaries under the Plan. Such unsecured creditors of the Emerging New York Entities will receive their pro rata share of the pool of assets created under the Plan for the benefit of the unsecured creditors of Mirant Americas Generation and its subsidiaries.

On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility on April 30, 2007.  The notice was prompted by the requirements of a June 11, 2003, Consent Decree (the “2003 Consent Decree”) among Mirant Lovett, the State of New York and the NYSDEC that requires Mirant Lovett to install certain environmental controls on unit 5 of the Lovett facility, convert the unit to operate exclusively on natural gas, or discontinue operation of that unit by April 30, 2007. The 2003 Consent Decree also requires that certain environmental controls be installed on unit 4 by April 30, 2008, or operations at that unit must be discontinued. Operations at unit 3 have been discontinued because it is uneconomic to continue to run unit 3. On April 30, 2007, and May 7, 2007, Mirant Lovett entered into two tolling agreements with the New York State Office of the Attorney General and the NYSDEC to allow the operation of unit 5 to continue on coal until May 14, 2007, while the parties sought to reach agreement on an amended consent decree. The second tolling agreement also required the temporary suspension of operations of unit 4. Mirant Lovett has advised the New York Public Service Commission, the NYISO, Orange and Rockland and

other potentially affected transmission and distribution companies in New York of the changes in expected operating status of units 4 and 5. Mirant New York, Mirant Lovett and the State of New York have reached an agreement in principle on an amendment to the 2003 Consent Decree that, if it receives the necessary court approvals, would switch the deadlines for units 4 and 5 so that the deadline for compliance by unit 5 would be extended until April 30, 2008, and the deadline for unit 4 shortened so that it would discontinue operation as of May 7, 2007. On May 8, 2007, Mirant New York, Mirant Lovett, Mirant Bowline, and Hudson Valley Gas entered into an agreement (the “Tax Assessments Agreement”) with the Town of Stony Point, the Town of Haverstraw, and the Village of Haverstraw to set the assessed values for the Lovett and Bowline facilities and the pipeline owned by Hudson Valley Gas for 2007 and 2008 for property tax purposes at the values established for 2006 under a settlement agreement entered into by the Mirant entities and those taxing authorities in December 2006 that resolved disputes regarding the assessed values of the facilities for 2006 and several earlier years. The amendment to the 2003 Consent Decree is subject to the approval of the United States District Court for the Southern District of New York and the Bankruptcy Court. The Tax Assessments Agreement is subject to the approval of the Bankruptcy Court. The Company expects a hearing to occur before the Bankruptcy Court on the proposed amendment to the 2003 Consent Decree and the Tax Assessments Agreement prior to May 15, 2007, and if the Bankruptcy Court approves those agreements, then the Company expects that the amendment to the 2003 Consent Decree will be executed by the parties. If both the amendment to the 2003 Consent Decree and the Tax Assessments Agreement have not been executed and received all necessary court approvals prior to May 15, 2007, then the original deadlines established by the 2003 Consent Decree with respect to units 4 and 5 will apply, Mirant Lovett will discontinue operation of unit 5, unit 4 will be authorized to resume operation until April 30, 2008, and the Tax Assessments Agreement will not become effective. The timing of the filing of a plan of reorganization for Mirant Lovett, and of its emergence from bankruptcy, is uncertain. Until Mirant Lovett emerges from bankruptcy, the Company will not have access to the cash from operations generated by Mirant Lovett.

Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, has proceeded with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The status of the remediation effort is discussed below in Other Contingencies. Mirant NY-Gen’s expenses have been funded under a debtor-in-possession facility provided by Mirant Americas with the approval of and under the supervision of, the Bankruptcy Court.

On January 31, 2007, Mirant New York entered into an agreement to sell Mirant NY-Gen to Alliance Energy Renewables, LLC (the “Alliance Sale”). The sale price of approximately $5 million was subject to adjustments for working capital and certain ongoing dam remediation efforts at the Swinging Bridge facility. The Bankruptcy Court approved the Alliance Sale on March 8, 2007. On February 15, 2007, Mirant NY-Gen filed its proposed Chapter 11 Plan of Reorganization (the “Mirant NY-Gen Plan”), which incorporates the Alliance Sale. The Bankruptcy Court confirmed the Mirant NY-Gen Plan by order dated April 27, 2007. The Mirant NY-Gen Plan became effective and the Alliance Sale closed on May 7, 2007. Under the terms of the Mirant NY-Gen Plan and the confirmation order, approximately $2 million was reserved from the proceeds of the Alliance Sale to pay in full all the claims outstanding against Mirant NY-Gen other than claims arising from the debtor-in-possession loan provided by Mirant Americas to Mirant NY-Gen and intercompany claims. The remaining sales proceeds were paid to Mirant Americas in partial satisfaction of the $16.5 million debtor-in-possession loan, all claims held by Mirant NY-Gen were assigned to Mirant Americas, and Mirant Americas released all of its claims and liens against Mirant NY-Gen.

Actions Pursued by MC Asset Recovery

In 2005, Mirant Corporation and various of its subsidiaries filed several actions before the Bankruptcy Court seeking to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent as a result of the resulting transfers and that they did not receive fair value for those transfers. Several of these actions indicate that the named plaintiff, typically Mirant Corporation, is joined by the debtor affiliates of Mirant Corporation to the extent of their respective interests in the claims asserted. In addition to these avoidance actions, the official Committee of Unsecured Creditors of Mirant Corporation filed an action against Arthur Andersen on behalf of the Mirant Debtors alleging malpractice. Under the Plan, the rights to most of these avoidance actions, and the suit filed against Arthur Andersen, have been transferred to MC Asset Recovery. MC Asset Recovery, while wholly-owned by Mirant, is managed by managers that are independent of Mirant and its other subsidiaries. Mirant is obligated to make capital contributions to MC Asset Recovery as necessary to pay up to $20 million of professional fees and to pay certain other costs incurred by MC Asset Recovery, including expert witness fees and other costs of the avoidance actions and the Andersen suit. Under the Plan, any cash recoveries received by MC Asset Recovery from the avoidance actions or the Andersen suit, net of costs incurred in prosecuting the actions (including all capital contributions from Mirant), are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant Corporation immediately prior to the effective date of the Plan. Mirant may not reduce such payments for the taxes owed on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests under the Plan by the amount of any taxes it will owe on the amount in excess of $175 million.

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

Upon the final distribution of the shares to Pepco, Mirant expects to recognize a gain as a result of the rejection of the Back-to-Back Agreement. The amount of the gain will reflect the recorded price risk management liabilities for the Back-to-Back Agreement in the consolidated balance sheet at that date reduced by the amount of cash required to be paid by Mirant in order for Pepco to receive the $520 million required under the Settlement Agreement. The closing price of Mirant’s stock as of March 30, 2007, was $40.46 and the net proceeds at that price would have been sufficient to provide the $520 million to Pepco. As of March 31, 2007, the fair value of the Back-to-Back Agreement recorded in price risk management liabilities in Mirant’s consolidated balance sheet totaled $371 million, of which $19 million is classified as current. Including estimated refunds of $30 million for payments to Pepco under the Back-to-Back Agreement for periods since May 31, 2006, the amount of the estimated contingent gain is approximately $401 million at March 31, 2007. Until the final distribution of the shares to Pepco, the amount of the estimated gain is affected by changes in the fair value of the Back-to-Back Agreement, the number of common shares distributed to Pepco and the proceeds received by Pepco from its liquidation of the common shares.

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

In November 2002, the plaintiffs filed an amended complaint that added as defendants the Southern Company (“Southern”), the directors of Mirant immediately prior to its initial public offering of stock and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act, alleging that the registration statement and prospectus for the initial public offering in 2000 of Mirant’s old common stock terminated under the Plan misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on the Company’s California business activities but on March 6, 2007, the district court granted a motion for reconsideration filed by the plaintiffs and reinstated those claims. On December 11, 2003, the plaintiffs filed a proof of claim against Mirant in the Chapter 11 proceedings, but they subsequently withdrew their claim in October 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action.

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

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to trade publications that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the CFTC that was settled in December 2004, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings- Other Governmental Proceedings -CFTC Inquiry. On June 19, 2006, two former employees pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. Mirant is discussing the disposition of this matter with the DOJ. If Mirant is unable to reach a consensual resolution with the DOJ, it is possible that the DOJ could seek indictments against one or more Mirant entities for alleged violations of the Commodity Exchange Act. A consensual resolution of this matter could involve a deferred prosecution agreement and payment of a fine or penalty. The Company’s current assessment is that the amount of any such fine or penalty would not exceed amounts previously accrued.

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

Mirant Potomac River 2003 Notice of Violation.   On September 10, 2003, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap was unenforceable, noting that when the cap was made part of the permit it could comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to

Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would have resolved Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree would have required Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by Mirant Mid-Atlantic, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree would not have obligated the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree was subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree was not approved and the parties filed an amended proposed consent decree that superseded the Original Consent Decree.

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

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) to resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own. The City of Alexandria and certain individuals and organizations opposed entry of the Amended Consent Order. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court approved the Amended Consent Decree on April 20, 2007.

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

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the DOE to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires July 1, 2007.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows Mirant Potomac River to schedule the facility’s level of operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO. This ACO expires on June 1, 2007. Mirant Potomac River is in discussions with the Virginia DEQ and the Virginia State Air Pollution Control Board to determine the manner in which the Potomac River facility will be permitted to operate after the ACO expires.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company’s Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Company and its subsidiaries that emerged from bankruptcy in January 2006 made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between themselves and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to the 2003 Consent Decree entered into by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. For further discussion of the status of the 2003 Consent Decree see “Chapter 11 Proceedings” above. The State of New York and the NYSDEC have executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

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

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applied for and received a special use permit for the plant during the seven-year abatement period, the operation of the plant would have had to be terminated within a seven-year period, and no alterations that directly prolonged the life of the plant would be permitted during the seven-year period. The City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. The City of Alexandria has indicated that it intends to file a motion for rehearing with the Virginia Supreme Court.

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

Other Contingencies

Swinging Bridge.   On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected for damage the dam’s slopes and the enclosed pipe that delivers water from the reservoir to the generator, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicated that the most probable cause of the sinkhole was erosion of soil comprising the dam from water flow through a hole in the pipe that delivers water from the reservoir to the generator. The dam is currently stabilized, and Mirant NY-Gen has performed additional remediation repairs. By letter dated June 14, 2006, the FERC authorized Mirant NY-Gen to proceed with its remediation plan for the sinkhole. The FERC has also concurred with the results of Mirant NY-Gen’s flood study for its New York Swinging Bridge, Rio and Mongaup generation facilities, which study concluded that no additional remediation is required. The Bankruptcy Court authorized Mirant NY-Gen to proceed with implementation of the remediation plan on June 29, 2006. Through March 31, 2007, $27 million had been incurred to remediate the dam at Swinging Bridge. Upon the closing of the Alliance Sale on May 7, 2007, the new owner of Mirant NY-Gen assumed responsibility for completing the remediation work. Mirant Americas, which was assigned Mirant NY-Gen’s claims against third parties under Mirant NY-Gen’s plan of reorganization, expects to recover insurance proceeds for a portion of the repair costs incurred prior to the sale of Mirant NY-Gen.

Item 2.                 Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with Mirant’s unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are a competitive energy company that produces and sells electricity in the United States, the Philippines and the Caribbean. On May 1, 2007, we consummated the sale of six U.S. natural gas-fired intermediate and peaking plants and we have executed definitive purchase and sale agreements for our Philippine and Caribbean businesses. The sale of the Philippine business is expected to close in late June or early July of 2007. The sale of the Caribbean business is expected to close by mid-2007. In addition, on May 7, 2007, we completed the sale of Mirant NY-Gen. Our continuing operations of 10,301 MW consist of the ownership, long-term lease and operation of power generation facilities located in markets in the Mid-Atlantic and Northeast regions of the United States and in California, and energy trading and marketing operations in Atlanta, Georgia.

On April 9, 2007, we announced that our Board of Directors had decided to explore strategic alternatives to enhance stockholder value. In light of the status of the disposition program, the Board of Directors will consider in the exploration process whether the interests of stockholders would be best served by returning excess cash from the sale proceeds to stockholders, with us continuing to operate our retained businesses or, alternatively, whether greater stockholder value would be achieved by entering into a transaction with another company, including a sale of the Company in its entirety. We do not expect to consider making an acquisition as part of this exploration process.

Our Mid-Atlantic operations contributed 64% of our $382 million realized gross margin for the three months ended March 31, 2007. Our power plants located in the Mid-Atlantic region that sell power into the PJM market will participate in the RPM forward capacity market. Due to the increasing demand for power and the continuing reduction in available capacity in this area, the RPM is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the demand requirements. PJM held its first annual capacity auction in April 2007, for delivery of capacity from June 1, 2007 to May 31, 2008, and the resource clearing price in the Southwestern MAAC for delivery of capacity from June 1, 2007 to May 31, 2008, was $188.54 per MW-day. Two more auctions will be conducted this year and relate to the delivery periods for June 1, 2008 to May 31, 2009 and from June 1, 2009 to May 31, 2010. Thereafter, annual auctions will be conducted to procure capacity three years prior to the delivery period.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

Consolidated Financial Performance

We reported a net loss of $52 million and net income of $467 million for the periods ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, as compared to the same period in 2006, a decrease in unrealized gross margin reduced net income by $605 million. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. The decrease in unrealized gross margins from these activities was principally due to rising power prices in the three months ended March 31,

2007, as compared to declining power prices during the three months ended March 31, 2006. For the same periods, all other activity combined resulted in an $86 million increase in net income. The change in net income is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Realized Gross Margin	$382	$346	$36
Unrealized Gross Margin	(305)	300	(605)
Total Gross Margin	77	646	(569)
Operating expenses:
Operations and maintenance	151	170	(19)
Depreciation and amortization	32	33	(1)
Gain on sales of assets, net	(2)	(40)	38
Total operating expenses	181	163	18
Operating income (loss)	(104)	483	(587)
Total other expense, net	46	58	(12)
Income (loss) from continuing operations before reorganization items, net and income taxes	(150)	425	(575)
Reorganization items, net	(1)	—	(1)
Provision (benefit) for income taxes	(15)	1	(16)
Income (loss) from continuing operations	(134)	424	(558)
Income from discontinued operations	82	43	39
Net income (loss)	$(52)	$467	$(519)

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Lovett, Kendall, Hillburn, Shoemaker, Martha’s Vineyard, Swinging Bridge, Rio, Mongaup and Wyman facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading, fuel oil management and gains and losses related to the Back-to-Back Agreement with Pepco.

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Mid-Atlantic	37%	35%	2%
Northeast	27%	15%	12%
California	3%	5%	(2)%
Total	26%	23%	3%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Mid-Atlantic	4,234	4,083	151
Northeast	1,777	994	783
California	145	243	(98)
Total	6,156	5,320	836

Three Months Ended March 31, 2007 versus March 31, 2006

Gross Margin

The following table details gross margin by realized and unrealized margin (in millions):

	Three Months Ended March 31,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$246	$(319)	$(73)	$191	$226	$417
Northeast	91	(49)	42	113	34	147
California	32	—	32	26	1	27
Other Operations	7	63	70	1	39	40
Eliminations	6	—	6	15	—	15
Total	$382	$(305)	$77	$346	$300	$646

Gross margin for the three months ended March 31, 2007, is detailed as follows (in millions):

	Three Months Ended March 31, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$165	$31	$1	$17	$6	$220
Contracted and capacity	11	24	31	(10)	—	56
Incremental realized value of hedges	70	36	—	—	—	106
Unrealized gains (losses)	(319)	(49)	—	63	—	(305)
Total	$(73)	$42	$32	$70	$6	$77

Gross margin for the three months ended March 31, 2006, is detailed as follows (in millions):

	Three Months Ended March 31, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$137	$22	$—	$18	$15	$192
Contracted and capacity	14	12	26	(17)	—	35
Incremental realized value of hedges	40	79	—	—	—	119
Unrealized gains (losses)	226	34	1	39	—	300
Total	$417	$147	$27	$40	$15	$646

Energy represents gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales, fuel purchases and handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents revenue received through RMR contracts and other installed capacity arrangements, revenues from ancillary services and revenue from the Back-to-Back Agreement.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

Unrealized gains/losses represent the unrealized portion of our derivative contracts.

Our gross margin for the three months ended March 31, 2007, was $77 million as compared to $646 million for the same period in 2006. Gross margin includes net unrealized gains and losses from our hedging activities. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. Net unrealized losses from hedging activities were $305 million for the three months ended March 31, 2007, primarily due to rising power prices. Of this amount, $145 million is due to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007 and $160 million is due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods. For the three months ended March 31, 2006, we recognized net unrealized gains from hedging activities of $300 million primarily due to declining power prices in that period. Our realized gross margin for the three months ended March 31, 2007, was $382 million, an increase of $36 million compared to the same period in 2006 primarily due to an increase in generation volumes and higher energy prices.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generation capacity of 5,256 MW. The following table summarizes our Mid-Atlantic segment (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Realized Gross Margin	$246	$191	$55
Unrealized Gross Margin	(319)	226	(545)
Total Gross Margin	(73)	417	(490)
Operating expenses:
Operations and maintenance	83	85	(2)
Depreciation and amortization	19	18	1
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	101	103	(2)
Operating income (loss)	(174)	314	(488)
Total other income, net	(1)	(1)	—
Income (loss) from continuing operations before reorganization items and income taxes	$(173)	$315	$(488)

Gross Margin

Gross margin decreased by $490 million for the three months ended March 31, 2007, compared to the same period for 2006 and is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Energy	$165	$137	$28
Contracted and capacity	11	14	(3)
Incremental realized value of hedges	70	40	30
Unrealized gains (losses)	(319)	226	(545)
Total	$(73)	$417	$(490)

The significant decrease in the gross margin for our Mid-Atlantic operations is primarily due to the following:

•       a decrease of $545 million related to unrealized gains and losses on hedging activities. In 2007, unrealized losses of $319 million were primarily due to $197 million from a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007 and $122 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods. In 2006, unrealized gains of $226 million were primarily due to $175 million from an increase in value associated with forward power contracts for future periods due to decreases in power prices and $51 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods;

•       an increase of $28 million in energy due to an increase in power prices and a slight increase in generation volumes. Average power prices increased by 7% and generation volumes increased by 4% for the three months ended March 31, 2007, compared to the same period in 2006. Our baseload coal units accounted for 92% of our generation volumes for the first quarter of 2007 compared to 98% in the first quarter of 2006; and

•       an increase of $30 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices.

Northeast

Our Northeast segment is comprised of our assets located in New York and New England with total generation capacity of 3,047 MW. The following table summarizes the operations of our Northeast segment for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Realized Gross Margin	$91	$113	$(22)
Unrealized Gross Margin	(49)	34	(83)
Total Gross Margin	42	147	(105)
Operating expenses:
Operations and maintenance	45	54	(9)
Depreciation and amortization	7	5	2
Gain on sales of assets, net	(10)	(33)	23
Total operating expenses	42	26	16
Operating income	—	121	(121)
Total other expense (income), net	(2)	3	(5)
Income from continuing operations before reorganization items and income taxes	$2	$118	$(116)

Gross Margin

Gross margin decreased by $105 million for the three months ended March 31, 2007, compared to the same period for 2006 and is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Energy	$31	$22	$9
Contracted and capacity	24	12	12
Incremental realized value of hedges	36	79	(43)
Unrealized gains (losses)	(49)	34	(83)
Total	$42	$147	$(105)

The decrease in gross margin is primarily due to the following:

•       a decrease of $83 million related to unrealized gains and losses on hedging activities. In 2007, unrealized losses of $49 million were primarily due to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods. In 2006, unrealized gains of $34 million were primarily due to $29 million from an increase in value associated with forward power contracts for future periods due to decreases in power prices and $5 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods;

•       a decrease of $43 million in incremental realized value of hedges of our generation output primarily due to a decrease in the amount by which the settlement value of power contracts exceeded market prices;

•       an increase of $12 million in contracted and capacity primarily due to the implementation of LICAP. See “Item 1. Regulatory Environment” in our 2006 Annual Report on Form 10-K for further information on the implementation of LICAP; and

•       an increase of $9 million in energy due to higher generation volumes that resulted from colder weather and wider conversion spreads for our oil units. While average power prices decreased by 17%, volumes increased by 79%.

Operating Expenses

Gains on sales of assets decreased $23 million due to lower sales of emissions allowances to affiliates that are eliminated in the consolidated statement of operations. This amount is partially offset by a $9 million decrease in operations and maintenance expense, of which $8 million is due to a decrease in property taxes. For Mirant Bowline, Mirant Lovett and Hudson Valley Gas the property tax expense recognized for the three months ended March 31, 2006, was at the assessed level while the 2007 property tax expense is at the level reflected in a December 2006 property tax settlement.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generation capacity of 2,347 MW. The following table summarizes our California segment for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Realized Gross Margin	$32	$26	$6
Unrealized Gross Margin	—	1	(1)
Total Gross Margin	32	27	5
Operating expenses:
Operations and maintenance	20	17	3
Depreciation and amortization	3	3	—
Gain on sales of assets. net	(1)	—	(1)
Total operating expenses	22	20	2
Operating income	10	7	3
Total other income, net	(3)	—	(3)
Income from continuing operations before reorganization items and income taxes	$13	$7	$6

Gross Margin

Gross margin increased by $5 million for the three months ended March 31, 2007, compared to the same period for 2006 and is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Energy	$1	$—	$1
Contracted and capacity	31	26	5
Unrealized gains	—	1	(1)
Total	$32	$27	$5

The increase in our contracted and capacity gross margin is primarily due to the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See “Item 1. Business Segments” in our 2006 Annual Report on Form 10-K for additional information regarding the tolling agreement.

Other Operations

Other Operations includes proprietary trading, fuel oil management, and gains and losses related to the Back-to-Back Agreement. See “Pepco Litigation” in Note K to our unaudited condensed consolidated financial statements for further discussion of the Back-to-Back Agreement. The following table summarizes our Other Operations segment (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Realized Gross Margin	$7	$1	$6
Unrealized Gross Margin	63	39	24
Total Gross Margin	70	40	30
Operating expenses:
Operations and maintenance	3	14	(11)
Depreciation and amortization	3	7	(4)
Gain on sales of assets, net	—	(40)	40
Total operating expenses (income)	6	(19)	25
Operating income	64	59	5
Total other expense, net	52	56	(4)
Income from continuing operations before reorganization items and income taxes	$12	$3	$9

Gross Margin

Gross margin increased by $30 million for the three months ended March 31, 2007, compared to the same period for 2006 and is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Energy	$17	$18	$(1)
Contracted and capacity	(10)	(17)	7
Unrealized gains	63	39	24
Total	$70	$40	$30

The increase in gross margin is primarily due to the following:

•       an increase of $24 million in unrealized gains, primarily due to an increase of $36 million in unrealized gains on the Back-to-Back Agreement related to the effect of prices for forward capacity in PJM and the resulting decrease in the fair value of the liability of that agreement. Our unrealized gains on proprietary trading and fuel oil management activities decreased by $12 million compared to the same period in 2006; and

•       an increase of $7 million in contracted and capacity due to a decrease in realized losses on the Back-to-Back Agreement and the related hedges of this contract.

Operating Expenses

The increase of $25 million in operating expenses is primarily due to the following:

•       a decrease of $11 million in operations and maintenance expense, which included:

•        a gain of $32 million resulting from an amendment to our postretirement benefits plan;

•        an increase of $10 million related to an increase in incentive compensation; and

•       a decrease in gains on sales of assets, net of $40 million primarily due to a 2006 gain on the sale of our remaining claims in the Enron bankruptcy.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

The $15 million net benefit for income taxes for the three months ended March 31, 2007, is primarily due to the release of $27 million of valuation allowance pertaining to deferred tax assets and recognition of alternative minimum tax and other state tax liabilities. The $27 million relates to adjustments in the estimated value of the NOLs that will be used to offset the taxable gain resulting from the pending sale of the Philippine business in 2007. See Note I to the unaudited condensed consolidated financial statements for further discussion.

Discontinued Operations

For the three months ended March 31, 2007, income from discontinued operations was $82 million and included the Philippine and Caribbean businesses and the six U.S. natural gas-fired plants. For the three months ended March 31, 2006, income from discontinued operations was $43 million and also included the Wichita Falls facility in Texas that was sold on May 4, 2006. The increase of $39 million in income from discontinued operations for the three months ended March 31, 2007, as compared to the same period in 2006 was primarily due to the following:

•       a decrease of $41 million in income tax expense at our Philippine operations, which included an income tax benefit of approximately $54 million in 2007 related to a favorable ruling from the Bureau of Internal Revenue relating to benefits that can be recognized for the  2006 tax year, a reduction of approximately $17 million due to lower income resulting from the outages at Sual units 1 and 2 and an increase of $44 million relating to adjustments in the difference between book basis and tax basis in the shares of the entity being sold;

•       a decrease of $40 million in depreciation and amortization expense as assets held for sale are not depreciated;

•       a decrease in operating income, which included approximately $49 million at our Philippine operations related to the outages at Sual units 1 and 2. Of this amount, $44 million is expected to be recovered through insurance proceeds;

•       a reduction of $15 million to the previous impairment of the six U.S. gas-fired plants; and

•    a decrease of $4 million related to unrealized gains and losses on hedging activities.

See Note C to our unaudited condensed consolidated financial statements for additional information related to planned dispositions and discontinued operations.

Financial Condition

Liquidity and Capital Resources

Overview

Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, capital expenditures, collateral requirements, fuel procurement and power sale contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities for the three months ended March 31, 2007, totaled $251 million compared to cash used by operating activities of $246 million for the same period in 2006.

Cash Flows

Continuing Operations

Operating Activities.   Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $584 million for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to the following:

•       an increase in realized gross margin of $36 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006;

•       a decrease in bankruptcy related claims and expenses of $740 million. For the three months ended March 31, 2006, we paid $1.736 billion of bankruptcy claims, of which $746 million is reflected in cash from operations;

•       an increase due to the receipt in 2007 of a net refund of $48 million related to the New York property tax settlement;

•       an increase of $70 million related to changes in our fuel oil inventory. Our inventory levels increased in 2006 as a result of higher fuel oil prices and lower generation volumes in that period. In 2007, our fuel oil inventory levels decreased due to higher generation volumes from our oil units;

•       an increase due to the escrow deposit of $70 million in the first quarter of 2006 related to the transfer of our Contra Costa 8 asset to PG&E. The deposit was returned to us when the transfer was completed in the fourth quarter of 2006;

•       a decrease of $314 million due to changes in posted collateral levels. For the three months ended March 31, 2007, we posted an additional $77 million of cash collateral to support energy marketing activities. For the three months ended March 31, 2006, we had a net reduction in collateral of $237 million comprised of a decrease in cash collateral to support energy marketing activities of $381 million, a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit, and the deposit of $200 million into a cash collateral account to support the issuance of letters of credit; and

•       a decrease of $46 million primarily due to the return in 2007 of deposits previously posted by our counterparties.

Investing Activities.   Net cash used in investing activities from continuing operations was $71 million for the three months ended March 31, 2007, compared to cash provided by investing activities from continuing operations of $29 million for the same period in 2006. This difference was primarily due to the following:

•       an increase of $55 million in capital expenditures primarily due to our environmental capital expenditures for our Mid-Atlantic generation facilities; and

•       a decrease in proceeds from the sales of assets and investments of $48 million. In 2006, we received $50 million from the sale of assets, which included $45 million from the sale of our remaining bankruptcy claims against Enron and its subsidiaries.

Financing Activities.   Net cash used in financing activities from continuing operations was $140 million for the three months ended March 31, 2007, compared to cash provided by financing activities of $507 million for the same period in 2006. This difference of $647 million was primarily due to the following:

•       a decrease in proceeds from the issuance of long-term debt of approximately $2 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan, and $465 million drawn on the Mirant North America senior secured revolving credit facility;

•       a decrease in the repayments of long-term debt of approximately $1.3 billion. In 2007, we paid $133 million on the Mirant North America senior secured term loan. In 2006 we repaid $465 million on the Mirant North America senior secured revolving credit facility, which may be reborrowed, and $990 million of principal payments for debt settled under the Plan in 2006; and

•       a decrease in debt issuance costs of approximately $51 million. In 2006, we paid $51 million in debt issuance costs associated with Mirant North America’s debt offering, senior secured loan and secured revolving credit facility.

Discontinued Operations

Operating Activities.   Cash provided by operating activities from discontinued operations decreased $87 million for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to the following:

•       the payment of $9 million to NPC to settle claims related to energy supply; and

•       a decrease of $62 million related to the change in the restricted cash of our West Georgia subsidiary in 2006.

Investing Activities.   Net cash used in investing activities from discontinued operations was $19 million for the three months ended March 31, 2007, compared to $66 million for the same period in 2006. This difference was primarily due to the following:

•       the purchase of the remaining 5.15% ownership in Mirant Sual for $35 million in 2006;

•       the funding in 2006 of $15 million in accordance with the terms and conditions of a shareholder loan agreement for the construction and installation of new generating units at Point Lisas, Trinidad; and

•       an increase in capital expenditures of $2 million.

Financing Activities.   Net cash used in financing activities from discontinued operations was $32 million for the three months ended March 31, 2007, compared to $44 million for the same period in 2006. This difference was primarily due to the following:

•       a decrease of $141 million in repayments of long-term debt consisting of $23 million related to our Philippine business, $73 million related to our Caribbean businesses and $45 million related to West Georgia;

•       a decrease of $98 million in proceeds from the issuance of long-term debt primarily due to the issuance of $100 million of notes by Mirant Trinidad Investments in 2006; and

•       a decrease in cash deposited in debt service reserves of $31 million.

Total Cash, Cash Equivalents and Credit Facility Availability

At March 31, 2007, we had total cash, cash equivalents, and credit facility availability of approximately $1.8 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Corporation and its subsidiaries (in millions):

	At March 31, 2007	At December 31, 2006
Cash and Cash Equivalents:
Mirant Corporation	$458	$367
Mirant Americas Generation	19	—
Mirant North America	394	678
Mirant Mid-Atlantic	234	75
Other	19	22
Total cash and cash equivalents	1,124	1,142
Less: Cash restricted due to bankruptcy of New York entities and reserved for working capital and other purposes(1)	146	115
Total available cash and cash equivalents	978	1,027
Available under credit facilities	783	796
Total cash, cash equivalents and credit facilities availability	$1,761	$1,823
Cash and cash equivalents of discontinued operations	$250	$243

(1)          At March 31, 2007, this amount included approximately $118 million of cash related to the New York entities that emerged from bankruptcy on April 16, 2007. Post-emergence this cash was no longer restricted due to bankruptcy.

The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to pay dividends is restricted under the terms of their debt agreements and leverage lease documentation, respectively. At March 31, 2007, Mirant North America had distributed to its parent all available cash that was permitted to be distributed under the terms of its debt agreements, leaving approximately $628 million at Mirant North America and its subsidiaries. Approximately $234 million of such amount was held by Mirant Mid-Atlantic which, as of March 31, 2007, met the ratio tests under the leveraged lease documents for distribution to Mirant North America. After taking into account the financial results of Mirant North America for the three months ended March 31, 2007, we expect Mirant North America will be able to distribute approximately $142 million in May 2007.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide cash collateral or letters of credit for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At March 31, 2007, our outstanding issued letters of credit totaled $275 million, of which $57 million is related to discontinued operations.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of March 31, 2007 and December 31, 2006 (in millions):

	At March 31, 2007	At December 31, 2006
Continuing operations:
Cash collateral posted—energy trading and marketing	$104	$27
Cash collateral posted—other operating activities	13	13
Letters of credit—energy trading and marketing	120	100
Letters of credit—debt service and rent reserves	75	84
Letters of credit—other operating activities	23	15
	335	239
Discontinued operations:
Assets held for sale—cash collateral posted	145	187
Assets held for sale—letters of credit	57	61
Total	$537	$487

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our 2006 Form 10-K. The sections below contain material updates to the summary of our critical accounting policies and estimates contained in our 2006 Form 10-K.

Long-Lived Asset Impairments

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

Key Assumptions and Approach Used.   The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, when available. In the absence of quoted prices for identical or similar assets, fair value is estimated using various internal and external valuation methods. These methods include discounted cash flow analyses and reviewing available information on comparable transactions. The determination of fair value requires management to apply judgment in estimating future energy prices, environmental and maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

Continuing Operations

Under the 2003 Consent Decree, we were required to install certain environmental controls on units 5 and 4 of the Lovett facility or discontinue operation of those units by April 30, 2007 and April 30, 2008, respectively. On October 19, 2006, after Bankruptcy Court approval, we submitted notices of our intent to discontinue operations at units 3 and 5 of the Lovett facility on April 30, 2007, to the New York Public Service Commission, NYISO, Orange and Rockland and certain other affected transmission and distribution utilities in New York. We have reached an agreement in principle on an amendment to the 2003 Consent Decree with the State of New York that, if it receives the necessary court approvals, would switch the deadlines for units 4 and 5 so that the deadline for compliance by unit 5 would be extended until April 30, 2008, and the deadline for unit 4 shortened so that it would discontinue operation as of May 7, 2007. We have also entered into an agreement (the “Tax Assessments Agreement”) that sets the assessed value of the Lovett facility for 2007 and 2008 for property tax purposes at the values established under the 2006 settlement agreement between Mirant and local taxing authorities.  The amendment to the 2003 Consent Decree is subject to the approval of the United States District Court for the Southern District of New York and the Bankruptcy Court. The Tax Assessments Agreement is subject to the approval of the Bankruptcy Court. See “Chapter 11 Proceedings” in Note K for additional information.

Based on the agreements above, we will test for recoverability of the Lovett facility under SFAS No. 144 in the second quarter of 2007. In addition, we will review the remaining useful life of the asset and adjust depreciation as appropriate. The carrying value of the Lovett facility as of March 31, 2007, is $181 million.

Discontinued Operations

On July 11, 2006, we announced the commencement of separate auction processes to dispose of our Caribbean and Philippine businesses. The planned sales resulted in the reclassification of the long-lived assets related to these businesses as held for sale at March 31, 2007. On December 11, 2006, we entered into a definitive purchase and sale agreement with a consortium of The Tokyo Electric Power Company, Incorporated and Marubeni Corporation for the sale of our Philippine business for a purchase price of $3.424 billion subject to a working capital adjustment at the closing. The expected net proceeds for the Philippines business exceeded the carrying value of the assets. On April 18, 2007, we entered into a definitive purchase and sale agreement with a subsidiary of Marubeni Corporation for the sale of our Caribbean business for $1.082 billion, which includes related debt of approximately $350 million, power purchase obligations of approximately $153 million and estimated working capital at closing. The expected net proceeds for the Caribbean business exceed the carrying value of the assets.

On August 9, 2006, we announced the planned sale of 3,619 MW of the following intermediate and peaking natural gas-fired plants: Zeeland, West Georgia, Shady Hills, Sugar Creek, Bosque and Apex. The planned sales resulted in the reclassification of the long-lived assets related to these plants as held for sale at March 31, 2007.

On January 15, 2007, we entered into a definitive purchase and sale agreement with Broadway Generating Company, LLC (formerly called LS Power Acquisition Co. I), a member of the LS Power Group., for the sale of the six natural gas-fired plants. The purchase and sale agreement assigned a value to the Mirant North America plants as a whole, as well as the Mirant Americas plants as a whole. The updated fair values along with changes to the working capital calculation in the draft purchase and sale agreement provided to the bidders, resulted in a net impairment loss of $375 million in 2006. We recorded a reduction in the impairment of $15 million in the first quarter of 2007. The sale was completed on May 1, 2007. The net proceeds to Mirant from the sale, after transaction costs and retiring $83 million of project-related debt, were $1.306 billion.

Effect if Different Assumptions Used.   The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions were used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives for assets held and used. Due to the nature of the sales process for the assets held for sale, the ultimate sales price could differ from our current estimates of fair value for those assets.

Stock-Based Compensation

Nature of Estimates Required.   We account for stock-based compensation under SFAS No. 123R. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We consider the assumptions inherent in our valuation and calculation of compensation expense critical to our unaudited condensed consolidated financial statements because the underlying assumptions are subject to significant judgment and the resulting compensation expense may be material to our results of operations.

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

Pursuant to the Plan, all shares of Mirant’s old common stock were cancelled, and shares of Mirant’s new common stock were issued. Due to Mirant’s bankruptcy and other factors, historical information concerning the stock price volatility for purposes of valuing stock option grants was not a sufficient indication of expected stock price volatility for options granted in the months immediately following Mirant’s emergence from bankruptcy. Therefore, the implied volatility derived from peer group companies was used as the basis for valuing the stock options granted through September 30, 2006. Beginning in the fourth quarter of 2006, we re-evaluated the use of implied volatility derived from peer group companies and determined that sufficient evidence existed to place exclusive reliance on Mirant’s own implied volatility of its traded options in accordance with SAB No. 107. Additionally, we assumed there would be no dividends paid over the expected term of the awards. Due to the lack of exercise history for the Company, the simplified method for estimating expected term has been used in accordance with SAB No. 107, to the extent applicable. For performance condition awards, we utilized the contractual term as the expected term. The grant price used in the Black-Scholes option pricing model is the New York Stock Exchange closing price of our common stock on the day of grant. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

We have determined that all of the awards granted in 2007 and 2006 qualify for equity accounting treatment under SFAS No. 123R. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement. Compensation cost has been adjusted based on estimated forfeitures. During the three months ended March 31, 2007, we recognized approximately $7 million of compensation expense related to stock options, restricted stock and restricted stock units.

Effect if Different Assumptions Used.   As a result of the uncertainty, complexity and judgment involved in the valuation of stock options, the assumptions related to share-based payment accounting could result in material changes to our unaudited condensed consolidated financial statements if different assumptions were used. Compensation expense recognized for stock options would differ to the extent other assumptions were used in the valuation of options. Generally, as the expected term, expected volatility and risk-free rate increase, the option’s fair value increases due to greater upside potential of the stock. However, as the expected dividend yield increases, the option’s fair value may decrease as option holders typically do not receive dividends.

See Note G to our unaudited condensed consolidated financial statements for further information on stock-based compensation.

Income Taxes

Nature of Estimates Required.   We currently record a tax provision for foreign, state and federal income taxes including any alternative minimum tax as appropriate. We also recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities. We must assess the likelihood that our deferred tax assets will be recoverable based on expected future taxable income. To the extent that we believe it is more-likely-than-not (greater than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. See Note I to our unaudited condensed consolidated financial statements for additional information regarding our deferred tax assets and the application of our NOLs.

Key Assumptions and Approach Used.   The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods for which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. We believe that future sources of taxable income, reversing temporary differences and implemented tax planning strategies will be sufficient to realize deferred tax assets for which no valuation allowance has been established.

Additionally, we have not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed in FIN 48. These unrecognized tax benefits may be either a tax liability or an adjustment to the Company’s NOLs based on the specific facts of each tax uncertainty. We periodically assess our tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in the Company’s filed or yet to be filed tax returns. See Note B to our unaudited condensed consolidated financial statements for information about our adoption of FIN 48.

Effect if Different Assumptions Used.   The ultimate utilization of our remaining NOLs will depend on several factors, including our future financial performance and certain tax elections. Specifically, our utilization of NOLs will be affected by whether we elect NOL treatment under Internal Revenue Code Section (“§”) 382(l)(5) or § 382(l)(6). Under § 382(l)(5), Mirant would have unlimited use of its NOLs as long as there is not a change of ownership (broadly defined as 50 percent change of “five percent” shareholders) within two years of emergence from bankruptcy. Our financial statements reflect the requirement under § 382(l)(5) treatment that we reduce our NOLs by $1.1 billion due to interest accrued on debt settled with stock for the three years prior to emergence. Under § 382(l)(6), we would be subject to an annual limitation on use of NOLs. We will make the § 382(l)(5) or § 382(l)(6) election in our 2006 annual tax return to be filed on September 17, 2007.

On March 15, 2007, we filed a “check the box” election under which Mirant Asia-Pacific will be treated as a corporation for U.S. federal income tax purposes effective January 1, 2007. As a result of this election, unless Mirant files a gain recognition agreement with its 2006 federal income tax return, it will be deemed to recognize taxable gain for U.S. federal income tax purposes in 2006. It is anticipated that this gain will fully absorb the Mirant operating loss expected to be reported for U.S. federal income tax purposes for 2006. Mirant expects that any net income realized in 2006 as a result of this election will be offset by pre-emergence NOLs.

We continue to be under audit for multiple years by taxing authorities in various jurisdictions. Considerable judgment is required to determine the tax treatment of particular items that involves interpretations of complex tax laws. A tax liability has been recorded for certain filing positions with respect to which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and it can take many years between the time the liability is recorded and the related filing position is no longer subject to question.

Litigation

See “Part II. Item 1. Legal Proceedings” and Note K to our unaudited condensed consolidated financial statements for further information related to our legal proceedings.

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

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading and fuel management portfolios expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment for our energy trading and marketing activities and see Note D to our unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2007. Based upon this assessment, our management concluded that, as of March 31, 2007, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the three month period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.                 Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

As of March 31, 2007, approximately 21 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant, and various subsidiaries of Mirant, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that we have emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan.

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

Our subsidiaries related to our New York business operations, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at the end of 2006. On January 26, 2007, Mirant New York, Mirant Bowline, and Hudson Valley Gas (collectively the “Emerging New York Entities”) filed a Supplemental Joint Chapter 11 Plan of Reorganization of the Emerging New York Entities with the Bankruptcy Court and subsequently filed amendments to that plan (as subsequently amended, the “Supplemental Plan”). The Bankruptcy Court entered an order confirming the Supplemental Plan on March 23, 2007. The Supplemental Plan became effective on April 16, 2007, resulting in the emergence from bankruptcy of the Emerging New York Entities. The Supplemental Plan has two main components. First, the Supplemental Plan incorporates a settlement with various New York tax jurisdictions that resolved property tax disputes related to the Lovett and Bowline facilities. Second, the Supplemental Plan provides unsecured creditors of the Emerging New York Entities with the same treatment afforded holders of unsecured claims against Mirant Americas Generation and its subsidiaries under the Plan. Such unsecured creditors of the Emerging New York Entities will receive their pro rata share of the pool of assets created under the Plan for the benefit of the unsecured creditors of Mirant Americas Generation and its subsidiaries.

On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility on April 30, 2007.  The notice was prompted by the requirements of a June 11, 2003, Consent Decree (the “2003 Consent Decree”) among Mirant Lovett, the State of New York and the NYSDEC that requires Mirant Lovett to install certain environmental controls on unit 5 of the Lovett facility, convert the unit to operate exclusively on natural gas, or discontinue operation of that unit by April 30, 2007. The 2003 Consent Decree also requires that certain environmental controls be installed on unit 4 by April 30, 2008, or operations at that unit must be discontinued. Operations at unit 3 have been discontinued because it is uneconomic to continue to run unit 3. On April 30, 2007, and May 7, 2007, Mirant Lovett entered into two tolling agreements with the New York State Office of the Attorney General and the NYSDEC to allow the operation of unit 5 to continue on coal until May 14, 2007, while the parties sought to reach agreement on an amended consent decree. The second tolling agreement also required the temporary suspension of operations of unit 4. Mirant Lovett has advised the New York Public Service Commission, the NYISO, Orange and Rockland and other potentially affected transmission and distribution companies in New York of the changes in expected operating status of units 4 and 5. Mirant New York, Mirant Lovett and the State of New York have reached an agreement in principle on an amendment to the 2003 Consent Decree that, if it receives the necessary court approvals, would switch the deadlines for units 4 and 5 so that the deadline for compliance by unit 5 would be extended until April 30, 2008, and the deadline for unit 4 shortened so that it would discontinue operation as of May 7, 2007. On May 8, 2007, Mirant New York, Mirant Lovett, Mirant Bowline, and Hudson Valley Gas entered into an agreement (the “Tax Assessments Agreement”) with the Town of Stony Point, the Town of Haverstraw, and the Village of Haverstraw to set the assessed values for the Lovett and Bowline facilities and the pipeline owned by Hudson Valley Gas for 2007 and 2008 for property tax purposes at the values established for 2006 under a settlement agreement entered into by the Mirant entities and those taxing authorities in December 2006 that resolved disputes regarding the assessed values of the facilities for 2006 and several earlier years. The amendment to the 2003 Consent Decree is subject to the approval of the United States District Court for the Southern District of New York and the Bankruptcy Court. The Tax Assessments Agreement is subject to the approval of the Bankruptcy Court. The Company expects a hearing to occur before the Bankruptcy Court on the proposed amendment to the 2003 Consent Decree and the Tax Assessments Agreement prior to May 15, 2007, and if the Bankruptcy Court approves those agreements, then the Company expects that the amendment to the 2003 Consent Decree will be executed by the parties. If both the amendment to the 2003 Consent Decree and the Tax Assessments Agreement have not been executed and received all necessary court approvals prior to May 15, 2007, then the original deadlines established by the 2003 Consent Decree with respect to units 4 and 5 will apply, Mirant Lovett will discontinue operation of unit 5, unit 4 will be authorized to resume operation until April 30, 2008, and the Tax Assessments Agreement will not become effective. The timing of the filing of a plan of reorganization for Mirant Lovett, and of its emergence from bankruptcy, is uncertain.  Until Mirant Lovett emerges from bankruptcy, the Company will not have access to the cash from operations generated by Mirant Lovett.

Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, has proceeded with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The status of the remediation effort is discussed in “Other Contingencies” in Note K to the consolidated financial statements. Mirant NY-Gen’s expenses have been funded under a debtor-in-possession facility provided by Mirant Americas with the approval of, and under the supervision of the Bankruptcy Court.

On January 31, 2007, Mirant New York entered into an agreement to sell Mirant NY-Gen to Alliance Energy Renewables, LLC (the “Alliance Sale”). The sale price of approximately $5 million was subject to adjustments for working capital and certain ongoing dam remediation efforts at the Swinging Bridge facility. The Bankruptcy Court approved the Alliance Sale on March 8, 2007. On February 15, 2007, Mirant NY-Gen filed its proposed Chapter 11 Plan of Reorganization (the “Mirant NY-Gen Plan”), which incorporates the Alliance Sale. The Bankruptcy Court confirmed the Mirant NY-Gen Plan by order dated April 27, 2007. The Mirant NY-Gen Plan became effective and the Alliance Sale closed on May 7, 2007. Under the terms of the Mirant NY-Gen Plan and the confirmation order, approximately $2 million was reserved from the proceeds of the Alliance Sale to pay in full all the claims outstanding against Mirant NY-Gen other than claims arising from the debtor-in-possession loan provided by Mirant Americas to Mirant NY-Gen and intercompany claims. The remaining sales proceeds were paid to Mirant Americas in partial satisfaction of the $16.5 million debtor-in-possession loan, all claims held by Mirant NY-Gen were assigned to Mirant Americas, and Mirant Americas released all of its claims and liens against Mirant NY-Gen.

Pepco Litigation

Proposed Pepco Settlement.   On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant, and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings under which the Mirant Debtors sought to reject a contractual agreement with Pepco (the “Back-to-Back Agreement”) under which Mirant Power Purchase, LLC purchases from Pepco at Pepco’s cost power purchased by Pepco under certain PPAs, including Pepco’s long-term PPA with Panda that does not expire until 2021. The Settlement Agreement also resolves other matters currently disputed between Pepco and Mirant and its subsidiaries. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings appealed that order. On December 26, 2006, the district court affirmed the bankruptcy court order approving the settlement, but the claims holders have appealed that ruling to the Fifth Circuit, and the approval order has not yet become a final order.

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

Upon the final distribution of the shares to Pepco, we expect to recognize a gain as a result of the rejection of the Back-to-Back Agreement. The amount of the gain will reflect the recorded price risk management liabilities for the Back-to-Back Agreement in the consolidated balance sheet at that date reduced by the amount of cash required to be paid by us in order for Pepco to receive the $520 million required under the Settlement Agreement. The closing price of our stock as of March 30, 2007, was $40.46 and the net proceeds at that price would have been sufficient to provide the $520 million to Pepco. As of March 31, 2007, the fair value of the Back-to-Back Agreement recorded in price risk management liabilities in our consolidated balance sheet totaled $371 million, of which $19 million is classified as current. Including estimated refunds of $30 million for payments to Pepco under the Back-to-Back Agreement for periods since May 31, 2006, the amount of the estimated contingent gain is approximately $401 million at March 31, 2007. Until the final distribution of the shares to Pepco, the amount of the estimated gain is affected by changes in the fair value of the Back-to-Back Agreement, the number of common shares distributed to Pepco and the proceeds received by Pepco from its liquidation of the common shares.

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

In November 2002, the plaintiffs filed an amended complaint that added as defendants The Southern Company (“Southern”), the directors of Mirant immediately prior to its initial public offering of stock and various firms that were underwriters for the initial public offering by us. In addition to the claims set out in the original complaint, the amended complaint asserts claims under the Securities Act, alleging that the registration statement and prospectus for the initial public offering in 2000 of Mirant’s old common stock terminated under the Plan misrepresented and omitted material facts. On July 14, 2003, the district court dismissed the claims asserted by the plaintiffs based on our California business activities but on March 6, 2007, the district court granted a motion for reconsideration filed by the plaintiffs and reinstated those claims. On December 11, 2003, the plaintiffs filed a proof of claim against Mirant in the Chapter 11 proceedings, but they subsequently withdrew their claim in October 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action.

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

Environmental Matters

Mirant Potomac River 2003 Notice of Violation.   On September 10, 2003, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap was unenforceable, noting that when the cap was made part of the permit it could comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would have resolved Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree would have required Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by Mirant Mid-Atlantic, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree would not have obligated our subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree was subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree was not approved and the parties filed an amended proposed consent decree that superseded the Original Consent Decree.

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

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) to resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own. The City of Alexandria and certain individuals and organizations opposed entry of the Amended Consent Order. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court approved the Amended Consent Decree on April 20, 2007.

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

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the DOE to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires July 1, 2007.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows Mirant Potomac River to schedule the facility’s level of operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO. This ACO expires on June 1, 2007. Mirant Potomac River is in discussions with the Virginia DEQ and the Virginia State Air Pollution Control Board to

determine the manner in which the Potomac River facility will be permitted to operate after the ACO expires.

Mirant Potomac River NAAQS Exceedance.   On March 23, 2007, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations on February 23, 2007, by operating the Potomac River facility in a manner that resulted in a monitored exceedance in a twenty-four hour period of the NAAQS for SO2. As noted in the NOV, Mirant Potomac River was operating on February 23, 2007, under the direction of PJM in accordance with the DOE order described above in Mirant Potomac River 2003 NOV during a scheduled outage of the Pepco transmission lines serving Washington, D.C. The NOV asserts that plant operators did not implement appropriate actions to minimize SO2 emissions. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000.

Lovett/Bowline SPDES Notices of Violation.   On March 8, 2007, Mirant Lovett and Mirant Bowline received Notices of Violation from the NYSDEC alleging certain violations of their SPDES permits. On April 6, 2007, the NYSDEC filed a complaint against Mirant Lovett and Mirant Bowline based on these allegations. The complaint seeks a penalty of $500,000. Mirant Lovett and Mirant Bowline have not yet responded to the complaint.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applied for and received a special use permit for the plant during the seven-year abatement period, the operation of the plant would have had to be terminated within a seven-year period, and no alterations that directly prolonged the life of the plant would be permitted during the seven-year period. The City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. The City of Alexandria has indicated that it intends to file a motion for rehearing with the Virginia Supreme Court.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.       Risk Factors

There have been no material changes in risk factors since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                 Share Repurchases

On September 28, 2006, we announced a share repurchase plan under which we can repurchase up to $100 million of common stock on the open market or in negotiated transactions. During the first quarter of 2007, we did not make any additional share repurchases under the plan. The plan expires in September 2007. In January 2007, we began a program of repurchasing shares from stockholders holding less than 100 shares of Mirant stock at current market prices. During the first quarter of 2007, we repurchased approximately 247,000 shares for approximately $9 million.

Item 6.                 Exhibits

(a)           Exhibits.

Exhibit No.		Exhibit Name
2.1	*	Purchase and Sale Agreement, dated as of January 15, 2007, by and between Mirant Americas, Inc. and LS Power (Designated on Form 8-K filed January 18, 2007 as Exhibit 2.1)
2.2	*

Purchase and Sale Agreement, dated as of April 17, 2007, between Mirant International Investments, Inc. and Marubeni Caribbean Power Holdings, Inc. (Designated on Form 8-K filed April 18, 2007, as Exhibit 2.1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2007.

MIRANT CORPORATION
By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller (Principal Accounting Officer)