Form 10-Q
period 2007-06-30
MIRANT CORP
filed 2007-08-09
CIK 1010775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at July 31, 2007, was 255,959,032.

Glossary of Certain Defined Terms

ACO—Administrative Compliance Order.

APB—Accounting Principles Board.

APB No. 22—APB Opinion No. 22, Disclosure of Accounting Policies.

APSA—Asset Purchase and Sale Agreement dated June 7, 2000, between the Company and Pepco.

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

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

FIN—FASB Interpretation.

i

FIN 39—FIN No. 39, Offsetting of Amounts Returned to Certain Contracts.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position.

FSP FIN 39-1—FSP FIN No. 39-1, Modification to FASB Interpretation No. 39 (FIN 39).

FSP FIN 48-1—FSP FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FIN 48).

GAAP—Generally accepted accounting principles in the United States.

Gross Margin—Operating revenue less cost of fuel, electricity and other products.

Hudson Valley Gas—Hudson Valley Gas Corporation.

Intermediate Generating Units—Units that meet system requirements that are greater than baseload and less than peaking.

LIBOR—London InterBank Offered Rate.

MAAC—Mid-Atlantic Area Council.

MC Asset Recovery—MC Asset Recovery, LLC.

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

Mirant New York—Mirant New York, LLC (formerly, Mirant New York, Inc.).

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

NOL—Net operating loss.

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

SEC—U.S. Securities and Exchange Commission.

Securities Act—Securities Act of 1933, as amended.

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

•       changes in the rules used to calculate capacity and energy payments in the markets in which we operate;

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

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant North America contained in its financing agreements and restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect our ability to access the cash flow of those subsidiaries to make debt service and other payments; and

•       the disposition of the pending litigation described in this Form 10-Q.

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant” refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise. Also, as used in this report “we,” “us,” “our,” the “Company” and “Mirant” refer to Old Mirant prior to January 3, 2006, and to New Mirant on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Operating revenues	$542	$619	$893	$1,576
Cost of fuel, electricity and other products	229	251	504	565
Gross Margin	313	368	389	1,011
Operating Expenses:
Operations and maintenance	199	186	348	354
Depreciation and amortization	32	35	64	68
Impairment losses	175	—	175	—
Gain on sales of assets, net	(22)	(6)	(24)	(46)
Total operating expenses	384	215	563	376
Operating Income (Loss)	(71)	153	(174)	635
Other Expense (Income), net:
Interest expense	63	69	130	143
Interest income	(34)	(21)	(53)	(37)
Other, net	(1)	(3)	(3)	(3)
Total other expense, net	28	45	74	103
Income (Loss) From Continuing Operations Before Reorganization Items and Income Taxes	(99)	108	(248)	532
Reorganization items, net	(1)	—	(2)	—
Provision (benefit) for income taxes	(15)	1	(30)	2
Income (Loss) From Continuing Operations	(83)	107	(216)	530
Income (Loss) From Discontinued Operations, net	1,339	(8)	1,420	36
Net Income	$1,256	$99	$1,204	$566
Basic EPS:
Basic EPS from continuing operations	$(0.32)	$0.36	$(0.84)	$1.77
Basic EPS from discontinued operations	5.23	(0.03)	5.54	0.12
Basic EPS	$4.91	$0.33	$4.70	$1.89
Diluted EPS:
Diluted EPS from continuing operations	$(0.32)	$0.35	$(0.84)	$1.72
Diluted EPS from discontinued operations	5.23	(0.03)	5.54	0.12
Diluted EPS	$4.91	$0.32	$4.70	$1.84
Average shares outstanding	256	300	256	300
Effect of dilutive securities	—	8	—	8
Average shares outstanding assuming dilution	256	308	256	308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2007	At December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$5,673	$1,139
Funds on deposit	271	235
Receivables, net	321	381
Price risk management assets	289	715
Inventories	307	287
Prepaid expenses	124	142
Assets held for sale	1,577	4,987
Deferred income taxes	—	110
Total current assets	8,562	7,996
Property, Plant and Equipment, net	2,171	2,201
Noncurrent Assets:
Intangible assets, net	209	214
Price risk management assets	45	100
Deferred income taxes	206	660
Prepaid rent	237	218
Other	139	147
Total noncurrent assets	836	1,339
Total assets	$11,569	$11,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$96	$142
Accounts payable and accrued liabilities	465	443
Price risk management liabilities	256	322
Liabilities held for sale	1,075	2,218
Deferred income taxes	206	49
Accrued taxes and other liabilities	5	88
Total current liabilities	2,103	3,262
Noncurrent Liabilities:
Long-term debt	3,043	3,133
Price risk management liabilities	409	428
Asset retirement obligations	43	40
Pension and postretirement obligations	168	204
Other	19	8
Total noncurrent liabilities	3,682	3,813
Liabilities Subject to Compromise	2	18
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at June 30, 2007 and December 31, 2006	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 300,593,097 and 300,200,197 at June 30, 2007 and December 31, 2006, respectively, and outstanding 256,140,047 shares and 256,017,187 at June 30, 2007 and December 31, 2006, respectively	3	3
Treasury stock, at cost, 44,453,050 shares and 44,183,010 shares at June 30, 2007 and December 31, 2006, respectively	(1,271)	(1,261)
Additional paid-in capital	11,336	11,317
Accumulated deficit	(4,277)	(5,598)
Accumulated other comprehensive income	(9)	(18)
Total stockholders’ equity	5,782	4,443
Total liabilities and stockholders’ equity	$11,569	$11,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income
	(in millions)
Balance, December 31, 2006	$3	$(1,261)	$11,317	$(5,598)	$(18)
Net income	—	—	—	1,204	—
Stock repurchases	—	(10)	—	—	—
Stock-based compensation	—	—	14	—	—
Exercises of stock options and warrants	—	—	5	—	—
Adoption of FIN 48	—	—	—	117	—
Other comprehensive income	—	—	—	—	9
Balance, June 30, 2007	$3	$(1,271)	$11,336	$(4,277)	$(9)

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months
	Ended June 30,
	2007	2006
	(in millions)
Net Income	$1,204	$566
Other comprehensive income, net of tax
Cumulative translation adjustment	4	3
Unrealized gains on available-for-sale securities	—	14
Settlement of pension and other postretirement benefits	5	—
Other comprehensive income, net of tax	9	17
Total Comprehensive Income	$1,213	$583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income	$1,204	$566
Income from discontinued operations	1,420	36
Income (loss) from continuing operations	(216)	530
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	69	73
Impairment losses	175	—
Gain on sales of assets and investments, net	(24)	(49)
Price risk management activities, net	396	(410)
Deferred income taxes	(49)	—
Stock-based compensation	14	8
Other postretirement benefits curtailment gain	(32)	—
Other, net	2	(1)
Changes in operating assets and liabilities:
Receivables, net	119	247
Funds on deposit	(36)	260
Inventories	(20)	(99)
Other assets	(2)	6
Accounts payable and accrued liabilities	(9)	(213)
Settlement of claims payable	(28)	(757)
Accrued taxes and other liabilities	(10)	30
Total adjustments	565	(905)
Net cash provided by (used in) operating activities of continuing operations	349	(375)
Net cash provided by operating activities of discontinued operations	166	261
Net cash provided by (used in) operating activities	515	(114)
Cash Flows from Investing Activities:
Capital expenditures	(178)	(64)
Proceeds from the sales of assets and other investments	34	64
Other	4	—
Net cash used in investing activities of continuing operations	(140)	—
Net cash provided by (used in) investing activities of discontinued operations	4,782	(74)
Net cash provided by (used in) investing activities	4,642	(74)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	2,015
Repayment of long-term debt	(136)	(469)
Proceeds from exercise of stock options and warrants	5	—
Settlement of debt under the Plan	—	(990)
Debt issuance costs	—	(51)
Stock repurchases	(10)	—
Net cash provided by (used in) financing activities of continuing operations	(141)	505
Net cash used in financing activities of discontinued operations	(668)	(71)
Net cash provided by (used in) financing activities	(809)	434
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(1)
Net Increase in Cash and Cash Equivalents	4,349	245
Cash and Cash Equivalents, beginning of period	1,139	1,068
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	247	483
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	62	603
Cash and Cash Equivalents, end of period	$5,673	$1,193
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$183	$169
Cash paid for income taxes	$31	$43
Cash paid for claims and professional fees from bankruptcy	$33	$1,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

Mirant’s continuing operations generate revenues primarily through the production of electricity in the United States. Those operations consist of the ownership, long-term lease and operation of 10,301 MW of power generation facilities located in markets in the Mid-Atlantic and Northeast regions of the United States and in California, and energy trading and marketing operations in Atlanta, Georgia.

As of June 30, 2007, the Company owned or leased 11,351 MW of electric generating capacity comprised of its continuing and Caribbean businesses. In the third quarter of 2006, Mirant commenced separate auction processes to sell its Philippine (2,203 MW) and Caribbean (1,050 MW) businesses and six of its U.S. natural gas-fired plants totaling 3,619 MW, including the Zeeland (903 MW), West Georgia (613 MW), Shady Hills (469 MW), Sugar Creek (561 MW), Bosque (546 MW) and Apex (527 MW) facilities. On May 1, 2007, the Company completed the sale of the six U.S. natural gas-fired plants. On June 22, 2007, the Company completed the sale of its Philippine business. On August 8, 2007, the Company completed the sale of its Caribbean business. In addition, on May 7, 2007, the Company completed the sale of Mirant NY-Gen (121 MW). See Note C for additional information regarding the accounting for these businesses and assets as discontinued operations.

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

All amounts are presented in U.S. dollars unless otherwise noted. In accordance with SFAS No. 144, the results of operations of the Company’s businesses and assets to be disposed of have been reclassified to discontinued operations, and the associated assets and liabilities have been reclassified to assets and liabilities held for sale for all periods presented. In addition, the accompanying unaudited condensed consolidated statements of cash flows present the cash flows from discontinued operations in each of the three major categories (operating, investing and financing activities). The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, was revised to conform to this presentation.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Curtailment of Other Postretirement Benefits

During the fourth quarter of 2006, Mirant amended its postretirement benefit plan covering non-union employees to eliminate all employer-provided subsidies through a gradual phase-out by 2011. This action occurred after the Company’s September 30 annual measurement date for actuarial purposes used for measuring its December 31, 2006, obligation. The Company recognized a curtailment gain of approximately $32 million in the first quarter of 2007. This gain is included as a reduction of operations and maintenance expense on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2007.

Recently Adopted Accounting Standards

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

On January 1, 2007, the Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized or will continue to be recognized. The total effect of adopting FIN 48 was an increase in stockholders’ equity of $117 million. See Note J for additional information on FIN 48.

On May 2, 2007, the FASB issued FSP FIN 48-1, which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position is effectively settled, companies are required to make the assessment on a position-by-position basis; however, a company could conclude that all positions in a particular tax year are effectively settled. The Company’s initial adoption of FIN 48 on January 1, 2007, was consistent with the provisions of FSP FIN 48-1.

In February 2006, the FASB issued SFAS No. 155, which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company adopted

SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not affect the Company’s statements of operations, financial position or cash flows.

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

New Accounting Standards Not Yet Adopted

On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, and as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating Mirant’s own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at June 30, 2007, were not material. The Company has not yet determined the potential effect of SFAS No. 157 on its statements of operations, financial position or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS No. 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS No. 159 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its statements of operations, financial position or cash flows.

On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt FSP FIN 39-1 on January 1, 2008. The Company has not yet determined the potential effect of FSP FIN 39-1 on its statements of financial position.

C. Dispositions

Assets and Liabilities Held for Sale

Assets and liabilities held for sale include discontinued operations and other assets that the Company expects to dispose of in the subsequent year. In the third quarter of 2006, Mirant commenced auction processes to sell its Philippine (2,203 MW) and Caribbean (1,050 MW) businesses and six U.S. natural gas-fired intermediate and peaking plants totaling 3,619 MW, comprised of Zeeland (903 MW), West Georgia (613 MW), Shady Hills (469 MW), Sugar Creek (561 MW), Bosque (546 MW) and Apex (527 MW). In addition, the Company sought to sell Mirant NY-Gen (121 MW). At December 31, 2006, assets and liabilities held for sale consisted of the businesses and assets above and certain ancillary equipment included in the sale of the six U.S. natural gas-fired plants. At June 30, 2007, assets and liabilities held for sale consisted of the Caribbean business.

On December 11, 2006, Mirant entered into a definitive purchase and sale agreement with a consortium of The Tokyo Electric Power Company, Incorporated and Marubeni Corporation for the sale of its Philippine business. The sale was completed on June 22, 2007, and the Company recognized a pre-tax gain of $2.010 billion, which is recorded in discontinued operations. The net proceeds to Mirant after transaction costs and the repayment of $642 million of debt were $3.216 billion.

On May 1, 2007, Mirant completed the sale of six U.S. natural gas-fired plants to Broadway Generating Company, LLC (formerly LS Power Acquisition Co. I), a member of the LS Power Group. The net proceeds to Mirant from the sale, after transaction costs and retiring $83 million of project-related debt, were $1.307 billion. In accordance with Mirant North America’s debt covenants, approximately $524 million of the proceeds from the sale of the Zeeland and Bosque plants are being reinvested in the business of Mirant North America.

The Company completed the sale of Mirant NY-Gen to Alliance Energy Renewables, LLC on May 7, 2007, and recognized a gain of $8 million, which is recorded in discontinued operations.

On April 18, 2007, Mirant executed a definitive purchase and sale agreement with a subsidiary of Marubeni Corporation for the sale of its Caribbean business for a purchase price of $1.071 billion, which includes related debt of approximately $348 million, power purchase obligations of approximately $152 million and estimated working capital at closing. The sale was completed on August 8, 2007. The net proceeds to Mirant after transaction costs were $553 million and the Company expects to recognize a gain of approximately $58 million in the third quarter of 2007.

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale (in millions):

	At June 30, 2007	At December 31, 2006
Current Assets:
Cash and cash equivalents	$62	$247
Funds on deposit	—	126
Other current assets	314	520
Total current assets	376	893
Property, Plant and Equipment, net	897	3,489
Noncurrent Assets:
Investments	161	224
Other noncurrent assets	143	381
Total noncurrent assets	304	605
Total Assets	$1,577	$4,987
Current Liabilities:
Short-term debt	$15	$25
Current portion of long-term debt	35	166
Other current liabilities	164	245
Total current liabilities	214	436
Noncurrent Liabilities:
Long-term debt	483	1,149
Other noncurrent liabilities	378	633
Total noncurrent liabilities	861	1,782
Total Liabilities	$1,075	$2,218

The Company recognized $9 million of other comprehensive income, net of tax in the six months ended June 30, 2007, related to the sale of the Philippine business. Of this amount, $5 million was related to a pension liability that was settled as part of the sale and $4 million was related to a cumulative translation adjustment.

Long-Term Debt

Long-term debt recorded in liabilities held for sale is as follows (in millions):

	At June 30, 2007	At December 31, 2006	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant North America:
Mirant Zeeland capital lease, due 2007 to 2012	$—	$11	9.5%	—
Other:
Mirant Sweden International AB (publ), due 2007 to 2012	—	700	LIBOR + 2.25%	Secured
Jamaica Public Service Company Limited, due 2007 to 2030	52	55	7.00% to LIBOR + 7.5%	Secured
Jamaica Public Service Company Limited, VIEs, due 2007 to 2020	109	114	30-yr U.S. Treasury Bond	Secured
			Yield + 3% to 13.58%
Jamaica Public Service Company Limited, due 2016	180	180	11%	Unsecured
Mirant Grand Bahama Limited, due 2007 to 2011	9	10	LIBOR + 1.25%	Secured
Grand Bahama Power Company Limited, due 2007 to 2014	57	50	5.625% to Bahamian Prime + 1.125%	Unsecured
Mirant Trinidad Investments LLC, due 2016	100	100	7.017%	Secured
Mirant Curacao Investments, Ltd, due 2007	11	12	10.15%	Secured
West Georgia Generating Company, due 2007 to 2011	—	83	LIBOR + 3.125%	Secured
Total long-term debt	518	1,315
Less: current portion of long-term debt	(35)	(166)
Total long-term debt, excluding current portion	$483	$1,149

Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of or have met the required criteria for such classification at June 30, 2007.

For the three and six months ended June 30, 2007, income from discontinued operations included the results of operations of the Caribbean business for the entire period, and the results of operations from the Philippine business, the six U.S. natural gas-fired plants and Mirant NY-Gen through their respective dates of sale. For the three and six months ended June 30, 2006, income from discontinued operations also included the results of operations of the Wichita Falls facility in Texas that was sold on May 4, 2006.

The following summarizes certain financial information of the businesses reported as discontinued operations (in millions):

	Three Months Ended June 30, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$14	$99	$220	$333
Operating expenses:
Gain on sales of assets	(24)	(2,010)	—	(2,034)
Other Operating expenses	19	21	176	216
Total operating expenses	(5)	(1,989)	176	(1,818)
Operating income	19	2,088	44	2,151
Other expense, net(1)	2	782	28	812
Net income	$17	$1,306	$16	$1,339

	Three Months Ended June 30, 2006
	U.S.	Philippines	Caribbean	Total
Operating revenues	$71	$124	$215	$410
Operating expenses	63	40	183	286
Operating income	8	84	32	124
Other expense, net	1	111	20	132
Net income (loss)	$7	$(27)	$12	$(8)

	Six Months Ended June 30, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$58	$200	$407	$665
Operating expenses:
Gain on sales of assets	(39)	(2,010)	—	(2,049)
Other operating expenses	65	66	334	465
Total operating expenses	26	(1,944)	334	(1,584)
Operating income	32	2,144	73	2,249
Other expense, net(1)	4	787	38	829
Net income	$28	$1,357	$35	$1,420

	Six Months Ended June 30, 2006
	U.S.	Philippines	Caribbean	Total
Operating revenues	$107	$246	$403	$756
Operating expenses	101	82	342	525
Operating income	6	164	61	231
Other expense, net	4	156	35	195
Net income	$2	$8	$26	$36

(1)          includes an income tax provision of $710 million due to the reversal of deferred tax assets related to the sale of the Philippine business.

Contingencies

Sual Outages

On July 12, 2006, the Company’s Sual generating facility in the Philippines had an unplanned outage of unit 2 due to a failure of the generator. The repairs on unit 2 were completed on March 4, 2007, and the unit returned to operation. On October 23, 2006, unit 1 at the Sual generation facility had an unplanned outage as a result of a failure of the generator. The repairs on unit 1 were completed on June 12, 2007, and the unit returned to operation.

As part of the sale of the Philippine business, Mirant retained the rights to future insurance recoveries related to the Sual outages. At June 30, 2007, the Company had recognized $23 million of insurance recoveries based on signed proofs of loss with the insurer through that date. As of June 30, 2007, the Company had an outstanding receivable of $20 million related to these recoveries. Additional recoveries will be recognized when outstanding claims are resolved.

D. Impairments on Assets Held and Used

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

Background

The Mirant Lovett generation facility in New York has been in ongoing discussions with NYSDEC and the New York State Office of the Attorney General regarding environmental controls. Under the terms of a consent decree dated June 11, 2003 (the “2003 Consent Decree”), Mirant Lovett was required to install certain environmental controls on unit 5 of the Lovett facility, convert unit 5 to operate exclusively on natural gas, or discontinue operation of unit 5 by April 30, 2007. The 2003 Consent Decree also required that certain environmental controls be installed on unit 4 by April 30, 2008, or operation of unit 4 had to be discontinued.

On September 19, 2006, Mirant Lovett sought Bankruptcy Court approval to discontinue operation of units 3 and 5 of the Lovett generation facility if an alternative environmental compliance mechanism for environmental controls agreeable to the State of New York was not approved by April 30, 2007. On October 18, 2006, the Bankruptcy Court approved the Company’s request. On October 19, 2006, Mirant Lovett submitted notices of its intent to discontinue operations of units 3 and 5 of the Lovett facility on April 30, 2007, to the New York Public Service Commission, NYISO, Orange and Rockland and several other affected transmission and distribution utilities in New York.

On April 30, 2007 and May 7, 2007, Mirant Lovett entered into two tolling agreements with the New York State Office of the Attorney General and the NYSDEC to allow the operation of unit 5 to continue on coal until May 14, 2007, while the parties sought to reach agreement on an amendment to the 2003 Consent Decree. The second tolling agreement also required the temporary suspension of operation of unit 4. Mirant Lovett advised the New York Public Service Commission, the NYISO, Orange and Rockland and other potentially affected transmission and distribution companies in New York of the changes in expected operating status of units 4 and 5.

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. Unit 4 discontinued operation as of May 7, 2007. In addition, unit 3 discontinued operation because it is uneconomic for the unit to continue to run. On May 8, 2007, Mirant New York, Mirant Lovett, Mirant Bowline and Hudson Valley Gas also entered into an agreement (the “Tax Assessments Agreement”) with the Town of Stony Point, the Town of Haverstraw and the Village of Haverstraw to set the assessed values for the Lovett and Bowline facilities and the pipeline owned by Hudson Valley Gas for 2007 and 2008 for property tax purposes at the values established for 2006 under a settlement agreement entered into by the Mirant entities and those taxing authorities in December 2006. The Bankruptcy Court approved the amendment to the 2003 Consent Decree and the Tax Assessments Agreement on May 10, 2007. The amendment to the 2003 Consent Decree was approved by the United States District Court for the Southern District of New York on May 11, 2007.

In its impairment analysis of the Lovett generation facility in prior periods, the Company assumed multiple scenarios, including the operation of all units of the Lovett facility beyond April 2008. Entering into the amendment to the 2003 Consent Decree and the Tax Assessments Agreement prompted management to test for recoverability of the Lovett facility under SFAS No. 144 in the second quarter of 2007.

Assumptions and Results

The Company’s assessment of Lovett under SFAS No. 144 in the current period involved developing two scenarios for the future expected operation of the Lovett facility. The first scenario considered was the shutdown of unit 5 by April 30, 2008, in accordance with the amendment to the 2003 Consent Decree. The Company also considered a second scenario that assumed operation of unit 5, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. Property taxes under both scenarios were assumed at the assessed levels specified in the Tax Assessments Agreement for those periods. Additionally, both scenarios included an estimated cost for demolition of the facility to reduce future property taxes, a value for the land on which the facility operates and the sale of previously granted emission allowances for periods beyond the shutdown date. For purposes of measuring an impairment loss, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. All of the units at Mirant Lovett are viewed as one group. As required under SFAS 144, the assessment did not include the value of new generation capacity that could potentially be constructed at the current Lovett facility site.

As a result of this assessment, in the second quarter of 2007, the Company recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. The carrying value of the Lovett facility prior to the impairment was approximately $185 million. The remaining depreciable life for the Lovett facility was also adjusted to April 30, 2008, based on the high likelihood of a shutdown of unit 5 on that date.

E. Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets and liabilities, net of credit reserves, at June 30, 2007 and December 31, 2006, are as follows (in millions):

	At June 30, 2007
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$256	$35	$(183)	$(84)	$24
Back-to-Back Agreement(1)	—	—	(18)	(316)	(334)
Natural Gas	7	—	(10)	(1)	(4)
Oil	24	10	(44)	(8)	(18)
Coal	4	—	(1)	—	3
Other, including credit reserves	(2)	—	—	—	(2)
Total	$289	$45	$(256)	$(409)	$(331)

	At December 31, 2006
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$603	$99	$(247)	$(8)	$447
Back-to-Back Agreement(1)	—	—	(36)	(389)	(425)
Natural Gas	21	1	(26)	(2)	(6)
Oil	83	—	(10)	(29)	44
Coal	13	—	(3)	—	10
Other, including credit reserves	(5)	—	—	—	(5)
Total	$715	$100	$(322)	$(428)	$65

(1)          Contractual arrangement with Pepco with respect to certain PPAs. See “Pepco Litigation” in Note L for further discussion.

The following table represents the net price risk management assets and liabilities by tenor as of June 30, 2007 (in millions):

	Back-to-Back Agreement	All Other Agreements
2007	$(8)	$71
2008	(15)	(25)
2009	(14)	(24)
2010	(16)	(18)
Thereafter	(281)	(1)
Net assets (liabilities)	$(334)	$3

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio, excluding the Back-to-Back Agreement, at June 30, 2007, was approximately 13 months. The net notional amount of the price risk management assets and liabilities, excluding the Back-to-Back Agreement, at June 30, 2007, was a net short position of approximately 33 million equivalent MWh.

The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and liability accounts for the six months ended June 30, 2007 (in millions):

	Proprietary Trading and Fuel Oil Management	Asset Management	Back-to- Back Agreement	Total
Net fair value of portfolio at December 31, 2006	$106	$384	$(425)	$65
Changes in fair value, net	(22)	(124)	70	(76)
Contracts settled during the period, net	(82)	(259)	21	(320)
Net fair value of portfolio at June 30, 2007	$2	$1	$(334)	$(331)

F. Debt

Long-term debt is as follows (in millions):

	At June 30, 2007	At December 31, 2006	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(4)
Mirant North America:
Term loan, due 2007 to 2013	558	693	LIBOR + 1.75%	Secured
Notes, due 2013	850	850	7.375%	Unsecured
Capital leases, due 2007 to 2015	34	36	7.375% - 8.19%
Total Mirant	3,139	3,275
Less: current portion of long-term debt	(96)	(142)
Total long-term debt, excluding current portion	$3,043	$3,133

Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available for cash draws or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the first quarter of 2006. The senior secured term loan was fully drawn at closing and amortizes in quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date in January 2013. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. As of June 30, 2007, there were approximately $177 million of letters of credit outstanding under the senior secured term loan and $86 million of letters of credit outstanding under the senior secured revolving credit facility. The senior secured credit facilities are obligations of Mirant North America and the respective guarantors and are without recourse to any other Mirant entities.

In addition to the quarterly installments, Mirant North America is required to prepay a portion of the outstanding senior secured term loan principal balance once a year. The prepayment is based on an adjusted EBITDA calculation that determines excess free cash flows, as defined in the loan agreement. On March 20, 2007, the Company made a mandatory principal prepayment of approximately $131 million on the term loan. Based on projections for 2007, the current estimate of the mandatory principal prepayment of the term loan in March 2008 is approximately $86 million. This amount has been reclassified from long-term debt to current portion of long-term debt at June 30, 2007. The estimate of the principal prepayment was reduced in the second quarter of 2007 from $155 million at March 31, 2007, primarily due to changes in the estimated utilization of proceeds from the sale of the Zeeland and Bosque gas-fired plants for capital expenditures at Mirant North America.

G. Financial Statements of Subsidiary in Bankruptcy

The Company’s New York subsidiaries, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at December 31, 2006. On January 26, 2007, Mirant New York, Mirant Bowline and Hudson Valley Gas (collectively the “Emerging New York Entities”) filed a Supplemental Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and subsequently filed amendments to that plan (as subsequently amended, the “Supplemental Plan”). The Supplemental Plan was confirmed by the Bankruptcy Court on March 23, 2007, and became effective on April 16, 2007, resulting in the Emerging New York Entities’ emergence from bankruptcy. For financial statement presentation purposes, the effects of the Supplemental Plan were recorded on March 31, 2007.

On January 31, 2007, Mirant New York entered into an agreement with Alliance Energy Renewables, LLC for the sale of Mirant NY-Gen, which owns the Hillburn and Shoemaker gas turbine facilities and the Swinging Bridge, Rio and Mongaup hydroelectric generating facilities. The sale price of $5 million was subject to adjustments for working capital and certain dam remediation efforts that were ongoing at the Swinging Bridge facility. The sale closed on May 7, 2007, and the Company recognized a gain of $8 million. Mirant NY-Gen emerged from bankruptcy under a plan of reorganization that incorporated the sale and was approved by the Bankruptcy Court on April 27, 2007.

At June 30, 2007, Mirant Lovett remained in bankruptcy. On July 13, 2007, Mirant Lovett filed a plan of reorganization with the U.S. Bankruptcy Court in Texas. Mirant Lovett is expected to emerge from bankruptcy in the fourth quarter of 2007. Mirant Americas is providing Mirant Lovett with a debtor-in-possession credit facility for working capital. At June 30, 2007, there were no amounts outstanding under this facility. For further discussion see “Chapter 11 Proceedings” in Note L.

Unaudited condensed financial statements of Mirant Lovett, which remained in bankruptcy at June 30, 2007, are set forth below:

Mirant Lovett
Unaudited Condensed Statements of Operations Data

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating revenues	$30	$41	$78	$102
Total cost of fuel, electricity and other products	17	28	39	68
Operating expenses(1)	193	25	210	47
Operating loss	(180)	(12)	(171)	(13)
Other income, net	(1)	—	—	—
Net loss	$(179)	$(12)	$(171)	$(13)

(1)          Includes an impairment loss of $175 million in the second quarter of 2007 to reduce the carrying value of the Lovett facility to its estimated fair value.

Mirant Lovett
Unaudited Condensed Balance Sheet Data

	At June 30,	At December 31,
	2007	2006
	(in millions)
Assets—affiliate	$44	$63
Assets—nonaffiliate	30	24
Property, plant and equipment, net(1)	9	187
Total assets	$83	$274
Liabilities not subject to compromise
Liabilities—affiliate	$3	$3
Liabilities—nonaffiliate	15	36
Liabilities subject to compromise
Liabilities—affiliate	23	22
Liabilities—nonaffiliate	2	2
Member’s equity	40	211
Total liabilities and member’s equity	$83	$274

(1)          Includes an impairment loss of $175 million in the second quarter of 2007 to reduce the carrying value of the Lovett facility to its estimated fair value.

Mirant Lovett
Unaudited Condensed Statements of Cash Flows Data

	For the Six Months Ended June 30,
	2007	2006
	(in millions)
Net cash provided by (used in):
Operating activities	$(9)	$2
Investing activities	19	(2)
Net increase in cash and cash equivalents	10	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$10	$—

H. Stock-based Compensation

During the first quarter of 2007, the Company granted approximately 589,000 stock options and 418,000 restricted stock units to executives and certain other employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a five-year term and the stock options and restricted stock units vest in three equal installments on each of the first, second and third anniversaries of the grant date. The stock options have an exercise price of $37.71 and a grant date fair value of $8.46. Approximately 359,000 and 59,000 restricted stock units have a grant date fair value of $37.71 and $37.80, respectively, the Company’s closing stock price on the day of the grants.

During the second quarter of 2007, the Company granted approximately 15,000 stock options and 9,000 restricted stock units to non-management members of the Board of Directors under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a five-year term and vest on the first anniversary of the grant date. The stock options have an exercise price of $45.77 and a grant date fair value of $7.41. The restricted stock units vest on the first anniversary of the grant date and have a grant date fair value of $45.77, the Company’s closing stock price on the day of the grants.

During the three and six months ended June 30, 2007, the Company recognized approximately $7 million and $14 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units compared to approximately $3 million and $8 million, respectively, for the same periods in 2006. This amount is included in operations and maintenance expense in the unaudited condensed consolidated statements of operations. As of June 30, 2007, approximately 1.3 million and 280,000 of stock options and restricted shares/restricted stock units, respectively, were vested and have an aggregate intrinsic value of approximately $24 million and $12 million, respectively. Approximately 145,000 stock options were exercised during the six months ended June 30, 2007, and the Company received cash proceeds of approximately $4 million.

As of June 30, 2007, there was approximately $35 million of total unrecognized compensation cost related to non-vested stock-based compensation awards. The outstanding stock options, restricted shares and restricted stock units have an accelerated vesting clause should certain events occur, including a change in control of the Company.

I. Earnings per Share

Mirant calculates basic EPS by dividing income available to shareholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including restricted shares, restricted stock units, stock options and warrants.

The following table shows the computation of basic and diluted EPS for the three and six months ended June 30, 2007 and 2006 (in millions except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss) from continuing operations	$(83)	$107	$(216)	$530
Net income (loss) from discontinued operations	1,339	(8)	1,420	36
Net income as reported	$1,256	$99	$1,204	$566
Basic and diluted:
Weighted average shares outstanding—basic	256	300	256	300
Shares due to assumed exercise of warrants and options	29	8	26	8
Shares due to assumed vesting of restricted shares and restricted stock units	1	—	1	—
Weighted average shares outstanding—diluted	286	308	283	308
Basic EPS
EPS from continuing operations	$(0.32)	$0.36	$(0.84)	$1.77
EPS from discontinued operations	5.23	(0.03)	5.54	0.12
Basic EPS	$4.91	$0.33	$4.70	$1.89
Diluted EPS
EPS from continuing operations	$(0.32)	$0.35	$(0.84)	$1.72
EPS from discontinued operations	5.23	(0.03)	5.54	0.12
Diluted EPS	$4.91	$0.32	$4.70	$1.84

J. Income Taxes

Adoption of FIN 48

The Company adopted the provisions of FIN 48 on January 1, 2007. Prior to adoption of FIN 48, Mirant recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, for continuing operations, the Company recognized a decrease in accrued liabilities of $61 million and an increase of $26 million in taxes receivable. For discontinued operations, the adoption of FIN 48 resulted in a decrease in liabilities held for sale and accumulated deficit of $30 million. The total effect of adopting FIN 48 was an increase in stockholders’ equity of $117 million.

The unrecognized tax benefit for continuing operations as of January 1 and June 30, 2007, was $13 million, all of which would affect the Company’s effective tax rate if it were to be recognized. The unrecognized tax benefit included the review of tax positions relating to open tax years beginning in 1999 and continuing to the present. The Company does not currently anticipate any significant changes to the amount of the unrecognized tax benefit absent changes in judgment about the realizability of its recognized or unrecognized tax benefits. The Company’s tax provision continues to include the accrual for any penalties and interest subsequent to its adoption of FIN 48.

NOLs

As required by applicable accounting principles, an enterprise that anticipates the realization of a pretax gain must recognize the benefit or detriment of the deferred tax assets and liabilities associated with the transaction in the year in which it becomes more likely than not that the gain will be realized. In accordance with EITF 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that Is Accounted for as a Discontinued Operation, the Company recognized a tax benefit in 2006 and 2007 related to the sale of the Philippine business. Conversely, the Company recognized an income tax provision of $710 million in connection with the sale of the Philippine business in income from discontinued operations in the unaudited condensed consolidated statement of operations.

The amount and ultimate utilization of the Company’s remaining NOLs will depend on several factors, including the Company’s future financial performance and certain tax elections. Specifically, Mirant’s utilization of NOLs arising prior to its emergence from bankruptcy will be affected by whether the Company is subject to the default NOL treatment under Internal Revenue Code §382(l)(5) or the alternative tax treatment provided in §382(l)(6).

Previously, Mirant had determined that it was more likely than not that it would elect treatment under §382(l)(5). As a result of further tax planning, Mirant has determined that it is now more likely than not to elect treatment under §382(l)(6) and, accordingly, expects to make the §382(l)(6) election in its 2006 annual tax return to be filed no later than September 17, 2007. Absent making this election, its pre-emergence NOLs would be subject to the default treatment under §382(l)(5). As a result, the Company’s recorded deferred income tax items, including its pre-emergence NOLs, are presented in accordance with the §382(l)(6) treatment. This change had no net effect on the consolidated balance sheets or consolidated statements of operations because the increase in deferred tax asset NOLs was equally offset by an increase in the related deferred tax asset valuation allowance. The NOL balance at December 31, 2006, under §382(l)(6) was $3.2 billion as adjusted for the effect of the Mirant Asia Pacific check-the-box election discussed in Critical Accounting Estimates-Income Taxes.

Under §382(l)(6), Mirant estimates that it will be subject to a $317 million annual limitation on the use of the pre-emergence NOLs, disregarding the effect of net unrealized built-in gains. The NOLs under this election will not be subject to any previous adjustments for interest accrued on debt settled with stock as required under §382(l)(5). The Company also anticipates that it will elect to reduce the income tax basis of depreciable assets for any cancellation of debt income that arises from making the §382(l)(6) election.

Under §382(l)(5) treatment, Mirant would have unlimited use of its pre-emergence NOLs as long as there is not a change of ownership (broadly defined as 50 percent change of “five percent” shareholders) within two years of its emergence from bankruptcy. The §382(l)(5) default treatment would require Mirant to reduce its pre-emergence NOLs by $1.1 billion due to interest accrued on debt settled with stock for the three years prior to emergence. Mirant has requested guidance from the Internal Revenue Service concerning certain aspects of the default tax treatment under §382(l)(5), but has not yet received such guidance.

SFAS No. 109 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The establishment of a valuation allowance requires significant judgment as to a company’s ability to generate taxable income during future periods in which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including its past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

K. Segment Reporting

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

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2007:
Operating revenues	$290	$171	$40	$41	$—	$542
Cost of fuel, electricity and other products	107	101	9	15	(3)	229
Gross Margin	183	70	31	26	3	313
Operating Expenses:
Operations and maintenance	91	49	16	43	—	199
Depreciation and amortization	20	6	4	2	—	32
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(1)	(15)	(1)	(5)	—	(22)
Total operating expenses	110	215	19	40	—	384
Operating income (loss)	73	(145)	12	(14)	3	(71)
Total other expense (income), net	(2)	(4)	(2)	36	—	28
Income (loss) from continuing operations before reorganization items and income taxes	75	(141)	14	(50)	3	(99)
Reorganization items, net	—	(1)	—	—	—	(1)
Provision (benefit) for income taxes	—	—	—	(15)	—	(15)
Income (loss) from continuing operations	$75	$(140)	$14	$(35)	$3	$(83)
Total assets of continuing operations at June 30, 2007	$3,415	$651	$196	$6,537	$(807)	$9,992

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2007:
Operating revenues	$347	$324	$85	$137	$—	$893
Cost of fuel, electricity and other products	237	213	22	41	(9)	504
Gross Margin	110	111	63	96	9	389
Operating Expenses:
Operations and maintenance	174	92	36	46	—	348
Depreciation and amortization	39	13	7	5	—	64
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(2)	(25)	(2)	(5)	10	(24)
Total operating expenses	211	255	41	46	10	563
Operating income (loss)	(101)	(144)	22	50	(1)	(174)
Total other expense (income), net	(3)	(6)	(5)	88	—	74
Income (loss) from continuing operations before reorganization items and income taxes	(98)	(138)	27	(38)	(1)	(248)
Reorganization items, net	—	(2)	—	—	—	(2)
Provision (benefit) for income taxes	—	—	—	(30)	—	(30)
Income (loss) from continuing operations	$(98)	$(136)	$27	$(8)	$(1)	$(216)
Total assets of continuing operations at June 30, 2007	$3,415	$651	$196	$6,537	$(807)	$9,992

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2006:
Operating revenues	$366	$169	$38	$46	$—	$619
Cost of fuel, electricity and other products	128	113	10	17	(17)	251
Gross Margin	238	56	28	29	17	368
Operating Expenses:
Operations and maintenance	88	60	13	25	—	186
Depreciation and amortization	18	6	4	7	—	35
Gain on sales of assets, net	(5)	(10)	—	—	9	(6)
Total operating expenses	101	56	17	32	9	215
Operating income (loss)	137	—	11	(3)	8	153
Total other expense (income), net	(2)	(2)	(1)	50	—	45
Income (loss) from continuing operations before reorganization items and income taxes	139	2	12	(53)	8	108
Reorganization items, net	—	(1)	—	1	—	—
Provision for income taxes	—	—	—	1	—	1
Income (loss) from continuing operations	$139	$3	$12	$(55)	$8	$107
Total assets of continuing operations at December 31, 2006	$3,404	$1,184	$443	$2,324	$(806)	$6,549

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2006:
Operating revenues	$945	$441	$82	$108	$—	$1,576
Cost of fuel, electricity and other products	290	241	27	39	(32)	565
Gross Margin	655	200	55	69	32	1,011
Operating Expenses:
Operations and maintenance	173	112	30	39	—	354
Depreciation and amortization	36	11	7	14	—	68
Gain on sales of assets, net	(5)	(43)	—	(40)	42	(46)
Total operating expenses	204	80	37	13	42	376
Operating income	451	120	18	56	(10)	635
Total other expense (income), net	(3)	1	(1)	106	—	103
Income (loss) from continuing operations before reorganization items and income taxes	454	119	19	(50)	(10)	532
Reorganization items, net	—	(1)	—	1	—	—
Provision for income taxes	—	—	—	2	—	2
Income (loss) from continuing operations	$454	$120	$19	$(53)	$(10)	$530
Total assets of continuing operations at December 31, 2006	$3,404	$1,184	$443	$2,324	$(806)	$6,549

L. Litigation and Other Contingencies

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. As of June 30, 2007, approximately 20.8 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant and various subsidiaries of Mirant, if it becomes effective, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. The Bankruptcy Court approved that settlement on August 9, 2006, and the United States District Court for the Northern District of Texas affirmed that approval on December 26, 2006. Because certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings have appealed the district court’s ruling to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”), the settlement with Pepco has not yet become effective. On August 7, 2007, Mirant entered into an agreement with those claims holders who have appealed the approval of the Pepco settlement that provides for the parties to make a joint filing with the Fifth Circuit on August 9, 2007, requesting that it dismiss the appeal. Mirant expects that the Fifth Circuit will then dismiss the appeal, which will allow the Pepco settlement to become effective. Mirant has agreed that once the appeal is dismissed and the Pepco settlement then becomes effective, it will make a supplemental distribution under the Plan to holders of allowed Mirant Debtor Class 3—Unsecured Claims of all but 1,023,000 shares of the reserved shares that remain after the distribution of shares is made to Pepco in accordance with the terms of the Pepco settlement.

To the extent the aggregate amount of the payouts determined to be due with respect to disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. If Mirant is required to issue additional shares of common stock to satisfy unresolved claims, certain parties who received approximately 21 million of the 300 million shares of common stock distributed under the Plan are entitled to receive additional shares of common stock to avoid dilution of their distributions under the Plan.

The only Mirant Debtor remaining in bankruptcy is Mirant Lovett. The 2003 Consent Decree among Mirant Lovett, the State of New York and the NYSDEC required Mirant Lovett to install certain environmental controls on unit 5 of the Lovett facility, convert the unit to operate exclusively on natural gas, or discontinue operation of that unit by April 30, 2007. The 2003 Consent Decree also required that certain environmental controls be installed on unit 4 by April 30, 2008, or operations at that unit had to be discontinued. Mirant New York, Mirant Lovett and the State of New York on May 10, 2007, entered into an amendment to the 2003 Consent Decree that switched the deadlines for units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened so that it would discontinue operation as of May 7, 2007, which it did. The Bankruptcy Court approved the amendment to the 2003 Consent Decree on May 10, 2007, and the United States District Court for the Southern District of New York approved it on May 11, 2007, causing it to become effective. Operations at unit 3 of the Lovett facility have also been discontinued because it is uneconomic to continue to run unit 3.

On July 13, 2007, Mirant Lovett filed the Chapter 11 Plan of Reorganization of Mirant Lovett (the “Mirant Lovett Plan”) with the Bankruptcy Court for its approval. If confirmed by the Bankruptcy Court, the proposed Mirant Lovett Plan will provide unsecured creditors of Mirant Lovett with the same treatment afforded holders of unsecured claims against Mirant Americas Generation and its subsidiaries under the Plan. Such unsecured creditors of Mirant Lovett will receive their pro rata share of the pool of assets created under the Plan for the benefit of the unsecured creditors of Mirant Americas Generation and its subsidiaries. Until Mirant Lovett emerges from bankruptcy, the Company will not have access to the cash from operations generated by Mirant Lovett.

Actions Pursued by MC Asset Recovery

In 2005, Mirant Corporation and various of its subsidiaries filed several actions before the Bankruptcy Court seeking to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent by the resulting transfers and that they did not receive fair value for those transfers. In addition to these avoidance actions, the official Committee of Unsecured Creditors of Mirant Corporation filed an action against Arthur Andersen on behalf of the Mirant Debtors alleging malpractice. Under the Plan, the rights to most of these avoidance actions, and the suit filed against Arthur Andersen, have been transferred to MC Asset Recovery. MC Asset Recovery, while wholly-owned by Mirant, is governed by managers that are independent of Mirant and its other subsidiaries. Mirant is obligated to make capital contributions to MC Asset Recovery as necessary to pay up to $20 million of professional fees and to pay certain other costs incurred by MC Asset Recovery, including expert witness fees and other costs of the avoidance actions and the Andersen suit. Under the Plan, any cash recoveries received by MC Asset Recovery from the avoidance actions or the Andersen suit, net of costs incurred in prosecuting the actions (including all capital contributions from Mirant), are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant Corporation immediately prior to the effective date of the Plan. Mirant may not reduce such payments for the taxes owed on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests under the Plan by the amount of any taxes it will owe on the amount in excess of $175 million.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco’s long-term PPA with Panda, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA is the only significant one of those PPAs still in effect. It runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

Pepco Contract Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”). Rejection of a prepetition contract in bankruptcy proceedings, if approved by the Bankruptcy Court, results in the debtor having no further obligation to perform and the other party to the agreement receiving a claim in the bankruptcy proceedings for its resulting damages. On December 9, 2004, the United States District Court for the Northern District of Texas held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. On July 19, 2006, the Fifth Circuit affirmed that decision.

On January 21, 2005, following the district court’s December 9, 2004, ruling that the Back-to-Back Agreement could not be rejected apart from the APSA, the Mirant Debtors filed a separate motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and Pepco under the terms of the APSA (the “Second Rejection Motion”). On January 31, 2007, the district court terminated this proceeding based on the filing of the proposed settlement described below in Proposed Pepco Settlement.

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

Pending a final determination of the Mirant Debtors’ ability to reject the APSA, including the Back-to-Back Agreement, and certain other agreements with Pepco, and the resolution of the Recharacterization Complaint, the Plan provides that the Mirant Debtors’ obligations under the APSA and the Back-to-Back Agreement are interim obligations of Mirant Power Purchase and are unconditionally guaranteed by Mirant. If the Mirant Debtors succeed in rejecting or recharacterizing any of these agreements, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and Pepco would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. Pepco’s damages claim would then be satisfied pursuant to the terms of the Plan. See Chapter 11 Proceedings above for further discussion of the treatment under the Plan of unresolved claims in the Chapter 11 proceedings.

If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it will result in the dismissal of all pending litigation between Mirant and Pepco related to the APSA and the Back-to-Back Agreement.

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic assets from Pepco in December 2000, Mirant also entered into an agreement with Pepco that, as subsequently modified, provided that the price paid by Mirant for those assets would be adjusted if by April 8, 2005, a binding court order had been entered finding that the Back-to-Back Agreement violated the Panda PPA as a prohibited assignment, transfer or delegation of the Panda PPA or because it caused a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled in a proceeding initiated by Panda that the assignment of certain rights and delegation of certain duties by Pepco to Mirant under the Back-to-Back Agreement did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by Pepco to Mirant was unreasonable and violated the Panda PPA. The Company’s view is that the June 10, 2003, decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and Pepco.

If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it would result in the termination of any potential adjustment to the price paid by Mirant for its December 2000 acquisition of the Pepco assets related to the Panda PPA with no amount being owed.

Pepco Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries filed a lawsuit against Pepco before the Bankruptcy Court asserting that Mirant did not receive fair value in return for the purchase price paid for the Pepco assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The suit seeks damages for fraudulent transfer under 11 U.S.C. §§ 544 and 550 and applicable state law and disallowance of claims filed by Pepco in the Chapter 11 proceedings. On November 3, 2005, the district court granted a motion filed by Pepco asking that the suit be heard by the district court rather than the Bankruptcy Court. If the proposed settlement between Mirant and Pepco described below in Proposed Pepco Settlement is approved and becomes effective, it would result in the release by Mirant and its subsidiaries of all claims asserted against Pepco in the suit filed on July 13, 2005.

Proposed Pepco Settlement.   On May 30, 2006, Mirant and various of its subsidiaries (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). If it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant that are described above in Pepco Avoidance Action. Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, but, as described below, the parties will continue to perform their obligations under the Back-to-Back Agreement until the Settlement Agreement has been approved by a final order of the Bankruptcy Court and has become effective.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Shortly after the Settlement Agreement becomes effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares to be distributed to Pepco will be determined by Mirant so as to produce upon liquidation total net proceeds as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference.

The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, and on December 26, 2006, the United States District Court for the Northern District of Texas affirmed that order. Certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings have appealed the district court’s ruling to the Fifth Circuit, and the approval order has not yet become a final order. While the appeal filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement has been pending, the parties have continued to perform their obligations under the Back-to-Back Agreement. If the approval order is affirmed on appeal and becomes a final order, the Settlement Agreement will then become effective, and Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective. The appeal of the approval order also resulted in Mirant paying Pepco $70 million under the terms of the Settlement Agreement. The $70 million will be repaid to Mirant when a final order is entered either affirming the approval order, which would cause the Settlement Agreement to become effective, or determining that the Settlement Agreement cannot be approved.

On August 7, 2007, Mirant entered into a settlement agreement (the “Appeal Settlement”) with the claims holders who are appealing the approval of the Settlement Agreement to the Fifth Circuit. Pepco and Southern Maryland Electric Cooperative are also parties to the Appeal Settlement. The Appeal Settlement provides that the claims holders and the other parties to the appeal will jointly make a filing with the Fifth Circuit on August 9, 2007, requesting that the Fifth Circuit dismiss the appeal. Mirant expects that the Fifth Circuit will then promptly dismiss the pending appeal, which will allow the Pepco Settlement to become effective. Shortly thereafter, Mirant will determine the number of shares to be distributed to Pepco and make that distribution, and Pepco will then liquidate those shares. The Bankruptcy Court has scheduled a hearing to review the Appeal Settlement on August 9, 2007. Mirant does not believe that the Appeal Settlement requires the approval of the Bankruptcy Court, but if the court concludes otherwise, that could delay implementation of the Appeal Settlement and dismissal of the appeal pending before the Fifth Circuit.

Upon the final distribution of the shares to Pepco, Mirant expects to recognize a gain as a result of the rejection of the Back-to-Back Agreement. The amount of the gain will reflect the recorded price risk management liabilities for the Back-to-Back Agreement in the consolidated balance sheet at that date reduced by the amount of cash required to be paid by Mirant in order for Pepco to receive the $520 million required under the Settlement Agreement. The closing price of Mirant’s stock as of June 29, 2007, was $42.65 and the net proceeds at that price from the shares to be distributed to Pepco would have been sufficient to provide the $520 million to Pepco. As of June 30, 2007, the fair value of the Back-to-Back Agreement recorded in price risk management liabilities in Mirant’s consolidated balance sheet totaled $334 million, of which $18 million is classified as current. Including estimated refunds of $36 million for payments to Pepco under the Back-to-Back Agreement for periods since May 31, 2006, the amount of the estimated contingent gain is approximately $370 million at June 30, 2007. Until the final distribution of the shares to Pepco, the amount of the estimated gain is affected by changes in the fair value of the Back-to-Back Agreement, the number of common shares distributed to Pepco and the proceeds received by Pepco from its liquidation of the common shares.

California and Western Power Markets

FERC Refund Proceedings Arising Out of California Energy Crisis.   High prices experienced in California and western wholesale electricity markets in 2000 and 2001 caused various purchasers of electricity in those markets to initiate proceedings seeking refunds. Several of those proceedings remain pending either before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The proceedings that remain pending include proceedings (1) ordered by FERC on July 25, 2001, (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the CAISO or the Cal PX from October 2, 2000, through June 20, 2001 (the “Refund Period”), (2) ordered by FERC to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001, and in which the FERC’s determination that no relief was warranted is on appeal to the Ninth Circuit, and (3) arising from a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation. Various parties have appealed FERC orders related to these proceedings to the Ninth Circuit seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR and other parties.

On January 14, 2005, Mirant and certain of its subsidiaries (the “Mirant Settling Parties”) entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, SCE, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”). The California Settlement was approved by the FERC on April 13, 2005, and became effective April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released the Mirant Settling Parties, including Mirant Americas Energy Marketing, from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998, through July 14, 2003. Also, the California Parties have assumed the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. The settlement did not relieve Mirant Americas Energy Marketing of liability for any refunds that the FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

Resolution of the refund proceedings that remain pending before the FERC or that currently are on appeal to the Ninth Circuit could ultimately result in the FERC concluding that the prices received by Mirant Americas Energy Marketing in some transactions occurring in 2000 and 2001 should be reduced. The Company’s view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

FERC Show Cause Proceeding Relating to Trading Practices.   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs, and required sellers previously involved in transactions of those types to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, and December 19, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff and an amendment to that agreement, under which Mirant Americas Energy Marketing would pay $332,411 and the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million to settle the show cause proceeding. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing with the FERC, which it denied on October 11, 2006. A party to the proceeding has appealed the FERC’s June 27, 2005, order to the Ninth Circuit.

Shareholder-Bondholder Litigation

Mirant Securities Consolidated Action.   Twenty lawsuits filed in 2002 against Mirant and four of its officers have been consolidated into a single action, In re Mirant Corporation Securities Litigation, before the United States District Court for the Northern District of Georgia. In their original complaints, the plaintiffs alleged, among other things, that the defendants violated federal securities laws by making material misrepresentations and omissions to the investing public regarding Mirant’s business operations and future prospects during the period from January 19, 2001, through May 6, 2002, due to potential liabilities arising out of its activities in California during 2000 and 2001. The plaintiffs sought unspecified damages, including compensatory damages, and the recovery of reasonable attorneys’ fees and costs.

In November 2002, the plaintiffs filed an amended complaint that added as defendants the Southern Company (“Southern”), the directors of Mirant immediately prior to its initial public offering of stock and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserted claims under the Securities Act, alleging that the registration statement and prospectus for the initial public offering in 2000 of Mirant’s old common stock cancelled under the Plan misrepresented and omitted material facts. On December 11, 2003, the plaintiffs filed a proof of claim against Mirant in the Chapter 11 proceedings, but they subsequently withdrew their claim in October 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action.

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

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the DOJ, acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to trade publications that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation was based upon the same circumstances that were the subject of an investigation by the CFTC that was settled in December 2004, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry. On June 19, 2006, two former employees pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. On July 11, 2007, Mirant and Mirant Energy Trading entered into a deferred prosecution agreement with the DOJ to resolve this matter. Pursuant to the agreement, Mirant paid $11 million, which amount was previously accrued. Absent a breach, the agreement will expire in fifteen months and no further action will be taken by the DOJ.

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the plants by subsidiaries of the Company. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company’s subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown plants in Maryland will be installing a variety of emissions control equipment on those plants to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company’s subsidiary owning or leasing the plant at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease these plants.

Mirant Potomac River Operations.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NOx, CO and PM10 for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground-level concentrations of emissions.

Computer modeling predicted that emissions from the Potomac River plant had the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NOx and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, Mirant Potomac River temporarily halted power production at all five units of the Potomac River generating facility in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the DOE to prevent the shutdown of the Potomac River facility. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which certain transmission lines serving the central Washington, D.C. area were out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. On January 4, 2006, the DOE issued an order authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes.

In a letter received December 30, 2005, the EPA asserted that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and therefore failed to comply with the requirements of the Virginia State Implementation Plan. On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specified certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits took into account whether certain 230kV transmission lines serving Washington, D.C. were out of service; (ii) required the operation of trona injection units to reduce SO2 emissions; and (iii) required Mirant Potomac River to undertake a model evaluation study to predict ambient air quality effects from the facility’s operations. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. The ACO expired on June 1, 2007, and the DOE’s order expired on July 1, 2007.

On May 23, 2007, the Virginia State Air Pollution Control Board directed the Director of the Virginia DEQ to issue a state operating permit (the “Permit”) for the Potomac River plant that would restrict the plant’s operations by imposing stringent limits on its SO2 emissions, which limits Mirant Potomac River views as unreasonably low and arbitrary. The Virginia DEQ issued the Permit as directed on June 1, 2007. The effects of the Permit were effectively stayed until the DOE order expired on July 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007 and the Permit issued by the Virginia DEQ on June 1, 2007. The Virginia State Air Pollution Control Board stated that the Permit is intended to be supplanted by a more comprehensive permit that it expects to issue in the fall of 2007.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company’s Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York cited various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. The State of New York and the NYSDEC executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006. Although this administrative claim remains stayed, the bulk of the existing outstanding matters upon which the claim was based have been separately resolved with the NYSDEC.

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

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

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. On June 22, 2007, the Virginia Supreme Court denied a petition for rehearing filed by the City.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considered Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contended that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in the bankruptcy proceedings asserting that Mirant Potomac River’s shutdown of the Potomac River plant caused Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimated to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement.

If approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties would resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims in the bankruptcy proceedings have appealed that order, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

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

Overview

Our continuing operations generate revenues primarily through the production of electricity in the United States. Those operations consist of the ownership, long-term lease and operation of 10,301 MW of power generation facilities located in markets in the Mid-Atlantic and Northeast regions of the United States and in California, and energy trading and marketing operations in Atlanta, Georgia.

On May 1, 2007, we completed the sale of six U.S. natural gas-fired intermediate and peaking plants to Broadway Generating Company, LLC, a member of the LS Power Group. The net proceeds from the sale, after paying transaction costs and retiring $83 million of project-related debt, were $1.307 billion. On June 22, 2007, we completed the sale of our Philippine business to a consortium of The Tokyo Electric Power Company, Incorporated and Marubeni Corporation. The net proceeds after transaction costs and the repayment of $642 million of debt were $3.216 billion, and we recognized an after-tax gain of $1.3 billion in discontinued operations.

On April 18, 2007, we executed a definitive purchase and sale agreement with a subsidiary of Marubeni Corporation for our Caribbean business. We completed the sale of our Caribbean business on August 8, 2007. The net proceeds after transaction costs were $553 million and we expect to recognize a gain of approximately $58 million in the third quarter of 2007.

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

Our Mid-Atlantic operations contributed 54% of our $404 million of realized gross margin for the three months ended June 30, 2007, and 59% of our $785 million of realized gross margin for the six months ended June 30, 2007. Our power plants located in the Mid-Atlantic region that sell power into the PJM market participate in the reliability pricing model (“RPM”) forward capacity market, which is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the region’s demand requirements. The PJM RPM held its first annual capacity auction in April 2007, for delivery of capacity from June 1, 2007 to May 31, 2008. In that auction, the resource clearing price in the Southwestern MAAC (the zone in which our plants are located) for delivery of capacity from June 1, 2007 to May 31, 2008, was set at $188.54 per MW-day. The PJM RPM held its second annual capacity auction in July 2007, for delivery of capacity from June 1, 2008 to May 31, 2009. In the second auction, the resource clearing price in the Southwestern MAAC for delivery of capacity from June 1, 2008 to May 31, 2009, was set at $210.11 per MW-day. The auction for delivery of capacity from June 1, 2009 to May 31, 2010, will be held in October 2007. An additional auction will be held in January 2008 for the June 1, 2010 to May 31, 2011, period. Thereafter, annual auctions will be conducted to procure capacity three years prior to each delivery period beginning in May 2008 for delivery of capacity from June 1, 2011 to May 31, 2012.

On July 30, 2007, Mirant Mid-Atlantic, LLC and Mirant Chalk Point, LLC, both indirect subsidiaries of Mirant Corporation, entered into an agreement with Stone & Webster, Inc. for engineering, procurement and construction services relating to the installation of air quality control systems at the Companies’ Morgantown, Dickerson and Chalk Point generating stations. The target cost for installation of the scrubbers under the agreement is approximately $1.1 billion. These services are part of total capital expenditures of approximately $1.6 billion through 2009 that we anticipate to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

Consolidated Financial Performance

We reported net income of $1.256 billion and $1.204 billion for the three and six months ended June 30, 2007, respectively, compared to $99 million and $566 million for the same periods in 2006.

Income (loss) from continuing operations was a loss of $83 million and $216 million for the three and six months ended June 30, 2007, respectively, compared to income of $107 million and $530 million for the comparable periods in 2006. Significant factors contributing to the decrease for the 2007 periods as compared to the 2006 periods were:

•       For the three and six months ended June 30, 2007, as compared to the same periods in 2006, a decrease in unrealized gross margin reduced net income by $201 million and $806 million, respectively. Unrealized gross margin reflects the net unrealized portion of our derivative contracts related to our asset hedging activities. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. However, these hedges create volatility in our net income as unrealized gains and losses.

•       Realized gross margin increased $146 million and $184 million in the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to higher energy prices, higher generation volumes, higher capacity revenues and the settlement of favorable fuel oil management positions.

•       In the second quarter of 2007, we recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. See Note D to the unaudited condensed consolidated financial statements for additional information related to this impairment.

Income from discontinued operations for the three and six months ended June 30, 2007, includes an after-tax gain on sales of assets of $1.3 billion related to the sale of our Philippine business.

The change in net income is detailed as follows (in millions):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Realized gross margin	$404	$258	$146	$785	$601	$184
Unrealized gross margin	(91)	110	(201)	(396)	410	(806)
Total gross margin	313	368	(55)	389	1,011	(622)
Operating expenses:
Operations and maintenance	199	186	13	348	354	(6)
Depreciation and amortization	32	35	(3)	64	68	(4)
Impairment losses	175	—	175	175	—	175
Gain on sales of assets, net	(22)	(6)	(16)	(24)	(46)	22
Total operating expenses	384	215	169	563	376	187
Operating income (loss)	(71)	153	(224)	(174)	635	(809)
Total other expense, net	28	45	(17)	74	103	(29)
Income (loss) from continuing operations before reorganization items, net and income taxes	(99)	108	(207)	(248)	532	(780)
Reorganization items, net	(1)	—	(1)	(2)	—	(2)
Provision (benefit) for income taxes	(15)	1	(16)	(30)	2	(32)
Income (loss) from continuing operations	(83)	107	(190)	(216)	530	(746)
Income (loss) from discontinued operations	1,339	(8)	1,347	1,420	36	1,384
Net income	$1,256	$99	$1,157	$1,204	$566	$638

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Lovett, Kendall, Martha’s Vineyard and Wyman facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading, fuel oil management and gains and losses related to the Back-to-Back Agreement with Pepco.

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Mid-Atlantic	31%	28%	3%	34%	32%	2%
Northeast	19%	16%	3%	24%	14%	10%
California	2%	6%	(4)%	2%	5%	(3)%
Total	21%	20%	1%	24%	21%	3%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Mid-Atlantic	3,561	3,236	325	7,795	7,319	476
Northeast	1,108	958	150	2,768	1,702	1,066
California	102	286	(184)	247	529	(282)
Total	4,771	4,480	291	10,810	9,550	1,260

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Gross Margin

The following table details realized and unrealized gross margin by operating region (in millions):

	Three Months Ended June 30,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$217	$(34)	$183	$139	$99	$238
Northeast	53	17	70	57	(1)	56
California	31	—	31	28	—	28
Other Operations	100	(74)	26	17	12	29
Eliminations	3	—	3	17	—	17
Total	$404	$(91)	$313	$258	$110	$368

Gross margin for the three months ended June 30, 2007 and 2006, is further detailed as follows (in millions):

	Three Months Ended June 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$144	$25	$1	$109	$3	$282
Contracted and capacity	27	21	30	(9)	—	69
Incremental realized value of hedges	46	7	—	—	—	53
Unrealized gross margin	(34)	17	—	(74)	—	(91)
Total	$183	$70	$31	$26	$3	$313

	Three Months Ended June 30, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$77	$34	$3	$31	$17	$162
Contracted and capacity	9	11	26	(14)	—	32
Incremental realized value of hedges	53	12	(1)	—	—	64
Unrealized gross margin	99	(1)	—	12	—	110
Total	$238	$56	$28	$29	$17	$368

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales, purchases and handling of fuel, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received through RMR contracts and other installed capacity arrangements, ancillary services and from the Back-to-Back Agreement.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

Unrealized gross margin represents the net unrealized gain or loss of our derivative contracts.

Our gross margin for the three months ended June 30, 2007, was $313 million as compared to $368 million for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities, is principally due to the following:

A decrease of $201 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $91 million in the second quarter of 2007 comprised of $159 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $68 million increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices during the second quarter; and

•       unrealized gains of $110 million in the second quarter of 2006, primarily due to declining power prices in that period.

Realized gross margin increased $146 million primarily as a result of higher energy prices, higher generation volumes, higher capacity revenues and the settlement of favorable fuel oil management positions.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generation capacity of 5,256 MW. The following tables summarize our Mid-Atlantic segment (in millions):

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$217	$139	$78
Unrealized gross margin	(34)	99	(133)
Total gross margin	183	238	(55)
Operating expenses:
Operations and maintenance	91	88	3
Depreciation and amortization	20	18	2
Gain on sales of assets, net	(1)	(5)	4
Total operating expenses	110	101	9
Operating income	73	137	(64)
Total other income, net	(2)	(2)	—
Income from continuing operations before reorganization items and income taxes	$75	$139	$(64)

Gross Margin

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$144	$77	$67
Contracted and capacity	27	9	18
Incremental realized value of hedges	46	53	(7)
Total realized gross margin	217	139	78
Unrealized gross margin	(34)	99	(133)
Total gross margin	$183	$238	$(55)

The increase of $78 million in realized gross margin was primarily due to the following:

•       an increase of $67 million in energy, primarily due to an increase of 15% in average power prices, an increase of 10% in generation volumes due to higher prices and a decrease in emissions costs; and

•       an increase of $18 million in contracts and capacity primarily due to the PJM RPM, which became effective in June 2007. This amount was net of $7 million to reflect our lower availability that was to a significant extent related to the extension in June 2007 of a planned spring outage at unit 1 of our Morgantown generation facility.

The decrease of $133 million in unrealized gross margin was primarily because of the following:

•       unrealized losses of $34 million in 2007 due to $88 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $54 million increase in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007; and

•       unrealized gains of $99 million in 2006 due to $76 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $23 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Northeast

Our Northeast segment is comprised of our assets located in New York and New England with total generation capacity of 2,698 MW. The following tables summarize the operations of our Northeast segment (in millions):

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$53	$57	$(4)
Unrealized gross margin	17	(1)	18
Total gross margin	70	56	14
Operating expenses:
Operations and maintenance	49	60	(11)
Depreciation and amortization	6	6	—
Impairment losses	175	—	175
Gain on sales of assets, net	(15)	(10)	(5)
Total operating expenses	215	56	159
Operating income (loss)	(145)	—	(145)
Total other income, net	(4)	(2)	(2)
Income (loss) from continuing operations before reorganization items and income taxes	$(141)	$2	$(143)

Gross Margin

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$25	$34	$(9)
Contracted and capacity	21	11	10
Incremental realized value of hedges	7	12	(5)
Total realized gross margin	53	57	(4)
Unrealized gross margin	17	(1)	18
Total gross margin	$70	$56	$14

The decrease of $4 million in realized gross margin was primarily due to the following:

•       an increase of $10 million in contracted and capacity primarily due to the implementation of a forward capacity market (“FCM”) under which annual capacity auctions are to be conducted for supply three years in advance of delivery. See “Item 1. Regulatory Environment” in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of FCM; and

•       a decrease of $9 million in energy as a result of higher prices for fuel oil, partially offset by a 15% increase in generation volumes.

The increase of $18 million in unrealized gross margin was primarily due to the following:

•       unrealized gains of $17 million in 2007 were primarily due to $22 million from an increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007, partially offset by a decrease of $5 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Operating expenses increased $159 million, primarily due to the $175 million impairment of our Lovett facility in the second quarter of 2007. See Note D to the unaudited condensed consolidated financial statements for additional information related to this impairment. The impairment was partially offset by an $11 million decrease in operations and maintenance expense, of which $9 million was due to a decrease in property taxes.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generation capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$31	$28	$3
Unrealized gross margin	—	—	—
Total gross margin	31	28	3
Operating expenses:
Operations and maintenance	16	13	3
Depreciation and amortization	4	4	—
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	19	17	2
Operating income	12	11	1
Total other income, net	(2)	(1)	(1)
Income from continuing operations before reorganization items and income taxes	$14	$12	$2

Gross Margin

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$1	$3	$(2)
Contracted and capacity	30	26	4
Incremental realized value of hedges	—	(1)	1
Total realized gross margin	31	28	3
Unrealized gross margin	—	—	—
Total gross margin	$31	$28	$3

The increase in our contracted and capacity gross margin was primarily a result of the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See “Item 1. Business Segments” in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

Other Operations includes proprietary trading, fuel oil management, and gains and losses related to the Back-to-Back Agreement. See “Pepco Litigation” in Note L to our unaudited condensed consolidated financial statements for further discussion of the Back-to-Back Agreement. The following tables summarize our Other Operations segment (in millions):

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$100	$17	$83
Unrealized gross margin	(74)	12	(86)
Total gross margin	26	29	(3)
Operating expenses:
Operations and maintenance	43	25	18
Depreciation and amortization	2	7	(5)
Gain on sales of assets, net	(5)	—	(5)
Total operating expenses	40	32	8
Operating loss	(14)	(3)	(11)
Total other expense, net	36	50	(14)
Loss from continuing operations before reorganization items and income taxes	$(50)	$(53)	$3

Gross Margin

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$109	$31	$78
Contracted and capacity	(9)	(14)	5
Total realized gross margin	100	17	83
Unrealized gross margin	(74)	12	(86)
Total gross margin	$26	$29	$(3)

The increase of $83 million in realized gross margin was primarily due to the following:

•       an increase of $78 million in energy primarily related to fuel oil management positions that were settled in the current period; and

•       an increase of $5 million in contracted and capacity due to a decrease in realized losses on the Back-to-Back Agreement and the related hedges of this contract.

The decrease of $86 million in unrealized gross margin was primarily due to the following:

•       unrealized losses in 2007 of $74 million due to:

•        unrealized losses on proprietary trading and fuel oil management activities of $113 million, primarily due to unrealized losses of $78 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods and decreases in forward value of power and fuel contracts for future periods of $35 million; partially offset by

•        unrealized gains on the Back-to-Back Agreement and related hedges of $39 million due to an increase in forward value related to the effect of prices for forward capacity in PJM and the resulting decrease in the fair value of the liability of that agreement.

•       unrealized gains in 2006 of $12 million due to:

•        unrealized gains on the Back-to-Back Agreement of $15 million due to an increase in forward value related to the effect of prices for forward capacity in PJM and the resulting decrease in the fair value of the liability of that agreement; partially offset by

•        unrealized losses on proprietary trading and fuel oil management activities of $3 million due to a decrease of $7 million from the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods, partially offset by an increase in the forward value of power and fuel contracts for future periods of $4 million.

Operating Expenses

Operations and maintenance expense increased $18 million, primarily as a result of an increase of $15 million in our estimated obligation to MC Asset Recovery under the Plan.

Other Expense, net

Other expense, net decreased $14 million, primarily because of an increase of $13 million in interest income which was principally the result of an increase in cash balances due to the receipt of proceeds from the sale of the Philippine business and six U.S. natural gas-fired plants.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

The benefit for income taxes increased by $16 million for the three months ended June 30, 2007, as compared to the same period in 2006, primarily due to a benefit of $22 million related to the sale of the Philippine business and the recognition of $6 million of alternative minimum tax and other state tax liabilities.

Discontinued Operations

For the three months ended June 30, 2007, income from discontinued operations was $1.339 billion from the Philippine and Caribbean businesses, the six U.S. natural gas-fired plants and Mirant NY-Gen. For the three months ended June 30, 2006, we had a loss from discontinued operations of $8 million, which also included the results of the Wichita Falls facility in Texas that was sold on May 4, 2006. The increase of $1.347 billion in income from discontinued operations for the three months ended June 30, 2007, as compared to the same period in 2006 was primarily due to the following:

•       an increase in gain on sales of assets of $2.034 billion. In the second quarter of 2007, we recognized a pre-tax gain of $2.010 billion on the sale of the Philippine business, a reduction to the previous impairment of the six U.S. natural gas-fired plants of $16 million and a gain of $8 million on the sale of Mirant NY-Gen;

•       a decrease of $46 million in depreciation and amortization expense because assets held for sale are not depreciated; partially offset by

•       an increase in income tax provision of $645 million related to the sale of the Philippine business.

See Note C to our unaudited condensed consolidated financial statements for additional information related to planned dispositions and discontinued operations.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

The following table details realized and unrealized gross margin by operating region (in millions):

	Six Months Ended June 30,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$463	$(353)	$110	$330	$325	$655
Northeast	143	(32)	111	167	33	200
California	63	—	63	54	1	55
Other Operations	107	(11)	96	18	51	69
Eliminations	9	—	9	32	—	32
Total	$785	$(396)	$389	$601	$410	$1,011

Gross margin for the six months ended June 30, 2007 and 2006, is further detailed as follows (in millions):

	Six Months Ended June 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$309	$55	$2	$126	$9	$501
Contracted and capacity	38	45	61	(19)	—	125
Incremental realized value of hedges	116	43	—	—	—	159
Unrealized gross margin	(353)	(32)	—	(11)	—	(396)
Total	$110	$111	$63	$96	$9	$389

	Six Months Ended June 30, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$218	$60	$3	$49	$32	$362
Contracted and capacity	19	16	52	(31)	—	56
Incremental realized value of hedges	93	91	(1)	—	—	183
Unrealized gross margin	325	33	1	51	—	410
Total	$655	$200	$55	$69	$32	$1,011

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales, purchases and handling of fuel, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received through RMR contracts and other installed capacity arrangements, ancillary services and from the Back-to-Back Agreement.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

Unrealized gross margin represents the unrealized gain or loss of our derivative contracts.

Our gross margin for the six months ended June 30, 2007, was $389 million as compared to $1.011 billion for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities is principally due to the following:

A decrease of $806 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $396 million in the first six months of 2007 due to $320 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and $76 million due to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007;

•       unrealized gains of $410 million in the first six months of 2006 due to $310 million related to an increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices in 2006 and $100 million due to the settlement of power and fuel contracts during the period for which net unrealized losses had been recorded in prior periods; and

An increase of $184 million in realized gross margin primarily due to higher energy prices, higher generation volumes, higher capacity revenues and the settlement of favorable fuel oil management positions.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generation capacity of 5,256 MW. The following tables summarize our Mid-Atlantic segment (in millions):

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$463	$330	$133
Unrealized gross margin	(353)	325	(678)
Total gross margin	110	655	(545)
Operating expenses:
Operations and maintenance	174	173	1
Depreciation and amortization	39	36	3
Gain on sales of assets, net	(2)	(5)	3
Total operating expenses	211	204	7
Operating income (loss)	(101)	451	(552)
Total other income, net	(3)	(3)	—
Income (loss) from continuing operations before reorganization items and income taxes	$(98)	$454	$(552)

Gross Margin

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$309	$218	$91
Contracted and capacity	38	19	19
Incremental realized value of hedges	116	93	23
Total realized gross margin	463	330	133
Unrealized gross margin	(353)	325	(678)
Total gross margin	$110	$655	$(545)

The increase of $133 million in realized gross margin was primarily due to the following:

•       an increase of $91 million in energy primarily due to a 9% increase in average power prices, a 6% increase in generation volumes and a decrease in emissions costs;

•       an increase of $23 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices; and

•       an increase of $19 million in contracted and capacity primarily due to the PJM RPM, which became effective in June 2007. This amount was net of $7 million to reflect our lower availability that was to a significant extent related to the extension in June 2007 of a planned spring outage at unit 1 of our Morgantown generation facility.

The decrease of $678 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $353 million in 2007 due to $143 million related to a decrease in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices in 2007 and $210 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

•       unrealized gains of $325 million in 2006 due to $251 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $74 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Northeast

Our Northeast segment is comprised of our assets located in New York and New England with total generation capacity of 2,698 MW. The following tables summarize the operations of our Northeast segment (in millions):

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$143	$167	$(24)
Unrealized gross margin	(32)	33	(65)
Total gross margin	111	200	(89)
Operating expenses:
Operations and maintenance	92	112	(20)
Depreciation and amortization	13	11	2
Impairment losses	175	—	175
Gain on sales of assets, net	(25)	(43)	18
Total operating expenses	255	80	175
Operating income (loss)	(144)	120	(264)
Total other expense (income), net	(6)	1	(7)
Income (loss) from continuing operations before reorganization items and income taxes	$(138)	$119	$(257)

Gross Margin

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$55	$60	$(5)
Contracted and capacity	45	16	29
Incremental realized value of hedges	43	91	(48)
Total realized gross margin	143	167	(24)
Unrealized gross margin	(32)	33	(65)
Total gross margin	$111	$200	$(89)

The decrease of $24 million in realized gross margin was primarily due to the following:

•       a decrease of $48 million in incremental realized value of hedges of our generation output, primarily due to a decrease in the amount by which the settlement value of power contracts exceeded market prices; partially offset by

•       an increase of $29 million in contracted and capacity primarily due to the implementation of FCM. See “Item 1. Regulatory Environment” in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of FCM.

The decrease of $65 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $32 million in 2007 due to $51 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods, partially offset by $19 million due to an increase in value of forward power and fuel contracts for future periods primarily as a result of decreases in forward power prices in the second quarter of 2007; and

•       unrealized gains of $33 million in 2006 due to $28 million related to an increase in value associated with forward power contracts for future periods due to decreases in power prices and $5 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

Operating expenses increased $175 million primarily as a result of an impairment loss of $175 million on our Lovett facility in the second quarter of 2007. See Note D to the unaudited condensed consolidated financial statements for additional information related to this impairment. Gains on sales of assets decreased $18 million due to lower sales of emissions allowances to affiliates. These gains are eliminated in the consolidated statement of operations. These increases in operating expenses were partially offset by a $20 million decrease in operations and maintenance expense, of which $17 million was due to a decrease in property taxes.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generation capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$63	$54	$9
Unrealized gross margin	—	1	(1)
Total gross margin	63	55	8
Operating expenses:
Operations and maintenance	36	30	6
Depreciation and amortization	7	7	—
Gain on sales of assets. net	(2)	—	(2)
Total operating expenses	41	37	4
Operating income	22	18	4
Total other income, net	(5)	(1)	(4)
Income from continuing operations before reorganization items and income taxes	$27	$19	$8

Gross Margin

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$2	$3	$(1)
Contracted and capacity	61	52	9
Incremental realized value of hedges	—	(1)	1
Total realized gross margin	63	54	9
Unrealized gross margin	—	1	(1)
Total gross margin	$63	$55	$8

The $9 million increase in our contracted and capacity gross margin was primarily due to the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See “Item 1. Business Segments” in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

Other Operations includes proprietary trading, fuel oil management, and gains and losses related to the Back-to-Back Agreement. See “Pepco Litigation” in Note L to our unaudited condensed consolidated financial statements for further discussion of the Back-to-Back Agreement. The following tables summarize our Other Operations segment (in millions):

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$107	$18	$89
Unrealized gross margin	(11)	51	(62)
Total gross margin	96	69	27
Operating expenses:
Operations and maintenance	46	39	7
Depreciation and amortization	5	14	(9)
Gain on sales of assets, net	(5)	(40)	35
Total operating expenses	46	13	33
Operating income	50	56	(6)
Total other expense, net	88	106	(18)
Loss from continuing operations before reorganization items and income taxes	$(38)	$(50)	$12

Gross Margin

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Energy	$126	$49	$77
Contracted and capacity	(19)	(31)	12
Total realized gross margin	107	18	89
Unrealized gross margin	(11)	51	(62)
Total gross margin	$96	$69	$27

The increase of $89 million in realized gross margin was primarily due to the following:

•       an increase of $77 million in energy related to our proprietary trading and fuel oil management activities as favorable positions entered into prior to 2007 were settled in the current period; and

•       an increase of $12 million in contracted and capacity due to a decrease in realized losses on the Back-to-Back Agreement and the related hedges of this contract.

The decrease of $62 million in unrealized gross margin was primarily due to the following:

•       unrealized losses in 2007 of $11 million due to:

•        unrealized losses on proprietary trading and fuel oil management activities of $104 million due to $82 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods and decreases in forward value of power and fuel contracts for future periods of $22 million; partially offset by

•        unrealized gains on the Back-to-Back Agreement and related hedges of $93 million due to an increase in forward value related to the effect of prices for forward capacity in PJM and the resulting decrease in the fair value of the liability of that agreement.

•       unrealized gains in 2006 of $51 million due to:

•        unrealized gains on the Back-to-Back Agreement of $33 million due to an increase in forward value related to the effect of prices for forward capacity in PJM and the resulting decrease in the fair value of the liability of that agreement; and

•        unrealized gains on proprietary trading and fuel oil management activities of $18 million due to an increase in the forward value of power and fuel contracts for future periods of $28 million, partially offset by unrealized losses of $10 million due to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $33 million in operating expenses was a result of the following:

•       an increase of $7 million in operations and maintenance expense, which included:

•        an increase of $15 million due to the accrual for legal expenses at MC Asset Recovery;

•        an increase of $12 million in litigation contingency accruals;

•        an increase of $6 million related to an increase in incentive compensation; partially offset by

•        a decrease due to a gain of $32 million resulting from an amendment to our postretirement benefits plan.

•       a decrease in gains on sales of assets, net of $35 million primarily due to a 2006 gain on the sale of our remaining claims in the Enron bankruptcy.

Other Expense, Net

Other expense, net decreased $18 million primarily due to the following:

•       an increase of $14 million in interest income related to increased cash balances due to funds received as a result of the sales of the Philippine business and six U.S. natural gas-fired plants; and

•       a decrease of $3 million in interest expense due to lower debt balances.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

The benefit for income taxes increased by $32 million for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to a benefit of $49 million related to the sale of the Philippine business and the recognition of $17 million of alternative minimum tax and other state tax liabilities.

Discontinued Operations

For the six months ended June 30, 2007, income from discontinued operations was $1.420 billion from the Philippine and Caribbean businesses, the six U.S. natural gas-fired plants and Mirant NY-Gen. The increase of $1.384 billion in income from discontinued operations for the six months ended June 30, 2007, as compared to the same period in 2006 was primarily due to the following:

•       an increase in gain on sales of assets of $2.049 billion. In the first six months of 2007, we recognized a gain of $2.010 billion on the sale of the Philippine business, a reduction to the previous impairment of the six U.S. natural gas-fired plants of $31 million and a gain of $8 million on the sale of Mirant NY-Gen;

•       a decrease of $85 million in depreciation and amortization expense because assets held for sale are not depreciated; partially offset by

•       an increase in income tax provision of $604 million due to the sale of the Philippine business; and

•       a decrease of $81 million in the Philippines due to lost revenues and repair expense related to the Sual outages, partially offset by insurance recoveries of $23 million for signed proofs of loss with the insurer through June 30, 2007, related to these outages.

See Note C to our unaudited condensed consolidated financial statements for additional information related to planned dispositions and discontinued operations.

Financial Condition

Liquidity and Capital Resources

Overview

Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, capital expenditures, collateral requirements, fuel procurement and power sale contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities for the six months ended June 30, 2007, totaled $515 million compared to cash used by operating activities of $114 million for the same period in 2006.

Cash Flows

Continuing Operations

Operating Activities.   Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $724 million for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to the following:

•       an increase in realized gross margin of $184 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006;

•       a decrease in bankruptcy related claims and expenses of $729 million. In 2007, we paid $15 million in claims payable for the New York entities, $9 million related to MC Asset Recovery and $4 million related to other Mirant claims. In 2006, we paid $1.747 billion of bankruptcy claims, of which $757 million was reflected in cash from operations;

•       an increase due to the receipt in 2007 of a net refund of $48 million related to the New York property tax settlement which is included in receivables, net in the unaudited condensed consolidated statements of cash flows;

•       an increase of $79 million primarily related to changes in our fuel oil and emissions inventory. Our inventory levels increased significantly in 2006 as a result of purchases of emissions allowances, higher fuel oil prices and lower generation volumes in that period;

•       an increase due to the escrow deposit of $70 million in the first quarter of 2006 related to the transfer of our Contra Costa 8 asset to PG&E which is included in funds on deposit in the unaudited condensed consolidated statements of cash flows. The deposit was returned to us when the transfer was completed in the fourth quarter of 2006;

•       a decrease of $356 million due to changes in posted collateral levels which are included in funds on deposit in the unaudited condensed consolidated statements of cash flows. For the six months ended June 30, 2007, we posted an additional $36 million of cash collateral to support energy marketing activities. The change in collateral for the six months ended June 30, 2006, provided a source of cash of $320 million due to a decrease in cash collateral to support energy marketing activities of $464 million and a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit. This was partially offset by a use of cash due to the deposit of $200 million into a cash collateral account to support the issuance of letters of credit;

•       a decrease of $80 million primarily due to the return in 2007 of deposits previously posted by our counterparties which is included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of cash flows.

Investing Activities.   Net cash used in investing activities from continuing operations increased by $140 million for the six months ended June 30, 2007, compared to the same period in 2006. This difference was primarily due to the following:

•       an increase of $114 million in capital expenditures primarily due to our environmental capital expenditures for our Mid-Atlantic generation facilities; and

•       a decrease in proceeds from the sales of assets and investments of $30 million. In 2007, we received proceeds from the sale of assets of $34 million, which included approximately $30 million from the sale of ancillary equipment included in the sale of the six U.S. natural gas-fired plants. In 2006, we received $64 million from the sale of assets, which included $45 million from the sale of our remaining bankruptcy claims against Enron and its subsidiaries.

Financing Activities.   Net cash used in financing activities from continuing operations was $141 million for the six months ended June 30, 2007, compared to cash provided by financing activities of $505 million for the same period in 2006. This difference of $646 million was primarily due to the following:

•       a decrease in proceeds from the issuance of long-term debt of $2.015 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan, and $465 million drawn on the Mirant North America senior secured revolving credit facility;

•       a decrease in the repayments of long-term debt of approximately $1.323 billion. In 2007, we paid $135 million on the Mirant North America senior secured term loan. In 2006 we repaid $465 million on the Mirant North America senior secured revolving credit facility, which may be reborrowed, and $990 million of principal payments for debt settled under the Plan in 2006; and

•       a decrease in debt issuance costs of approximately $51 million. In 2006, we paid $51 million in debt issuance costs associated with Mirant North America’s debt offering, senior secured loan and secured revolving credit facility.

Discontinued Operations

	Six Months Ended June 30,
	2007	2006
	(millions)
Cash and cash equivalents beginning of period	$247	$483
Operating activities	166	261
Investing activities	4,782	(74)
Financing activities	(668)	(71)
Cash transactions between discontinued and continuing operations	(4,465)	4
Cash and cash equivalents end of period	$62	$603

Operating Activities.   Cash provided by operating activities from discontinued operations decreased $95 million for the six months ended June 30, 2007, compared to the same period in 2006 primarily due to the following:

•       a decrease of $89 million in the Philippines, which included $81 million related to lost revenue and repair expense related to the Sual outages and the payment of $9 million to NPC to settle claims related to energy supply;

•       a decrease of $27 million, primarily related to the change in the restricted cash of our West Georgia subsidiary in 2007 as compared to 2006; and

•       an increase of $21 million due to the return of collateral at Shady Hills.

Investing Activities.   Net cash provided by investing activities from discontinued operations was $4.782 billion for the six months ended June 30, 2007, compared to cash used in investing activities of $74 million for the same period in 2006. This difference was primarily due to the following:

•       an increase of $4.87 billion in proceeds from the sale of assets and investments primarily as a result of the sale of our Philippine business and six U.S. natural gas-fired plants in the second quarter of 2007;

•       a decrease of $65 million in cash that was included in the assets sold as part of the Philippine business;

•       the purchase of the remaining 5.15% ownership in Mirant Sual for $36 million in 2006;

•       additional funding in 2006 as compared to 2007 of $18 million in accordance with the terms and conditions of a shareholder loan agreement for the construction and installation of new generating units at Point Lisas, Trinidad; and

•       an increase in capital expenditures of $8 million;

Financing Activities.   Net cash used in financing activities from discontinued operations was $668 million for the six months ended June 30, 2007, compared to $71 million for the same period in 2006. This difference was primarily due to the following:

•       an increase of $581 million in repayments of long-term debt which included $700 million related to our Philippine business and $83 million related to West Georgia in 2007; and, for 2006, $80 million related to our Philippine business, $89 million related to our Caribbean business and $45 million related to West Georgia;

•       a decrease of $101 million in proceeds from the issuance of long-term debt primarily due to the issuance of $100 million of notes by Mirant Trinidad Investments in 2006; and

•       an increase in the release of cash deposited in debt service reserves of $91 million.

Total Cash, Cash Equivalents and Credit Facility Availability

At June 30, 2007, we had total cash, cash equivalents, and credit facility availability of approximately $6.4 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Corporation and its subsidiaries (in millions):

	At June 30, 2007	At December 31, 2006
Cash and Cash Equivalents:
Mirant Corporation	$4,541	$367
Mirant Americas Generation	1	—
Mirant North America	903	675
Mirant Mid-Atlantic	193	75
Other	35	22
Total cash and cash equivalents	5,673	1,139
Less: Cash restricted due to bankruptcy of New York entities and reserved for working capital and other purposes	24	112
Total available cash and cash equivalents	5,649	1,027
Available under credit facilities	737	796
Total cash, cash equivalents and credit facilities availability	$6,386	$1,823
Cash and cash equivalents of discontinued operations	$62	$247

The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to pay dividends is restricted under the terms of their debt agreements and leverage lease documentation, respectively. At June 30, 2007, Mirant North America had distributed to its parent all available cash that was permitted to be distributed under the terms of its debt agreements, leaving approximately $1.096 billion at Mirant North America and its subsidiaries. Approximately $193 million of such amount was held by Mirant Mid-Atlantic which, as of June 30, 2007, met the ratio tests under the leveraged lease documents for distribution to Mirant North America. After taking into account the financial results of Mirant North America for the six months ended June 30, 2007, we expect Mirant North America will be able to distribute approximately $111 million in August 2007.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide cash collateral or letters of credit for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At June 30, 2007, our outstanding issued letters of credit totaled $291 million, of which $28 million was related to discontinued operations.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2007 and December 31, 2006 (in millions):

	At June 30, 2007	At December 31, 2006
Continuing operations:
Cash collateral posted—energy trading and marketing	$63	$27
Cash collateral posted—other operating activities	13	13
Letters of credit—energy trading and marketing	117	100
Letters of credit—debt service and rent reserves	98	84
Letters of credit—other operating activities	48	15
	339	239
Discontinued operations:
Assets held for sale—cash collateral posted	5	187
Assets held for sale—letters of credit	28	61
Total	$372	$487

Critical Accounting Estimates

The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Long-Lived Asset Impairments

Nature of Estimates Required.   We evaluate our long-lived assets, including goodwill and intangible assets for impairment in accordance with applicable accounting guidance. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

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

Continuing Operations

In its impairment analysis of the Lovett generation facility in prior periods, we had assumed multiple scenarios, including the operation of all units of the Lovett facility beyond April 2008. The amended 2003 Consent Decree and the Tax Assessments Agreement prompted us to test for recoverability of the Lovett facility under SFAS No. 144 in the second quarter of 2007. See Note L—Litigation and Other Contingencies for additional information on the 2003 Consent Decree.

During the current period, our estimate of cash flows related to our impairment analysis of our Lovett generation facility involved considering scenarios for the future expected operation of the Lovett facility. The most likely scenario considered was the shut down of unit 5 by April 30, 2008, according to the amended 2003 Consent Decree. We also considered a scenario that assumes operations, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. Property taxes under both scenarios were at the assessed levels specified in the Tax Assessments Agreement for those periods. We also assumed in both scenarios an estimated cost for demolition of the facility to reduce future property taxes, a value for the land on which the facility operates and the sale of previously granted emission allowances. For purposes of measuring an impairment loss, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. All of the units at Mirant Lovett are viewed as one group. As required under SFAS 144, the assessment did not include the value of new generation capacity that could potentially be constructed at the current Lovett facility site. As a result of the analysis, we recorded an impairment of long-lived assets of $175 million in the unaudited condensed consolidated statements of operations to reduce the carrying value of the Lovett facility to its estimated fair value. See Note D—Impairments on Assets Held and Used in the notes to the unaudited condensed consolidated financial statements where further discussed.

Discontinued Operations

On July 11, 2006, we announced the commencement of separate auction processes to dispose of our Caribbean and Philippine businesses. The planned sales resulted in the reclassification of the long-lived assets related to these businesses as held for sale. On December 11, 2006, we entered into a definitive purchase and sale agreement with a consortium of The Tokyo Electric Power Company, Incorporated and Marubeni Corporation for the sale of our Philippine business for a purchase price of $3.424 billion subject to a working capital adjustment at the closing. The expected net proceeds for the Philippines business exceeded the carrying value of the assets. The sale was completed on June 22, 2007, and we recognized a gain of approximately $2.010 billion in the current period. The net proceeds from the sale, after transaction costs and repayment of debt were $3.216 billion.

On August 9, 2006, we announced the commencement of an auction process to sell six U.S. natural gas-fired plants. On January 15, 2007, we entered into a definitive purchase and sale agreement with Broadway Generating Company, LLC (formerly LS Power Acquisition Co. I), a member of the LS Power Group, for the sale of the six U.S. natural gas-fired plants. The purchase and sale agreement assigned a value to the Mirant North America plants (Zeeland and Bosque) as a whole, as well as the Mirant Americas plants (West Georgia, Shady Hills, Sugar Creek and Apex) as a whole. The updated fair values along with changes to the working capital calculation in the draft purchase and sale agreement provided to the bidders, resulted in a net impairment loss of $375 million in 2006 and a reduction of the impairment of $31 million in 2007. The sale was completed on May 7, 2007. The net proceeds from the sale, after transaction costs and retiring $83 million of project-related debt, were $1.307 billion.

On January 31, 2007, Mirant New York entered into an agreement with Alliance Energy Renewables, LLC for the sale of Mirant NY-Gen, which owns the Hillburn and Shoemaker gas turbine facilities and the Swinging Bridge, Rio and Mongaup hydroelectric generating facilities. The sale closed on May 7, 2007, and the Company recognized a gain of $8 million.

On August 8, 2007 we completed the sale of our Caribbean business to a subsidiary of Marubeni Corporation for $1.071 billion, which included related debt of approximately $348 million, power purchase obligations of approximately $152 million and estimated working capital at closing. The net proceeds from the sale, after transaction costs and debt repayment, were approximately $553 million and we expect to recognize a gain of approximately $58 million in the third quarter of 2007.

Effect if Different Assumptions Used

The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. For our continuing operations, the estimated fair value of the Lovett facility would change if different estimates and assumptions are used in our applied valuation techniques, including estimated cash flows, discount rates and remaining useful lives. The cash flow estimates include uncertainty around the future price of fuel and electricity, the cost of demolishing the Lovett facility and the salvage value of the land. For our discontinued Caribbean operations, the final net proceeds received could differ from our current estimates of fair value for those assets. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations. See Note D for additional information on the Lovett impairment recorded during the second quarter of 2007.

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

Key Assumptions and Approach Used.   The Black-Scholes option-pricing model was used to measure the grant-date fair value of the stock options. The Black-Scholes model requires certain assumptions concerning implied volatility, dividend yield, expected term, and grant price. These assumptions have a significant effect on the option’s fair value. The expected term and expected volatility often have the most effect on the fair value of the option.

We use Mirant’s own implied volatility of its traded options in accordance with SAB No. 107. Additionally, we assumed there would be no dividends paid over the expected term of the awards. Due to the lack of exercise history for the Company, the simplified method for estimating expected term has been used in accordance with SAB No. 107, to the extent applicable. The grant price used in the Black-Scholes option pricing model is the New York Stock Exchange closing price of our common stock on the day of grant. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

We have determined that all of the awards granted in 2007 and 2006 qualify for equity accounting treatment under SFAS No. 123R. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement. Compensation cost has been adjusted based on estimated forfeitures. During the three and six months ended June 30, 2007, we recognized approximately $7 million and $14 million, respectively, of compensation expense related to stock options, restricted stock and restricted stock units.

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

See Note H to our unaudited condensed consolidated financial statements for further information on stock-based compensation.

Income Taxes

Nature of Estimates Required.   We currently record a tax provision for foreign, state and federal income taxes including any alternative minimum tax as appropriate. We also recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities. We must assess the likelihood that our deferred tax assets will be recoverable based on expected future taxable income. To the extent that we determine it is more likely than not (greater than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. See Note J to our unaudited condensed consolidated financial statements for additional information regarding our deferred tax assets and the application of our NOLs.

Key Assumptions and Approach Used.   The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods for which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Our view is that future sources of taxable income, reversing temporary differences and implemented tax planning strategies will be sufficient to realize deferred tax assets for which no valuation allowance has been established.

Additionally, we have not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed under FIN 48. These unrecognized tax benefits may be either a tax liability or an adjustment to the Company’s NOLs based on the specific facts of each tax uncertainty. We periodically assess our tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in the Company’s filed or yet to be filed tax returns. See Note J to our unaudited condensed consolidated financial statements for information about our adoption of FIN 48.

Effect if Different Assumptions Used.   The amount and ultimate utilization of our remaining NOLs will depend on several factors, including our future financial performance and certain tax elections. Specifically, our utilization of NOLs arising prior to our emergence from bankruptcy will be affected by whether we are subject to the default NOL treatment under Internal Revenue Code § 382(l)(5) or the alternative tax treatment provided in § 382(l)(6).

Previously, we had determined that it was more likely than not that we would elect treatment under §382(l)(5). As a result of further tax planning, we have determined that it is now more likely  than not that we will elect treatment under §382(l)(6) and, accordingly, we expect to make the §382(l)(6) election in our 2006 annual tax return to be filed not later than September 17, 2007. Absent making this election our pre-emergence NOLs would be subject to the default treatment under §382(l)(5). As a result, our recorded deferred income tax items, including our pre-emergence NOLs, are presented in accordance with the §382(l)(6) treatment. This change had no net effect on the consolidated balance sheets or consolidated statements of operations because the increase in deferred tax asset NOLs was equally offset by an increase in the related deferred tax asset valuation allowance. The December 31, 2006 NOL balance under §382(l)(6) was $3.2 billion as adjusted for the effect of the Mirant Asia Pacific check-the-box election discussed below.

Under §382(l)(6), we estimated that we will be subject to a $317 million annual limitation on the use of the pre-emergence NOLs, disregarding the effect of net unrealized built-in gains. The NOLs under this election will not be subject to any previous adjustments for interest accrued on debt settled with stock as required under §382(l)(5). We also anticipate that we will elect to reduce the income tax basis of depreciable assets for any cancellation of debt income that arises from making the §382(l)(6) election.

Under §382(l)(5) treatment, we would have unlimited use of our pre-emergence NOLs as long as there is not a change of ownership (broadly defined as 50 percent change of “five percent” shareholders) within two years of our emergence from bankruptcy. The § 382(l)(5) default treatment would require the Company to reduce its pre-emergence NOLs by $1.1 billion due to interest accrued on debt settled with stock for the three years prior to emergence. We have requested guidance from the Internal Revenue Service concerning certain aspects of the default tax treatment under §382(l)(5), but have not yet received such guidance.

On March 15, 2007, we filed a “check the box” election under which Mirant Asia-Pacific will be treated as a corporation for U.S. federal income tax purposes effective January 1, 2007. As a result of this election, unless we file a gain recognition agreement with our 2006 federal income tax return, we will be deemed to recognize taxable gain for U.S. federal income tax purposes in 2006. It is anticipated that this gain will fully absorb our operating loss expected to be reported for U.S. federal income tax purposes for 2006. We expect that any net income realized in 2006 as a result of this election will be offset by pre-emergence NOLs.

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

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading and fuel management portfolios expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment for our energy trading and marketing activities and see Note E to our unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2007. Based upon this assessment, our management concluded that, as of June 30, 2007, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the six month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.                     Legal Proceedings—See Note L—Litigation and Other Contingencies to the accompanying unaudited condensed consolidated financial statements for discussion of the material legal proceedings to which we are a party.

Item 1A.       Risk Factors

There have been no material changes in risk factors since those reported in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                 Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Tuesday, May 8, 2007, in Atlanta, Georgia. The following matters were submitted to a vote of the Company’s stockholders:

(1)         Election of the following persons as directors for a one-year term expiring in 2008:

	VOTES	VOTES
	FOR	WITHHELD
Thomas W. Cason	193,702,102	391,315
A.D. (Pete) Correll	193,461,711	631,706
Terry G. Dallas	193,466,354	627,063
Thomas H. Johnson	193,417,053	676,364
John T. Miller	193,466,666	626,751
Edward R. Muller	193,369,854	723,563
Robert C. Murray	193,465,505	627,912
John M. Quain	193,466,651	626,766
William L. Thacker	193,665,960	427,457

(2)         Ratification of the appointment of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2007:

VOTES	VOTES
FOR	AGAINST	ABSTENTIONS
193,005,217	996,666	91,534

Item 6.                 Exhibits

(a)           Exhibits.

Exhibit No.	Exhibit Name
2.1*

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
10.1*

Engineering, Procurement and Construction Agreement, dated as of July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (designated on Form 8-K filed August 3, 2007, as exhibit 10.1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2007.

MIRANT CORPORATION
By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller (Principal Accounting Officer)