Form 10-Q
period 2007-09-30
MIRANT CORP
filed 2007-11-09
CIK 1010775

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	001-16107 (Commission File Number)	20-3538156 (I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100 Atlanta, Georgia (Address of Principal Executive Offices)	30338 (Zip Code)
(678) 579-5000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer                ☐ Accelerated Filer                ☐ Non-accelerated Filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

        The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, at October 31, 2007, was 256,073,353.

Glossary of Certain Defined Terms

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

CAIR—Clean Air Interstate Rule.

CAISO—California Independent System Operator.

Cal PX—California Power Exchange.

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

FIN—FASB Interpretation.

FIN 39—FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position.

i

FSP FIN 39-1—FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39).

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

PM2.5—Particulate matter that is 2.5 microns or less in size.

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

SO2—Sulfur dioxide.

SWMAAC—Southwestern Mid-Atlantic Area Council.

VIE—Variable interest entity.

Virginia DEQ—Virginia Department of Environmental Quality.

West Georgia—West Georgia Generating Company, L.L.C.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "estimate," "predict," "target," "potential" or "continue" or the negative of these terms or other comparable terminology.

        Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

  •
  legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the industry of generating, transmitting and distributing electricity (the "electricity industry"); changes in state, federal and other regulations affecting the electricity industry (including rate and other regulations); changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

  •
  failure of our assets to perform as expected, including outages for unscheduled maintenance or repair;

  •
  changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, and the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

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

  •
  our consolidated indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

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

        In addition to the discussion of certain risks in Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant's unaudited condensed consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations and cash flows) are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Terms

        As used in this report, "we," "us," "our," the "Company" and "Mirant" refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise. Also, as used in this report "we," "us," "our," the "Company" and "Mirant" refer to Old Mirant prior to January 3, 2006, and to New Mirant on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Operating revenues	$717	$963	$1,610	$2,539
Cost of fuel, electricity and other products	195	351	699	916

Gross Margin	522	612	911	1,623

Operating Expenses:
Operations and maintenance	171	178	519	532
Depreciation and amortization	33	35	97	103
Impairment losses	—	120	175	120
Gain on sales of assets, net	—	(3)	(24)	(49)

Total operating expenses	204	330	767	706

Operating Income	318	282	144	917

Other Expense (Income), net:
Interest expense	60	69	190	212
Interest income	(83)	(21)	(136)	(58)
Gain on sales of investments	—	(14)	—	(17)
Other, net	(340)	—	(343)	—

Total other expense (income), net	(363)	34	(289)	137

Income From Continuing Operations Before Reorganization Items and Income Taxes	681	248	433	780
Reorganization items, net	—	—	(2)	—
Provision (benefit) for income taxes	39	—	9	2

Income From Continuing Operations	642	248	426	778

Income (Loss) From Discontinued Operations, net	133	(274)	1,553	(238)

Net Income (Loss)	$775	$(26)	$1,979	$540

Basic EPS:
Basic EPS from continuing operations	$2.51	$0.87	$1.66	$2.64
Basic EPS from discontinued operations	0.52	(0.96)	6.07	(0.81)

Basic EPS	$3.03	$(0.09)	$7.73	$1.83

Diluted EPS:
Diluted EPS from continuing operations	$2.27	$0.83	$1.50	$2.55
Diluted EPS from discontinued operations	0.47	(0.92)	5.49	(0.78)

Diluted EPS	$2.74	$(0.09)	$6.99	$1.77

Average shares outstanding	256	286	256	295
Effect of dilutive securities	27	12	27	10

Average shares outstanding assuming dilution	283	298	283	305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2007	At December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$6,325	$1,139
Funds on deposit	327	235
Receivables, net	310	381
Price risk management assets	323	715
Inventories	300	287
Prepaid expenses	149	142
Assets held for sale	—	4,987
Deferred income taxes	—	110

Total current assets	7,734	7,996

Property, Plant and Equipment, net	2,421	2,201

Noncurrent Assets:
Intangible assets, net	207	214
Price risk management assets	51	100
Deferred income taxes	338	660
Prepaid rent	213	218
Other	82	147

Total noncurrent assets	891	1,339

Total assets	$11,046	$11,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$110	$142
Accounts payable and accrued liabilities	435	443
Price risk management liabilities	272	322
Liabilities held for sale	—	2,218
Deferred income taxes	338	49
Accrued taxes and other liabilities	11	88

Total current liabilities	1,166	3,262

Noncurrent Liabilities:
Long-term debt	3,027	3,133
Price risk management liabilities	79	428
Asset retirement obligations	44	40
Pension and postretirement obligations	140	204
Other	33	8

Total noncurrent liabilities	3,323	3,813

Liabilities Subject to Compromise	—	18

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at September 30, 2007 and December 31, 2006	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 300,754,369 and 300,200,197 at September 30, 2007 and December 31, 2006, respectively, and outstanding 256,298,301shares and 256,017,187 at September 30, 2007 and December 31, 2006, respectively	3	3
Treasury stock, at cost, 44,448,235 shares and 44,183,010 shares at September 30, 2007 and December 31, 2006, respectively	(1,271)	(1,261)
Additional paid-in capital	11,347	11,317
Accumulated deficit	(3,502)	(5,598)
Accumulated other comprehensive income	(20)	(18)

Total stockholders' equity	6,557	4,443

Total liabilities and stockholders' equity	$11,046	$11,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2006	$3	$(1,261)	$11,317	$(5,598)	$(18)
Net income	—	—	—	1,979	—
Stock repurchases	—	(10)	—	—	—
Stock-based compensation	—	—	23	—	—
Exercises of stock options and warrants	—	—	7	—	—
Adoption of FIN 48	—	—	—	117	—
Other comprehensive income	—	—	—	—	(2)

Balance, September 30, 2007	$3	$(1,271)	$11,347	$(3,502)	$(20)

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Net Income	$1,979	$540
Other comprehensive income, net of tax
Cumulative translation adjustment	4	3
Unrealized gains on available-for-sale securities	—	9
Settlement of pension and other postretirement benefits	(6)	—

Other comprehensive income, net of tax	(2)	12

Total Comprehensive Income	$1,977	$552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income	$1,979	$540
Income (loss) from discontinued operations	1,553	(238)

Income from continuing operations	426	778

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	104	111
Impairment losses	175	120
Gain on sales of assets and investments, net	(24)	(66)
Price risk management activities, net	383	(638)
Deferred income taxes	—	—
Stock-based compensation	20	12
Other postretirement benefits curtailment gain	(32)	—
Settlement of the Back-to-Back Agreement with Pepco	(341)	—
Other, net	3	(3)
Changes in operating assets and liabilities:
Receivables, net	139	288
Funds on deposit	(92)	322
Inventories	(13)	(15)
Other assets	64	(44)
Accounts payable and accrued liabilities	(104)	(120)
Settlement of claims payable	(34)	(765)
Accrued taxes and other liabilities	(19)	36

Total adjustments	229	(762)

Net cash provided by operating activities of continuing operations	655	16
Net cash provided by operating activities of discontinued operations	178	258

Net cash provided by operating activities	833	274

Cash Flows from Investing Activities:
Capital expenditures	(385)	(98)
Proceeds from the sales of assets and other investments	34	81
Other	5	—

Net cash used in investing activities of continuing operations	(346)	(17)
Net cash provided by (used in) investing activities of discontinued operations	5,263	(123)

Net cash provided by (used in) investing activities	4,917	(140)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	2,016
Repayment of long-term debt	(139)	(472)
Proceeds from exercise of stock options and warrants	7	1
Settlement of debt under the Plan	—	(990)
Debt issuance costs	—	(51)
Stock repurchases	(10)	(1,228)

Net cash used in financing activities of continuing operations	(142)	(724)
Net cash provided by (used in) financing activities of discontinued operations	(669)	259

Net cash used in financing activities	(811)	(465)

Net Increase (Decrease) in Cash and Cash Equivalents	4,939	(331)
Cash and Cash Equivalents, beginning of period	1,139	1,068
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	247	483
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	216

Cash and Cash Equivalents, end of period	$6,325	$1,004

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$243	$227
Cash paid for income taxes	$31	$174
Cash paid for claims and professional fees from bankruptcy	$43	$1,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

        Mirant's continuing operations generate revenues primarily through the production of electricity in the United States. Those operations consist of the ownership, long-term lease and operation of 10,301 MW of power generation facilities located in markets in the Mid-Atlantic and Northeast regions and in California, and energy trading and marketing operations based in Atlanta, Georgia.

        On May 1, 2007, the Company completed the sale of six U.S. natural gas-fired plants, including the Zeeland (903 MW), West Georgia (613 MW), Shady Hills (469 MW), Sugar Creek (561 MW), Bosque (546 MW) and Apex (527 MW) facilities. On June 22, 2007, the Company completed the sale of its Philippine business (2,203 MW). On August 8, 2007, the Company completed the sale of its Caribbean business (1,050 MW). In addition, on May 7, 2007, the Company completed the sale of Mirant NY-Gen (121 MW). After transaction costs and repayment of debt, the net proceeds to Mirant from dispositions completed in the nine months ended September 30, 2007, were approximately $5.070 billion. See Note C for additional information regarding the accounting for these businesses and assets as discontinued operations.

        On November 9, 2007, Mirant announced a conclusion to the strategic review process it had announced on April 9, 2007. The Company plans to return a total of $4.6 billion of excess cash to its stockholders. The first stage of the return of cash will consist of an accelerated share repurchase program for $1 billion together with open market purchases for an additional $1 billion. Mirant will determine how best to return additional cash upon completion of the accelerated share repurchase.

B. Accounting and Reporting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

        All amounts are presented in U.S. dollars unless otherwise noted. In accordance with SFAS No. 144, the results of operations of the Company's businesses and assets to be disposed of have been reclassified to discontinued operations and the associated assets and liabilities have been reclassified to assets and liabilities held for sale for all periods presented. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Cash and Cash Equivalents

        Mirant considers all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2007, except for amounts held in bank accounts to cover current payables, all of the Company's cash and cash equivalents were invested in AAA-rated money market funds. During the fourth quarter of 2007, the Company has transferred all of its cash investments into AAA-rated U.S. Treasury money market funds.

Capitalization of Interest Cost

        Mirant capitalizes interest on projects during their construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once placed in service, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the three and nine months ended September 30, 2007 and 2006, the Company incurred the following interest costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total interest costs	$66	$71	$206	$218
Capitalized and included in property, plant and equipment, net	(6)	(2)	(16)	(6)

Interest expense	$60	$69	$190	$212

Curtailment of Other Postretirement Benefits

        During the fourth quarter of 2006, Mirant amended its postretirement benefit plan covering non-union employees to eliminate all employer-provided subsidies through a gradual phase-out by 2011. This action occurred after the Company's September 30 annual measurement date for actuarial purposes used for measuring its December 31, 2006, obligation. The Company recognized a curtailment gain of approximately $32 million in the first quarter of 2007. This gain is included as a reduction of operations and maintenance expense on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2007.

Recently Adopted Accounting Standards

        On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

        On January 1, 2007, the Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized or will continue to be recognized. The total effect of adopting FIN 48 was an increase in stockholders' equity of $117 million. See Note J for additional information on FIN 48.

        On May 2, 2007, the FASB issued FSP FIN 48-1, which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position is effectively settled, companies are required to make the assessment on a position-by-position basis; however, a company could conclude that all positions in a particular tax year are effectively settled. The Company's initial adoption of FIN 48 on January 1, 2007, was consistent with the provisions of FSP FIN 48-1.

        In February 2006, the FASB issued SFAS No. 155, which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not affect the Company's statements of operations, financial position or cash flows.

        On June 28, 2006, the FASB ratified the EITF's consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB No. 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007. While the amounts are not material, the Company's policy is to present such taxes on a net basis in the consolidated statements of operations.

New Accounting Standards Not Yet Adopted

        On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2 and 3 as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, and as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating Mirant's own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at September 30, 2007, were not material.

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

C. Dispositions

Assets and Liabilities Held for Sale

        The Company had no assets or liabilities held for sale at September 30, 2007. Assets and liabilities held for sale at December 31, 2006, included discontinued operations and other assets that the Company disposed of in 2007. In the third quarter of 2006, Mirant commenced auction processes to sell its Philippine (2,203 MW) and Caribbean (1,050 MW) businesses and six U.S. natural gas-fired intermediate and peaking plants totaling 3,619 MW, comprised of Zeeland (903 MW), West Georgia (613 MW), Shady Hills (469 MW), Sugar Creek (561 MW), Bosque (546 MW) and Apex (527 MW). In addition, the Company sought to sell Mirant NY-Gen (121 MW). At December 31, 2006, assets and liabilities held for sale consisted of the businesses and assets above and certain ancillary equipment included in the sale of six U.S. natural gas-fired plants.

        The sale of six U.S. natural gas-fired plants was completed on May 1, 2007. The Company recognized a cumulative loss of $345 million related to the sale. In the third quarter of 2006, the Company recorded an impairment loss of $396 million to reduce the carrying value of the assets held for sale to estimated fair value. In subsequent periods, the Company recorded reductions to the impairment loss of approximately $51 million due to the results of the sale process. The net proceeds to Mirant after transaction costs and retiring $83 million of project-related debt were $1.306 billion. In accordance with Mirant North America's debt covenants, approximately $524 million of the proceeds from the sale of the Zeeland and Bosque plants are being reinvested in the business of Mirant North America.

        The Company completed the sale of Mirant NY-Gen on May 7, 2007, and recognized a gain of $8 million.

        The sale of the Philippine business was completed on June 22, 2007, and the Company recognized a gain of $2.004 billion. The net proceeds to Mirant after transaction costs and the repayment of $642 million of debt were $3.210 billion. The gain and net proceeds are subject to final working capital adjustments.

        The sale of the Caribbean business was completed on August 8, 2007, and the Company recognized a gain of approximately $62 million in the third quarter of 2007. The net proceeds to Mirant after transaction costs were $554 million. The gain and net proceeds are subject to final working capital adjustments.

        The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale (in millions):

At December 31, 2006
Current Assets:
Cash and cash equivalents	$247
Funds on deposit	126
Other current assets	520

Total current assets	893

Property, Plant and Equipment, net	3,489

Noncurrent Assets:
Investments	224
Other noncurrent assets	381

Total noncurrent assets	605

Total Assets	$4,987

Current Liabilities:
Short-term debt	$25
Current portion of long-term debt	166
Other current liabilities	245

Total current liabilities	436

Noncurrent Liabilities:
Long-term debt	1,149
Other noncurrent liabilities	633

Total noncurrent liabilities	1,782

Total Liabilities	$2,218

        During the second quarter of 2007, the Company recognized $9 million of other comprehensive income, net of tax, related to the sale of the Philippine business. Of this amount, $5 million was related to a pension liability that was settled as part of the sale and $4 million was related to a cumulative translation adjustment. During the third quarter of 2007, the Company recognized $11 million of other comprehensive loss, net of tax, related to pension and other postretirement benefits as part of the sale of the Caribbean business.

Discontinued Operations

        The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that have been disposed of as of September 30, 2007.

        The Company sold its Wrightsville power generating facility in 2005, but retained transmission credits that arose from transmission system upgrades associated with the construction of the Wrightsville facility. During the third quarter of 2007, Mirant entered into an agreement, that stated the value for the outstanding transmission credits. As a result of the agreement, Mirant recognized a gain of $24 million in income from discontinued operations at September 30, 2007.

        For the three and nine months ended September 30, 2007, income from discontinued operations included the results of operations of the Caribbean business, the Philippine business, six U.S. natural gas-fired plants and Mirant NY-Gen through their respective dates of sale and the gain related to Wrightsville described above. For the nine months ended September 30, 2006, income from discontinued operations also included the results of operations of the Wichita Falls facility in Texas through the May 2006 date of its sale.

        The following summarizes certain financial information of the businesses reported as discontinued operations (in millions):

	Three Months Ended September 30, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$24	$—	$107	$131
Operating expenses:
Loss (gain) on sales of assets	1	6	(62)	(55)
Other operating expenses	—	1	98	99

Total operating expenses	1	7	36	44

Operating income (loss)	23	(7)	71	87
Provision (benefit) for income taxes	—	(49)	3	(46)
Other expense (income), net	(3)	(1)	4	—

Net income	$26	$43	$64	$133

	Three Months Ended September 30, 2006
	U.S.	Philippines	Caribbean	Total
Operating revenues	$148	$121	$219	$488
Operating expenses:
Loss on sales of assets	396	—	—	396
Other operating expenses	81	37	170	288

Total operating expenses	477	37	170	684

Operating income (loss)	(329)	84	49	(196)
Provision (benefit) for income taxes	—	39	6	45
Other expense, net	1	12	20	33

Net income (loss)	$(330)	$33	$23	$(274)

	Nine Months Ended September 30, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$82	$200	$514	$796
Operating expenses:
Gain on sales of assets	(38)	(2,004)	(62)	(2,104)
Other operating expenses	65	67	432	564

Total operating expenses (income)	27	(1,937)	370	(1,540)

Operating income	55	2,137	144	2,336
Provision (benefit) for income taxes	—	704	13	717
Other expense, net	1	33	32	66

Net income	$54	$1,400	$99	$1,553

	Nine Months Ended September 30, 2006
	U.S.	Philippines	Caribbean	Total
Operating revenues	$255	$367	$623	$1,245
Operating expenses:
Loss (gain) on sales of assets	396	—	(1)	395
Other operating expenses	182	119	513	814

Total operating expenses (income)	578	119	512	1,209

Operating income (loss)	(323)	248	111	36
Provision (benefit) for income taxes	—	187	17	204
Other expense, net	5	20	45	70

Net income (loss)	$(328)	$41	$49	$(238)

Contingencies

        On July 12, 2006, the Company's Sual generating facility in the Philippines had an unplanned outage of unit 2 due to a failure of the generator. The repairs on unit 2 were completed on March 4, 2007, and the unit returned to operation. On October 23, 2006, unit 1 at the Sual generation facility had an unplanned outage as a result of a failure of the generator. The repairs on unit 1 were completed on June 12, 2007, and the unit returned to operation.

        As part of the sale of the Philippine business, Mirant retained the rights to future insurance recoveries related to the Sual outages. At September 30, 2007, the Company had an outstanding receivable of $20 million related to these recoveries. The $20 million was received in October 2007. Additional recoveries will be recognized in discontinued operations when outstanding claims are resolved.

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

Nine Months Ended September 30, 2007

Background

        The Mirant Lovett generation facility in New York has been in ongoing discussions with the NYSDEC and the New York State Office of the Attorney General regarding environmental controls. Under the terms of a consent decree dated June 11, 2003 (the "2003 Consent Decree"), Mirant Lovett was required to install certain environmental controls on unit 5 of the Lovett facility, convert unit 5 to operate exclusively on natural gas, or discontinue operation of unit 5 by April 30, 2007. The 2003 Consent Decree also required that certain environmental controls be installed on unit 4 by April 30, 2008, or operation of unit 4 had to be discontinued.

        On September 19, 2006, Mirant Lovett sought Bankruptcy Court approval to discontinue operation of units 3 and 5 of the Lovett generation facility if an alternative environmental compliance mechanism for environmental controls agreeable to the State of New York was not approved by April 30, 2007. On October 18, 2006, the Bankruptcy Court approved the Company's request. On October 19, 2006, Mirant Lovett submitted notices of its intent to discontinue operations of units 3 and 5 of the Lovett facility on April 30, 2007, to the New York Public Service Commission, NYISO, Orange and Rockland and several other affected transmission and distribution utilities in New York.

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

        On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. Unit 4 discontinued operation as of May 7, 2007. In addition, unit 3 discontinued operation because it is uneconomic for the unit to continue to run. On May 8, 2007, Mirant New York, Mirant Lovett, Mirant Bowline and Hudson Valley Gas also entered into an agreement (the "Tax Assessments Agreement") with the Town of Stony Point, the Town of Haverstraw and the Village of Haverstraw to set the assessed values for the Lovett and Bowline facilities and the pipeline owned by Hudson Valley Gas for 2007 and 2008 for property tax purposes at the values established for 2006 under a settlement agreement entered into by the Mirant entities and those taxing authorities in December 2006. The Bankruptcy Court approved the amendment to the 2003 Consent Decree and the Tax Assessments Agreement on May 10, 2007. The amendment to the 2003 Consent Decree was approved by the United States District Court for the Southern District of New York on May 11, 2007. On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generation facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York.

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

Assumptions and Results

        The Company's assessment of Lovett under SFAS No. 144 in the second quarter of 2007 involved developing two scenarios for the future expected operation of the Lovett facility. The first scenario considered was the shutdown of unit 5 by April 30, 2008, in accordance with the amendment to the 2003 Consent Decree. The Company also considered a second scenario that assumed operation of unit 5, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. Property taxes under both scenarios were assumed at the assessed levels specified in the Tax Assessments Agreement for those periods. Additionally, both scenarios included an estimated cost for demolition of the facility to reduce future property taxes, a value for the land on which the facility operates and the sale of previously granted emissions allowances for periods beyond the shutdown date. For purposes of measuring an impairment loss, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. All of the units at Mirant Lovett are viewed as one group. As required under SFAS No. 144, the assessment did not include the value of new generation capacity that could potentially be constructed at the current Lovett facility site.

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

Three and Nine Months Ended September 30, 2006

        In 2006, the Company's assessment of the Bowline unit 3 suspended construction project resulted in the conclusion that the Bowline 3 project as configured and permitted was not economically viable. As a result of this conclusion, the Company determined the estimated value of the equipment and project termination liabilities. At September 30, 2006, the carrying value of the development and construction costs for Bowline unit 3 exceeded the estimated undiscounted cash flows from the abandonment of the project. The Company recorded an impairment of $120 million, which is reflected in impairment losses on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

E. Price Risk Management Assets and Liabilities

        The fair values of the Company's price risk management assets and liabilities, net of credit reserves, at September 30, 2007 and December 31, 2006, were as follows (in millions):

	At September 30, 2007
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$277	$36	$(185)	$(68)	$60
Natural Gas	6	1	(9)	—	(2)
Oil	39	14	(77)	(11)	(35)
Coal	3	—	(1)	—	2
Other, including credit reserves	(2)	—	—	—	(2)

Total	$323	$51	$(272)	$(79)	$23

	At December 31, 2006
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$603	$99	$(247)	$(8)	$447
Back-to-Back Agreement	—	—	(36)	(389)	(425)
Natural Gas	21	1	(26)	(2)	(6)
Oil	83	—	(10)	(29)	44
Coal	13	—	(3)	—	10
Other, including credit reserves	(5)	—	—	—	(5)

Total	$715	$100	$(322)	$(428)	$65

        The Settlement Agreement and Release (the "Settlement Agreement") with Pepco and various affiliates of Pepco (collectively the "Pepco Settling Parties") dated May 30, 2006, became fully effective August 10, 2007, and, as a result, the contractual agreement with Pepco with respect to certain PPAs (the "Back-to-Back Agreement") was rejected and terminated. As a result, the Company had no price risk management liabilities related to the Back-to-Back

Agreement at September 30, 2007. The fair value of the price risk management liability related to the Back-to-Back Agreement was reversed and the Company recognized a gain of $341 million in other income, net in the unaudited condensed consolidated statements of operations. See "Pepco Litigation" in Note L for further discussion of the Settlement Agreement.

        The following table represents the net price risk management assets and liabilities by tenor (in millions):

At September 30, 2007
2007	$66
2008	9
2009	(33)
2010	(18)
Thereafter	(1)

Net assets (liabilities)	$23

        The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2007, was approximately 12 months. The net notional amount of the price risk management assets and liabilities at September 30, 2007, was a net short position of approximately 28 million equivalent MWh.

        The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2007 (in millions):

	Proprietary Trading and Fuel Oil Management	Asset Management	Back-to- Back Agreement	Total
Net fair value of portfolio at December 31, 2006	$106	$384	$(425)	$65
Changes in fair value, net	(27)	(89)	84	(32)
Contracts settled during the period, net	(84)	(267)	—	(351)
Settlement of the Back-to-Back Agreement	—	—	341	341

Net fair value of portfolio at September 30, 2007	$(5)	$28	$—	$23

F. Debt

        Long-term debt was as follows (in millions):

	At September 30, 2007	At December 31, 2006	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$850	$850	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(4)
Mirant North America:
Term loan, due 2007 to 2013	556	693	LIBOR + 1.75%	Secured
Notes, due 2013	850	850	7.375%	Unsecured
Capital leases, due 2007 to 2015	34	36	7.375% - 8.19%

Total	3,137	3,275
Less: current portion of long-term debt	(110)	(142)

Total long-term debt, excluding current portion	$3,027	$3,133

Senior Secured Credit Facilities

        Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. As of September 30, 2007, there were approximately $198 million of letters of credit outstanding under the senior secured term loan and $76 million of letters of credit outstanding under the senior secured revolving credit facility. At September 30, 2007, $724 million was available under the senior secured revolving credit facility for cash draws or for the issuance of letters of credit.

        In addition to the quarterly installments, Mirant North America is required to prepay a portion of the outstanding senior secured term loan principal balance once a year. The prepayment is based on an adjusted EBITDA calculation that determines excess free cash flows, as defined in the loan agreement. On March 20, 2007, the Company made a mandatory principal prepayment of approximately $131 million on the term loan. Based on projections for 2007, the current estimate of the mandatory principal prepayment of the term loan in March 2008 is approximately $99 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2007.

G. Bankruptcy Related Disclosures

        The Company's New York subsidiaries, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at December 31, 2006. On January 26, 2007, Mirant New York, Mirant Bowline and Hudson Valley Gas (collectively the "Emerging New York Entities") filed a Supplemental Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and subsequently filed amendments to that plan (as subsequently amended, the "Supplemental Plan"). The Supplemental Plan was confirmed by the Bankruptcy Court on March 23, 2007, and became effective on April 16, 2007, resulting in the Emerging New York Entities' emergence from bankruptcy. For financial statement presentation purposes, the effects of the Supplemental Plan were recorded on March 31, 2007.

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

        On July 13, 2007, Mirant Lovett filed a plan of reorganization (the "Mirant Lovett Plan") with the U.S. Bankruptcy Court in Texas. The Mirant Lovett Plan was confirmed by the Bankruptcy Court on September 19, 2007, and became effective on October 2, 2007, resulting in Mirant Lovett's emergence from bankruptcy and payment of claims of approximately $2 million in October 2007. For financial statement presentation purposes, the effects of the Mirant Lovett Plan were recorded on September 30, 2007. As a result of Mirant Lovett's emergence, Mirant has no subsidiaries that remain in bankruptcy. See Note L-Litigation and Other Contingencies for further discussion regarding Mirant Lovett's emergence from bankruptcy.

H. Stock-based Compensation

        During the first quarter of 2007, the Company granted approximately 589,000 stock options and 418,000 restricted stock units to executives and certain other employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a five-year term and the stock options and restricted stock units vest in three equal installments on each of the first, second and third anniversaries of the grant date. The stock options have a grant date fair value of $8.46 and an exercise price of $37.71, the Company's closing stock price on the day of the grants. Approximately 359,000 and 59,000 restricted stock units have a grant date fair value of $37.71 and $37.80, respectively, the Company's closing stock price on the day of the grants.

        During the second quarter of 2007, the Company granted approximately 15,000 stock options and 9,000 restricted stock units to non-management members of the Board of Directors under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a five-year term and vest on the first anniversary of the grant date. The stock options have a grant date fair value of $7.41and an exercise price of $45.77, the Company's closing stock price on the day of the grants. The restricted stock units vest on the first anniversary of the grant date and have a grant date fair value of $45.77, the Company's closing stock price on the day of the grants.

        During the third quarter of 2007, the Company granted approximately 2,000 stock options and 1,200 restricted stock units to executives and certain other employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a five-year term and the stock options and restricted stock units vest in three equal installments on each of the first, second and third anniversaries of the grant date. The stock options have a grant date fair value of $10.92 and an exercise price of $39.63, the Company's closing stock price on the day of the grants. The restricted stock units have a grant date fair value of $39.63, the Company's closing stock price on the day of the grants.

        During the three and nine months ended September 30, 2007, the Company recognized approximately $9 million and $23 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units, compared to approximately $4 million and

$12 million, respectively, for the same periods in 2006. These amounts were included in operations and maintenance expense in the unaudited condensed consolidated statements of operations, with the exception of approximately $3 million for the three and nine months ended September 30, 2007, which is included in income (loss) from discontinued operations, net. As of September 30, 2007, approximately 1.4 million and 336,000 of stock options and restricted shares/restricted stock units, respectively, were vested and outstanding and have an aggregate intrinsic value of approximately $21 million and $14 million, respectively. Approximately 215,000 stock options were exercised during the nine months ended September 30, 2007, and the Company received cash proceeds of approximately $5.5 million.

        As of September 30, 2007, there was approximately $32 million of total unrecognized compensation cost related to non-vested stock-based compensation awards. The outstanding stock options, restricted shares and restricted stock units have an accelerated vesting clause should certain events occur, including a change in control of the Company.

I. Earnings per Share

        Mirant calculates basic EPS by dividing income available to shareholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including unvested restricted shares and restricted stock units, stock options and warrants.

        The following table shows the computation of basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006 (in millions except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income from continuing operations	$642	$248	$426	$778
Net income (loss) from discontinued operations	133	(274)	1,553	(238)

Net income (loss) as reported	$775	$(26)	$1,979	$540

Basic and diluted:
Weighted average shares outstanding—basic	256	286	256	295
Shares due to assumed exercise of warrants and options	26	11	26	9
Shares due to assumed vesting of restricted shares and restricted stock units	1	1	1	1

Weighted average shares outstanding—diluted	283	298	283	305

Basic EPS
EPS from continuing operations	$2.51	$0.87	$1.66	$2.64
EPS from discontinued operations	0.52	(0.96)	6.07	(0.81)

Basic EPS	$3.03	$(0.09)	$7.73	$1.83

Diluted EPS
EPS from continuing operations	$2.27	$0.83	$1.50	$2.55
EPS from discontinued operations	0.47	(0.92)	5.49	(0.78)

Diluted EPS	$2.74	$(0.09)	$6.99	$1.77

J. Income Taxes

Adoption of FIN 48

        The Company adopted the provisions of FIN 48 on January 1, 2007. Prior to adoption of FIN 48, Mirant recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, for continuing operations, the Company recognized a decrease in accrued liabilities of $61 million and an increase of $26 million in taxes receivable. For discontinued operations, the adoption of FIN 48 resulted in a decrease in liabilities held for sale and accumulated deficit of $30 million. The total effect of adopting FIN 48 was an increase in stockholders' equity of $117 million.

        The unrecognized tax benefit for continuing operations as of January 1 and September 30, 2007, was $13 million, all of which would affect the Company's effective tax rate if it were to be recognized. The unrecognized tax benefit included the review of tax positions relating to open tax years beginning in 1999 and continuing to the present. The Company does not currently anticipate any significant changes to the amount of the unrecognized tax benefit absent changes in judgment about the realizability of its recognized or unrecognized tax benefits. The Company's tax provision continues to include the accrual for any penalties and interest subsequent to its adoption of FIN 48.

NOLs

        As required by applicable accounting principles, an enterprise that anticipates the realization of a pre-tax gain must recognize the benefit or detriment of the deferred tax assets and liabilities associated with the transaction in the year in which it becomes more likely than not that the gain will be realized. In accordance with EITF 93-17, Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary that Is Accounted for as a Discontinued Operation, the Company recognized a tax benefit in 2006 arising from and related solely to the sale of the Philippine business. Conversely, in 2007, the Company recognized an income tax provision of $721 million that arose from and was specifically related to the sale of the Philippine business. The entire amount of this provision was recorded in income from discontinued operations in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2007.

        At December 31, 2006, Mirant considered it to be more likely than not that it would elect treatment under §382(l)(5). As a result of further tax planning, the Company made the decision to elect §382(l)(6) in its 2006 income tax return that was filed on September 15, 2007. As a result, the recorded deferred income tax items, including pre-emergence NOLs, are presented in accordance with the §382(l)(6) treatment at September 30, 2007. This change had no net effect on the consolidated balance sheets or consolidated statements of operations because the increase in deferred tax asset NOLs was equally offset by an increase in the related deferred tax asset valuation allowance. The December 31, 2006, NOL balance under §382(l)(6) was $3.2 billion as adjusted for the effect of the Mirant Asia-Pacific check-the-box election discussed below.

        Under §382(l)(6), the Company will be subject to an annual limitation on the use of the pre-emergence NOLs including the effect of net unrealized built-in gains. The NOLs under this election will not be subject to any previous adjustments for interest accrued on debt settled with stock as required under §382(l)(5). The Company has elected in its 2006 tax return to reduce the income tax basis of depreciable assets for any cancellation of debt income that arises from making the §382(l)(6) election.

        On March 15, 2007, Mirant filed a check-the-box election under which Mirant Asia-Pacific will be treated as a corporation for U.S. federal income tax purposes effective January 1, 2007. As a result of this election, Mirant recognized a taxable gain for U.S. federal income tax purposes in 2006, which was fully offset by other deductions and losses arising in that year.

        SFAS No. 109 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The establishment of a valuation allowance requires significant judgment as to a company's ability to generate taxable income during future periods in which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including its past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. The Company continues to maintain its valuation allowance against its deferred tax assets. As such, the Company's deferred tax assets reduced by the valuation allowance are completely offset with its deferred tax liabilities.

K. Segment Reporting

        The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. Other Operations includes proprietary trading, fuel oil management and gains and losses related to the Company's Back-to-Back Agreement with Pepco, which was terminated and settled in the third quarter of 2007 pursuant to the Settlement Agreement becoming fully effective. See Note L for further discussion of the Settlement Agreement with Pepco. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2007:
Operating revenues	$542	$189	$45	$(59)	$—	$717
Cost of fuel, electricity and other products	167	118	10	(95)	(5)	195

Gross Margin	375	71	35	36	5	522

Operating Expenses:
Operations and maintenance	91	46	18	16	—	171
Depreciation and amortization	21	6	3	3	—	33

Total operating expenses	112	52	21	19	—	204

Operating income	263	19	14	17	5	318
Total other expense (income), net	(1)	—	—	(362)	—	(363)

Income from continuing operations before income taxes	264	19	14	379	5	681
Provision (benefit) for income taxes	—	—	—	39	—	39

Income from continuing operations	$264	$19	$14	$340	$5	$642

Total assets of continuing operations at September 30, 2007	$3,702	$623	$195	$7,677	$(1,151)	$11,046

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2007:
Operating revenues	$889	$513	$130	$78	$—	$1,610
Cost of fuel, electricity and other products	404	331	32	(54)	(14)	699

Gross Margin	485	182	98	132	14	911

Operating Expenses:
Operations and maintenance	265	138	54	62	—	519
Depreciation and amortization	60	19	10	8	—	97
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(2)	(25)	(2)	(5)	10	(24)

Total operating expenses	323	307	62	65	10	767

Operating income (loss)	162	(125)	36	67	4	144
Total other expense (income), net	(4)	(6)	(5)	(274)	—	(289)

Income (loss) from continuing operations before reorganization items and income taxes	166	(119)	41	341	4	433
Reorganization items, net	—	(2)	—	—	—	(2)
Provision (benefit) for income taxes	—	—	—	9	—	9

Income (loss) from continuing operations	$166	$(117)	$41	$332	$4	$426

Total assets of continuing operations at September 30, 2007	$3,702	$623	$195	$7,677	$(1,151)	$11,046

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2006:
Operating revenues	$643	$208	$56	$56	$—	$963
Cost of fuel, electricity and other products	190	128	16	23	(6)	351

Gross Margin	453	80	40	33	6	612

Operating Expenses:
Operations and maintenance	80	53	17	28	—	178
Depreciation and amortization	19	7	3	6	—	35
Impairment losses	—	118	—	2	—	120
Gain on sales of assets, net	(2)	(3)	—	(1)	3	(3)

Total operating expenses	97	175	20	35	3	330

Operating income (loss)	356	(95)	20	(2)	3	282
Total other expense (income), net	—	(2)	(1)	37	—	34

Income (loss) from continuing operations	$356	$(93)	$21	$(39)	$3	$248

Total assets of continuing operations at December 31, 2006	$3,404	$1,184	$443	$3,326	$(1,808)	$6,549

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2006:
Operating revenues	$1,588	$649	$138	$164	$—	$2,539
Cost of fuel, electricity and other products	480	369	43	62	(38)	916

Gross Margin	1,108	280	95	102	38	1,623

Operating Expenses:
Operations and maintenance	253	165	47	67	—	532
Depreciation and amortization	55	18	10	20	—	103
Impairment losses	—	118	—	2	—	120
Gain on sales of assets, net	(7)	(46)	—	(41)	45	(49)

Total operating expenses	301	255	57	48	45	706

Operating income	807	25	38	54	(7)	917

Total other expense (income), net	(3)	(1)	(2)	143	—	137

Income (loss) from continuing operations before reorganization items and income taxes	810	26	40	(89)	(7)	780
Reorganization items, net	—	(1)	—	1	—	—
Provision (benefit) for income taxes	—	—	—	2	—	2

Income (loss) from continuing operations	$810	$27	$40	$(92)	$(7)	$778

Total assets of continuing operations at December 31, 2006	$3,404	$1,184	$443	$3,326	$(1,808)	$6,549

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

Chapter 11 Proceedings

        On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the "Mirant Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. As of September 30, 2007, approximately one million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

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

        On July 13, 2007, Mirant Lovett filed the Mirant Lovett Plan with the Bankruptcy Court for its approval. The Bankruptcy Court entered an order confirming the Mirant Lovett Plan on September 19, 2007. The Mirant Lovett Plan became effective on October 2, 2007, resulting in Mirant Lovett's emergence from bankruptcy. The Mirant Lovett Plan provided unsecured creditors of Mirant Lovett with the same treatment afforded holders of unsecured claims against Mirant Americas Generation and its subsidiaries under the Plan. Such unsecured creditors of Mirant Lovett received their pro rata share of the pool of assets created under the Plan for the benefit of the unsecured creditors of Mirant Americas Generation and its subsidiaries.

Actions Pursued by MC Asset Recovery

        In 2005, Mirant Corporation and various of its subsidiaries filed actions in the Bankruptcy Court against several parties seeking to recover damages for fraudulent transfers that occurred prior to the filing of Mirant's bankruptcy proceedings, and asserting other related claims. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent by the resulting transfers and that they did not receive fair value for those transfers. In addition to these avoidance actions, the official Committee of Unsecured Creditors of Mirant Corporation filed an action against Arthur

Andersen on behalf of the Mirant Debtors alleging malpractice. Under the Plan, the rights to most of these avoidance actions, and the suit filed against Arthur Andersen, were transferred to MC Asset Recovery. MC Asset Recovery, while wholly-owned by Mirant, is governed by managers that are independent of Mirant and its other subsidiaries. Mirant is obligated to make capital contributions to MC Asset Recovery as necessary to pay up to $20 million of professional fees and to pay certain other costs incurred by MC Asset Recovery, including expert witness fees and other costs of the avoidance actions and the Andersen suit, which costs are not capped. Under the Plan, any cash recoveries received by MC Asset Recovery from the avoidance actions or the Andersen suit, net of costs incurred in prosecuting the actions (including all capital contributions from Mirant), are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant Corporation immediately prior to the effective date of the Plan. Mirant may not reduce such payments for the taxes owed on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests under the Plan by the amount of any taxes it will owe on the amount in excess of $175 million. Most of the actions transferred to MC Asset Recovery remain pending, and through September 30, 2007, none of those actions has resulted in any recovery.

Pepco Litigation

        In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco's long-term PPA with Panda, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Back-to-Back Agreement, which did not expire until 2021, obligated Mirant to purchase power from Pepco at prices that typically were higher than the market prices for power.

        Pepco Contract Litigation.    In the bankruptcy proceedings, the Mirant Debtors sought to reject the Back-to-Back Agreement or to recharacterize it as pre-petition debt, which efforts, if successful, would have resulted in the Mirant Debtors having no further obligation to perform and in Pepco receiving a claim in the bankruptcy proceedings for its resulting damages. Pending a final determination of the Mirant Debtors' ability to reject or recharacterize the Back-to-Back Agreement and certain other agreements with Pepco, the Plan provided that the Mirant Debtors' obligations under the APSA and the Back-to-Back Agreement were interim obligations of Mirant Power Purchase and were unconditionally guaranteed by Mirant. The settlement between Mirant and Pepco described below in Pepco Settlement that became effective August 10, 2007, resulted in the dismissal of all pending litigation between Mirant and Pepco related to the Back-to-Back Agreement and the rejection of that agreement effective as of May 31, 2006.

        Potential Adjustment Related to Panda Power Purchase Agreement.    At the time of the acquisition of the Mirant Mid-Atlantic assets from Pepco in December 2000, Mirant also entered into an agreement with Pepco that, as subsequently modified, provided that the price paid by Mirant for those assets would be adjusted if by April 8, 2005, a binding court order had been entered finding that the Back-to-Back Agreement violated the Panda PPA as a prohibited assignment, transfer or delegation of the Panda PPA or because it caused a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. On June 10, 2003, the Maryland Court of Appeals, Maryland's highest court, ruled in a proceeding initiated by Panda that the assignment of certain rights and delegation of certain duties by Pepco to Mirant under the Back-to-Back Agreement did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda's refusal to consent to the assignment of the Panda PPA by Pepco to Mirant was unreasonable and violated the Panda PPA. The settlement between Mirant and Pepco described below in Pepco Settlement that became effective August 10, 2007, resulted in the termination of any potential adjustment to the price paid by Mirant for its December 2000 acquisition of the Pepco assets related to the Panda PPA with no amount being owed.

        Pepco Avoidance Action.    On July 13, 2005, Mirant and several of its subsidiaries filed a lawsuit against Pepco before the Bankruptcy Court asserting that Mirant did not receive fair value in return for the purchase price paid for the Pepco assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The suit sought damages for fraudulent transfer under 11 U.S.C. §§ 544 and 550 and applicable state law and disallowance of claims filed by Pepco in the Chapter 11 proceedings. The settlement between Mirant and Pepco described below in Pepco Settlement that became effective August 10, 2007, resulted in the release by Mirant and its subsidiaries of all claims asserted against Pepco in the suit filed on July 13, 2005.

        Pepco Settlement.    On May 30, 2006, Mirant and various of its subsidiaries (collectively the "Mirant Settling Parties") entered into the Settlement Agreement with the Pepco Settling Parties. The Settlement Agreement could not become effective until it had been approved by the Bankruptcy Court and that approval order had become a final order no longer subject to appeal. The Bankruptcy Court entered an order approving the Settlement Agreement on August 9, 2006. That order was appealed, but the appeal was dismissed by agreement of the parties in August 2007, and the Settlement Agreement became effective August 10, 2007. The Settlement Agreement fully resolved the contract rejection motions that remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties have released each other from all claims known as of May 30, 2006. Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement was rejected and terminated effective as of May 31, 2006.

        The Settlement Agreement granted Pepco a claim against Old Mirant in Old Mirant's bankruptcy proceedings that was to result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million. Shortly after the Settlement Agreement became effective, Mirant distributed approximately 14 million shares of Mirant common stock from the shares reserved for disputed claims under the Plan to Pepco to satisfy its claim. The Mirant shares in the share reserve, including the shares distributed to Pepco, have been treated as issued and outstanding since Mirant emerged from bankruptcy. Pepco's liquidation of those shares resulted in net proceeds of approximately $522 million and Pepco paid Mirant the amount in excess of $520 million. Pepco also refunded to Mirant Power Purchase approximately $36 million Pepco had received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement became effective. The appeal of the Bankruptcy Court's August 9, 2006, approval order had resulted in Mirant paying Pepco $70 million under the terms of the Settlement Agreement shortly after the appeal was filed. Pepco repaid the $70 million once the Settlement Agreement became effective.

        Upon the distribution of the shares to Pepco, Mirant recognized a gain of $379 million. The gain included (1) $341 million representing the fair value of the price risk management liability that was reversed as a result of the rejection of the Back-to-Back Agreement, (2) $36 million refunded by Pepco for payments made under the Back-to-Back Agreement for periods after May 31, 2006, and (3) $2 million for the excess payment Pepco received from liquidation of the shares that were distributed to it. The $341 million and $2 million are included in other income, net and the $36 million is included in gross margin in the unaudited condensed consolidated statement of operations.

California and Western Power Markets

        FERC Refund Proceedings Arising Out of California Energy Crisis.    High prices experienced in California and western wholesale electricity markets in 2000 and 2001 caused various purchasers of electricity in those markets to initiate proceedings seeking refunds. Several of those proceedings remain pending either before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). The proceedings that remain pending include proceedings (1) ordered by FERC on July 25, 2001, (the "FERC Refund Proceedings") to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the CAISO or the Cal PX from October 2, 2000, through June 20, 2001 (the "Refund Period"), (2) ordered by FERC to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001 (the "Pacific Northwest Proceeding"), and (3) arising from a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation. Various parties appealed FERC orders related to these proceedings to the Ninth Circuit seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR and other parties. While various of these appeals remain pending, the Ninth Circuit has ruled that the FERC should consider further whether to grant relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust, and, in the proceeding initiated by the California Attorney General, what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs.

        On January 14, 2005, Mirant and certain of its subsidiaries (the "Mirant Settling Parties") entered into a Settlement and Release of Claims Agreement (the "California Settlement") with PG&E, Southern California Edison Company, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the "California Parties"). The California Settlement was approved by the FERC on April 13, 2005, and became effective April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing's potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the Pacific Northwest Proceeding, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released the Mirant Settling Parties, including Mirant Americas Energy Marketing, from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998, through July 14, 2003. Also, the California Parties have assumed the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. The settlement did not relieve Mirant Americas Energy Marketing of liability for any refunds that the FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

        Resolution of the refund proceedings that remain pending before the FERC or that currently are on appeal to the Ninth Circuit could ultimately result in the FERC concluding that the prices received by Mirant Americas Energy Marketing in some transactions occurring in 2000 and 2001 should be reduced. The Company's view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing's bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing's potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

        FERC Show Cause Proceeding Relating to Trading Practices.    On June 25, 2003, the FERC issued a show cause order (the "Trading Practices Order") to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs, and required sellers previously involved in transactions of those types to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, and December 19, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the "Trading Settlement Agreement") entered into between certain Mirant entities and the FERC Trial Staff and an amendment to that agreement, under which Mirant Americas Energy Marketing would pay $332,411 and the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing's bankruptcy proceeding for $3.67 million to settle the show cause proceeding. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing with the FERC, which it denied on October 11, 2006. A party to the proceeding has appealed the FERC's June 27, 2005, order to the Ninth Circuit.

Shareholder-Bondholder Litigation

        Mirant Securities Consolidated Action.    Twenty lawsuits filed in 2002 against Mirant and four of its officers have been consolidated into a single action, In re Mirant Corporation Securities Litigation, before the United States District Court for the Northern District of Georgia. In their original complaints, the plaintiffs alleged, among other things, that the defendants violated federal securities laws by making material misrepresentations and omissions to the investing public regarding Mirant's business operations and future prospects during the period from January 19, 2001, through May 6, 2002, due to potential liabilities arising out of its activities in California during 2000 and 2001. The plaintiffs sought unspecified damages, including compensatory damages, and the recovery of reasonable attorneys' fees and costs.

        In November 2002, the plaintiffs filed an amended complaint that added as defendants the Southern Company ("Southern"), the directors of Mirant immediately prior to its initial public offering of stock and various firms that were underwriters for the initial public offering by the

Company. In addition to the claims set out in the original complaint, the amended complaint asserted claims under the Securities Act, alleging that the registration statement and prospectus for the initial public offering in 2000 of Mirant's old common stock cancelled under the Plan misrepresented and omitted material facts. On December 11, 2003, the plaintiffs filed a proof of claim against Mirant in the Chapter 11 proceedings, but they subsequently withdrew their claim in October 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action.

        A master separation agreement between Mirant and Southern entered into in conjunction with Mirant's spin-off from Southern in 2001 obligates Mirant to indemnify Southern for any losses arising out of any acts or omissions by Mirant and its subsidiaries in the conduct of the business of Mirant and its subsidiaries. Mirant has filed to reject the separation agreement in the Chapter 11 proceedings. Any damages determined to be owed to Southern arising from the rejection of the separation agreement will be addressed as a claim in the Chapter 11 proceedings under the terms of the Plan. The underwriting agreements between Mirant and the various firms added as defendants that were underwriters for the initial public offering by the Company in 2000 also provide for Mirant to indemnify such firms against any losses arising out of any acts or omissions by Mirant and its subsidiaries. The underwriters filed a claim against Mirant in the Chapter 11 proceedings that was subordinated to claims of Mirant's creditors and extinguished under the Plan.

Environmental Matters

        EPA Information Request.    In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA's NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries' ownership and lease of those plants. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the plants by subsidiaries of the Company. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company's subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown plants in Maryland are installing a variety of emissions control equipment on those plants to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA's NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company's subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company's subsidiary owning or leasing the plant at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease these plants.

        Mirant Potomac River Operations.    On May 23, 2007, the Virginia State Air Pollution Control Board directed the Director of the Virginia DEQ to issue a state operating permit (the "Permit") for the Potomac River plant that significantly restricted the plant's operations by imposing stringent limits on its SO2 emissions, which limits Mirant Potomac River views as unreasonably low and arbitrary. The Virginia DEQ issued the Permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of

Richmond, Virginia seeking to set aside the Virginia State Air Pollution Control Board's directive of May 23, 2007, and the Permit issued by the Virginia DEQ on June 1, 2007. The Virginia State Air Pollution Control Board stated that the Permit is intended to be supplanted by a more comprehensive permit that it expects to issue. On October 19, 2007, the Virginia DEQ published a draft of this more comprehensive permit to solicit comments from the public. If adopted as proposed, this comprehensive permit would also impose stringent limits on SO2 emissions that would limit Mirant Potomac to operating no more than three of the five units of the Potomac River generating facility at any one time.

        New York State Administrative Claim.    On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company's Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York cited various existing outstanding matters between the State and the Company's subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. The State of New York and the NYSDEC executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006. Although this administrative claim remains stayed, the bulk of the existing outstanding matters upon which the claim was based have been separately resolved with the NYSDEC.

        Riverkeeper Suit Against Mirant Lovett.    On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant's cooling water intake structures in violation of Mirant Lovett's water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys' fees. Mirant Lovett's view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that has stayed the suit until 60 days after the entry of the order by the Bankruptcy Court confirming the plan of reorganization for Mirant Lovett became final and non-appealable.

        Notices of Intent to Sue for Alleged Violations of the Endangered Species Act.    Mirant and Mirant Delta have received two letters, one dated September 27, 2007, sent on behalf of the Coalition for a Sustainable Delta, four water districts, and an individual and the second dated October 16, 2007, sent on behalf of San Francisco Baykeeper (collectively with the parties sending the September 27, 2007, letter, the "Noticing Parties"), providing notice that the Noticing Parties intend to file suit alleging that Mirant Delta has violated, and continues to violate, the federal Endangered Species Act through the operation of its Contra Costa and Pittsburg generating plants. The Noticing Parties contend that the plants use of water drawn from the Sacramento-San Joaquin Delta for cooling purposes results in harm to four species of fish listed as endangered species. The Noticing Parties assert that a biological opinion and incidental take statement issued by the National Marine Fisheries Service on October 17, 2002, for three of the fish species and a biological opinion and incidental take statement issued by the United States Fish and Wildlife Service on November 4, 2002, for the fourth fish species have not been complied with by Mirant Delta and no longer apply to permit the impacts on the four fish species caused by the operation of the Contra Costa and Pittsburg generating plants. Mirant Delta disputes the allegations made by the Noticing Parties.

Pepco Assertion of Breach of Local Area Support Agreement

        In 2005, computer modeling predicted that emissions from the Potomac River plant had the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NOx and PM10 under certain conditions. On August 24, 2005, Mirant Potomac River temporarily halted power production at all five units of the Potomac River generating facility in response to a directive from the Virginia DEQ. Following that action, Mirant Potomac River notified Pepco that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. Pepco responded that it considered Mirant Potomac River's shutdown of the plant to be a material breach of the Local Area Support Agreement that was not excused under the force majeure provisions of the agreement. Pepco contended that Mirant Potomac River's actions entitled Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in Mirant's bankruptcy proceedings asserting that Mirant Potomac River's shutdown of the Potomac River plant caused Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimated to be in excess of $70 million.

        The Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties that became effective August 10, 2007, resolved all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. Under the Settlement Agreement, Pepco released all claims it asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco received in the Mirant bankruptcy proceeding.

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

Overview

        Our continuing operations generate revenues primarily through the production of electricity in the United States. Those operations consist of the ownership, long-term lease and operation of 10,301 MW of power generation facilities located in markets in the Mid-Atlantic and Northeast regions and in California, and energy trading and marketing operations based in Atlanta, Georgia.

        On May 1, 2007, we completed the sale of six U.S. natural gas-fired intermediate and peaking plants to Broadway Generating Company, LLC, a member of the LS Power Group. We recognized a cumulative loss of $345 million related to the sale. In the third quarter of 2006, we recorded an impairment loss of $396 million to reduce the carrying value of the assets held for sale to the estimated fair value. In subsequent periods, we recorded reductions to the impairment loss of approximately $51 million due to the results of the sale process. The net proceeds from the sale, after paying transaction costs and retiring $83 million of project-related debt, were $1.306 billion. On June 22, 2007, we completed the sale of our Philippine business to a consortium of The Tokyo Electric Power Company, Incorporated and Marubeni Corporation. The net proceeds after transaction costs and the repayment of $642 million of debt were $3.210 billion and we recognized a gain of $2.004 billion. The gain and net proceeds are subject to final working capital adjustments. On August 8, 2007, we completed the sale of our Caribbean business to a subsidiary of Marubeni Corporation. The net proceeds after transaction costs were $554 million and we recognized a gain of $62 million. The gain and net proceeds are subject to final working capital adjustments. In addition, on May 7, 2007, we completed the sale of Mirant NY-Gen to Alliance Energy Renewables, LLC and recognized a gain of $8 million.

        On November 9, 2007, we announced a conclusion to the strategic review process we had announced on April 9, 2007. We plan to return a total of $4.6 billion of excess cash to our stockholders. The first stage of the return of cash will consist of an accelerated share repurchase program for $1 billion together with open market purchases for an additional $1 billion. We will determine how best to return additional cash upon completion of the accelerated share repurchase.

        On August 10, 2007, the Settlement Agreement with the Pepco Settling Parties dated May 30, 2006, became fully effective and we recognized a gain of $379 million, which included (1) $341 million representing the fair value of the price risk management liability that was reversed as a result of the rejection of the Back-to-Back Agreement, (2) $36 million refunded by Pepco for payments made under the Back-to-Back Agreement for periods after May 31, 2006, and (3) $2 million for the excess payment Pepco received from liquidation of the shares distributed to it. In addition, Pepco repaid Mirant $70 million for an advance payment made in the third quarter of 2006 under the Settlement Agreement.

        Our Mid-Atlantic operations contributed 68% of our $509 million of realized gross margin for the three months ended September 30, 2007, and 62% of our $1.294 billion of realized gross margin for the nine months ended September 30, 2007. Our power plants located in the Mid-Atlantic region that sell power into the PJM market participate in the reliability pricing model ("RPM") forward capacity market, which is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the region's demand requirements. PJM has conducted three RPM auctions. The results of the PJM RPM capacity auctions for the SWMAAC delivery area, where our plants are located, were as follows:

Auction Date	Delivery of Capacity Period	Resource Clearing Price per MW-day
April 2007	June 1, 2007 to May 31, 2008	$188.54
July 2007	June 1, 2008 to May 31, 2009	$210.11
October 2007	June 1, 2009 to May 31, 2010	$237.33

        An additional auction will be held in January 2008 for the June 1, 2010 to May 31, 2011 period. Thereafter, annual auctions will be conducted to procure capacity three years prior to each delivery period beginning in May 2008, for delivery of capacity from June 1, 2011 to May 31, 2012.

        On July 30, 2007, our indirect subsidiaries Mirant Mid-Atlantic and Mirant Chalk Point entered into an agreement with Stone & Webster, Inc. for engineering, procurement and construction services relating to the installation of air quality control systems at the Morgantown, Dickerson and Chalk Point generating stations. The expected cost under the agreement is approximately $1.1 billion and is a part of total capital expenditures of approximately $1.6 billion that we expect to incur through 2009 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act.

Results of Operations

        The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

Consolidated Financial Performance

        We reported net income of $775 million and $1.979 billion for the three and nine months ended September 30, 2007, respectively, compared to a net loss of $26 million and net income of $540 million for the same periods in 2006.

        Income from continuing operations was $642 million and $426 million for the three and nine months ended September 30, 2007, respectively, compared to $248 million and $778 million for the comparable periods in 2006. Significant factors contributing to the change for the 2007 periods as compared to the 2006 periods were:

  •
  Realized gross margin increased $125 million and $309 million in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to higher capacity revenues, the settlement of favorable fuel oil management positions and, as a result of the Settlement Agreement with Pepco becoming fully effective in August 2007, the refund by Pepco of $36 million of payments made to it under the Back-to-Back Agreement for periods after May 31, 2006.

  •
  For the three and nine months ended September 30, 2007, as compared to the same periods in 2006, a decrease in unrealized gross margin reduced net income by $215 million and $1.021 billion, respectively. Unrealized gross margin includes the net unrealized portion of our derivative contracts which are primarily related to our asset hedging activities. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. However, these hedges create volatility in our net income as unrealized gains and losses.

  •
  For the three and nine months ended September 30, 2007, other expense (income), net included a gain of $343 million due to the Settlement Agreement with Pepco that became fully effective in August 2007. Of this amount, $341 million was due to the rejection of the Back-to-Back Agreement and $2 million was due to the excess payment Pepco received from liquidation of the shares that were distributed to it.

  •
  In the second quarter of 2007, we recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. In the third quarter of 2006, we recorded an impairment loss of $120 million to reduce the carrying value of the development and construction costs of the Bowline unit 3 suspended construction project. See Note D to the unaudited condensed consolidated financial statements for additional information related to these impairments.

        Income from discontinued operations for the three months ended September 30, 2007, includes a gain on sales of assets of $62 million related to the sale of our Caribbean business and a gain of $24 million related to the agreement regarding Wrightsville transmission credits. See Note C to our unaudited condensed consolidated financial statements for further discussion of Wrightsville transmission credits. Income from discontinued operations for the nine months ended September 30, 2007, also includes a gain of $2.004 billion related to the sale of our Philippine business.

        The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2007	2006		2007	2006
Realized gross margin	$509	$384	$125	$1,294	$985	$309
Unrealized gross margin	13	228	(215)	(383)	638	(1,021)

Total gross margin	522	612	(90)	911	1,623	(712)
Operating expenses:
Operations and maintenance	171	178	(7)	519	532	(13)
Depreciation and amortization	33	35	(2)	97	103	(6)
Impairment losses	—	120	(120)	175	120	55
Gain on sales of assets, net	—	(3)	3	(24)	(49)	25

Total operating expenses	204	330	(126)	767	706	61

Operating income	318	282	36	144	917	(773)
Total other expense (income), net	(363)	34	(397)	(289)	137	(426)

Income from continuing operations before reorganization items, net and income taxes	681	248	433	433	780	(347)
Reorganization items, net	—	—	—	(2)	—	(2)
Provision (benefit) for income taxes	39	—	39	9	2	7

Income from continuing operations	642	248	394	426	778	(352)
Income (loss) from discontinued operations	133	(274)	407	1,553	(238)	1,791

Net income (loss)	$775	$(26)	$801	$1,979	$540	$1,439

        In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Lovett, Kendall, Martha's Vineyard and Wyman facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading, fuel oil management and gains and losses related to the Back-to-Back Agreement with Pepco, which was terminated in the third quarter of 2007 as a result of the Settlement Agreement with Pepco becoming fully effective. Other Operations also includes unallocated corporate overhead costs, expenses, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

Operating Statistics

        The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2007	2006		2007	2006
Mid-Atlantic	41%	44%	(3)%	36%	36%	—%
Northeast	25%	22%	3%	24%	18%	6%
California	9%	8%	1%	5%	6%	(1)%
Total	30%	30%	—%	26%	24%	2%

        The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2007	2006		2007	2006
Mid-Atlantic	4,746	5,066	(320)	12,541	12,385	156
Northeast	1,475	1,434	41	4,389	3,564	825
California	450	414	36	697	943	(246)

Total	6,671	6,914	(243)	17,627	16,892	735

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Gross Margin

        The following table details realized and unrealized gross margin by operating region (in millions):

	Three Months Ended September 30,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$345	$30	$375	$267	$186	$453
Northeast	77	(6)	71	72	8	80
California	35	—	35	39	1	40
Other Operations	47	(11)	36	—	33	33
Eliminations	5	—	5	6	—	6

Total	$509	$13	$522	$384	$228	$612

        Gross margin for the three months ended September 30, 2007 and 2006, is further detailed as follows (in millions):

	Three Months Ended September 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$243	$36	$1	$12	$5	$297
Contracted and capacity	84	21	34	35	—	174
Incremental realized value of hedges	18	20	—	—	—	38
Unrealized gross margin	30	(6)	—	(11)	—	13

Total	$375	$71	$35	$36	$5	$522

	Three Months Ended September 30, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$239	$41	$10	$16	$6	$312
Contracted and capacity	12	13	30	(16)	—	39
Incremental realized value of hedges	16	18	(1)	—	—	33
Unrealized gross margin	186	8	1	33	—	228

Total	$453	$80	$40	$33	$6	$612

        Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales, purchases and handling of fuel, steam sales and our proprietary trading and fuel oil management activities.

        Contracted and capacity represents gross margin received through RMR contracts and other installed capacity arrangements, ancillary services and from the Back-to-Back Agreement, which was terminated on August 10, 2007.

        Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

        Unrealized gross margin represents the net unrealized gain or loss from our derivative contracts.

        Our gross margin for the three months ended September 30, 2007, was $522 million as compared to $612 million for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities, is principally due to the following:

        A decrease of $215 million in unrealized gross margin was primarily due to the following:

  •
  unrealized gains of $13 million in the third quarter of 2007, comprised of a $44 million increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices during the third quarter, partially offset by unrealized losses of $31 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

  •
  unrealized gains of $228 million in the third quarter of 2006, comprised of a $135 million increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices during the third quarter and unrealized gains of

    $93 million due to the settlement of power and fuel contracts during the period for which net unrealized losses had been recorded in prior periods.

        Realized gross margin increased $125 million primarily as a result of $85 million of higher capacity revenues due principally to the introduction of the RPM capacity market in the Mid-Atlantic region during 2007 and $36 million from the third quarter 2007 refund of payments made to Pepco under the Back-to-Back Agreement for periods after May 31, 2006, as a result of the Settlement Agreement becoming fully effective.

Mid-Atlantic

        Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generating capacity of 5,256 MW. The following tables summarize our Mid-Atlantic segment (in millions):

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$345	$267	$78
Unrealized gross margin	30	186	(156)

Total gross margin	375	453	(78)

Operating expenses:
Operations and maintenance	91	80	11
Depreciation and amortization	21	19	2
Gain on sales of assets, net	—	(2)	2

Total operating expenses	112	97	15

Operating income	263	356	(93)

Total other income, net	(1)	—	(1)

Income from continuing operations before reorganization items and income taxes	$264	$356	$(92)

Gross Margin

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$243	$239	$4
Contracted and capacity	84	12	72
Incremental realized value of hedges	18	16	2

Total realized gross margin	345	267	78
Unrealized gross margin	30	186	(156)

Total gross margin	$375	$453	$(78)

        The increase of $78 million in realized gross margin was primarily due to the following:

  •
  an increase of $72 million in contracted and capacity, primarily as a result of revenues from the PJM RPM, which became effective in June 2007. Due to an improvement in operating performance in the third quarter of 2007, we were able to recover a $7 million reduction in capacity revenues recorded in the second quarter of 2007 related to lower availability due to the extension of a planned spring outage at our Morgantown generation facility; and

  •
  an increase of $4 million in energy, primarily due to a significant decrease in emissions prices and an increase in power prices, partially offset by lower generation volumes.

        The decrease of $156 million in unrealized gross margin was primarily due to the following:

  •
  unrealized gains of $30 million in 2007, which includes $38 million related to an increase in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the third quarter of 2007, partially offset by an $8 million decrease related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

  •
  unrealized gains of $186 million in 2006, which includes $110 million related to an increase in value associated with forward power and fuel contracts for future periods as a result of decreases in power prices and $76 million related to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

        The increase of $15 million in operating expenses includes an increase of $11 million in operations and maintenance expense. Of the $11 million increase, $7 million was related to higher maintenance and environmental compliance costs in 2007 and $4 million was due to an increase in overhead allocations as a result of the dispositions completed in 2007.

Northeast

        Our Northeast segment is comprised of our assets located in New York and New England with total generating capacity of 2,698 MW. The following tables summarize the operations of our Northeast segment (in millions):

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$77	$72	$5
Unrealized gross margin	(6)	8	(14)

Total gross margin	71	80	(9)

Operating expenses:
Operations and maintenance	46	53	(7)
Depreciation and amortization	6	7	(1)
Impairment losses	—	118	(118)
Gain on sales of assets, net	—	(3)	3

Total operating expenses	52	175	(123)

Operating income (loss)	19	(95)	114

Total other income, net	—	(2)	2

Income (loss) from continuing operations before reorganization items and income taxes	$19	$(93)	$112

Gross Margin

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$36	$41	$(5)
Contracted and capacity	21	13	8
Incremental realized value of hedges	20	18	2

Total realized gross margin	77	72	5
Unrealized gross margin	(6)	8	(14)

Total gross margin	$71	$80	$(9)

        The increase of $5 million in realized gross margin was primarily due to the following:

  •
  an increase of $8 million in contracted and capacity primarily due to the implementation of a new forward capacity market ("FCM") in New England. See "Item 1. Regulatory Environment" in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of the new FCM; and

  •
  a decrease of $5 million in energy primarily due to higher prices for fuel oil.

        The decrease of $14 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $6 million in 2007, which includes $4 million related to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices and a decrease of $2 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

  •
  unrealized gains of $8 million in 2006, which includes $5 million related to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods and $3 million related to an increase in value associated with forward power contracts for future periods due to decreases in power prices.

Operating Expenses

        Operating expenses decreased $123 million, primarily due to the $118 million impairment loss in 2006 on the Bowline unit 3 suspended construction project. See Note D to the unaudited condensed consolidated financial statements for additional information related to this impairment. In addition, operations and maintenance expense decreased $7 million primarily due to a $5 million decrease in property taxes and a $2 million decrease in maintenance costs.

California

        Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generating capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$35	$39	$(4)
Unrealized gross margin	—	1	(1)

Total gross margin	35	40	(5)

Operating expenses:
Operations and maintenance	18	17	1
Depreciation and amortization	3	3	—

Total operating expenses	21	20	1

Operating income	14	20	(6)

Total other income, net	—	(1)	1

Income from continuing operations before reorganization items and income taxes	$14	$21	$(7)

Gross Margin

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$1	$10	$(9)
Contracted and capacity	34	30	4
Incremental realized value of hedges	—	(1)	1

Total realized gross margin	35	39	(4)
Unrealized gross margin	—	1	(1)

Total gross margin	$35	$40	$(5)

        The decrease in our energy gross margin and increase in our contracted and capacity gross margin were primarily a result of the commencement of the new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See "Item 1. Business Segments" in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

        Other Operations includes proprietary trading, fuel oil management and gains and losses related to the Back-to-Back Agreement, which was terminated on August 10, 2007, pursuant to the Settlement Agreement with Pepco. See "Pepco Litigation" in Note L to our unaudited condensed consolidated financial statements for further discussion of the Back-to-Back Agreement. The following tables summarize our Other Operations segment (in millions):

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$47	$—	$47
Unrealized gross margin	(11)	33	(44)

Total gross margin	36	33	3

Operating expenses:
Operations and maintenance	16	28	(12)
Depreciation and amortization	3	6	(3)
Impairment losses	—	2	(2)
Gain on sales of assets, net	—	(1)	1

Total operating expenses	19	35	(16)

Operating income (loss)	17	(2)	19

Total other expense (income), net	(362)	37	(399)

Income (loss) from continuing operations before reorganization items and income taxes	$379	$(39)	$418

Gross Margin

	Three Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$12	$16	$(4)
Contracted and capacity	35	(16)	51

Total realized gross margin	47	—	47
Unrealized gross margin	(11)	33	(44)

Total gross margin	$36	$33	$3

        The increase of $47 million in realized gross margin was primarily due to an increase of $51 million in contracted and capacity, which includes $36 million from the third quarter 2007 refund of payments made to Pepco under the Back-to-Back Agreement for periods after May 31, 2006, as a result of the Settlement Agreement with Pepco becoming fully effective.

        The decrease of $44 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses in 2007 of $11 million, which includes $7 million in unrealized losses on proprietary trading and fuel oil management activities and unrealized losses on the Back-to-Back Agreement and related hedges of $4 million; and

  •
  unrealized gains in 2006 of $33 million, which includes unrealized gains on the Back-to-Back Agreement of $12 million and unrealized gains on proprietary trading and fuel oil management activities of $21 million.

Operating Expenses

        The decrease of $16 million in operating expenses includes a decrease of $12 million in operations and maintenance expense resulting from a decrease in bankruptcy costs and legal contingencies.

Other Expense (Income), Net

        Other expense (income), net decreased $399 million primarily due to the following:

  •
  an increase in other, net of $340 million, which included a gain of $341 million resulting from the termination of the Back-to-Back Agreement and a gain of $2 million for the refund of excess proceeds from the sale of shares distributed to Pepco, both pursuant to the Settlement Agreement with Pepco becoming fully effective August 10, 2007;

  •
  an increase of $62 million in interest income, which was principally the result of an increase in cash balances due to the receipts of proceeds from dispositions completed in 2007; and

  •
  a decrease in gain on sale of investments of $14 million, primarily related to the sale of a portion of our investment in InterContinental Exchange, Inc in 2006.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

        The provision for income taxes increased by $39 million for the three months ended September 30, 2007, as compared to the same period in 2006, primarily due to a $49 million intra-period tax adjustment to the amounts previously recognized in continuing operations relating to the sale of the Philippine business. This was partially offset by a benefit of $10 million related to the reversal of alternative minimum tax recorded through the second quarter of 2007, as a result of the forecasted 2007 tax loss attributable to the benefits associated with the Settlement Agreement with Pepco. See Note J to the unaudited condensed consolidated financial statements for a further discussion of income taxes.

Discontinued Operations

        Income from discontinued operations increased $407 million for the three months ended September 30, 2007, as compared to the same period in 2006. In 2007, income from discontinued operations included the results of operations of the Caribbean business. In 2006, income from discontinued operations included the results of operations of the Philippine and Caribbean businesses and six U.S. natural gas-fired plants. The increase was primarily due to the following:

  •
  an increase of $451 million in gain on sales of assets, which included;

  •
  an increase of $62 million due to the gain on the sale of the Caribbean business in 2007;

    •
    an increase of $396 million due to the impairment of six U.S. natural gas-fired plants in 2006; and

    •
    a decrease of $6 million due to working capital adjustments related to the sale of the Philippine business.

  •
  a gain of $24 million related to the agreement for Wrightsville transmission credits recorded in 2007. See Note C to our unaudited condensed consolidated financial statements for further discussion of Wrightsville transmission credits; and

  •
  a decrease of $66 million in income from discontinued operations due to the completion of dispositions in the second and third quarters of 2007.

        See Note C to our unaudited condensed consolidated financial statements for additional information related to dispositions and discontinued operations.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

        The following table details realized and unrealized gross margin by operating region (in millions):

	Nine Months Ended September 30,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$808	$(323)	$485	$597	$511	$1,108
Northeast	220	(38)	182	239	41	280
California	98	—	98	93	2	95
Other Operations	154	(22)	132	18	84	102
Eliminations	14	—	14	38	—	38

Total	$1,294	$(383)	$911	$985	$638	$1,623

        Gross margin for the nine months ended September 30, 2007 and 2006, is further detailed as follows (in millions):

	Nine Months Ended September 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$552	$91	$3	$138	$14	$798
Contracted and capacity	122	66	95	16	—	299
Incremental realized value of hedges	134	63	—	—	—	197
Unrealized gross margin	(323)	(38)	—	(22)	—	(383)

Total	$485	$182	$98	$132	$14	$911

	Nine Months Ended September 30, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$457	$101	$13	$65	$38	$674
Contracted and capacity	31	29	82	(47)	—	95
Incremental realized value of hedges	109	109	(2)	—	—	216
Unrealized gross margin	511	41	2	84	—	638

Total	$1,108	$280	$95	$102	$38	$1,623

        Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales, purchases and handling of fuel, steam sales and our proprietary trading and fuel oil management activities.

        Contracted and capacity represents gross margin received through RMR contracts and other installed capacity arrangements, ancillary services and from the Back-to-Back Agreement, which was terminated on August 10, 2007.

        Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

        Unrealized gross margin represents the unrealized gain or loss from our derivative contracts.

        Our gross margin for the nine months ended September 30, 2007, was $911 million as compared to $1.623 billion for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities, is principally due to the following:

        A decrease of $1.021 billion in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $383 million for the nine months ended September 30, 2007, which includes $351 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and $32 million due to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007; and

  •
  unrealized gains of $638 million for the nine months ended September 30, 2006, which includes $445 million related to an increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices in 2006 and $193 million due to the settlement of power and fuel contracts during the period for which net unrealized losses had been recorded in prior periods.

        An increase of $309 million in realized gross margin primarily as a result of higher capacity revenues, higher energy prices, higher generation volumes, the settlement of favorable fuel oil management positions and, as a result of the Settlement Agreement with Pepco becoming fully effective in August 2007, the refund by Pepco of $36 million of payments made to it under the Back-to-Back Agreement for periods after May 31, 2006.

Mid-Atlantic

        Our Mid-Atlantic segment, which accounts for approximately half of our generating capacity, includes four generation facilities with total generating capacity of 5,256 MW. The following tables summarize our Mid-Atlantic segment (in millions):

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$808	$597	$211
Unrealized gross margin	(323)	511	(834)

Total gross margin	485	1,108	(623)

Operating expenses:
Operations and maintenance	265	253	12
Depreciation and amortization	60	55	5
Gain on sales of assets, net	(2)	(7)	5

Total operating expenses	323	301	22

Operating income	162	807	(645)

Total other income, net	(4)	(3)	(1)

Income from continuing operations before reorganization items and income taxes	$166	$810	$(644)

Gross Margin

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$552	$457	$95
Contracted and capacity	122	31	91
Incremental realized value of hedges	134	109	25

Total realized gross margin	808	597	211
Unrealized gross margin	(323)	511	(834)

Total gross margin	$485	$1,108	$(623)

        The increase of $211 million in realized gross margin was primarily due to the following:

  •
  an increase of $95 million in energy primarily due to a significant decrease in emissions prices and an increase in power prices;

  •
  an increase of $91 million in contracted and capacity primarily due to higher capacity revenues from the PJM RPM, which became effective in June 2007; and

  •
  an increase of $25 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices.

        The decrease of $834 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $323 million in 2007, which includes $218 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and $105 million related to a decrease in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices in 2007; and

  •
  unrealized gains of $511 million in 2006, which includes $361 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $150 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

        The increase of $22 million in operating expenses includes an increase of $12 million in operations and maintenance expense. Of the $12 million increase, $10 million was related to higher maintenance and environmental compliance costs in 2007 as compared to the same period in 2006.

Northeast

        Our Northeast segment is comprised of our assets located in New York and New England with total generating capacity of 2,698 MW. The following tables summarize the operations of our Northeast segment (in millions):

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$220	$239	$(19)
Unrealized gross margin	(38)	41	(79)

Total gross margin	182	280	(98)

Operating expenses:
Operations and maintenance	138	165	(27)
Depreciation and amortization	19	18	1
Impairment losses	175	118	57
Gain on sales of assets, net	(25)	(46)	21

Total operating expenses	307	255	52

Operating income (loss)	(125)	25	(150)

Total other income, net	(6)	(1)	(5)

Income (loss) from continuing operations before reorganization items and income taxes	$(119)	$26	$(145)

Gross Margin

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$91	$101	$(10)
Contracted and capacity	66	29	37
Incremental realized value of hedges	63	109	(46)

Total realized gross margin	220	239	(19)
Unrealized gross margin	(38)	41	(79)

Total gross margin	$182	$280	$(98)

        The decrease of $19 million in realized gross margin was primarily due to the following:

  •
  an increase of $37 million in contracted and capacity primarily due to the implementation of the new FCM in New England. See "Item 1. Regulatory Environment" in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of the new FCM;

  •
  a decrease of $46 million in incremental realized value of hedges of our generation output, primarily due to a decrease in the amount by which the settlement value of power contracts exceeded market prices; and

  •
  a decrease of $10 million in energy primarily due to a decrease in average settlement prices and higher prices for fuel oil, partially offset by an increase related to higher generation volumes.

        The decrease of $79 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $38 million in 2007, which includes $53 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods, partially offset by an increase of $15 million due to an increase in value of forward power and fuel contracts for future periods primarily as a result of decreases in forward power prices in 2007; and

  •
  unrealized gains of $41 million in 2006, which includes $31 million related to an increase in value associated with forward power contracts for future periods due to decreases in power prices and $10 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

        Operating expenses increased $52 million primarily due to the following:

  •
  an increase of $57 million in impairment losses. In 2007, we recorded an impairment loss of $175 million on our Lovett facility. In 2006, we recorded an impairment loss of $118 million on the Bowline unit 3 suspended construction project. See Note D to the unaudited condensed consolidated financial statements for additional information related to these impairments;

  •
  a decrease of $27 million in operations and maintenance expense, of which $21 million was due to a decrease in property taxes and $8 million was due to a decrease in maintenance costs as a result of the shutdown of Lovett units 3 and 4 in 2007; partially offset by

  •
  a decrease of $21 million in gain on sales of assets primarily due to lower sales of emissions allowances to affiliates. These gains are eliminated in the consolidated statement of operations.

California

        Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generating capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$98	$93	$5
Unrealized gross margin	—	2	(2)

Total gross margin	98	95	3

Operating expenses:
Operations and maintenance	54	47	7
Depreciation and amortization	10	10	—
Gain on sales of assets, net	(2)	—	(2)

Total operating expenses	62	57	5

Operating income	36	38	(2)

Total other income, net	(5)	(2)	(3)

Income from continuing operations before reorganization items and income taxes	$41	$40	$1

Gross Margin

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$3	$13	$(10)
Contracted and capacity	95	82	13
Incremental realized value of hedges	—	(2)	2

Total realized gross margin	98	93	5
Unrealized gross margin	—	2	(2)

Total gross margin	$98	$95	$3

        The increase in our contracted and capacity gross margin and decrease in our energy gross margin were primarily a result of the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See "Item 1. Business Segments" in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

        Other Operations includes proprietary trading, fuel oil management, and gains and losses related to the Back-to-Back Agreement, which was terminated on August 10, 2007, pursuant to the Settlement Agreement with Pepco. See "Pepco Litigation" in Note L to our unaudited condensed consolidated financial statements for further discussion of the Back-to-Back Agreement. The following tables summarize our Other Operations segment (in millions):

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Realized gross margin	$154	$18	$136
Unrealized gross margin	(22)	84	(106)

Total gross margin	132	102	30

Operating expenses:
Operations and maintenance	62	67	(5)
Depreciation and amortization	8	20	(12)
Impairment losses	—	2	(2)
Gain on sales of assets, net	(5)	(41)	36

Total operating expenses	65	48	17

Operating income	67	54	13

Total other expense (income), net	(274)	143	(417)

Income (loss) from continuing operations before reorganization items and income taxes	$341	$(89)	$430

Gross Margin

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2007	2006
Energy	$138	$65	$73
Contracted and capacity	16	(47)	63

Total realized gross margin	154	18	136
Unrealized gross margin	(22)	84	(106)

Total gross margin	$132	$102	$30

        The increase of $136 million in realized gross margin was primarily due to the following:

  •
  an increase of $73 million in energy related to our proprietary trading and fuel oil management activities as favorable positions entered into prior to 2007 were settled in the current period; and

  •
  an increase of $63 million in contracted and capacity, primarily due to a decrease in realized losses on the Back-to-Back Agreement and the related hedges of this contract and, as a result of the Settlement Agreement with Pepco becoming fully effective in August 2007, the refund by Pepco of $36 million of payments made to it under the Back-to-Back Agreement for periods after May 31, 2006.

        The decrease of $106 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses in 2007 of $22 million due to:

  •
  unrealized losses on proprietary trading and fuel oil management activities of $111 million due to $84 million related to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods and decreases in the forward value of power and fuel contracts for future periods of $27 million; partially offset by

  •
  unrealized gains on the Back-to-Back Agreement and related hedges of $89 million primarily due to an increase in forward value related to the prices for forward capacity in PJM and the resulting decrease in the fair value of the liability of that agreement.

  •
  unrealized gains in 2006 of $84 million due to:

  •
  unrealized gains on the Back-to-Back Agreement of $45 million related to the settlement of power and fuel contracts during the period for which unrealized losses had been recorded in prior periods; and

  •
  unrealized gains on proprietary trading and fuel oil management activities of $39 million due to an increase in the forward value of power and fuel contracts for future periods of $53 million, partially offset by unrealized losses of $14 million due to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods.

Operating Expenses

        The increase of $17 million in operating expenses includes a decrease of $36 million in gains on sales of assets, net primarily due to the 2006 gain on the sale of our remaining claims in the Enron bankruptcy, partially offset by a decrease of $12 million in depreciation expense.

Other Expense (Income), Net

        Other expense (income), net decreased $417 million primarily due to the following:

  •
  an increase in other, net of $343 million, which included a gain of $341 million resulting from the termination of the Back-to-Back Agreement and a gain of $2 million for the refund of excess proceeds from the sales of shares distributed to Pepco, both as a result of the Settlement Agreement with Pepco becoming fully effective;

  •
  an increase of $77 million in interest income related to increased cash balances due to the receipts of proceeds from dispositions completed in 2007; and

  •
  a gain on sale of investments of $17 million in 2006, primarily related to the sale of a portion of our investment in InterContinental Exchange, Inc.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

        The provision for income taxes increased by $7 million for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to the adjustments of various state tax liabilities and expected federal tax refunds. See Note J to the unaudited condensed consolidated financial statements for a further discussion of income taxes.

Discontinued Operations

        Income from discontinued operations increased $1.791 billion for the nine months ended September 30, 2007, as compared to the same period in 2006 primarily due to the following:

  •
  an increase of $2.499 billion in gain on sales of assets, which included:

  •
  an increase of $2.004 billion due to the sale of the Philippine business in 2007;

  •
  an increase of $62 million due to the gain on the sale of the Caribbean business in 2007;

  •
  an increase of $426 million due to the impairments recorded on six U.S. natural gas-fired plants. In the nine months ended September 30, 2006, we recorded an impairment of $396 million. In nine months ended September 30, 2007, we recorded a reduction to the impairment of $30 million; and

  •
  an increase of $8 million due to the sale of NY-Gen in 2007.

  •
  a gain of $24 million related to the agreement for Wrightsville transmission credits recorded in 2007. See Note C to our unaudited condensed consolidated financial statements for further discussion of Wrightsville transmission credits;

  •
  an increase in income tax provision of $513 million, primarily related to the sale of the Philippine business; and

  •
  a decrease of $220 million in income from discontinued operations due to the completion of dispositions in the second and third quarters of 2007.

        See Note C to our unaudited condensed consolidated financial statements for additional information related to discontinued operations.

Financial Condition

Liquidity and Capital Resources

Overview

        Our liquidity and capital requirements are primarily a function of the ability of our subsidiaries to pay dividends and our subsidiaries' debt maturities and lease and debt service requirements, capital expenditures, collateral requirements, fuel procurement and power sale contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities for the nine months ended September 30, 2007, totaled $833 million compared to $274 million for the same period in 2006.

Cash Flows

Continuing Operations

        Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $639 million for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to the following:

  •
  an increase in realized gross margin of $309 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006;

  •
  an increase of $731 million due to a reduction in bankruptcy related claims and expenses. In 2007, we paid $15 million in claims payable for the New York entities, $15 million related to MC Asset Recovery and $4 million related to other Mirant claims. In 2006, we paid $1.755 billion of bankruptcy claims, of which $765 million was reflected in cash from operations;

  •
  an increase of $140 million related to the Settlement Agreement with Pepco becoming fully effective in the third quarter of 2007, which is included in other assets in the unaudited condensed consolidated statements of cash flows. Pepco repaid $70 million in 2007 for an advance payment made in the third quarter of 2006 under the Settlement Agreement;

  •
  an increase due to the escrow deposit of $70 million in the first quarter of 2006 related to the transfer of our Contra Costa 8 asset to PG&E which is included in funds on deposit in the unaudited condensed consolidated statements of cash flows. The deposit was refunded when the transfer was completed in the fourth quarter of 2006;

  •
  an increase due to the receipt in 2007 of a net refund of $48 million related to the New York property tax settlement which is included in receivables, net in the unaudited condensed consolidated statements of cash flows;

  •
  a decrease of $476 million due to changes in posted collateral levels which are included in funds on deposit in the unaudited condensed consolidated statements of cash flows. For the nine months ended September 30, 2007, we posted an additional $92 million of cash collateral primarily to support energy marketing activities. The change in collateral for the nine months ended September 30, 2006, provided a source of cash of $384 million primarily due to a decrease in cash collateral to support energy marketing activities of $529 million and a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit. This was partially offset by a use of cash due to the deposit of $200 million into a cash collateral account to support the issuance of letters of credit; and

  •
  a decrease of $131 million primarily due to the return in 2007 of deposits previously posted by our counterparties which is included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of cash flows.

        Investing Activities.    Net cash used in investing activities from continuing operations increased by $329 million for the nine months ended September 30, 2007, compared to the same period in 2006. This difference was primarily due to the following:

  •
  an increase of $287 million in capital expenditures primarily due to our environmental capital expenditures for our Mid-Atlantic generation facilities; and

  •
  a decrease in proceeds from the sales of assets and investments of $47 million. In 2007, we received proceeds from the sale of assets of $34 million, which included approximately $30 million from the sale of ancillary equipment included in the sale of six U.S. natural gas-fired plants. In 2006, we received $81 million from the sale of assets, which included $45 million from the sale of our remaining bankruptcy claims against Enron and its subsidiaries and $16 million from the sale of a portion of our investment in InterContinental Exchange, Inc.

        Financing Activities.    Net cash used in financing activities from continuing operations was $142 million for the nine months ended September 30, 2007, compared to $724 million for the same period in 2006. This difference of $582 million was primarily due to the following:

  •
  a decrease in proceeds from the issuance of long-term debt of $2.016 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan and $465 million drawn on the Mirant North America senior secured revolving credit facility;

  •
  a decrease in the repayments of long-term debt of approximately $1.323 billion. In 2007, we paid $137 million on the Mirant North America senior secured term loan. In 2006, we repaid $465 million on the Mirant North America senior secured revolving credit facility, which may be reborrowed, and $990 million of principal payments for debt settled under the Plan in 2006;

  •
  a decrease in debt issuance costs of $51 million. In 2006, we paid $51 million in debt issuance costs associated with Mirant North America's debt offering, senior secured loan and secured revolving credit facility; and

  •
  an increase of $1.218 billion related to stock repurchases, primarily due to the purchase of 43 million shares of the Company's common stock for $1.228 billion pursuant to our tender offer in 2006.

Discontinued Operations

	Nine Months Ended September 30,
	2007	2006
	(millions)
Cash and cash equivalents beginning of period	$247	$483
Operating activities	178	258
Investing activities	5,263	(123)
Financing activities	(669)	259
Cash transactions between discontinued and continuing operations	(5,019)	(661)

Cash and cash equivalents end of period	$—	$216

        Operating Activities.    Cash provided by operating activities from discontinued operations decreased $80 million for the nine months ended September 30, 2007, compared to the same period in 2006. In 2006, operating activities included cash flows from the Philippine and Caribbean businesses and six U.S. natural gas-fired plants for the entire nine month period. In 2007, operating activities included all the discontinued businesses and plants through their respective dates of sale.

        Investing Activities.    Net cash provided by investing activities from discontinued operations was $5.263 billion for the nine months ended September 30, 2007, compared to cash used in investing activities of $123 million for the same period in 2006. This difference was primarily due to the following:

  •
  an increase of $5.409 billion in proceeds from the sale of assets and investments primarily as a result of the sale of our Caribbean business in the third quarter of 2007 and our Philippine business and six U.S. natural gas-fired plants in the second quarter of 2007;

  •
  a decrease of $65 million in cash that was included in the assets sold as part of the Philippine business;

  •
  a decrease of $47 million in cash that was included in the assets sold as part of the Caribbean business;

  •
  an increase as a result of the purchase of the remaining 5.15% ownership in Mirant Sual for $36 million in 2006 and the purchase of the remaining 4.26% interest in Mirant Pagbilao for $40 million; and

  •
  additional funding in 2006 as compared to 2007 of $30 million in accordance with the terms and conditions of a shareholder loan agreement for the construction and installation of new generating units at Point Lisas, Trinidad.

        Financing Activities.    Net cash used in financing activities from discontinued operations was $669 million for the nine months ended September 30, 2007, compared to net cash provided by financing operations of $259 million for the same period in 2006. This difference was primarily due to the following:

  •
  a decrease of $41 million in repayments of long-term debt. In 2007, we repaid $700 million related to our Philippine business and $83 million related to West Georgia. In 2006, we repaid $549 million related to our Philippine business, $242 million related to our Caribbean business and $47 million related to West Georgia;

  •
  a decrease of $981 million in proceeds from the issuance of long-term debt primarily due to the issuance of $700 million by Mirant Asia-Pacific, $100 million by Mirant Trinidad Investments and $180 million by Mirant JPSCO Finance Ltd. in 2006; and

  •
  a decrease in the release of cash deposited in debt service reserves of $20 million.

Total Cash, Cash Equivalents and Credit Facility Availability

        At September 30, 2007, we had total cash, cash equivalents, and credit facility availability of approximately $7.030 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Corporation and its subsidiaries (in millions):

	At September 30, 2007	At December 31, 2006
Cash and Cash Equivalents:
Mirant Corporation	$5,322	$367
Mirant Americas Generation	19	—
Mirant North America	695	675
Mirant Mid-Atlantic	251	75
Other	38	22

Total cash and cash equivalents	6,325	1,139
Less: Cash restricted due to bankruptcy of New York entities and reserved for working capital and other purposes	21	112

Total available cash and cash equivalents	6,304	1,027
Available under credit facilities	726	796

Total cash, cash equivalents and credit facilities availability	$7,030	$1,823

Cash and cash equivalents of discontinued operations	$—	$247

        We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated money market funds. During the fourth quarter of 2007, we transferred all of our cash investments into AAA-rated U.S. Treasury money market funds.

        Except for existing cash on hand, Mirant Corporation, Mirant Americas Generation and Mirant North America are dependent on the distributions and dividends of their subsidiaries for liquidity. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to pay distributions and dividends is restricted under the terms of their debt agreements and leverage lease documentation, respectively. At September 30, 2007, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving approximately $946 million at Mirant North America and its subsidiaries. Approximately $251 million of such amount was held by Mirant Mid-Atlantic which, as of September 30, 2007, met the ratio tests under the leveraged lease documents for distribution to Mirant North America. After taking into account the financial results of Mirant North America for the nine months ended September 30, 2007, we expect Mirant North America will be able to distribute approximately $166 million to its parent in November 2007.

        Mirant Lovett emerged from bankruptcy on October 2, 2007. As a result, on this date, approximately $7 million of cash at Mirant Lovett was no longer considered restricted, but will be subject to the Mirant North America debt agreement restrictions described above.

Cash Collateral and Letters of Credit

        In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide cash collateral or letters of credit for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At September 30, 2007, our outstanding issued letters of credit totaled $274 million.

        The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of September 30, 2007 and December 31, 2006 (in millions):

	At September 30, 2007	At December 31, 2006
Continuing operations:
Cash collateral posted—energy trading and marketing	$117	$27
Cash collateral posted—other operating activities	15	13
Letters of credit—energy trading and marketing	88	100
Letters of credit—debt service and rent reserves	75	84
Letters of credit—other operating activities	111	15

	406	239
Discontinued operations:
Assets held for sale—cash collateral posted	—	187
Assets held for sale—letters of credit	—	61

Total	$406	$487

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

        The following are significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2007, from those presented in our Annual Report on Form 10-K for the year ended December 31, 2006:

        On July 30, 2007, we entered into an agreement related to the installation of air quality control systems at our Morgantown, Dickerson and Chalk Point generation facilities for a target cost of approximately $1.1 billion.

        On August 10, 2007, the Settlement Agreement with Pepco became fully effective and the Back-to-Back Agreement with Pepco was terminated.

Other Developments

        Climate change.    Concern over climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. One such effort is the Regional Greenhouse Gas Initiative (the "RGGI"), which is a multi-state regional initiative that uses a regional cap-and-trade program to reduce CO2 emissions from power plants of 25 MW or greater. The program aims to stabilize CO2 emissions to current levels from 2009 to 2015. This is to be followed by a 10% reduction in emissions by 2019. In August 2006, seven states in the Northeast executed the RGGI memorandum of understanding indicating their intent to implement the RGGI. Three additional states have since joined the RGGI. At this time, our assets in Maryland, Massachusetts and New York will be affected. In August 2007, the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources proposed regulations to implement the RGGI. The NYSDEC and the New York State Energy Research and Development Authority issued proposed regulations to implement the RGGI in October 2007. Also in October 2007, the Maryland Department of the Environment issued a draft of regulations to be proposed to implement the RGGI, and it is expected to issue actual proposed regulations prior to the end of 2007. These proposed and draft regulations, if adopted in their current form, would require emitters of CO2 in each state to obtain allowances to emit CO2. No allowances would be granted to existing sources of such emissions, such as the generating facilities owned by our subsidiaries in Maryland, Massachusetts and New York. Instead, allowances would be made available for such facilities only by purchase through an auction process conducted by the state or through subsequent purchase from a party who held the allowances that had been sold through the auction. We and a number of other parties have submitted comments on the proposed regulations in Massachusetts, and we expect to comment on the proposed rules recently issued in New York and to be issued in Maryland. The final form of the regulations in each state and when they will take effect are uncertain. We are continuing to evaluate our options to comply with the RGGI, but implementation of the RGGI in Maryland, Massachusetts and New York could have a material impact upon our operations or our operating costs depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices resulting from market participants seeking to recover increases in operating costs caused by the RGGI.

        Virginia CAIR Implementation.    In April 2006, Virginia enacted legislation, which among other things granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in a non-attainment area from purchasing SO2 and NOx allowances to achieve compliance under the CAIR. On October 10, 2007, the State Air Pollution Control Board orally approved regulations that it interprets as prohibiting the purchase of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia by imposing a cap on emissions equal to the number of allowances allocated under the CAIR. These regulations are expected to be published in the near future. The Potomac River generating facility is located in a non-attainment area for ozone and PM2.5. Application of these regulations, if not modified or waived, will reduce our flexibility in complying with the CAIR in Virginia beginning in 2009 and could result in operating restrictions for our Potomac River generating facility.

Critical Accounting Estimates

        The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Long-Lived Asset Impairments

        Nature of Estimates Required.    We evaluate our long-lived assets, including goodwill and intangible assets for impairment in accordance with applicable accounting guidance. The amount of an impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

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

        As a result of entering into the amendment to the 2003 Consent Decree and the Tax Assessments Agreement, we tested the recoverability of the Lovett facility under SFAS No. 144 in the second quarter of 2007. Our estimate of cash flows related to our impairment analysis of our Lovett generation facility involved considering scenarios for the future expected operation of the Lovett facility. The most likely scenario considered was the shut down of unit 5 by April 30, 2008, according to the amended 2003 Consent Decree. We also considered a scenario that assumes operations, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. As a result of the analysis, we recorded an impairment of long-lived assets of $175 million in the second quarter of 2007 to reduce the carrying value of the Lovett facility to its estimated fair value.

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

        Key Assumptions and Approach Used.    The Black-Scholes option-pricing model was used to measure the grant-date fair value of the stock options. The Black-Scholes model requires certain assumptions concerning implied volatility, dividend yield, expected term and grant price. These assumptions have a significant effect on the option's fair value. The expected term and expected volatility often have the most effect on the fair value of the option.

        We use Mirant's own implied volatility of its traded options in accordance with SAB No. 107. Additionally, we assumed there would be no dividends paid over the expected term of the awards. Due to the lack of exercise history for the Company, the simplified method for estimating expected term has been used in accordance with SAB No. 107, to the extent applicable. The grant price used in the Black-Scholes option pricing model is the New York Stock Exchange closing price of our common stock on the day of grant. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

        We have determined that all of the awards granted in 2007 and 2006 qualify for equity accounting treatment under SFAS No. 123R. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award's requisite service period, with no subsequent re-measurement. Compensation cost has been adjusted based on estimated forfeitures. During the three and nine months ended September 30, 2007, we recognized approximately $9 million and $23 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units.

        Effect if Different Assumptions Used.    As a result of the uncertainty, complexity and judgment involved in the valuation of stock options, the assumptions related to share-based payment accounting could result in material changes to our unaudited condensed consolidated financial statements if different assumptions were used. Compensation expense recognized for stock options would differ to the extent other assumptions were used in the valuation of options. Generally, as the expected term, expected volatility and risk-free rate increase, the option's fair value increases due to greater upside potential of the stock. However, as the expected dividend yield increases, the option's fair value may decrease as option holders typically do not receive dividends.

        See Note H—Stock-based Compensation to our unaudited condensed consolidated financial statements where further discussed.

Income Taxes

        Nature of Estimates Required.    We currently record a tax provision for foreign, state and federal income taxes including any alternative minimum tax as appropriate. We also recognize deferred tax assets and liabilities based on the difference between the balance sheet carrying amounts and the tax basis of the assets and liabilities. We must assess the likelihood that our deferred tax assets will be recoverable based on expected future taxable income. To the extent that we determine it is more likely than not (greater than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. See Note J to our unaudited condensed consolidated financial statements for additional information regarding our deferred tax assets and the application of our NOLs.

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

        Additionally, we have not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed under FIN 48. These unrecognized tax benefits may be either a tax liability or an adjustment to the Company's NOLs based on the specific facts of each tax uncertainty. We periodically assess our tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in the Company's filed or yet to be filed tax returns. See Note J to our unaudited condensed consolidated financial statements for information about our January 1, 2007, adoption of FIN 48.

        Effect if Different Assumptions Used.    At December 31, 2006, we considered it to be more likely than not that we would elect treatment under §382(l)(5). As a result of further tax planning, we made the decision to elect §382(l)(6) in our 2006 income tax return that we filed on September 15, 2007. As a result, our recorded deferred income tax items, including our pre-emergence NOLs, are presented in accordance with the §382(l)(6) treatment at September 30, 2007. This change had no net effect on the consolidated balance sheets or consolidated statements of operations because the increase in deferred tax asset NOLs was equally offset by an increase in the related deferred tax asset valuation allowance. The December 31, 2006, NOL balance under §382(l)(6) was $3.2 billion as adjusted for the effect of the Mirant Asia-Pacific check-the-box election discussed below.

        Under §382(l)(6), we will be subject to an annual limitation on the use of the pre-emergence NOLs, including the effect of net unrealized built-in gains. The NOLs under this election will not be subject to any previous adjustments for interest accrued on debt settled with stock as required under §382(l)(5). We also elected in our 2006 tax return to reduce the income tax basis of depreciable assets for any cancellation of debt income that arises from making the §382(l)(6) election.

        On March 15, 2007, we filed a check-the-box election under which Mirant Asia-Pacific will be treated as a corporation for U.S. federal income tax purposes effective January 1, 2007. As a result of this election, we recognized a taxable gain for U.S. federal income tax purposes in 2006, which was fully offset by other deductions and losses arising in that year.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading and fuel management portfolios expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment for our energy trading and marketing activities and see Note E to our unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

        For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.    Controls and Procedures

Inherent Limitations in Control Systems

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

        As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2007. Based upon this assessment, our management concluded that, as of September 30, 2007, the design and operation of these disclosure controls and procedures were effective.

        Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

        There have been no changes in the Company's internal controls over financial reporting that have occurred during the nine month period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

Item 1.    Legal Proceedings—See Note L—Litigation and Other Contingencies to the accompanying unaudited condensed consolidated financial statements for discussion of the material legal proceedings to which we are a party.

Item 1A.    Risk Factors

        There have been no material changes in risk factors since those reported in Mirant's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.    Exhibits

        (a) Exhibits.

Exhibit No.	Exhibit Name
3.1*	Amended and Restated Certificate of Incorporation of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.1)
3.2*	Amended and Restated Bylaws of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.2)
10.1*	Engineering, Procurement and Construction Agreement, dated as of July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (designated on Form 8-K filed August 3, 2007, as exhibit 10.1)
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*
Asterisk indicates exhibits incorporated by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2007.

MIRANT CORPORATION
By:	/s/ THOMAS E. LEGRO Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
MIRANT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MIRANT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
MIRANT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
MIRANT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
MIRANT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MIRANT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating Segments
Operating Segments
PART II
SIGNATURES