Form 10-Q
period 2008-03-31
MIRANT CORP
filed 2008-05-08
CIK 1010775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at May 2, 2008, was 207,054,583.

Glossary of Certain Defined Terms

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

FIN 39—FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

FIN 46R—FIN No. 46R, Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of Accounting Research Bulletin No. 51.

FIN 47—FIN No. 47, Accounting for Conditional Asset Retirements—an interpretation of FASB Statement No. 143.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position.

FSP FAS 157-2—FSP FAS No. 157-2, Effective Date of FASB Statement No. 157.

FSP FIN 39-1—FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39).

i

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

Mirant Bowline—Mirant Bowline, LLC.

Mirant Delta—Mirant Delta, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Lovett—Mirant Lovett, LLC.

Mirant Mid-Atlantic—Mirant Mid-Atlantic, LLC and its subsidiaries.

Mirant New York—Mirant New York, Inc.

Mirant North America—Mirant North America, LLC.

Mirant NY-Gen—Mirant NY-Gen, LLC.

Mirant Potomac River—Mirant Potomac River, LLC.

MW—Megawatt.

MWh—Megawatt hour.

NAAQS—National ambient air quality standards.

Net Capacity Factor—The average production as a percentage of the potential net dependable capacity used over a year.

New Mirant—Mirant Corporation on or after January 3, 2006.

NOL—Net operating loss.

NOV—Notice of violation.

NSR—New source review.

NYSDEC—New York State Department of Environmental Conservation.

NYSE—New York Stock Exchange.

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

OTC—Over-the-Counter.

ii

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

Securities Act—Securities Act of 1933, as amended.

SFAS—Statement of Financial Accounting Standards.

SFAS 5—SFAS No. 5, Accounting for Contingencies.

SFAS 109—SFAS No. 109, Accounting for Income Taxes.

SFAS 128—SFAS No. 128, Earnings per Share.

SFAS 133—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (As Amended).

SFAS 141R—SFAS No. 141R, Business Combinations (Revised 2007).

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

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115.

SFAS 161—SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.

SO2—Sulfur dioxide.

VIE—Variable interest entity.

Virginia DEQ—Virginia Department of Environmental Quality.

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•	our inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

•	the inability of our operating subsidiaries to generate sufficient cash flow to support our operations;

•	our ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	our ability to obtain adequate supply and delivery of fuel for our facilities;

•	curtailment of operations because of transmission constraints;

•	environmental regulations that restrict our ability or render it uneconomic to operate our business, including regulations related to the emission of carbon dioxide and other greenhouse gases;

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect our future performance (business, financial condition or results of operations and cash flows) are set forth in our 2007 Annual Report on Form 10-K.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant” refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise. Also, as used in this report “we,” “us,” “our,” the “Company” and “Mirant” refer to Old Mirant prior to January 3, 2006, and to New Mirant on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions, except per share data)
Operating revenues	$302	$351
Cost of fuel, electricity and other products	240	275

Gross Margin	62	76

Operating Expenses:
Operations and maintenance	166	149
Depreciation and amortization	33	32
Gain on sales of assets, net	(4)	(2)

Total operating expenses	195	179

Operating Loss	(133)	(103)

Other Expense (Income), net:
Interest expense	52	66
Interest income	(32)	(18)
Other, net	1	(2)

Total other expense, net	21	46

Loss From Continuing Operations Before Reorganization Items and Income Taxes	(154)	(149)
Reorganization items, net	—	(1)
Provision (benefit) for income taxes	—	(15)

Loss From Continuing Operations	(154)	(133)

Income From Discontinued Operations, net	2	81

Net Loss	$(152)	$(52)

Basic EPS:
Basic EPS from continuing operations	$(0.71)	$(0.52)
Basic EPS from discontinued operations	0.01	0.32

Basic EPS	$(0.70)	$(0.20)

Diluted EPS:
Diluted EPS from continuing operations	$(0.71)	$(0.52)
Diluted EPS from discontinued operations	0.01	0.32

Diluted EPS	$(0.70)	$(0.20)

Weighted average shares outstanding	216	256
Effect of dilutive securities	—	—

Weighted average shares outstanding assuming dilution	216	256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$4,517	$4,961
Funds on deposit	347	304
Receivables, net	433	589
Price risk management assets	1,365	687
Inventories	308	357
Prepaid expenses	140	142

Total current assets	7,110	7,040

Property, Plant and Equipment, net	2,736	2,590

Noncurrent Assets:
Intangible assets, net	203	206
Price risk management assets	175	153
Deferred income taxes	387	240
Prepaid rent	210	234
Other	71	75

Total noncurrent assets	1,046	908

Total assets	$10,892	$10,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$44	$142
Accounts payable and accrued liabilities	633	718
Price risk management liabilities	1,612	709
Deferred income taxes	387	240
Other	8	12

Total current liabilities	2,684	1,821

Noncurrent Liabilities:
Long-term debt	2,888	2,953
Price risk management liabilities	361	261
Asset retirement obligations	45	44
Pension and postretirement obligations	105	101
Other	59	48

Total noncurrent liabilities	3,458	3,407

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 100,000,000 shares, no shares issued at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $.01 per share; authorized 1.5 billion shares, issued 301,895,539 and 301,196,073 at March 31, 2008 and December 31, 2007, respectively, and outstanding 211,044,747 shares and 221,811,972 at March 31, 2008 and December 31, 2007, respectively	3	3
Treasury stock, at cost, 90,850,792 shares and 79,384,101 shares at March 31, 2008 and December 31, 2007, respectively	(3,002)	(2,586)
Additional paid-in capital	11,368	11,357
Accumulated deficit	(3,639)	(3,486)
Accumulated other comprehensive income	20	22

Total stockholders’ equity	4,750	5,310

Total liabilities and stockholders’ equity	$10,892	$10,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2007	$3	$(2,586)	$11,357	$(3,486)	$22
Net loss	—	—	—	(152)	—
Share repurchases	—	(416)	—	—	—
Stock-based compensation	—	—	7	—	—
Exercises of stock options and warrants	—	—	4	—	—
SFAS 157 adoption	—	—	—	1	—
SFAS 158 measurement date transition	—	—	—	(2)	(1)
Other comprehensive loss	—	—	—	—	(1)

Balance, March 31, 2008	$3	$(3,002)	$11,368	$(3,639)	$20

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net Loss	$(152)	$(52)
Other comprehensive loss, net of tax
Amortization of pension and post-retirement benefits	(1)	—

Other comprehensive loss, net of tax	(1)	—

Total Comprehensive Loss	$(153)	$(52)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(152)	$(52)
Income from discontinued operations	2	81

Loss from continuing operations	(154)	(133)

Adjustments to reconcile net loss from continuing operations and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	34	35
Gain on sales of assets	(4)	(2)
Price risk management activities, net	303	305
Deferred income taxes	—	(28)
Stock-based compensation	7	7
Other postretirement benefits curtailment gain	—	(32)
Funds on deposit	(43)	(77)
Changes in other working capital	106	119

Total adjustments	403	327

Net cash provided by operating activities of continuing operations	249	194
Net cash provided by operating activities of discontinued operations	3	63

Net cash provided by operating activities	252	257

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(143)	(76)
Capitalized interest expense for projects under construction	(3)	(6)
Proceeds from the sales of assets and other	5	5

Net cash used in investing activities of continuing operations	(141)	(77)
Net cash provided by (used in) investing activities of discontinued operations	16	(19)

Net cash used in investing activities	(125)	(96)

Cash Flows from Financing Activities:
Share repurchases	(412)	(9)
Repayment of long-term debt	(163)	(134)
Proceeds from exercises of stock options and warrants	4	3

Net cash used in financing activities of continuing operations	(571)	(140)
Net cash used in financing activities of discontinued operations.	—	(32)

Net cash used in financing activities	(571)	(172)

Net Decrease in Cash and Cash Equivalents	(444)	(11)
Cash and Cash Equivalents, beginning of period	4,961	1,139
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	246
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	253

Cash and Cash Equivalents, end of period	$4,517	$1,121

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$9	$11
Cash paid for income taxes	$—	$6
Cash paid for claims and professional fees from bankruptcy	$4	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

Mirant is a competitive energy company that produces and sells electricity in the United States. The Company owns or leases 10,097 MW of net electric generating capacity, which reflects the exclusion of 183 MW related to unit 5 of the Lovett generating facility that was shut down on April 19, 2008. The Company’s net electric generating capacity is located in markets in the Mid-Atlantic and Northeast regions and in California. Mirant also operates an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Share Repurchases

On November 9, 2007, Mirant announced that it plans to return a total of $4.6 billion of excess cash to its stockholders, with the first stage of the cash distribution being accomplished through an accelerated share repurchase program for $1 billion, plus open market purchases for up to an additional $1 billion. On February 29, 2008, the Company announced that it had decided to return the remaining $2.6 billion of cash through open market purchases of common stock but that it would continue to evaluate the most efficient method to return the cash to stockholders. In the fourth quarter of 2007, the Company repurchased approximately 26.66 million shares of common stock for $1 billion through the accelerated share repurchase program. Under the accelerated share repurchase program, the final price of shares repurchased will be determined based on a discount to the volume weighted average trading price of Mirant’s common stock over a period not to exceed six months. The accelerated share repurchase program will be completed by the end of May 2008 and Mirant expects to receive additional shares upon completion. In addition, Mirant has purchased approximately 23.71 million shares of its common stock for approximately $883 million through open market purchases between November 9, 2007 and May 2, 2008. This amount includes 11.43 million shares purchased through open market purchases in the three months ended March 31, 2008, for approximately $414 million.

B. Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries as well as VIEs in which Mirant has an interest and is the primary beneficiary. The financial statements have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2008, all of Mirant’s subsidiaries are wholly-owned.

The Company’s obligations to MC Asset Recovery result in its treatment as a variable interest entity in which Mirant is the primary beneficiary as defined in FIN 46R. The entity, therefore, is included in the Company’s unaudited condensed consolidated financial statements. See Note J for further discussion of MC Asset Recovery.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

In preparing the Company’s consolidated statement of cash flows for the year ended December 31, 2007, the Company discovered that capitalized interest expense for projects under construction had been included in cash flows from operating activities, rather than cash flows from investing activities. The result of the misstatement was an understatement of cash provided by operating activities and an understatement of cash used in investing activities of approximately $6 million for the three months ended March 31, 2007. The misstatement had no effect on cash, net income or stockholders’ equity. The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2007, has been adjusted to reflect the immaterial correction of this misstatement.

All amounts are presented in U.S. dollars unless otherwise noted. In accordance with SFAS 144, the results of operations of the Company’s businesses and facilities that have been disposed of and have met the criteria for such classification have been reclassified to discontinued operations. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Capitalization of Interest Cost

Mirant capitalizes interest on projects during their construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed. For the three months ended March 31, 2008 and 2007, the Company incurred the following interest costs (in millions):

	Three Months Ended March 31,
	2008	2007
Total interest costs	$63	$70
Capitalized and included in property, plant and equipment, net	(11)	(4)

Interest expense	$52	$66

The amounts of capitalized interest above include interest accrued. For the three months ended March 31, 2008 and 2007, cash paid for interest was $12 million and $17 million, respectively, of which $3 million and $6 million, respectively, were capitalized.

Curtailment of Other Postretirement Benefits

During the fourth quarter of 2006, Mirant amended its postretirement benefit plan covering non-union employees to eliminate all employer-provided subsidies through a gradual phase-out by

2011. This action occurred after the Company’s September 30 annual measurement date for actuarial purposes used for measuring its December 31, 2006, obligation. The Company recognized a curtailment gain of approximately $32 million in the first quarter of 2007. This gain is included as a reduction of operations and maintenance expense on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2007.

Recently Adopted Accounting Standards

SFAS 157.    On September 15, 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2 and 3 as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS 157 is effective at the beginning of the first fiscal year after November 15, 2007. Mirant adopted the provisions of SFAS 157 on January 1, 2008, for financial instruments and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 clarified that fair value should be measured at the exit price, which is the price to sell an asset or transfer a liability. The exit price may or may not equal the transaction price and the exit price objective applies regardless of a company’s intent or ability to sell the asset or transfer the liability at the measurement date. The Company has historically measured fair value using the approximate mid-point of the bid and ask prices. Upon adoption of SFAS 157, the Company began measuring fair value based on the bid or ask price from independent broker quotes for its price risk management assets and liabilities in accordance with the exit price objective.

SFAS 157 clarified that non-performance risk, including an issuer’s credit standing, should be considered when measuring liabilities at fair value, precludes the use of a block discount when measuring instruments traded in an actively quoted market at fair value and requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.

SFAS 157 nullified a portion of the guidance in EITF 02-3. Under EITF 02-3, the transaction price presumption prohibited recognition of a day one gain or loss at the inception of a derivative contract unless the fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. Day one gains or losses on transactions that had been deferred under EITF 02-3 were recognized in the period that valuation inputs became observable or when the contract performed.

The provisions of SFAS 157 are applied prospectively, except for the initial effect on three specific items: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price presumption under EITF 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price, and (3) blockage factor discounts. Adjustments to these items required under SFAS 157 are to be recorded as a transition adjustment to beginning retained earnings in the year of adoption. Upon adoption of SFAS 157, the Company recognized a gain of approximately $1 million as a cumulative-effect adjustment to accumulated deficit on January 1, 2008. The cumulative-effect adjustment relates entirely to the recognition of inception gains and losses formerly deferred under EITF 02-3. See Note C for further discussion of SFAS 157.

SFAS 159.    On February 15, 2007, the FASB issued SFAS 159, which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS 159 is effective at the beginning of the first fiscal year after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not affect the Company’s statements of operations, financial position or cash flows because the Company did not elect the fair value option for any of its financial instruments.

FSP FIN 39-1.    On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2007. In March 2008, the FASB issued SFAS 161 which, upon adoption, requires the presentation of disclosures for derivative and hedging activities on a gross basis. In SFAS 161, the FASB expressed the view that disclosing the fair value amounts of derivative instruments on a gross basis provides better information about how companies are managing risks. As a result, the Company reevaluated its policy related to the net presentation of the price risk management assets and liabilities and related receivables and payables subject to master netting agreements. The Company elected to discontinue the net presentation of assets and liabilities subject to master netting agreements upon adoption of FSP FIN 39-1. As required by FSP FIN 39-1, amounts at December 31, 2007, are also presented on a gross basis in the unaudited condensed consolidated balance sheet for consistent presentation as of March 31, 2008. As a result, total assets and total liabilities both increased by $1.086 billion. The change to gross presentation had no effect on net income, earnings per share or stockholders’ equity.

The following table sets forth the amounts as previously reported and the currently reported amounts at December 31, 2007 (in millions):

	December 31, 2007 (as previously reported)	Adjustment for gross presentation	December 31, 2007 (as currently reported)
Receivables, net	$297	$292	$589
Price risk management assets, current	173	514	687
Price risk management assets, noncurrent	30	123	153
Deferred income taxes, noncurrent	83	157	240

Accounts payable and accrued liabilities	$426	$292	$718
Price risk management liabilities, current	196	513	709
Deferred income taxes, current	83	157	240
Price risk management liabilities, noncurrent	137	124	261

At March 31, 2008, the Company had approximately $16 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheet. In addition, approximately $1 million of cash collateral payable to counterparties under master netting agreements was included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

SAB 110.    On December 21, 2007, the SEC issued SAB 110, which amends SAB 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007. The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available. The Company adopted SAB 110 on January 1, 2008, and will continue to use the simplified method until it has sufficient exercise history.

SFAS 158.    On September 29, 2006, the FASB issued SFAS 158, which includes the requirement to measure postretirement plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement. This requirement is effective for fiscal years ending after December 15, 2008. The Company used a September 30 measurement date in 2007 and prior years and will transition to a fiscal year-end measurement date at December 31, 2008. This transition resulted in an increase to accumulated deficit of approximately $2 million in 2008 that represents approximately one quarter of the annual net periodic benefit cost.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS 141R will become effective as of that date for all acquisitions, regardless of the acquisition date. SFAS 141R amends SFAS 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R further amends SFAS 109 and FIN 48, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances. The Company is currently evaluating the potential effect of adopting SFAS 141R.

On February 12, 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, with the exception of those assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Company will adopt FSP FAS 157-2 on January 1, 2009. The Company is currently evaluating the potential effect of adopting FSP FAS 157-2 on its disclosures for certain non-recurring nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value in the Company’s unaudited condensed consolidated financial statements.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Company utilizes derivative contracts to manage exposure to commodity price risks, changes in conversion spreads and for proprietary trading activities. The standard will require the Company to enhance disclosures related to the objectives and strategy for using economic hedges and their effect on the Company’s statements of operations, financial position and cash flows. The Company will adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential effect of adopting SFAS 161 on its disclosures in the Company’s unaudited condensed consolidated financial statements.

C. Commodity Financial Instruments

The Company, through its asset management activities, enters into a variety of exchange-traded and OTC energy and energy-related derivative contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks and changes in conversion spreads. These contracts have varying terms and durations which range from a few days to years, depending on the instrument. The Company’s proprietary trading activities also utilize similar contracts in markets where the Company has a physical presence to attempt to generate incremental gross margin.

Adoption of SFAS 157

Effective January 1, 2008, the Company adopted SFAS 157 as discussed in Note B, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS 157 clarified that fair value should be measured at the exit price, which is the price to sell an asset or transfer a liability. The exit price may or may not equal the transaction price and the exit price objective applies regardless of the Company’s intent or ability to sell the asset or transfer the liability at the measurement date. In applying the exit price objective upon adoption of SFAS 157, the Company measures fair value based on the bid or ask price from independent broker quotes for the majority of its price risk management assets and liabilities.

Derivative instruments are recorded at their estimated fair value in the Company’s accompanying condensed consolidated balance sheets as price risk management assets and liabilities except for certain transactions that qualify for the normal purchase or normal sale exception election that allows accrual accounting treatment. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity, and volatility factors underlying options and contracts. The fair value of certain derivative contracts is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The nominal value of the transaction is discounted using a LIBOR forward interest rate curve. In addition, by applying a credit reserve which is calculated based on published default probabilities for the actual and potential asset value, the fair value of Mirant’s derivative contracts reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by applying a reserve for non-performance which is calculated based on the probability of Mirant defaulting, Mirant adjusts its price risk management liabilities to reflect the price at which a potential market participant would be willing to assume Mirant’s liabilities.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity are reflected in operating revenue and changes in the fair value and settlements of fuel derivative contracts are reflected in cost of fuel and other products in the accompanying consolidated statements of operations. Changes in the fair value and settlements of derivative contracts for proprietary trading activities are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2008, the Company does not have any derivative instruments for which hedge accounting has been elected.

The following table provides a summary of the factors affecting the change in fair value of the price risk management asset and liability accounts for the three months ended March 31, 2008 (in millions):

Fair value of portfolio of assets and liabilities at January 1, 2008[1]	$(129)
Gains (losses) recognized in the period, net:
New contracts[2]	(100)
Roll off of previous values[3]	10
Other changes in fair value, including valuation adjustments	(203)
Purchases, issuances, and settlements[4]	(11)

Fair value of portfolio of assets and liabilities at March 31, 2008	$(433)

[1]

Reflects the Company’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]	The fair value, as of the end of the current reporting period, of contracts entered into during the current reporting period.
[3]	The fair value, as of the beginning of the current reporting period, of contracts that settled during the current reporting period.
[4]	Cash settlements during the current reporting period of contracts that existed at the beginning of the current reporting period.

Fair Value Hierarchy

Based on the observability of the inputs used in the valuation techniques for fair value measurement, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The fair value measurement inputs Mirant uses vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. Mirant’s financial assets and liabilities carried at fair value in the financial statements are classified in three categories based on the inputs used. The high-level guidelines described below are used to determine the appropriate classification of inputs within the fair value hierarchy.

Level 1 inputs—Unadjusted quoted prices available in active markets for identical assets or liabilities that the Company has the ability to access and transact upon as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of natural gas and crude oil futures traded on the New York Mercantile Exchange (“NYMEX”) and swaps cleared against NYMEX prices.

Level 2 inputs—Pricing inputs other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using quotes from independent brokers or other valuation methodologies. These include industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, swaps and options.

Level 3 inputs—Pricing inputs that are generally less observable than those from objective sources. These inputs may be used with internally developed methodologies or methodologies utilizing significant inputs that represent management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored. Inputs such as assumptions for market prices, supply and demand market data, correlation and volatility are used for modeling with internally developed methodologies or methodologies utilizing significant inputs that represent management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all those whose fair value is based on significant unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of

March 31, 2008, by category and tenor, respectively. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. At March 31, 2008, the Company’s only financial assets and liabilities measured at fair value on a recurring basis are price risk management derivative financial instruments.

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2008 by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$51	$1,473	$16	$1,540
Total liabilities	$(57)	$(1,908)	$(8)	$(1,973)

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2008 by tenor (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$(7)	$(208)	$11	$(204)
2009	1	(127)	—	(126)
2010	—	(72)	—	(72)
2011	—	(15)	(3)	(18)
2012	—	(13)	—	(13)
Thereafter	—	—	—	—

Total	$(6)	$(435)	$8	$(433)

The Company’s net fair value at March 31, 2008 of $(433) million is comprised of a net liability of $(442) million related to asset management activities and a net asset of $9 million related to proprietary trading and fuel oil management activities. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2008 and December 31, 2007 was approximately 19 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at March 31, 2008 and December 31, 2007, was approximately 38 million equivalent MWh and 26 million equivalent MWh, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities categorized in level 3 and the amount included in earnings for the three months ended March 31, 2008 (in millions):

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(26)
Purchases, issuances, and settlements[2]	4
Transfers in and /or out of Level 3[3]	18

Fair value of assets and liabilities categorized in Level 3 at March 31, 2008	$8

[1]

Reflects gains or losses on contracts included in level 3 at the beginning of the current reporting and at the end of the reporting period and contracts entered into during the current reporting period that remain at the end of the current reporting period.

[2]	Cash settlements during the current reporting period of contracts that existed at the beginning of the current reporting period.
[3]

Contracts that existed as of the beginning of the current reporting period and were still held at the end of the current reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as level 3 for which the lowest significant input became observable during the period. Amounts reflect fair value as of the end of the current reporting period.

	Operating Revenues	Cost of Fuel	Total
Losses included in earnings	$(1)	$(3)	$(4)
Gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	—	2	2

D. Debt

Long-term debt is as follows (in millions):

	At March 31, 2008	At December 31, 2007	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$785	$811	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)
Mirant North America:
Senior secured term loan, due 2008 to 2013	419	555	LIBOR + 1.75%	Secured
Senior notes, due 2013	850	850	7.375%	Unsecured
Capital leases, through 2008 to 2015	31	32	7.375% -8.19%

Total	2,932	3,095
Less: current portion of long-term debt	(44)	(142)

Total long-term debt, excluding current portion	$2,888	$2,953

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation and are not recourse to any subsidiary or affiliate of Mirant Americas Generation. In the three months ended March 31, 2008, the Company purchased and retired $26 million of Mirant Americas Generation senior notes due in 2011.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million senior secured revolving credit facility and a senior secured term loan with an initial principal balance of $700 million amortized to $419 million as of March 31, 2008. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. At March 31, 2008, there were approximately $200 million of letters of credit outstanding under the senior secured term loan and approximately $120 million of letters of credit outstanding under the $800 million senior secured revolving credit facility. At March 31, 2008, a total of $680 million was available under the senior secured revolving credit facility and the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to the quarterly principal installments of $1.32 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2008, the Company made a mandatory principal prepayment of approximately $135 million on the term loan. Based on projections for 2008, the current estimate of the mandatory principal prepayment of the term loan in March 2009 is approximately $35 million. This amount has been reclassified from long-term debt to current portion of long-term debt at March 31, 2008. The majority of the difference between the March 2008 prepayment and the expected March 2009 prepayment is because of the significant increase in expected capital expenditures in 2008 compared to 2007.

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

E. Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that were sold in 2007.

For the three months ended March 31, 2008, income from discontinued operations was $2 million as a result of final working capital adjustments related to the 2007 sale of the Caribbean business. For the three months ended March 31, 2007, income from discontinued operations included the results of operations of the following sales completed in 2007:

•	Six U.S. natural gas-fired facilities on May 1, 2007;

•	Mirant NY-Gen on May 7, 2007;

•	The Philippine business on June 22, 2007; and

•	The Caribbean business on August 8, 2007.

The following summarizes certain financial information of the discontinued operations (in millions):

	Three Months Ended March 31, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$44	$101	$187	$332
Operating expenses	31	45	158	234

Operating income	13	56	29	98
Other expense, net	2	5	10	17

Net income	$11	$51	$19	$81

As part of the sale of the Philippine business, Mirant retained the rights to future insurance recoveries related to outages of the Sual generating facility that occurred prior to the sale. In 2007, the Company received a total of $23 million related to these recoveries. In May 2008, the Company entered into a settlement agreement related to the Sual generating facility outages for approximately $50 million in additional insurance recoveries. The Company will recognize a gain in income from discontinued operations for this amount in the second quarter of 2008. As of May 5, 2008, the Company had received $7 million of the additional insurance recoveries.

F. Guarantees and Letters of Credit

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

In addition, Mirant and its subsidiaries enter into various contracts that include indemnification and guarantee provisions. Examples of these contracts include financing and lease arrangements, purchase and sale agreements, commodity purchase and sale agreements, construction agreements and agreements with vendors. Although the primary obligation of Mirant or a subsidiary under such contracts is to pay money or render performance, such contracts may include obligations to indemnify the counterparty for damages arising from the breach thereof and, in certain instances, other existing or potential liabilities. In many cases, the Company’s maximum potential liability cannot be estimated, because some of the underlying agreements contain no limits on potential liability.

For the three months ended March 31, 2008, Mirant had net increases to its guarantees of approximately $10 million. These increases were primarily attributable to increases in certain commercial purchase and sale agreements. For the three months ended March 31, 2008, Mirant had net increases to its letters of credit of approximately $30 million.

This footnote should be read in conjunction with the complete description under Note 10, Commitments and Contingencies—Guarantees, to the Company’s financial statements in its 2007 Annual Report on Form 10-K.

G. Stock-based Compensation

During the first quarter of 2008, the Company granted stock options and issued restricted stock units to executives and certain other employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a five-year term and the stock options and restricted stock units vest in three equal installments on each of the first, second and third anniversaries of the grant date. Activity for the three months ended March 31, 2008 and 2007 is as follows:

Stock Options

	Three Months Ended March 31,
	2008	2007
Number of stock options granted	740,138	588,833
Weighted average exercise price	$37.02	$37.71
Weighted average grant date fair value	$9.50	$8.46
Number of stock options exercised	172,910	68,545
Cash proceeds received from exercised options (in millions)	$4	$2

Number of stock options unvested as of March 31, 2008	2,468,601
Number of stock options vested as of March 31, 2008	2,379,010
Aggregate intrinsic value of vested stock options (in millions)	$24

Restricted Stock Units and Restricted Stock Shares

	Three Months Ended March 31,
	2008	2007
Number of restricted stock units granted	380,009	418,089
Weighted average grant date fair value	$37.02	$37.73
Number of unvested stock units and shares as of March 31, 2008	1,003,064

During each of the three months ended March 31, 2008 and 2007, the Company recognized approximately $7 million of compensation expense related to stock options, restricted stock shares and restricted stock units. These amounts were included in operations and maintenance expense in the unaudited condensed consolidated statement of operations.

As of March 31, 2008, there was approximately $42 million of total unrecognized compensation cost, excluding estimated forfeitures, related to non-vested stock-based compensation awards.

H. Earnings per Share

Mirant calculates basic EPS by dividing income available to stockholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including restricted shares, restricted stock units, stock options and warrants. In accordance with SFAS 128, diluted EPS is computed in the same manner as basic EPS if there is a loss.

The following table shows the computation of basic and diluted EPS for the three months ended March 31, 2008 and 2007 (in millions except per share data):

	Three Months Ended March 31,
	2008	2007
Net loss from continuing operations	$(154)	$(133)
Net income from discontinued operations	2	81

Net loss as reported	$(152)	$(52)

Basic and diluted:
Weighted average shares outstanding—basic	216	256
Shares due to assumed exercise of warrants and options	22	21
Shares due to assumed vesting of restricted stock and restricted stock units	—	1

Weighted average shares outstanding—diluted	238	278

Basic EPS
EPS from continuing operations	$(0.71)	$(0.52)
EPS from discontinued operations	0.01	0.32

Basic EPS	$(0.70)	$(0.20)

Diluted EPS
EPS from continuing operations	$(0.71)	$(0.52)
EPS from discontinued operations	0.01	0.32

Diluted EPS	$(0.70)	$(0.20)

I. Segment Reporting

The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,244 MW. The Northeast segment consists of generating facilities located in Massachusetts and New York with total net generating capacity of 2,506 MW. The Company’s California segment consists of three generating facilities located in or near the City of San Francisco, which have total net generating capacity of 2,347 MW. Other Operations includes proprietary trading and fuel oil management. Other Operations also includes unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on the Company’s invested cash balances. For the three months ended March 31, 2007, Other Operations also included gains and losses related to the Back-to-Back Agreement, which was terminated pursuant to a settlement that became effective in the third quarter of 2007. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2008:
Operating Revenues	$110	$141	$42	$9	$—	$302
Cost of fuel, electricity and other products	146	89	13	(8)	—	240

Gross margin	(36)	52	29	17	—	62
Operating Expenses:
Operations and maintenance	97	41	18	10	—	166
Depreciation and amortization	21	6	4	2	—	33
Gain on sales of assets, net	—	(4)	—	—	—	(4)

Total operating expenses	118	43	22	12	—	195

Operating income (loss)	(154)	9	7	5	—	(133)

Total other expense (income), net	—	(1)	—	22	—	21

Income (loss) from continuing operations	$(154)	$10	$7	$(17)	$—	$(154)

Total assets at March 31, 2008	$4,341	$639	$185	$7,919	$(2,192)	$10,892

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2007:
Operating Revenues	$57	$153	$45	$96	$—	$351
Cost of fuel, electricity and other products	130	112	13	26	(6)	275

Gross margin	(73)	41	32	70	6	76
Operating Expenses:
Operations and maintenance	83	43	20	3	—	149
Depreciation and amortization	19	7	3	3	—	32
Gain on sales of assets, net	(1)	(10)	(1)	—	10	(2)

Total operating expenses	101	40	22	6	10	179

Operating income (loss)	(174)	1	10	64	(4)	(103)

Total other expense (income), net	(1)	(2)	(3)	52	—	46

Income (loss) from continuing operations before reorganization items and income taxes	(173)	3	13	12	(4)	(149)
Reorganization items, net	—	(1)	—	—	—	(1)
Benefit for income taxes	—	—	—	(15)	—	(15)

Income (loss) from continuing operations	$(173)	$4	$13	$27	$(4)	$(133)

Total assets at December 31, 2007	$4,008	$696	$195	$7,327	$(1,688)	$10,538

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

Morgantown Particulate Emissions NOV.    On March 3, 2006, Mirant Mid-Atlantic received a notice sent on behalf of the MDE alleging that violations of particulate matter emissions limits applicable to unit 1 at the Morgantown facility occurred on nineteen days in June and July 2005. The notice advises that the potential civil penalty is up to $25,000 per day for each day that unit 1 exceeded the applicable particulate matter limit. The letter further advises that the MDE has asked the Maryland Attorney General to file a civil suit under Maryland law based upon the alleged violations. On March 6, 2008, Mirant Mid-Atlantic, Mirant Chalk Point, and the MDE entered into a Consent Decree to resolve the NOV dated March 3, 2006, as well as other alleged violations by Mirant Mid-Atlantic or Mirant Chalk Point of environmental laws or regulations. The Circuit Court for Prince George’s County, Maryland, entered the Consent Decree on April 8, 2008. Under the Consent Decree, Mirant Mid-Atlantic and Mirant Chalk Point paid a civil penalty of $175,000, donated $75,000 to the Board of Education for Prince George’s County to fund installation of devices on school buses to reduce particulate emissions, and will complete various projects at the Morgantown, Chalk Point and Dickerson facilities, the cost of which is not expected to be material.

Morgantown SO2 Exceedances.    Mirant Mid-Atlantic received an NOV dated March 8, 2006, asserting that on three days in June 2005 and January 2006, the Morgantown facility exceeded SO2 emissions limitations specified in its air permit. The NOV indicates that on two of those days the SO2 emissions limitation was exceeded by two different units of the Morgantown facility each day. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day. The Consent Decree entered into by Mirant Mid-Atlantic, Mirant Chalk Point, and the MDE on March 6, 2008, described above in Morgantown Particulate Emissions NOV resolved the NOV dated March 8, 2006.

Morgantown Emissions Observation NOV.    On June 30, 2006, the MDE issued an NOV to Mirant Mid-Atlantic indicating that it had failed to comply with the air permit for the Morgantown facility by operating the combustion turbines at the facility for more than 168 hours without performing an EPA Reference Method 9 observation of stack emissions for an 18-minute period. The NOV did not seek a specific penalty amount but noted that the violation identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day. The Consent Decree entered into by Mirant Mid-Atlantic, Mirant Chalk Point, and the MDE on March 6, 2008, described above in Morgantown Particulate Emissions NOV resolved the NOV dated June 30, 2006.

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

Notice of Intent To Sue Regarding Faulkner Fly Ash Facility.    By letter dated April 2, 2008, the Environmental Integrity Project and the Potomac Riverkeeper notified Mirant and various of its subsidiaries that they and certain individuals intend to file suit alleging that violations of the Clean Water Act are occurring at the Faulkner Fly Ash Facility owned by Mirant MD Ash Management. The April 2, 2008, letter alleges that the Faulkner facility discharges certain pollutants at levels that exceed Maryland’s water quality criteria, that it discharged certain pollutants without obtaining an appropriate National Pollutant Discharge Elimination System (“NPDES”) permit, and that Mirant MD Ash Management failed to perform monthly monitoring required under an applicable NPDES permit. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past violations occurring after January 3, 2006, and to recover attorneys’ fees. Mirant disputes the allegations of violations of the Clean Water Act made by the two organizations in the April 2, 2008, letter.

Mirant Potomac River Wind Screen NOV.    On March 12, 2008, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations by failing in a timely manner to report to the Virginia DEQ and to correct deficiencies in the windscreens installed on fencing surrounding the coal pile at the Potomac River facility. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000.

New York State Administrative Claims.    On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company’s Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York cited various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. The State of New York and the NYSDEC executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006. Most of the matters upon which the NYSDEC’s January 24, 2006, administrative claim was based have been separately resolved with the NYSDEC.

On April 12, 2008, the State of New York and the NYSDEC filed a separate notice of administrative claims in the bankruptcy proceedings of Mirant New York, Mirant Bowline and Mirant Lovett (all of which emerged from bankruptcy in 2007) alleging various potential violations of New York environmental laws and regulations related to the operation of the Bowline and Lovett generating facilities during the period those entities were in bankruptcy. The notice of administrative claims estimated the remediation costs for the various alleged violations identified to be approximately $6.6 million and possible civil penalties to be $450,000. The alleged violations included those described below in Lovett/Bowline SPDES Notices of Violation and Lovett Coal Ash Management Facility Notice of Hearing and Complaint as well as alleged violations related to oil storage facilities at the Bowline and Lovett facilities. Except for the alleged violations described below in Lovett Coal Ash Management Facility Notice of Hearing and Complaint, all of the violations alleged in the April 12, 2008, administrative claim have now been resolved. The alleged violations related to the oil storage facilities at the Bowline and Lovett facilities were resolved by Consent Orders with the NYSDEC dated April 16, 2008, with Mirant Bowline and Mirant Lovett agreeing to pay fines of $75,000 and $15,000, respectively, and Mirant Bowline agreeing to a compliance schedule for certain inspections and repairs to the oil storage facilities at the Bowline facility.

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

Lovett/Bowline SPDES Notices of Violation.    On March 8, 2007, Mirant Lovett and Mirant Bowline received NOVs from the NYSDEC alleging certain violations of their State Pollutant Discharge Elimination System (“SPDES”) permits. On April 6, 2007, the NYSDEC filed a complaint against Mirant Lovett and Mirant Bowline based on these allegations. The complaint seeks a penalty of $500,000. On December 31, 2007, Mirant Bowline entered into a Consent Order with the NYSDEC that resolved the NOV issued to it. In the Consent Order, Mirant Bowline agreed to pay a fine of $50,000 and to fund an environmental benefit project in the amount of $250,000. On April 16, 2008, Mirant Lovett entered into a Consent Order with the NYSDEC to resolve the NOV issued to it in which it agreed to pay a fine of $50,000 and to pay $125,000 of the $250,000 in funding for an environmental benefit project that was to be paid by Mirant Bowline under the December 31, 2007, Consent Order. On April 16, 2008, the Consent Order dated December 31, 2007, was amended to reduce Mirant Bowline’s obligation to fund the environmental benefit project from $250,000 to $125,000.

Lovett Coal Ash Management Facility Notice of Hearing and Complaint.    On April 16, 2008, the staff of the NYSDEC filed a complaint with the NYSDEC against Mirant Lovett alleging various violations of New York’s Environmental Conservation Law arising from the coal ash management facility (“CAMF”) located at the Lovett generating facility, including the alleged discharge of pollutants into the groundwater in excess of allowed levels. The complaint also contends that Mirant Lovett failed to provide a Leachate Assessment Report related to the CAMF that the NYSDEC staff asserts was required under the terms of a Consent Order dated June 2, 2006. The complaint requests that Mirant Lovett be required to perform various assessments related to groundwater quality and causes of leachate from the CAMF and seeks assessment of a civil penalty of $200,000 and the recovery of $15,000 for the portion of a penalty imposed under the June 2, 2006, Consent Order that had been suspended. Mirant Lovett disputes the allegations made by the NYSDEC staff in its complaint and thinks that it has complied with the June 2, 2006, Consent Order.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant

Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors, Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas, emerged from bankruptcy on various dates in 2007. As of March 31, 2008, approximately one million of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

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

Actions Pursued by MC Asset Recovery

In 2005, Mirant Corporation and various of its subsidiaries filed actions in the Bankruptcy Court against several parties seeking to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings, and asserting other related claims. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent by the resulting transfers and that they did not receive fair value for those transfers. In addition to these avoidance actions, the official Committee of Unsecured Creditors of Mirant Corporation filed an action against Arthur Andersen on behalf of the Mirant Debtors alleging malpractice. Under the Plan, the rights to most of these avoidance actions, and the suit filed against Arthur Andersen, were transferred to MC Asset Recovery. MC Asset Recovery, although wholly-owned by Mirant, is governed by managers who are independent of Mirant and its other subsidiaries. Mirant is obligated to make capital contributions to MC Asset Recovery as necessary to pay up to $20 million of professional fees and to pay certain other costs incurred by MC Asset Recovery, including expert witness fees and other costs of the avoidance actions and the Andersen suit, which costs are not capped and for which Mirant has accrued $45 million.

Under the Plan, any cash recoveries received by MC Asset Recovery from the avoidance actions or the Andersen suit, net of fees and costs incurred in prosecuting the actions (including all capital contributions from Mirant), are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant Corporation immediately prior to the effective date of the Plan except where such a recovery results in an allowed claim in the bankruptcy proceedings, as described below. Mirant may not reduce such payments for the taxes owed on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests under the Plan by the amount of any taxes it will owe on the amount in excess of $175 million. Most of the actions transferred to MC Asset Recovery remain pending, and through March 31, 2008, none of those actions has resulted in any recovery.

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

California and Western Power Markets

FERC Refund Proceedings Arising Out of California Energy Crisis.    High prices experienced in California and western wholesale electricity markets in 2000 and 2001 caused various purchasers of electricity in those markets to initiate proceedings seeking refunds. Several of those proceedings remain pending either before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The proceedings that remain pending include proceedings (1) ordered by the FERC on July 25, 2001, (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, in the CAISO or the Cal PX markets from October 2, 2000, through June 20, 2001 (the “Refund Period”), (2) ordered by the FERC to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001 (the “Pacific Northwest Proceeding”), and (3) arising from a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation. Various parties appealed the FERC orders related to these proceedings to the Ninth Circuit seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR and other parties. While various of these appeals remain pending, the Ninth Circuit ruled in orders issued on August 2, 2006, and September 9, 2004, that the FERC should consider further whether to grant relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust, and, in the proceeding initiated by the California Attorney General, what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market based rate tariffs.

On January 14, 2005, Mirant and certain of its subsidiaries (the “Mirant Settling Parties”) entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, Southern California Edison Company, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”). The California Settlement was approved by the FERC on April 13, 2005, and became effective on April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the Pacific Northwest Proceeding, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Based on the California Settlement, on April 15, 2008, the FERC dismissed Mirant Americas Energy Marketing and the other subsidiaries of the Company from the proceeding initiated by the complaint filed in 2002 by the California Attorney General.

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

Maryland Public Service Commission Complaint to the FERC re PJM Offer Capping Rules

In certain market conditions, such as where congestion requires the dispatch of a generating facility that bid a higher price for electricity than other available generating facilities, PJM’s market rules (the “Offer Capping Rules”) limit the amount that the owner of a generating facility may bid to sell electricity from that facility to its incremental cost to produce that electricity. As approved by the FERC, the Offer Capping Rules contain exemptions for generating facilities entering service during certain years (none of which are owned by the Company) and for generating facilities (some of which are owned by the Company) that can relieve congestion arising at certain defined transmission interfaces. On January 15, 2008, the Maryland Public Service Commission (the “MD PSC”) filed a complaint with the FERC requesting that the FERC remove all exemptions to the Offer Capping Rules during hours when the PJM market reflects potentially non-competitive conditions, as determined by the PJM Market Monitor. The complaint alleges that these exemptions to the Offer Capping Rules likely result in higher market clearing prices for electricity in PJM, and higher revenues to the Company and other owners of generation that are selling electricity, during the periods when the exemptions prevent the application of the Offer Capping Rules to one or more generating facilities. The MD PSC requested that the FERC require a recalculation of prices in the PJM energy markets without application of the exemptions to the Offer Capping Rules for each day from January 15, 2008, through the date that the Commission grants the requested relief and that it require owners of generation to refund any revenues received in excess of the amounts that would have been received had the exemptions not been applied.

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

The Company disputes the allegations made by the MD PSC in its complaint and has opposed the complaint and the relief requested. If the FERC were to remove the exemptions to the Offer Capping Rules, and apply the removal retroactively from January 15, 2008, or an earlier date, PJM would have to rerun its day-ahead market from that date forward to determine what prices would have resulted in the absence of the exemptions. Such a rerun of the PJM day-ahead market likely would result in refunds being owed by all sellers, including the Company.

Stockholder-Bondholder Litigation

Mirant Securities Consolidated Action.    Twenty lawsuits filed in 2002 against Mirant and four of its officers have been consolidated into a single action, In re Mirant Corporation Securities Litigation, before the United States District Court for the Northern District of Georgia. In their original complaints, the plaintiffs alleged, among other things, that the defendants violated federal securities laws by making material misrepresentations and omissions to the investing public regarding Mirant’s business operations and future prospects during the period from January 19, 2001, through May 6, 2002, because of potential liabilities arising out of its activities in California during 2000 and 2001. The plaintiffs sought unspecified damages, including compensatory damages, and the recovery of reasonable attorneys’ fees and costs.

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

K. Settlements and Other Charges

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

Upon the distribution of the shares to Pepco, Mirant recognized a gain of $379 million in the third quarter of 2007. The gain included (1) $341 million representing the fair value of the price risk management liability that was reversed as a result of the rejection of the Back-to-Back Agreement, (2) $36 million refunded by Pepco for payments made under the Back-to-Back Agreement for periods after May 31, 2006, and (3) $2 million for the excess payment Pepco received from liquidation of the shares that were distributed to it. The $341 million and $2 million were included in other income, net and the $36 million was included in gross margin in the consolidated statement of operations.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with Mirant’s unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are a competitive energy company that produces and sells electricity in the United States. We own or lease 10,097 MW of net electric generating capacity, which reflects the exclusion of 183 MW related to unit 5 of the Lovett generating facility that was shut down on April 19, 2008. Our net electric generating capacity is located in markets in the Mid-Atlantic and Northeast regions and in California. We also operate an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Share Repurchases

On November 9, 2007, we announced that we plan to return a total of $4.6 billion of excess cash to our stockholders, with the first stage of the cash distribution being accomplished through an accelerated share repurchase program for $1 billion, plus open market purchases for up to an additional $1 billion. On February 29, 2008, we announced that we had decided to return the remaining $2.6 billion of cash through open market purchases of common stock but that we would continue to evaluate the most efficient method to return the cash to stockholders. In the fourth quarter of 2007, we repurchased approximately 26.66 million shares of common stock for $1 billion through the accelerated share repurchase program. Under the accelerated share repurchase program, the final price of shares repurchased will be determined based on a discount to the volume weighted average trading price of Mirant’s common stock over a period not to exceed six months. The accelerated share repurchase program will be completed by the end of May 2008 and Mirant expects to receive additional shares upon completion. In addition, we have purchased approximately 23.71 million shares of our common stock for approximately $883 million through open market purchases between November 9, 2007 and May 2, 2008. This amount includes 11.43 million shares purchased through open market purchases in the three months ended March 31, 2008, for approximately $414 million.

Capital Expenditures and Capital Resources

For the three months ended March 31, 2008, we paid $143 million for capital expenditures, of which $112 million related to the Maryland Healthy Air Act. Through March 31, 2008, we have paid approximately $612 million for capital expenditures related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$590	$277	$121
Other environmental	46	56	16
Maintenance	100	135	127
Construction	70	39	6
Other	14	13	14

Total	$820	$520	$284

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Consolidated Financial Performance

We reported a net loss of $152 million and $52 million for the periods ended March 31, 2008 and 2007, respectively. The change in net loss is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized Gross Margin	$365	$381	$(16)
Unrealized Gross Margin	(303)	(305)	2

Total Gross Margin	62	76	(14)
Operating expenses:
Operations and maintenance	166	149	17
Depreciation and amortization	33	32	1
Gain on sales of assets, net	(4)	(2)	(2)

Total operating expenses	195	179	16

Operating loss	(133)	(103)	(30)
Total other expense, net	21	46	(25)

Loss from continuing operations before reorganization items, net and income taxes	(154)	(149)	(5)
Reorganization items, net	—	(1)	1
Provision (benefit) for income taxes	—	(15)	15

Loss from continuing operations	(154)	(133)	(21)
Income from discontinued operations, net	2	81	(79)

Net Loss	$(152)	$(52)	$(100)

•

Our realized gross margin decrease of $16 million was principally a result of significantly lower incremental realized value of hedges, lower generation volumes in the Northeast and increased fuel costs substantially offset by higher capacity revenues.

•

Our operating expense increase of $16 million reflects a $32 million curtailment gain in 2007 on postretirement benefits. Excluding this gain, operating expenses decreased $16 million in 2008 compared to 2007, primarily as a result of a $10 million decrease in litigation contingency costs and a $3 million decrease in incentive compensation costs.

•

Other expense, net decreased $25 million reflecting lower interest expense as a result of lower outstanding debt and higher interest income due to higher cash balances in 2008 than during the same period in 2007.

Coal Prices

The price for coal increased significantly in the first quarter of 2008. The average market price for coal was approximately 70% higher in the first quarter of 2008 than in the same period in 2007. Global demand for coal and higher mining costs are among the factors influencing domestic coal prices. Power prices have not fully adjusted to the increased price of coal. As a result, the energy gross margin earned from our baseload coal units is affected by contracting “dark spreads”, the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity.

We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2012.

Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2008, the net fair value of our long-term coal agreements was approximately $452 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett and Martha’s Vineyard facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading and fuel oil management. Other Operations also includes unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest on our invested cash balances. For the three months ended March 31, 2007, Other Operations also includes gains and losses related to the Back-to-Back Agreement with Pepco, which was terminated pursuant to a settlement agreement that became effective in the third quarter of 2007. See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Settlement Agreement with Pepco.

Operating Statistics

The following table summarizes net capacity factor by region:

	Three Months Ended March 31,		Decrease
	2008	2007
Mid-Atlantic	36%	37%	(1)%
Northeast	15%	27%	(12)%
California	3%	3%	—%
Total	23%	27%	(4)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007
Mid-Atlantic:
Baseload	4,070	3,815	255	7%
Intermediate	73	382	(309)	(81)%
Peaking	46	38	8	21%

Total Mid-Atlantic	4,189	4,235	(46)

Northeast:
Baseload	368	757	(389)	(51)%
Intermediate	513	987	(474)	(48)%

Total Northeast	881	1,744	(863)

California:
Intermediate	131	138	(7)	(5)%
Peaking	10	7	3	43%

Total California	141	145	(4)

Total Mirant	5,211	6,124	(913)

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Three Months Ended March 31,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$264	$(300)	$(36)	$246	$(319)	$(73)
Northeast	61	(9)	52	90	(49)	41
California	29	—	29	32	—	32
Other Operations	11	6	17	7	63	70
Eliminations	—	—	—	6	—	6

Total	$365	$(303)	$62	$381	$(305)	$76

Gross margin for the three months ended March 31, 2008 and 2007, is further detailed as follows (in millions):

	Three Months Ended March 31, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$165	$22	$1	$11	$—	$199
Contracted and capacity	78	24	28	—	—	130
Incremental realized value of hedges	21	15	—	—	—	36

Total realized gross margin	264	61	29	11	—	365
Unrealized gross margin	(300)	(9)	—	6	—	(303)

Total gross margin	$(36)	$52	$29	$17	$—	$62

	Three Months Ended March 31, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$157	$34	$1	$17	$6	$215
Contracted and capacity	11	24	31	(10)	—	56
Incremental realized value of hedges	78	32	—	—	—	110

Total realized gross margin	246	90	32	7	6	381
Unrealized gross margin	(319)	(49)	—	63	—	(305)

Total gross margin	$(73)	$41	$32	$70	$6	$76

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales, purchases and handling of fuel, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services. For the three months ended March 31, 2007, contracted and capacity also includes the Back-to-Back Agreement which was terminated on August 10, 2007. See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Settlement Agreement with Pepco.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize our Mid-Atlantic segment (in millions):

	Three Months Ended March 31,
	2008	2007	Increase
Realized Gross Margin	$264	$246	$18
Unrealized Gross Margin	(300)	(319)	19

Total Gross Margin	(36)	(73)	37

Operating expenses:
Operations and maintenance	97	83	14
Depreciation and amortization	21	19	2
Gain on sales of assets, net	—	(1)	1

Total operating expenses	118	101	17

Operating loss	(154)	(174)	20

Total other income, net	—	(1)	1

Loss from continuing operations before reorganization items and income taxes	$(154)	$(173)	$19

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Energy	$165	$157	$8
Contracted and capacity	78	11	67
Incremental realized value of hedges	21	78	(57)

Total realized gross margin	264	246	18
Unrealized gross margin	(300)	(319)	19

Total gross margin	$(36)	$(73)	$37

The increase of $18 million in realized gross margin was principally a result of the following:

•	an increase of $67 million in contracted and capacity related to higher capacity revenues as a result of the PJM Reliability Pricing Model under which we began to receive revenue in June 2007;

•

a decrease of $57 million in incremental realized value of hedges for our generation output primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices. This was partially offset by an increase in the amount by which market prices for coal exceeded the contract prices for our coal agreements; and

•	an increase of $8 million in energy, primarily because of an increase in power prices and a decrease in emissions costs, substantially offset by an approximately 70% increase in the price of coal.

The increase of $19 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $300 million in 2008, which include a $316 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices in 2008, partially offset by an increase of $16 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized losses of $319 million in 2007, which include a $197 million net decrease in the value of hedge contracts for future periods primarily as a result of increases in forward power prices in 2007 and $122 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $17 million in operating expenses is primarily a result of a $14 million increase in operations and maintenance expense, which included an increase of $3 million in operating costs and $11 million in allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the three months ended March 31, 2008 than in the same period in 2007.

Northeast

Our Northeast segment is comprised of our facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the operations of our Northeast segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized Gross Margin	$61	$90	$(29)
Unrealized Gross Margin	(9)	(49)	40

Total Gross Margin	52	41	11

Operating expenses:
Operations and maintenance	41	43	(2)
Depreciation and amortization	6	7	(1)
Gain on sales of assets, net	(4)	(10)	6

Total operating expenses	43	40	3

Operating income	9	1	8

Total other income, net	(1)	(2)	1

Income from continuing operations before reorganization items and income taxes	$10	$3	$7

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Energy	$22	$34	$(12)
Contracted and capacity	24	24	—
Incremental realized value of hedges	15	32	(17)

Total realized gross margin	61	90	(29)
Unrealized gross margin	(9)	(49)	40

Total gross margin	$52	$41	$11

The decrease of $29 million in realized gross margin was principally a result of the following:

•

a decrease of $17 million in incremental realized value of hedges for our generation output, primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the amount by which the settlement value of fuel contracts exceeded market prices; and

•	a decrease of $12 million in energy, primarily because of lower generation volumes and increased fuel costs.

The increase of $40 million in unrealized gross margin was comprised of unrealized losses of $9 million in 2008 compared to $49 million in 2007, primarily from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $3 million in operating expenses was principally the result of the following:

•

a decrease of $6 million in gain on sales of assets. In 2008, subsidiaries in our Northeast segment recognized a gain of $4 million related to emission allowances sold to entities outside Mirant. In 2007, subsidiaries in our Northeast segment recognized a gain of $10 million related to emission allowances sold to Mirant Mid-Atlantic, which are eliminated in the consolidated statement of operations; and

•

a $2 million decrease in operations and maintenance expense, which included a decrease of $4 million in operating costs primarily as a result of the shutdown of Lovett units 3 and 4 in the second quarter of 2007, partially offset by $2 million of Lovett shutdown costs incurred in 2008.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW. The following tables summarize our California segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized Gross Margin	$29	$32	$(3)
Unrealized Gross Margin	—	—	—

Total Gross Margin	29	32	(3)

Operating expenses:
Operations and maintenance	18	20	(2)
Depreciation and amortization	4	3	1
Gain on sales of assets, net	—	(1)	1

Total operating expenses	22	22	—

Operating income	7	10	(3)

Total other income, net	—	(3)	3

Income from continuing operations before reorganization items and income taxes	$7	$13	$(6)

Gross Margin

	Three Months Ended March 31,		Decrease
	2008	2007
Energy	$1	$1	$—
Contracted and capacity	28	31	(3)

Total realized gross margin	29	32	(3)
Unrealized gross margin	—	—	—

Total gross margin	$29	$32	$(3)

The decrease of $3 million in contracted and capacity primarily related to extended outages at unit 3 of the Potrero generating facility in 2008.

Other Operations

Other Operations includes proprietary trading and fuel oil management, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances. For the three months ended March 31, 2007, Other Operations also includes gains and losses related to the Back-to-Back Agreement, which was terminated pursuant to the settlement agreement that became effective in the third quarter of 2007. See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Settlement Agreement with Pepco.

The following tables summarize our Other Operations segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Realized Gross Margin	$11	$7	$4
Unrealized Gross Margin	6	63	(57)

Total Gross Margin	17	70	(53)

Operating expenses:
Operations and maintenance	10	3	7
Depreciation and amortization	2	3	(1)

Total operating expenses	12	6	6

Operating income	5	64	(59)

Total other expense, net	22	52	(30)

Income (Loss) from continuing operations before reorganization items and income taxes	$(17)	$12	$(29)

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2008	2007
Energy	$11	$17	$(6)
Contracted and capacity	—	(10)	10

Total realized gross margin	11	7	4
Unrealized gross margin	6	63	(57)

Total gross margin	$17	$70	$(53)

The increase of $4 million in realized gross margin was principally a result of the following:

•	an increase of $10 million in contracted and capacity resulting from the termination of the Back-to-Back Agreement in the third quarter of 2007; and

•	a decrease of $6 million in energy related to decreases in results from proprietary trading and fuel oil management activities.

The decrease of $57 million in unrealized gross margin was comprised of unrealized gains of $6 million in 2008 related to proprietary trading and fuel oil management activities compared to $9 million in 2007. In 2007 unrealized gains also included $54 million on the Back-to-Back Agreement related to the effect of prices for forward capacity in PJM and the resulting decrease in the fair value of the liability of that agreement.

Operating Expenses

The increase of $6 million in operating expenses was primarily a result of an increase of $7 million in operations and maintenance expense, which included:

•

an increase of $32 million resulting from a curtailment gain in 2007 on postretirement benefits. This gain was reflected as a reduction of operations and maintenance expense in 2007; partially offset by

•	a decrease of $12 million related to corporate overhead costs included in Other Operations in 2007 but allocated across Mirant’s operating segments in 2008;

•	a decrease of $10 million related to litigation contingencies; and

•	a decrease of $3 million related to incentive compensation.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

Provision for income taxes increased $15 million for the three months ended March 31, 2008, compared to the same period in 2007. The $15 million net benefit for income taxes for the three months ended March 31, 2007, was primarily related to the release of $27 million of valuation allowance pertaining to deferred tax assets and recognition of alternative minimum tax and other state tax liabilities. The $27 million relates to adjustments in the estimated value of the NOLs that were used to offset the taxable gain resulting from the sale of the Philippine business in 2007.

Discontinued Operations

For the three months ended March 31, 2008, income from discontinued operations was $2 million and included final working capital adjustments related to the 2007 sale of the Caribbean business.

For the three months ended March 31, 2007, income from discontinued operations was $81 million and included the Philippine and Caribbean businesses, six U.S. natural gas-fired facilities, and Mirant NY-Gen. Dispositions of these businesses and assets were completed in the second and third quarters of 2007. See Note E to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to discontinued operations.

Financial Condition

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under Mirant North America’s $800 million senior secured revolving credit facility; and (3) $200 million of letters of credit capacity available under the Mirant North America senior secured term loan.

The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Corporation and its subsidiaries at March 31, 2008 and December 31, 2007 (in millions):

	At March 31, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant Corporation	$3,852	$4,232
Mirant Americas Generation	20	1
Mirant North America	369	455
Mirant Mid-Atlantic	244	242
Other	32	31

Total cash and cash equivalents	4,517	4,961
Less: Cash restricted and reserved for other purposes	16	15

Total available cash and cash equivalents	4,501	4,946
Available under credit facilities	680	710

Total cash, cash equivalents and credit facilities availability	$5,181	$5,656

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Except for existing cash on hand, Mirant Corporation, Mirant Americas Generation and Mirant North America are dependent for liquidity on the distributions and dividends of their subsidiaries, or in the case of Mirant Americas Generation and Mirant North America, capital contributions, or in the case of Mirant North America, capacity available under its revolving credit and letter of credit facilities. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of their debt agreements and leveraged lease documentation, respectively. At March 31, 2008, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $613 million at Mirant North America and its subsidiaries. Of this amount, $244 million was held by Mirant Mid-Atlantic which, as of March 31, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the three months ended March 31, 2008, we expect Mirant North America will be able to distribute approximately $78 million to its parent in May 2008.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following activities: (1) capital expenditures required to keep our power generating facilities in operation; (2) debt service; (3) our asset management and proprietary trading activities; and (4) the Mirant Mid-Atlantic operating leases. In addition, our cash and cash equivalents will be reduced by the continued return of cash to stockholders pursuant to our announced plans.

Return of Cash to Stockholders.    We plan to return a total of $4.6 billion of excess cash to our stockholders. Of this amount, we had returned $1.73 billion through March 31, 2008 and $1.883 billion through May 2, 2008. See Overview in this Item 2 for further discussion of our stock repurchases.

Capital Expenditures.    Our capital expenditures for the three months ended March 31, 2008, were $143 million. Our estimated capital expenditures for the period April 1, 2008, through 2010 are $1.624 billion. See Overview in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide cash collateral or letters of credit for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of March 31, 2008, we had approximately $153 million of posted cash collateral and $320 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Of the letters of credit outstanding at March 31, 2008, $200 million was posted by Mirant North America under its senior secured term loan and the remainder was issued under Mirant North America’s $800 million senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activity, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of March 31, 2008 and December 31, 2007 (in millions):

	At March 31, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$141	$96
Cash collateral posted—other operating activities	12	14
Letters of credit—energy trading and marketing	130	100
Letters of credit—debt service and rent reserves	78	78
Letters of credit—other operating activities	112	112

Total	$473	$400

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represents a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of March 31, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first quarter of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of March 31, 2008, we have approximately $806 million of fuel commitments. Of this amount, $216 million relates to the remainder of 2008, $279 million relates to 2009, $152 million relates to 2010, $139 million relates to 2011 and $20 million relates to 2012. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. The Company has no fuel commitments for periods beyond 2012.

Cash Flows

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations increased $55 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily as a result of the following:

•	an increase of $34 million because of changes in funds on deposit. In 2008, we posted an additional $43 million of cash collateral compared to an additional $77 million in 2007;

•

an increase of $15 million related to a decrease in operations and maintenance expenses. Excluding the non-cash gain of $32 million in 2007 for curtailment of postretirement benefits, our operations and maintenance expense decreased $15 million in 2008 compared to 2007;

•

an increase of $28 million because of a decrease in interest expense, net. Interest income for 2008 increased as a result of higher cash balances primarily related to proceeds received from dispositions completed in the second and third quarters of 2007. Interest expense decreased as a result of lower outstanding debt and higher capitalized interest; partially offset by

•

a decrease in realized gross margin of $16 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007; and

•	a decrease of $13 million related to other working capital changes.

Investing Activities.    Net cash used in investing activities from continuing operations increased by $64 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily as a result of an increase of $67 million in capital expenditures primarily because of our environmental capital expenditures for our Maryland generating facilities.

Financing Activities.    Net cash used in financing activities from continuing operations increased by $431 million for the three months ended March 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase of $403 million in stock repurchases; and

•

an increase of $29 million in repayments of long-term debt. In 2008, we purchased and retired $26 million of Mirant Americas Generation senior notes due in 2011. In addition, we paid $136 million on the Mirant North America senior secured term loan compared to $133 million for the same period in 2007.

Discontinued Operations

Operating Activities.    In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Philippine and Caribbean businesses, six U.S. natural gas-fired facilities, and Mirant NY-Gen.

Investing Activities.    In 2008, net cash provided by investing activities from discontinued operations of $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen. In 2007, net cash used in investing activities from discontinued operations was $19 million primarily related to capital expenditures at our Caribbean businesses.

Financing Activities.    In 2007, net cash used in financing activities was $32 million and primarily related to the repayment of long term debt of $58 million, partially offset by a decrease in debt service reserves of $27 million at our Philippine business.

Other Developments

Shut Down of Lovett Generation Facility

In 2000, the State of New York issued an NOV to the previous owner of our Lovett facility alleging NSR violations associated with the operation of that facility prior to its acquisition by us. On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree (the “2003 Consent Decree”). The 2003 Consent Decree was approved by the Bankruptcy Court on October 15, 2003. Under the 2003 Consent Decree, Mirant Lovett had three options: (1) install emissions controls on Lovett’s two coal-fired units; (2) shut down unit 5 and convert unit 4 to natural gas; or (3) shut down both coal-fired units in 2007 and 2008. We concluded that the installation of the required emissions controls was uneconomic. We also concluded that operating unit 4 on natural gas was uneconomic.

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

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. We discontinued operation of unit 4 as of May 7, 2007. In addition, we discontinued operation of unit 3 because it was uneconomic to run the unit.

On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generating facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York. We shut down unit 5 on April 19, 2008, and we have begun to dismantle the Lovett facility. We expect the decommissioning of the Lovett facility to cost approximately $20 million. The exact amount and timing of such expenditures is not presently known.

Water Regulations

We are required under the Clean Water Act to comply with intake and discharge requirements, requirements for technological controls and operating practices. To discharge water, we must have permits under the Clean Water Act. Such permits typically are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This is particularly the case for regulatory requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the Clean Water Act. A 2007 decision by the United States Court of Appeals for the Second Circuit in Riverkeeper Inc. et al v. EPA, in which the court remanded to the EPA for reconsideration numerous provisions of the EPA’s section 316(b) regulations for existing power plants, has created substantial uncertainty about what technologies or other measures will be needed to satisfy section 316(b) requirements in the future and when any new requirements will be imposed. On April 14, 2008, the United States Supreme Court granted a petition for a writ of certiorari in the Riverkeeper case on the limited question of whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water structures. The EPA has not indicated what impact, if any, the Court’s review of this question will have on the EPA’s reconsideration of other aspects of the Section 316(b) regulations.

Kendall NPDES and Surface Water Discharge Permit.    On September 26, 2006, the Massachusetts Department of Environmental Protection (“MADEP”) and the EPA jointly issued to Mirant Kendall a Surface Water Discharge Permit (“SWDP”), a water quality certificate and an NPDES permit for the Kendall generating facility. The new permits impose new temperature limits at various points in the Charles River, an extensive temperature, water quality and biological monitoring program and a requirement to develop and install a barrier net system to reduce fish impingement and entrainment. The provisions regulating the thermal discharge could cause substantial curtailments of the operations of the Kendall facility. Mirant Kendall has appealed the permits in three proceedings: (1) appeal of the NPDES permit to the Environmental Appeals Board; (2) appeal of the SWDP to the Massachusetts Department of Environmental Protection; and (3) appeal of the water quality certification to the Massachusetts Department of Environmental Protection. The effect of the permits has been stayed pending the outcome of these appeals. The two appeals to the Massachusetts Department of Environmental Protection have been stayed pending the outcome of the appeal to the Environmental Appeals Board. On September 28, 2007, the Environmental Appeals Board stayed the appeal proceedings until April 18, 2008, in order for the EPA to address the sections of the permit that are affected by the EPA’s suspension of the 316(b) regulations as described above under “Water Regulations.” On March 6, 2008, the EPA and the MADEP issued a draft permit modification to address the 316(b) provisions of the permit. On April 23, 2008, the Environmental Appeals Board, at the EPA’s request, extended the stay of the appeal proceedings until May 28, 2008. On May 1, 2008, Mirant Kendall submitted comments on the draft permit modification. We are unable to predict the outcome of these proceedings.

Northeast Region—ISO New England Forward Capacity Market.    Our New England facilities participate in a market administered by ISO-NE. ISO-NE utilizes a locational marginal pricing model similar to that used in PJM and NYISO.

On March 6, 2006, a settlement proposal was filed with the FERC among ISO-NE and multiple market participants for a forward capacity market (the “FCM”) under which annual capacity auctions would be conducted for supply three years in advance of provision. The settlement provided for a four-year transition period during which capacity suppliers receive a set price for their capacity commencing on December 1, 2006, and continuing with price escalators through May 31, 2010. The first auction took place in February 2008 for the period June 1, 2010 to May 31, 2011. The clearing price was $4.50 per kW-month, which was the price floor established as part of the FCM settlement. Our generating facilities located in the ISO-NE market receive a capacity payment based on our pro-rata share of the capacity that was sold in the auction. The next auction for the period June 1, 2011 to May 31, 2012, will be held in December 2008. Beginning December 1, 2006, we began receiving capacity revenues under the FCM transition period. The FERC’s orders approving and implementing the FCM were appealed by various parties to the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). On March 28, 2008, the DC Circuit affirmed FERC’s approval of the FCM, including its transition period payments. The DC Circuit, however, rejected one element of the FCM that dealt with the legal standard of review for future challenges by non-settling parties to the transition payments and final auction prices. The DC Circuit rejected the more stringent “public interest” standard of review and found that the “just and reasonable” standard of review applies to non-settling parties. We do not think that a change to the legal standard of review will have an impact on the FCM or the capacity payments we receive under the FCM.

Mirant Potomac River State Operating Permits

On May 23, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to issue a state operating permit (the “Permit”) for the Potomac River facility that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units can operate at one time. We think these limits and constraints are unreasonable and arbitrary. The Virginia DEQ issued the Permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia, seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007, and the Permit issued by the Virginia DEQ on June 1, 2007. In March 2008, the Circuit Court of the City of Richmond upheld the Virginia State Air Pollution Control Board’s directive and the Permit. We have appealed that decision.

The Virginia State Air Pollution Control Board has stated that the Permit is intended to be supplanted by a more comprehensive permit. On October 19, 2007, the Virginia DEQ published a draft of a more comprehensive permit to solicit comments from the public. If it had been adopted as proposed, this comprehensive permit would have also imposed stringent limits on SO2 emissions that would have continued to limit Mirant Potomac River to operating no more than three of the five units of the Potomac River generating facility at any one time. On November 30, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to develop an alternative state operating permit that would require completion of a proposed project to merge the stacks of certain of the units at the Potomac River facility, set a single SO2 emissions limit for the facility and allow for greater operating flexibility. On December 21, 2007, the Virginia DEQ published a draft of this alternative state operating permit for public comment. If approved as currently drafted with some minor modifications, this alternative state operating permit would enable Mirant Potomac River to operate all five units of the facility at one time. In March 2008, the Virginia State Air Pollution Control Board set aside consideration of the draft permit published October 19, 2007, to focus its attention on the draft permit published December 21, 2007. We anticipate that the Virginia State Air Pollution Control Board will consider this proposed permit in May 2008.

Critical Accounting Estimates

The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our 2007 Annual Report on Form 10-K.

Fair Value Measurements

Nature of Estimates Required.    We measure fair value on a recurring basis for derivative energy contracts that economically hedge our electricity generating facilities or that are used in our proprietary trading activities. We use a variety of derivative contracts, such as forwards, futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to SFAS 133, derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities in our consolidated balance sheets. Transactions that do not qualify for fair value accounting under SFAS 133, are either not derivatives or qualify for a scope exception, and are accounted for under accrual accounting. With the adoption of SFAS 157 on January 1, 2008, we will no longer defer inception gains and losses.

Key Assumptions and Approach Used.    Determining the fair value of our derivatives is based largely on quoted prices from exchanges and independent brokers in active markets. Our view is that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. We determine the fair value of our derivative instruments as the difference in the transaction price and the market price, multiplied by quantity for each transaction. Since the adoption of SFAS 157 on January 1, 2008, we utilize for the market price the quoted bid or ask price for our derivative instruments.

If no active market exists, we estimate the fair value of certain derivative contracts using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our assets and liabilities classified as level 3 in the fair value hierarchy represent approximately 1% of our total assets and 0% of our total liabilities measured at fair value at March 31, 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for an explanation of the fair value hierarchy.

The fair value of price risk management assets and liabilities in our consolidated balance sheets is also affected by our assumptions as to time value, credit risk and nonperformance risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our price risk management assets is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us. The fair value of our price risk management liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties. The credit risk reflected in the fair value of our price risk management assets and the nonperformance risk reflected in the fair value of our price risk management liabilities is calculated with consideration of our master netting agreements with counterparties.

Effect if Different Assumptions Used.    The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on readily-available market information, there is not a significant range of values around the fair value estimate. For our derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on financial instruments related to energy trading and marketing activities.

Stock-Based Compensation

Nature of Estimates Required.    We account for stock-based compensation through the recognition in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees. We consider the assumptions inherent in our valuation and calculation of compensation expense critical to our unaudited condensed consolidated financial statements because the underlying assumptions are subject to significant judgment and the resulting compensation expense may be material to our results of operations.

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

We use Mirant’s own implied volatility of its traded options in accordance with SAB 107. Additionally, we assume there will be no dividends paid over the expected term of the awards. As a result of the lack of exercise history for the Company, the simplified method for estimating expected term has been used in accordance with SAB 107, to the extent applicable. In accordance with SAB 110, the simplified method can continue to be applied to stock option grants after December 31, 2007. We plan to continue applying the simplified method in estimating the expected term of future stock option grants until we have sufficient exercise history. The grant price used in the Black-Scholes option pricing model is the New York Stock Exchange closing price of our common stock on the day of grant. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

We have determined that all of the awards granted in 2008 and 2007 qualify for equity accounting treatment. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement. Compensation cost has been adjusted based on estimated forfeitures. During the three months ended March 31, 2008, we recognized approximately $7 million of compensation expense related to stock options, restricted shares and restricted stock units.

Effect if Different Assumptions Used.    As a result of the uncertainty, complexity and judgment involved in the valuation of stock options, the assumptions related to accounting for share-based payments could result in material changes to our unaudited condensed consolidated financial statements if different assumptions were used. A 10% increase in the volatility assumption for our valuation of stock options would result in an increase of less than $1 million in the recognized compensation expense for the three months ended March 31, 2008. A 1% increase in the forfeiture rate would result in a decrease of less than $1 million in the recognized compensation expense for the three months ended March 31, 2008. Generally, as the expected term, expected volatility and risk-free rate increase, the option’s fair value increases as a result of greater upside potential of the stock. However, as the expected dividend yield increases, the option’s fair value may decrease as option holders typically do not receive dividends.

See Note G to our unaudited condensed consolidated financial statements contained elsewhere in this report where further discussed.

Asset Retirement Obligations

Nature of Estimates Required.    We account for asset retirement obligations under SFAS 143 and under FIN 47. SFAS 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. We have identified certain retirement obligations within our power generating operations and have a noncurrent liability of $45 million recorded as of March 31, 2008. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and environmental obligations related to the closing of ash disposal sites.

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

Effect if Different Assumptions Used.    We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. A 1% increase in our rate of inflation would result in an approximate $4 million change to the asset retirement obligation recorded on our balance sheet as of March 31, 2008, and a 1% increase or decrease in our discount rate would result in an approximate $5 million change.

Litigation

See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our legal proceedings.

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

We are exposed to market risks associated with commodity prices, interest rates and credit risk. We adopted SFAS 157 on January 1, 2008, which affected our presentation and disclosure of derivative financial instruments used to mitigate our commodity price risk. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of SFAS 157. We also adopted FSP FIN 39-1 on January 1, 2008, and elected to discontinue the net presentation of assets and liabilities subject to master netting agreements. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of FSP FIN 39-1. The election to present our price risk management assets and price risk management liabilities on a gross basis does not affect our credit risk or value at risk at March 31, 2008.

The net fair value of our price risk management assets and liabilities was $(433) million at March 31, 2008. This amount does not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2008, these coal agreements had a net fair value of approximately $452 million.

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of March 31, 2008:

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment Grade	$205	$6	$199	77%
Non-Investment Grade	—	—	—	—%
No External Ratings:
Internally-rated Investment Grade	41	—	41	16%
Internally-rated Non-Investment Grade	19	—	19	7%
Not Internally Rated	—	—	—	—%

Total	$265	$6	$259	100%

[1]

The table excludes amounts related to contracts classified as normal purchase/normal sales and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.

[2]	Collateral includes cash and letters of credit and any cash collateral posted by us to a counterparty which is in excess of the amount currently owed to that counterparty.

For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements because of error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2008. Based upon this assessment, our management concluded that, as of March 31, 2008, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have occurred during the three month period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

There have been no material changes in risk factors since those reported in Mirant’s 2007 Annual Report on Form 10-K.

Item 2.	Share Repurchases

On November 9, 2007, we announced that we plan to return a total of $4.6 billion of excess cash to our stockholders, with the first stage of the cash distribution being accomplished through an accelerated share repurchase program for $1 billion, plus open market purchases for up to an additional $1 billion. In the fourth quarter of 2007, we repurchased approximately 26.66 million shares of common stock, subject to an adjustment at the conclusion of the program, for $1 billion through the accelerated share repurchase program. On February 29, 2008, we announced that we had decided to return the remaining $2.6 billion of cash through open market purchases of common stock but that we would continue to evaluate the most efficient method to return the cash to stockholders.

The following table sets forth information regarding open market repurchases of our common stock during the three-month period ended March 31, 2008:

Period	Total Number of Shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
	(in millions)		(in millions)	(in millions)
Jan 1, 2008—Jan 31, 2008	3.26	$35.95	3.26	$567.19
Feb 1, 2008—Feb 29, 2008	5.20	$36.43	5.20	$2,977.68
Mar 1, 2008—Mar 31, 2008	2.97	$36.11	2.97	$2,870.43

Total	11.43	$36.21	11.43

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Name
3.1*	Amended and Restated Certificate of Incorporation of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.1)
3.2*	Amended and Restated Bylaws of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.2)
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2008.

MIRANT CORPORATION

By:	/S/ THOMAS E. LEGRO
Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)