Form 10-Q
period 2008-06-30
MIRANT CORP
filed 2008-08-08
CIK 1010775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                 to

Commission File Number: 001-16107

Mirant Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-3538156
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Suite 100,	30338
Atlanta, Georgia	(Zip Code)
(Address of Principal Executive Offices)

(678) 579-5000
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at July 31, 2008, was 185,674,402.

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

Mirant Americas Generation—Mirant Americas Generation, LLC.

Mirant Bowline—Mirant Bowline, LLC.

Mirant Delta—Mirant Delta, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Lovett—Mirant Lovett, LLC.

Mirant MD Ash Management—Mirant MD Ash Management, LLC.

Mirant Mid-Atlantic—Mirant Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries.

Mirant New York—Mirant New York, LLC.

Mirant North America—Mirant North America, LLC.

Mirant NY-Gen—Mirant NY-Gen, LLC.

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Power Purchase—Mirant Power Purchase, LLC.

MW—Megawatt.

MWh—Megawatt hour.

NAAQS—National ambient air quality standard.

Net Capacity Factor—The average production as a percentage of the potential net dependable capacity used over a year.

New Mirant—Mirant Corporation on or after January 3, 2006.

NOV—Notice of violation.

NOx—Nitrogen oxides.

NSR—New source review.

NYISO—Independent System Operator of New York.

NYSDEC—New York State Department of Environmental Conservation.

NYSE—New York Stock Exchange.

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

Orange and Rockland—Orange and Rockland Utilities, Inc.

ii

OTC—Over-the-Counter.

Ozone Season—The period between May 1 and September 30 of each year.

Peaking Generating Units—Units used to meet demand requirements during the periods of greatest or peak load on the system.

Pepco—Potomac Electric Power Company.

PG&E—Pacific Gas & Electric Company.

PJM—PJM Interconnection, LLC.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “seek,” “plan,” “think,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•	our inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

•	the inability of our operating subsidiaries to generate sufficient cash flow to support our operations;

•	our ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	our ability to obtain adequate supply and delivery of fuel for our facilities;

•	curtailment of operations because of transmission constraints;

•	environmental regulations that restrict our ability or render it uneconomic to operate our business, including regulations related to the emission of CO2 and other greenhouse gases;

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

•

restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant North America contained in its financing agreements and restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect our ability to access the cash flows of those subsidiaries to make debt service and other payments; and

•	the disposition of the pending litigation described in this Form 10-Q.

Many of these risks, uncertainties and assumptions are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made.

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

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Operating revenues (including unrealized losses of $911 million, $78 million, $1.213 billion and $418 million, respectively)	$(393)	$542	$(91)	$893
Cost of fuel, electricity and other products (including unrealized (gains) losses of $(37) million, $13 million, $(36) million and $(22) million, respectively)	166	229	406	504

Gross Margin	(559)	313	(497)	389

Operating Expenses:
Operations and maintenance	203	199	369	348
Depreciation and amortization	40	32	73	64
Impairment losses	—	175	—	175
Gain on sales of assets, net	(12)	(22)	(16)	(24)

Total operating expenses	231	384	426	563

Operating Loss	(790)	(71)	(923)	(174)

Other Expense (Income), net:
Interest expense	48	63	100	130
Interest income	(21)	(34)	(53)	(53)
Other, net	5	(1)	6	(3)

Total other expense, net	32	28	53	74

Loss From Continuing Operations Before Reorganization Items, Net and Income Taxes	(822)	(99)	(976)	(248)
Reorganization items, net	—	(1)	—	(2)
Provision (benefit) for income taxes	10	(15)	10	(30)

Loss From Continuing Operations	(832)	(83)	(986)	(216)

Income From Discontinued Operations, net	49	1,339	51	1,420

Net Income (Loss)	$(783)	$1,256	$(935)	$1,204

Basic EPS:
Basic EPS from continuing operations	$(4.14)	$(0.32)	$(4.72)	$(0.84)
Basic EPS from discontinued operations	0.24	5.23	0.25	5.54

Basic EPS	$(3.90)	$4.91	$(4.47)	$4.70

Diluted EPS:
Diluted EPS from continuing operations	$(4.14)	$(0.32)	$(4.72)	$(0.84)
Diluted EPS from discontinued operations	0.24	5.23	0.25	5.54

Diluted EPS	$(3.90)	$4.91	$(4.47)	$4.70

Weighted average shares outstanding	201	256	209	256
Effect of dilutive securities	—	—	—	—

Weighted average shares outstanding assuming dilution	201	256	209	256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,699	$4,961
Funds on deposit	572	304
Receivables, net	876	589
Price risk management assets	3,206	687
Inventories	345	357
Prepaid expenses	126	142

Total current assets	7,824	7,040

Property, Plant and Equipment, net	2,873	2,590

Noncurrent Assets:
Intangible assets, net	201	206
Price risk management assets	448	153
Deferred income taxes	664	240
Prepaid rent	263	234
Other	66	75

Total noncurrent assets	1,642	908

Total Assets	$12,339	$10,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$42	$142
Accounts payable and accrued liabilities	1,016	718
Price risk management liabilities	3,827	709
Deferred income taxes	664	240
Other	16	12

Total current liabilities	5,565	1,821

Noncurrent Liabilities:
Long-term debt	2,780	2,953
Price risk management liabilities	1,134	261
Asset retirement obligations	39	44
Pension and postretirement obligations	106	101
Other	57	48

Total noncurrent liabilities	4,116	3,407

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at June 30, 2008 and December 31, 2007	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 302,575,938, and 301,196,073 at June 30, 2008 and December 31, 2007, respectively, and outstanding 178,247,069 shares and 221,811,972 at June 30, 2008 and December 31, 2007, respectively	3	3
Treasury stock, at cost, 124,328,869 shares and 79,384,101 shares at June 30, 2008 and December 31, 2007, respectively	(4,324)	(2,586)
Additional paid-in capital	11,387	11,357
Accumulated deficit	(4,422)	(3,486)
Accumulated other comprehensive income	14	22

Total stockholders’ equity	2,658	5,310

Total Liabilities and Stockholders’ Equity	$12,339	$10,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2007	$3	$(2,586)	$11,357	$(3,486)	$22
Net loss	—	—	—	(935)	—
Share repurchases	—	(1,738)	—	—	—
Stock-based compensation	—	—	15	—	—
Exercises of stock options and warrants	—	—	15	—	—
SFAS 157 adoption	—	—	—	1	—
SFAS 158 measurement date transition	—	—	—	(2)	(1)
Other comprehensive loss	—	—	—	—	(7)

Balance, June 30, 2008	$3	$(4,324)	$11,387	$(4,422)	$14

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in millions)
Net Income (Loss)	$(935)	$1,204
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	4
Pension and other post-retirement benefits	(7)	5

Other comprehensive income (loss), net of tax	(7)	9

Total Comprehensive Income (Loss)	$(942)	$1,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(935)	$1,204
Income from discontinued operations	51	1,420

Loss from continuing operations	(986)	(216)

Adjustments to reconcile net loss from continuing operations and changes in working capital to net cash provided by (used in) operating activities:
Depreciation and amortization	75	69
Impairment losses	—	175
Gain on sales of assets	(16)	(24)
Price risk management activities, net	1,177	396
Deferred income taxes	—	(49)
Stock-based compensation	13	14
Other postretirement benefits curtailment gain	(5)	(32)
Funds on deposit	(268)	(36)
Other, net	9	2
Changes in other working capital	(44)	58

Total adjustments	941	573

Net cash provided by (used in) operating activities of continuing operations	(45)	357
Net cash provided by operating activities of discontinued operations	46	166

Net cash provided by operating activities	1	523

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(288)	(178)
Capitalized interest for projects under construction	(23)	(8)
Proceeds from the sales of assets and other investments	15	34
Other	1	4

Net cash used in investing activities of continuing operations	(295)	(148)
Net cash provided by investing activities of discontinued operations	25	4,782

Net cash provided by (used in) investing activities	(270)	4,634

Cash Flows from Financing Activities:
Share repurchases	(1,737)	(10)
Repayment of long-term debt	(271)	(136)
Proceeds from exercises of stock options and warrants	15	5

Net cash used in financing activities of continuing operations	(1,993)	(141)
Net cash used in financing activities of discontinued operations	—	(668)

Net cash used in financing activities	(1,993)	(809)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1

Net Increase (Decrease) in Cash and Cash Equivalents	(2,262)	4,349
Cash and Cash Equivalents, beginning of period	4,961	1,139
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	247
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	62

Cash and Cash Equivalents, end of period	$2,699	$5,673

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$117	$183
Cash paid for income taxes	$—	$31
Cash paid for claims and professional fees from bankruptcy	$5	$33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. Description of Business

Mirant is a competitive energy company that produces and sells electricity in the United States. The Company owns or leases 10,097 MW of net electric generating capacity. The Company’s net electric generating capacity is located in the Mid-Atlantic and Northeast regions and in California. Mirant also operates an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Share Repurchases

On November 9, 2007, Mirant announced that it planned to return a total of $4.6 billion of excess cash to its stockholders, with the first stage of the cash distribution being accomplished through an accelerated share repurchase program for $1 billion, plus open market purchases for up to an additional $1 billion. On February 29, 2008, the Company announced that it had decided to return the remaining $2.6 billion of cash through open market purchases of common stock but that it would continue to evaluate the most efficient method to return the cash to stockholders. In the fourth quarter of 2007, the Company repurchased 26.66 million shares of common stock for $1 billion through the accelerated share repurchase program. The accelerated share repurchase program was completed on May 15, 2008, and Mirant received an additional 682,387 shares, resulting in a total of 27.34 million shares purchased. The final price of shares repurchased under the accelerated share repurchase program was $36.57 per share, which was determined based on a discount to the volume weighted average trading price of Mirant’s common stock over the period of the accelerated share repurchase program. In addition, Mirant has purchased approximately 52.48 million shares of its common stock for approximately $2.051 billion through open market purchases between November 9, 2007 and July 31, 2008. This amount includes 44.21 million shares that were purchased through open market purchases in the six months ended June 30, 2008, for approximately $1.735 billion.

B. Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries as well as VIEs in which Mirant has an interest and is the primary beneficiary. The financial statements have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2008, all of Mirant’s subsidiaries are wholly-owned. The Company’s obligations to MC Asset Recovery result in its treatment as a variable interest entity in which Mirant is the primary beneficiary as defined in FIN 46R. The entity, therefore, is included in the Company’s unaudited condensed consolidated financial statements. See Note K for further discussion of MC Asset Recovery.

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

In preparing the Company’s consolidated statement of cash flows for the year ended December 31, 2007, the Company discovered that capitalized interest for projects under construction had been included in cash flows from operating activities, rather than cash flows from investing activities. The result of the misstatement was an understatement of cash provided by operating activities and an understatement of cash used in investing activities of approximately $8 million for the six months ended June 30, 2007. The misstatement had no effect on cash, net income or stockholders’ equity. The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2007, has been adjusted to reflect the immaterial correction of this misstatement.

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

Capitalization of Interest Cost

Mirant capitalizes interest on projects during their construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed. For the three and six months ended June 30, 2008 and 2007, the Company incurred the following interest costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total interest costs	$60	$68	$123	$139
Capitalized and included in property, plant and equipment, net	(12)	(5)	(23)	(9)

Interest expense	$48	$63	$100	$130

The amounts of capitalized interest above include interest accrued. For the three and six months ended June 30, 2008, cash paid for interest was $128 million and $140 million, respectively, of which $20 million and $23 million, respectively, was capitalized. For the three and six months ended June 30, 2007, cash paid for interest was $174 million and $191 million, respectively, of which $2 million and $8 million, respectively, was capitalized.

Pension and Other Postretirement Benefits

Curtailments

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

During the second quarter of 2008, Mirant severed certain employees as a result of the shutdown of the Lovett facility. As a result, the Company recognized a curtailment gain on pension and postretirement benefits of approximately $5 million. This gain is included as a reduction of operations and maintenance expense on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008.

Pension Plan Asset Value

Mirant uses a mix of equities and fixed income investments with the objective of maximizing the long-term return of pension plan assets for a prudent level of risk. The Company’s risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Primarily as a result of declines in the overall market of equity securities during the first six months of 2008, the fair value of Mirant’s pension plan assets has declined to $182 million at June 30, 2008, from $205 million at the Company’s most recent measurement date of September 30, 2007.

Recently Adopted Accounting Standards

SFAS 157.    On September 15, 2006, the FASB issued SFAS 157, which established a framework for measuring fair value under GAAP and expanded its disclosure about fair value measurement. SFAS 157 required companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3 as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the Level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS 157 was effective at the beginning of the first fiscal year after November 15, 2007. Mirant adopted the provisions of SFAS 157 on January 1, 2008, for financial instruments and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis.

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

SFAS 157 also clarified that non-performance risk, including an issuer’s credit standing, should be considered when measuring liabilities at fair value, precludes the use of a block discount when measuring instruments traded in an actively quoted market at fair value and requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.

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

The provisions of SFAS 157 are applied prospectively, except for the initial effect on three specific items: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price presumption under EITF 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price, and (3) blockage factor discounts. Adjustments to these items required under SFAS 157 are recorded as a transition adjustment to beginning retained earnings in the year of adoption. Upon adoption of SFAS 157, the Company recognized a gain of approximately $1 million as a cumulative-effect adjustment to accumulated deficit on January 1, 2008. The cumulative-effect adjustment relates entirely to the recognition of inception gains and losses formerly deferred under EITF 02-3. See Note C for further discussion of SFAS 157.

SFAS 159.    On February 15, 2007, the FASB issued SFAS 159, which permitted an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS 159 was effective at the beginning of the first fiscal year after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not affect the Company’s statements of operations, financial position or cash flows because the Company did not elect the fair value option for any of its financial instruments.

FSP FIN 39-1.    On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 was effective at the beginning of the first fiscal year after November 15, 2007. In March 2008, the FASB issued SFAS 161 which, upon adoption, requires the presentation of disclosures for derivative and hedging activities on a gross basis. In SFAS 161, the FASB expressed the view that disclosing the fair value amounts of derivative instruments on a gross basis provides better information about how companies are managing risks. As a result, the Company reevaluated its policy related to the net presentation of the price risk management assets and liabilities and related receivables and payables subject to master netting agreements. The Company elected to discontinue the net presentation of assets and liabilities subject to master netting agreements upon adoption of FSP FIN 39-1 on January 1, 2008. As required by FSP FIN 39-1, amounts at December 31, 2007, are also presented on a gross basis in the unaudited condensed consolidated balance sheet for consistent presentation. As a result, total assets and total liabilities as of December 31, 2007, both increased by $1.086 billion. The change to gross presentation had no effect on net income, earnings per share or stockholders’ equity.

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

At June 30, 2008, the Company had approximately $118 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheet. In addition, approximately $1 million of cash collateral payable to counterparties under master netting agreements was included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

SAB 110.    On December 21, 2007, the SEC issued SAB 110, which amended SAB 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007. The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available. The Company adopted SAB 110 on January 1, 2008, and will continue to use the simplified method until it has sufficient exercise history.

SFAS 158.    On September 29, 2006, the FASB issued SFAS 158, which includes the requirement to measure postretirement plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement. This requirement is effective for fiscal years ending after December 15, 2008. The Company used a September 30 measurement date in 2007 and prior years and will transition to a fiscal year-end measurement date at December 31, 2008. Mirant elected to use the alternative transition method under SFAS 158. This election resulted in an increase to accumulated deficit of approximately $2 million in 2008 that represents approximately one quarter of the annual net periodic benefit cost.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS 141R will become effective as of that date for all acquisitions, regardless of the acquisition date. SFAS 141R amends SFAS 109 to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R further amends SFAS 109 and FIN 48, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances. The Company is currently evaluating the potential effect of adopting SFAS 141R.

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

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Company utilizes derivative contracts to manage exposure to commodity price risks and changes in conversion spreads and for proprietary trading activities. The standard will require the Company to enhance disclosures related to the objectives and strategy for using economic hedges and their effect on the Company’s statements of operations, financial position and cash flows. The Company will adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential effect of adopting SFAS 161 on its disclosures in the Company’s unaudited condensed consolidated financial statements.

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

Adoption of SFAS 157

Effective January 1, 2008, the Company adopted SFAS 157 as discussed in Note B, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. SFAS 157 clarifies that fair value should be measured at the exit price, which is the price to sell an asset or transfer a liability. The exit price may or may not equal the transaction price and the exit price objective applies regardless of the Company’s intent or ability to sell the asset or transfer the liability at the measurement date. In applying the exit price objective upon adoption of SFAS 157, the Company measures fair value based on the bid or ask price from independent broker quotes for its price risk management assets and liabilities.

Derivative instruments are recorded at their estimated fair value in the Company’s accompanying condensed consolidated balance sheets as price risk management assets and liabilities except for certain transactions that qualify for the normal purchase or normal sale exception election that allows accrual accounting treatment. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity, and volatility factors underlying options and contracts. The fair value of certain derivative contracts is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The nominal value of the transaction is discounted using a LIBOR forward interest rate curve. In addition, by applying a credit reserve which is calculated based on published default probabilities for the actual and potential asset value, the fair value of Mirant’s derivative contracts reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by applying a reserve for non-performance which is calculated based on the probability of Mirant defaulting, Mirant adjusts its price risk management liabilities to reflect the price at which a potential market participant would be willing to assume Mirant’s liabilities.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Changes in the fair value and settlements of derivative contracts for proprietary trading activities are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2008, the Company does not have any derivative instruments for which hedge accounting, as defined by SFAS 133, has been elected.

The following table provides a summary of the factors affecting the change in fair value of the price risk management asset and liability accounts for the six months ended June 30, 2008 (in millions):

Fair value of portfolio of assets and liabilities at January 1, 2008, net[1]	$(129)
Gains (losses) recognized in the period, net:
New contracts[2]	(283)
Roll off of previous values[3]	67
Other changes in fair value, including valuation adjustments	(851)
Purchases, issuances, and settlements[4]	(111)

Fair value of portfolio of assets and liabilities at June 30, 2008, net	$(1,307)

[1]

Reflects the Company’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]	The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period.
[3]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[4]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

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

Level 2 inputs—Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using quotes from independent brokers or other valuation methodologies. These include widely-accepted methodologies that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, swaps and options.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of

June 30, 2008, by category and tenor, respectively. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. At June 30, 2008, the Company’s only financial assets and liabilities measured at fair value on a recurring basis are price risk management derivative financial instruments.

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2008, by category (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$228	$3,381	$45	$3,654
Total liabilities	(224)	(4,718)	(19)	(4,961)

Total	$4	$(1,337)	$26	$(1,307)

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2008, by tenor (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$(5)	$(431)	$30	$(406)
2009	9	(463)	3	(451)
2010	—	(222)	(3)	(225)
2011	—	(85)	(4)	(89)
2012	—	(80)	—	(80)
Thereafter	—	(56)	—	(56)

Total	$4	$(1,337)	$26	$(1,307)

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2008 and December 31, 2007, was approximately 26 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at June 30, 2008 and December 31, 2007, was approximately 48 million equivalent MWh and 26 million equivalent MWh, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities categorized in Level 3 and the amount included in earnings for the six months ended June 30, 2008 (in millions):

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities) [1]	(12)
Purchases, issuances, and settlements[2]	7
Transfers in and /or out of Level 3[3]	19

Fair value of assets and liabilities categorized in Level 3 at June 30, 2008	$26

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

[2]	Represents the total cash settlements during each quarterly reporting period that existed at the beginning of each quarterly reporting period.
[3]

Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$19	$—	$19	$18	$(3)	$15
Gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	19	—	19	19	2	21

D. Debt

Long-term debt is as follows (in millions):

	At June 30, 2008	At December 31, 2007	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$677	$811	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)
Mirant North America:
Senior secured term loan, due 2008 to 2013	417	555	LIBOR + 1.75%	Secured
Senior notes, due 2013	850	850	7.375%	Unsecured
Capital leases, through 2008 to 2015	31	32	7.375% - 8.19%

Total	2,822	3,095
Less: current portion of long-term debt	(42)	(142)

Total long-term debt, excluding current portion	$2,780	$2,953

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation and are not recourse to any subsidiary or affiliate of Mirant Americas Generation. In the six months ended June 30, 2008, the Company purchased $134 million of Mirant Americas Generation senior notes due in 2011. In addition, in July 2008, the Company purchased and retired an additional $27 million of the senior notes.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million senior secured revolving credit facility and a senior secured term loan with an initial principal balance of $700 million amortized to $417 million as of June 30, 2008. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. On June 30, 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $52 million of letters of credit previously supported by the cash collateral account and withdrew approximately $52 million from the cash collateral account, thereby reducing the cash collateral account to approximately $148 million. On July 3, 2008, approximately $26 million of letters of credit previously supported by the cash collateral account were transferred to the senior secured revolving credit facility and approximately $26 million was withdrawn from the cash collateral account, thereby reducing the balance in the cash collateral account to approximately $122 million. At June 30, 2008, there were approximately $299 million of letters of credit outstanding under the $800 million senior secured revolving credit facility. At June 30, 2008, a total of $501 million was available under the senior secured revolving credit facility and the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to the quarterly principal installments of $1.32 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2008, the Company made a mandatory principal prepayment of approximately $135 million on the term loan. Based on projections for 2008, the current estimate of the mandatory principal prepayment of the term loan in March 2009 is approximately $32 million. This amount has been reclassified from long-term debt to current portion of long-term debt at June 30, 2008. The majority of the difference between the March 2008 prepayment and the expected March 2009 prepayment results from the significant increase in expected capital expenditures in 2008 compared to 2007.

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

Mirant North America Senior Notes

The senior notes due in 2013 are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes are nonrecourse to any other Mirant entities.

E. Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that were sold in 2007.

The Company completed the following sales in 2007:

•	Six U.S. natural gas-fired facilities on May 1, 2007;

•	Mirant NY-Gen on May 7, 2007;

•	The Philippine business on June 22, 2007; and

•	The Caribbean business on August 8, 2007.

As part of the sale of the Philippine business, Mirant retained the rights to future insurance recoveries related to outages of the Sual generating facility that occurred prior to the sale. In 2007, the Company received a total of $23 million related to these recoveries. In May 2008, the Company entered into a settlement for approximately $50 million in additional insurance recoveries. As of June 30, 2008, the Company had received all of the additional insurance recoveries. For the three and six months ended June 30, 2008, income from discontinued operations includes a gain of $50 million related to this settlement. Of this amount, $41 million related to business interruption recoveries and $9 million related to property insurance recoveries.

For the six months ended June 30, 2008, income from discontinued operations also includes final working capital adjustments related to the 2007 sale of the Caribbean business.

For the three and six months ended June 30, 2007, income from discontinued operations included the results of operations and gain on sale of assets of the sales completed in 2007.

The following summarizes certain financial information of the discontinued operations (in millions):

	Three Months Ended June 30, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$14	$99	$220	$333
Operating expenses:
Gain on sales of assets	(24)	(2,010)	—	(2,034)
Other operating expenses	19	21	176	216

Total operating expenses (income)	(5)	(1,989)	176	(1,818)

Operating income	19	2,088	44	2,151
Other expense, net[1]	2	782	28	812

Net income	$17	$1,306	$16	$1,339

	Six Months Ended June 30, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$58	$200	$407	$665
Operating expenses:
Gain on sales of assets	(39)	(2,010)	—	(2,049)
Other operating expenses	65	66	334	465

Total operating expenses (income)	26	(1,944)	334	(1,584)

Operating income	32	2,144	73	2,249
Other expense, net[1]	4	787	38	829

Net income	$28	$1,357	$35	$1,420

[1]	Includes an income tax provision of $710 million related to the reversal of deferred tax assets as a result of the sale of the Philippine business.

F. Impairments on Assets Held and Used

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

In 2000, the State of New York issued an NOV to the previous owner of the Company’s Lovett facility alleging NSR violations associated with the operation of that facility prior to its acquisition by the Company. On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree (the “2003 Consent Decree”). The 2003 Consent Decree was approved by the Bankruptcy Court on October 15, 2003. Under the 2003 Consent Decree, Mirant Lovett had three options: (1) install emissions controls on the Lovett facility’s two coal-fired units (units 4 and 5); (2) shut down unit 4 and convert unit 5 to natural gas; or (3) shut down unit 5 in 2007 and unit 4 in 2008. The Company concluded that the installation of the required emissions controls was uneconomic. The Company also concluded that operating unit 5 on natural gas was uneconomic.

On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility in April 2007.

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. The Company discontinued operation of unit 4 as of May 7, 2007. In addition, the Company discontinued operation of unit 3 because it was uneconomic to run the unit.

In the second quarter of 2007, the Company performed an impairment analysis of the Lovett facility and as a result of this analysis, recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. The carrying value of the Lovett facility prior to the impairment was approximately $185 million. The remaining depreciable life for the Lovett facility was also adjusted to April 30, 2008, based on the high likelihood of a shutdown of unit 5 on that date.

On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generating facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York. The Company ceased operation of unit 5 on April 19, 2008, and has begun to dismantle the Lovett facility. The Company expects the decommissioning of the Lovett facility to cost approximately $22 million. The Company has incurred approximately $15 million of decommissioning costs through June 30, 2008. In addition, in connection with the severance of certain employees at Mirant Lovett, the Company has recognized a curtailment gain on pension and postretirement benefits of approximately $5 million in the second quarter of 2008.

G. Guarantees and Letters of Credit

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

Upon issuance or modification of a guarantee, the Company determines if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation. The Company did not have any guarantees at June 30, 2008, that met the recognition requirements under FIN 45.

For the six months ended June 30, 2008, Mirant had net increases to its guarantees of approximately $16 million. These increases were primarily attributable to increases in certain commercial purchase and sale agreements. For the six months ended June 30, 2008, Mirant had net increases to its letters of credit issued of approximately $157 million.

This Note should be read in conjunction with the complete description under Note 10, Commitments and Contingencies—Guarantees, to the Company’s financial statements in its 2007 Annual Report on Form 10-K.

H. Stock-based Compensation

During the first quarter of 2008, the Company granted stock options and issued restricted stock units to executives and certain other employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a five-year term and the stock options and restricted stock units vest in three equal installments on each of the first, second and third anniversaries of the grant date. The stock options have an exercise price of $37.02, the Company’s closing stock price on the day of the grant, and a grant date fair value of $9.50. The restricted stock units have a grant date fair value of $37.02, the Company’s closing stock price on the day of the grant.

During the second quarter of 2008, the Company issued restricted stock units to non-management members of the Board of Directors under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The restricted stock units vest on the first anniversary of the grant date and have a grant date fair value of $38.88, the Company’s closing stock price on the day of the grant.

Activity for the six months ended June 30, 2008, is as follows:

Stock Options—Service-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	2,904,044	$27.25
Granted	740,138	$37.02
Exercised or converted	(579,384)	$25.74
Forfeited	(57,818)	$35.34

Outstanding at June 30, 2008	3,006,980	$29.79	$28

Exercisable or convertible at June 30, 2008	1,347,412	$26.48	$17

Cash proceeds from exercise of options for the six months ending June 30, 2008	$14,916,111

Stock Options—Performance-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008 and June 30, 2008	830,000	$28.89

Exercisable or convertible at June 30, 2008	830,000	$28.89	$9

Restricted Stock Units and Restricted Stock Shares—Service-based

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	629,973	$32.54
Granted	395,441	$37.09
Vested	(261,808)	$31.62
Forfeited	(58,190)	$37.02

Outstanding at June 30, 2008	705,416	$35.07

Restricted Stock Units—Performance-based

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	246,990	$29.22
Vested	(246,990)	$29.22
Forfeited	—	—

Outstanding at June 30, 2008	—	—

During the three and six months ended June 30, 2008, the Company recognized approximately $6 million and $13 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units compared to approximately $7 million and $14 million, respectively, for the same periods in 2007. These amounts were included in operations and maintenance expense in the unaudited condensed consolidated statements of operations.

As of June 30, 2008, there was approximately $34 million of total unrecognized compensation cost, excluding estimated forfeitures, related to non-vested stock-based awards.

I. Earnings per Share

Mirant calculates basic EPS by dividing income available to stockholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including restricted shares, restricted stock units, stock options and warrants. In accordance with SFAS 128, diluted EPS is computed in the same manner as basic EPS if there is a loss from continuing operations.

The following table shows the computation of basic and diluted EPS (in millions except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss from continuing operations	$(832)	$(83)	$(986)	$(216)
Net income from discontinued operations	49	1,339	51	1,420

Net income (loss) as reported	$(783)	$1,256	$(935)	$1,204

Basic and diluted:
Weighted average shares outstanding—basic	201	256	209	256
Shares from assumed exercise of warrants and options	23	29	22	26
Shares from assumed vesting of restricted stock and restricted stock units	1	1	1	1

Weighted average shares outstanding—diluted	225	286	232	283

Basic EPS
EPS from continuing operations	$(4.14)	$(0.32)	$(4.72)	$(0.84)
EPS from discontinued operations	0.24	5.23	0.25	5.54

Basic EPS	$(3.90)	$4.91	$(4.47)	$4.70

Diluted EPS
EPS from continuing operations	$(4.14)	$(0.32)	$(4.72)	$(0.84)
EPS from discontinued operations	0.24	5.23	0.25	5.54

Diluted EPS	$(3.90)	$4.91	$(4.47)	$4.70

During July 2008, approximately 7.8 million Series A warrants and approximately 9.9 million Series B warrants were exercised, resulting in the issuance of 8.0 million shares.

J. Segment Reporting

The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,244 MW. The Northeast segment consists of generating facilities located in Massachusetts and New York with total net generating capacity of 2,506 MW. The Company’s California segment consists of three generating facilities located in or near the City of San Francisco, which have total net generating capacity of 2,347 MW. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on the Company’s invested cash balances. For the three and six months ended June 30, 2007, Other Operations also included gains and losses related to a long-term PPA with Pepco (the “Back-to-Back Agreement”), which was terminated pursuant to a settlement that became effective in the third quarter of 2007. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2008:
Operating revenues[1]	$(499)	$113	$44	$(51)	$—	$(393)
Cost of fuel, electricity and other products[2]	106	63	13	(16)	—	166

Gross Margin	(605)	50	31	(35)	—	(559)

Operating Expenses:
Operations and maintenance	113	56	22	12	—	203
Depreciation and amortization	23	4	10	3	—	40
Loss (gain) on sales of assets, net	(2)	(12)	(1)	—	3	(12)

Total operating expenses	134	48	31	15	3	231

Operating income (loss)	(739)	2	—	(50)	(3)	(790)

Total other expense, net	—	1	—	31	—	32

Income (loss) from continuing operations before income taxes	(739)	1	—	(81)	(3)	(822)
Provision for income taxes	—	—	—	10	—	10

Income (loss) from continuing operations	$(739)	$1	$—	$(91)	$(3)	$(832)

Total assets at June 30, 2008	$5,124	$731	$190	$10,457	$(4,163)	$12,339

[1]	Includes unrealized losses of $829 million, $27 million and $55 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized gains of $11 million and $26 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2008:
Operating revenues[1]	$(389)	$254	$86	$(42)	$—	$(91)
Cost of fuel, electricity and other products[2]	252	152	26	(24)	—	406

Gross Margin	(641)	102	60	(18)	—	(497)

Operating Expenses:
Operations and maintenance	210	97	40	22	—	369
Depreciation and amortization	44	10	14	5	—	73
Loss (gain) on sales of assets, net	(2)	(16)	(1)	—	3	(16)

Total operating expenses	252	91	53	27	3	426

Operating income (loss)	(893)	11	7	(45)	(3)	(923)

Total other expense, net	—	—	—	53	—	53

Income (loss) from continuing operations before income taxes	(893)	11	7	(98)	(3)	(976)
Provision for income taxes	—	—	—	10	—	10

Income (loss) from continuing operations	$(893)	$11	$7	$(108)	$(3)	$(986)

Total assets at June 30, 2008	$5,124	$731	$190	$10,457	$(4,163)	$12,339

[1]	Includes unrealized losses of $1.124 billion, $40 million and $49 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized gains of $6 million and $30 million for Mid-Atlantic and Northeast, respectively.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2007:
Operating revenues[1]	$290	$171	$40	$41	$—	$542
Cost of fuel, electricity and other products[2]	107	101	9	15	(3)	229

Gross Margin	183	70	31	26	3	313

Operating Expenses:
Operations and maintenance	91	49	16	43	—	199
Depreciation and amortization	20	6	4	2	—	32
Impairment losses	—	175	—	—	—	175
Gain on sales of assets, net	(1)	(15)	(1)	(5)	—	(22)

Total operating expenses	110	215	19	40	—	384

Operating income (loss)	73	(145)	12	(14)	3	(71)

Total other expense (income), net	(2)	(4)	(2)	36	—	28

Income (loss) from continuing operations before reorganization items and income taxes	75	(141)	14	(50)	3	(99)
Reorganization items, net	—	(1)	—	—	—	(1)
Provision (benefit) for income taxes	—	—	—	(15)	—	(15)

Income (loss) from continuing operations	$75	$(140)	$14	$(35)	$3	$(83)

Total assets at December 31, 2007	$4,008	$696	$195	$7,327	$(1,688)	$10,538

[1]	Includes unrealized gains of $24 million for Northeast and unrealized losses of $28 million and $74 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $6 million and $7 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2007:
Operating revenues[1]	$347	$324	$85	$137	$—	$893
Cost of fuel, electricity and other products[2]	237	213	22	41	(9)	504

Gross Margin	110	111	63	96	9	389

Operating Expenses:
Operations and maintenance	174	92	36	46	—	348
Depreciation and amortization	39	13	7	5	—	64
Impairment losses	—	175	—	—	—	175
Loss (gain) on sales of assets, net	(2)	(25)	(2)	(5)	10	(24)

Total operating expenses	211	255	41	46	10	563

Operating income (loss)	(101)	(144)	22	50	(1)	(174)

Total other expense (income), net	(3)	(6)	(5)	88	—	74

Income (loss) from continuing operations before reorganization items and income taxes	(98)	(138)	27	(38)	(1)	(248)
Reorganization items, net	—	(2)	—	—	—	(2)
Provision (benefit) for income taxes	—	—	—	(30)	—	(30)

Income (loss) from continuing operations	$(98)	$(136)	$27	$(8)	$(1)	$(216)

Total assets at December 31, 2007	$4,008	$696	$195	$7,327	$(1,688)	$10,538

[1]	Includes unrealized losses of $344 million, $63 million and $11 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized losses of $9 million for Mid-Atlantic and unrealized gains of $31 million for Northeast.

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

Environmental Matters

Kivalina Suit.    On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the United States District Court for the Northern District of California against several owners of generating facilities, including Mirant Corporation, several oil companies and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs asserted claims for nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit sought damages for lost property values and for the cost of relocating the village, which cost was alleged to be $95 million to $400 million. On June 4, 2008, the district court entered an order granting a stipulation filed jointly by the plaintiffs and Mirant dismissing with prejudice the claims against Mirant.

EPA Information Request.    In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River facility in Virginia and the Chalk Point, Dickerson and Morgantown facilities in Maryland. The requested information concerned the period of operations that predates the ownership and lease of those facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic. If a violation is determined to have occurred at any of the facilities, Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic, as the owner or lessee of the facility, may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Mirant Chalk Point and Mirant Mid-Atlantic are installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown facilities in Maryland to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, Mirant Potomac River, Mirant Chalk Point, or Mirant Mid-Atlantic could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility at issue, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for Mirant Potomac River, Mirant Chalk Point, and Mirant Mid-Atlantic.

Mirant Potomac River NAAQS Exceedance.    On March 23, 2007, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations on February 23, 2007, by operating the Potomac River facility in a manner that resulted in a monitored exceedance in a twenty-four hour period of the NAAQS for SO2. As noted in the NOV, Mirant Potomac River was operating on February 23, 2007, as directed by PJM in accordance with a DOE order during a scheduled outage of the Pepco transmission lines serving Washington, D.C. The NOV asserts that plant operators did not implement appropriate actions to minimize SO2 emissions. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000. On July 2, 2008, Mirant Potomac River and the Virginia DEQ entered into a Consent Order that resolved this NOV issued March 23, 2007, and the NOV issued March 12, 2008, that is described below in Mirant Potomac River Wind Screen NOV. Under the Consent Order, Mirant Potomac River paid a civil charge of $52,000 in settlement of both NOVs and agreed to submit for review by the Virginia DEQ certain operating procedures for the purpose of minimizing air emissions from the Potomac River generating facility.

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

In late May 2008, the MDE filed a complaint in the Circuit Court for Charles County, Maryland, against Mirant MD Ash Management and Mirant Mid-Atlantic. The complaint alleges violations of Maryland’s water pollution laws similar to those asserted in the April 2, 2008, letter from the Environmental Integrity Project and the Potomac Riverkeeper. The MDE seeks injunctive relief and civil penalties of up to $10,000 per day for each violation. Mirant MD Ash Management and Mirant Mid-Atlantic dispute the claims of MDE, and on July 23, 2008, filed a motion seeking dismissal of the MDE complaint.

Mirant Potomac River Wind Screen NOV.    On March 12, 2008, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations by failing in a timely manner to report to the Virginia DEQ and to correct deficiencies in the windscreens installed on fencing surrounding the coal pile at the Potomac River facility. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000. On July 2, 2008, Mirant Potomac River and the Virginia DEQ entered into a Consent Order that resolved this NOV issued March 12, 2008, and the NOV issued March 23, 2007, that is described above in Mirant Potomac River NAAQS Exceedance. Under the Consent Order, Mirant Potomac River paid a civil charge of $52,000 in settlement of both NOVs and agreed to submit for review by the Virginia DEQ certain operating procedures for the purpose of minimizing air emissions from the Potomac River generating facility.

New York State Administrative Claims.    On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company’s Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York cited various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. The State of New York and the NYSDEC executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006. The specific matters upon which the NYSDEC’s January 24, 2006, administrative claim was based have been separately resolved with the NYSDEC.

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

Riverkeeper Suit Against Mirant Lovett.    On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating facility and to perform monitoring for the exclusion of certain aquatic organisms from the facility’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating facility in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stayed the suit until 60 days after the entry of the order by the Bankruptcy Court confirming the plan of reorganization for Mirant Lovett became final and non-appealable, which stay expired in late 2007. Mirant Lovett has filed a motion seeking dismissal of the suit on the grounds that the complaint failed to state a claim upon which relief can be granted and that the closure of the Lovett generating facility in April 2008 mooted the plaintiff’s request for injunctive relief.

Lovett Coal Ash Management Facility Notice of Hearing and Complaint.    On April 16, 2008, the staff of the NYSDEC filed a complaint with the NYSDEC against Mirant Lovett alleging various violations of New York’s Environmental Conservation Law arising from the coal ash management facility (“CAMF”) located at the Lovett generating facility, including the alleged discharge of pollutants into the groundwater in excess of allowed levels. The complaint also contends that Mirant Lovett failed to provide an adequate Leachate Assessment Report related to the CAMF that the NYSDEC staff asserts was required under the terms of a Consent Order dated June 2, 2006. The complaint requests that Mirant Lovett be required to perform various assessments related to groundwater quality and causes of leachate from the CAMF and seeks assessment of a civil penalty of $200,000 and the recovery of $15,000 for the portion of a penalty imposed under the June 2, 2006, Consent Order that had been suspended. Mirant Lovett disputes the allegations made by the NYSDEC staff in its complaint and thinks that it has complied with the June 2, 2006, Consent Order.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors, Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas, emerged from bankruptcy on various dates in 2007. As of June 30, 2008, approximately one million of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that Mirant has emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

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

Actions Pursued by MC Asset Recovery

In 2005, Mirant Corporation and various of its subsidiaries filed actions in the Bankruptcy Court against several parties seeking to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings, and asserting other related claims. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent by the resulting transfers and that they did not receive fair value for those transfers. In addition to these avoidance actions, the official Committee of Unsecured Creditors of Mirant Corporation filed an action against Arthur Andersen on behalf of the Mirant Debtors alleging malpractice. Under the Plan, the rights to most of these avoidance actions, and the suit filed against Arthur Andersen, were transferred to MC Asset Recovery. MC Asset Recovery, although wholly-owned by Mirant, is governed by managers who are independent of Mirant and its other subsidiaries. Mirant is obligated to make capital contributions to MC Asset Recovery as necessary to pay professional fees and certain other costs incurred by MC Asset Recovery, including expert witness fees and other costs of the avoidance actions and the Andersen suit. Mirant and MC Asset Recovery have agreed to limit the total amount of funding to be provided by Mirant to MC Asset Recovery to $67.8 million, and that amount has been fully accrued at June 30, 2008.

Under the Plan, any cash recoveries received by MC Asset Recovery from the avoidance actions or the Andersen suit, net of fees and costs incurred in prosecuting the actions (including all capital contributions from Mirant), are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant Corporation immediately prior to the effective date of the Plan except where such a recovery results in an allowed claim in the bankruptcy proceedings, as described below. Mirant may not reduce such payments for the taxes owed on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests under the Plan by the amount of any taxes it will owe on the amount in excess of $175 million. Most of the actions transferred to MC Asset Recovery remain pending, and through June 30, 2008, none of those actions has resulted in any recovery.

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

Mirant Americas Energy Marketing Contract Dispute with Southern California Water.    On December 21, 2001, Southern California Water Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, western power markets were dysfunctional and non-competitive. The contract was for the purchase of 15 MWs during the period April 1, 2001, through December 31, 2006. On June 25, 2003, the FERC dismissed this proceeding. Southern California Water appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the complaint and a number of other similar complaints and remanded the proceedings to the FERC. On June 26, 2008, the United States Supreme Court affirmed the remand of the Southern California Water proceeding and the other similar proceedings to the FERC, concluding that the FERC should analyze further (1) whether the contracts at issue imposed an excessive burden on consumers in the later periods covered by the contracts, not just at their outset, and (2) whether any of the sellers engaged in unlawful market manipulation, which the Court concluded would remove the premise underlying the FERC’s dismissal of the complaints that the rates agreed to in the contracts were based on fair, arm’s length negotiations. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing’s contract obligations to Southern California Water Company, including any potential refund obligations.

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

On May 16, 2008, the FERC issued an order eliminating the exemptions to the Offer Capping Rules challenged by the MD PSC in its complaint, denying the MD PSC’s request for refunds, and establishing a proceeding to examine what test should be applied to determine whether a generator should be exempted from the Offer Capping Rules because of lack of market power in circumstances where transmission constraints require the dispatch of a higher priced generating facility in lieu of available lower priced generation. A coalition of electricity generators, of which the Company is a member, has filed a request for rehearing.

Complaint Challenging Capacity Rates Under PJM’s RPM Tariff

On May 30, 2008, a variety of parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey, and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the “RPM Buyers”), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under PJM’s reliability pricing model (“RPM”) tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (i) the time between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (ii) the administrative process established under the RPM tariff was inadequate to restrain the exercise of market power through the withholding of capacity to increase prices, and (iii) the locational pricing established under the RPM tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Company expects to receive for the periods June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. The Company is opposing the rate reductions sought by the RPM Buyers but cannot predict the outcome of this proceeding.

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

City of Sandy Springs Business and Occupation Taxes Dispute

Mirant’s corporate headquarters and its asset management and energy marketing organization are located in the City of Sandy Springs, Georgia (“Sandy Springs”), which came into existence in late 2005 and includes what had been an unincorporated portion of Fulton County, Georgia. By letter dated June 20, 2008, the city attorney notified Mirant that effective June 23, 2008, Sandy Springs was assessing Mirant $14.4 million for the city’s Business and Occupation

Tax for 2006 in addition to the amounts previously paid by Mirant. The $14.4 million includes penalties and interest of approximately $5.8 million. Sandy Springs could seek to impose similar additional assessments with respect to the Business and Occupation Tax paid by Mirant for 2007 and 2008. Mirant considers the assessment made by Sandy Springs for 2006 to be without merit and unlawful under Sandy Springs’ ordinances and Georgia law and intends to challenge in court any attempt at enforcement of the assessment.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

L. Settlements and Other Charges

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine, LP, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it was entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Back-to-Back Agreement, which did not expire until 2021, obligated Mirant to purchase power from Pepco at prices that typically were higher than the market prices for power.

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

On May 30, 2006, Mirant and various of its subsidiaries (collectively the “Mirant Settling Parties”) entered into the Pepco Settlement Agreement with Pepco and various of its affiliates (collectively the “Pepco Settling Parties”). The Pepco Settlement Agreement could not become effective until it had been approved by the Bankruptcy Court and that approval order had become a final order no longer subject to appeal. The Bankruptcy Court entered an order approving the Pepco Settlement Agreement on August 9, 2006. That order was appealed, but the appeal was dismissed by agreement of the parties in August 2007, and the Pepco Settlement Agreement became effective August 10, 2007. The Pepco Settlement Agreement fully resolved the contract rejection motions that remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. Under the Pepco Settlement Agreement, Mirant Power Purchase assumed the remaining obligations under the APSA, and Mirant has guaranteed its performance. The Back-to-Back Agreement was rejected and terminated effective as of May 31, 2006.

The Pepco Settlement Agreement granted Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that was to result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million. Shortly after the

Pepco Settlement Agreement became effective, Mirant distributed approximately 14 million shares of Mirant common stock from the shares reserved for disputed claims under the Plan to Pepco to satisfy its claim. The Mirant shares in the share reserve, including the shares distributed to Pepco, have been treated as issued and outstanding since Mirant emerged from bankruptcy. Pepco’s liquidation of those shares resulted in net proceeds of approximately $522 million and Pepco paid Mirant the amount in excess of $520 million. Pepco also refunded to Mirant Power Purchase approximately $36 million Pepco had received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Pepco Settlement Agreement became effective. The appeal of the Bankruptcy Court’s August 9, 2006, approval order had resulted in Mirant paying Pepco $70 million under the terms of the Pepco Settlement Agreement shortly after the appeal was filed. Pepco repaid the $70 million once the Pepco Settlement Agreement became fully effective.

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

Overview

We are a competitive energy company that produces and sells electricity in the United States. We own or lease 10,097 MW of net electric generating capacity. Our net electric generating capacity is located in the Mid-Atlantic and Northeast regions and in California. We also operate an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Share Repurchases

On November 9, 2007, we announced that we planned to return a total of $4.6 billion of excess cash to our stockholders, with the first stage of the cash distribution being accomplished through an accelerated share repurchase program for $1 billion, plus open market purchases for up to an additional $1 billion. On February 29, 2008, we announced that we had decided to return the remaining $2.6 billion of cash through open market purchases of common stock but that we would continue to evaluate the most efficient method to return the cash to stockholders. In the fourth quarter of 2007, we repurchased 26.66 million shares of common stock for $1 billion through the accelerated share repurchase program. The accelerated share repurchase program was completed on May 15, 2008, and we received an additional 682,387 shares, resulting in a total of 27.34 million shares purchased. The final price of shares repurchased under the accelerated share repurchase program was $36.57 per share, which was determined based on a discount to the volume weighted average trading price of Mirant’s common stock over the period of the accelerated share repurchase program. In addition, Mirant has purchased approximately 52.48 million shares of its common stock for approximately $2.051 billion through open market purchases between November 9, 2007 and July 31, 2008. This amount includes 44.21 million shares that were purchased through open market purchases in the six months ended June 30, 2008, for approximately $1.735 billion.

Excess Emissions Allowances

Primarily as a result of the pollution control equipment we are installing to comply with the requirements of the Maryland Healthy Air Act, we have significant excess emissions allowances in future periods. We plan to continue to maintain some emissions allowances in excess of expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. During the fourth quarter of 2007, we began a program to sell excess emissions allowances dependent upon market conditions. In the first six months of 2008, there were significant decreases in prices of emissions allowances. In July 2008, the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) issued an opinion which would vacate the Clean Air Interstate Rule (“CAIR”). See Other Developments for further discussion of the CAIR ruling. In July 2008, the estimated fair value of our excess SO2 emissions allowances exceeded the carrying value by approximately $110 million. The estimated fair value of our excess SO2 emissions allowances reflects the CAIR ruling and the decline in SO2 emissions allowances prices during 2008. In the third quarter of 2008, we expect to recognize a lower of cost or market adjustment of approximately $1 million related to annual NOx emissions allowances in inventory.

Capital Expenditures and Capital Resources

For the six months ended June 30, 2008, we paid $288 million for capital expenditures, of which $186 million related to the Maryland Healthy Air Act. Through June 30, 2008, we have paid approximately $686 million for capital expenditures related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$444	$350	$120
Other environmental	24	49	43
Maintenance	59	145	117
Construction	35	59	4
Other	11	14	16

Total	$573	$617	$300

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Income Taxes

As a result of our previously announced and completed accelerated share repurchase program, our open market share purchases, and the exercise of a significant number of warrants for Mirant common stock, we think that during 2008 we will experience an “ownership change” within the meaning of §382 of the Internal Revenue Code of 1986, as amended. Our annual limitation on the amount of taxable income that can be offset by our then existing net operating losses (“NOLs”) must be redetermined as of the date such ownership change occurs. At this time we are unable to determine if or when an ownership change may have occurred during 2008 and therefore we cannot currently determine the future impact, if any, on the amount or timing of our post ownership change NOL utilization.

Consolidated Financial Performance

We reported net losses of $783 million and $935 million for the three and six months ended June 30, 2008, respectively, compared to net income of $1.256 billion and $1.204 billion for the same periods in 2007. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Realized gross margin	$315	$404	$(89)	$680	$785	$(105)
Unrealized gross margin	(874)	(91)	(783)	(1,177)	(396)	(781)

Total gross margin	(559)	313	(872)	(497)	389	(886)
Operating expenses:
Operations and maintenance	203	199	4	369	348	21
Depreciation and amortization	40	32	8	73	64	9
Impairment losses	—	175	(175)	—	175	(175)
Gain on sales of assets, net	(12)	(22)	10	(16)	(24)	8

Total operating expenses	231	384	(153)	426	563	(137)

Operating loss	(790)	(71)	(719)	(923)	(174)	(749)
Total other expense, net	32	28	4	53	74	(21)

Loss from continuing operations before reorganization items, net and income taxes	(822)	(99)	(723)	(976)	(248)	(728)
Reorganization items, net	—	(1)	1	—	(2)	2
Provision (benefit) for income taxes	10	(15)	25	10	(30)	40

Loss from continuing operations	(832)	(83)	(749)	(986)	(216)	(770)
Income from discontinued operations	49	1,339	(1,290)	51	1,420	(1,369)

Net income (loss)	$(783)	$1,256	$(2,039)	$(935)	$1,204	$(2,139)

•

Our realized gross margin decreased $89 million and $105 million in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. These decreases were principally a result of lower realized value of hedges and a decrease from fuel oil management and proprietary trading activities, partially offset by higher capacity revenues.

•

Our unrealized gross margin decreased $783 million and $781 million in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. These decreases were principally a result of decreases in the value of hedge contracts for future periods partially offset by increases in power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

•

2007 results include the $175 million impairment loss on our Lovett facility recognized in the second quarter of 2007. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to this impairment.

Commodity Prices

Energy Prices

Energy prices increased significantly during the three and six months ended June 30, 2008. At June 30, 2008, the fair value of the derivative contracts recorded in our unaudited condensed consolidated balance sheet was a net liability of $1.307 billion. For the three and six months ended June 30, 2008, we recognized unrealized losses of $874 million and $1.177 billion, respectively. In July 2008, we recognized approximately $1 billion of unrealized gains as a result of significant decreases in energy prices since June 30, 2008.

Because the decrease in the value of our power contracts is offset by the higher price for power that will be received as our generating facilities produce and sell power in future periods, we are generally economically neutral for that portion of the portfolio that we hedged. The unrealized losses will reverse in the period of settlement and our realized gross margin will be what we hedged through power and fuel contracts.

Coal Prices

The price for coal increased significantly in the first six months of 2008. The average market price for coal was approximately 100% higher in the first six months of 2008 than in the same period in 2007. Global demand for coal is a principal factor influencing domestic coal prices. As a result, the energy gross margin earned from our baseload coal units was affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity.

We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2012.

Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2008, the net fair value of these long-term coal agreements was approximately $818 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett and Martha’s Vineyard facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America, and interest on our invested cash balances. For the three and six months ended June 30, 2007, Other Operations also includes gains and losses related to the Back-to-Back Agreement with Pepco, which was terminated pursuant to a settlement agreement that became effective in the third quarter of 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

Operating Statistics

The following table summarizes net capacity factor by region:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Mid-Atlantic	27%	31%	(4)%	32%	34%	(2)%
Northeast	11%	19%	(8)%	13%	23%	(10)%
California	3%	2%	1%	3%	2%	1%
Total	17%	21%	(4)%	20%	24%	(4)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007			2008	2007
Mid-Atlantic:
Baseload	2,904	3,355	(451)	(13)%	6,974	7,170	(196)	(3)%
Intermediate	111	149	(38)	(26)%	184	531	(347)	(65)%
Peaking	42	56	(14)	(25)%	88	94	(6)	(6)%

Total Mid-Atlantic	3,057	3,560	(503)		7,246	7,795	(549)

Northeast:
Baseload	207	639	(432)	(68)%	575	1,396	(821)	(59)%
Intermediate	402	533	(131)	(25)%	915	1,520	(605)	(40)%
Peaking	1	—	1	100%	1	—	1	100%

Total Northeast	610	1,172	(562)		1,491	2,916	(1,425)

California:
Intermediate	158	94	64	68%	289	232	57	25%
Peaking	10	8	2	25%	20	15	5	33%

Total California	168	102	66		309	247	62

Total Mirant	3,835	4,834	(999)		9,046	10,958	(1,912)

The decrease in power generation volumes for the three and six months ended June 30, 2008, is primarily the result of the following:

•

a decrease in Mid-Atlantic as a result of contracting dark spreads and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act;

•

a decrease in Northeast as a result of higher fuel prices at times making it uneconomic for certain units to generate and the shutdown of units 3 and 4 of the Lovett generating facility in April 2007 and the shutdown of unit 5 of the Lovett generating facility in April 2008; partially offset by

•	an increase in California as a result of warmer weather in 2008, reduced by the extended outages at unit 3 of the Potrero generating facility during 2008.

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Three Months Ended June 30,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$213	$(818)	$(605)	$217	$(34)	$183
Northeast	51	(1)	50	53	17	70
California	31	—	31	31	—	31
Other Operations	20	(55)	(35)	100	(74)	26
Eliminations	—	—	—	3	—	3

Total	$315	$(874)	$(559)	$404	$(91)	$313

Gross margin for the three months ended June 30, 2008 and 2007, is further detailed as follows (in millions):

	Three Months Ended June 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$161	$20	$1	$20	$—	$202
Contracted and capacity	81	21	30	—	—	132
Realized value of hedges	(29)	10	—	—	—	(19)

Total realized gross margin	213	51	31	20	—	315
Unrealized gross margin	(818)	(1)	—	(55)	—	(874)

Total gross margin	$(605)	$50	$31	$(35)	$—	$(559)

	Three Months Ended June 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$140	$27	$1	$109	$3	$280
Contracted and capacity	27	21	30	(9)	—	69
Realized value of hedges	50	5	—	—	—	55

Total realized gross margin	217	53	31	100	3	404
Unrealized gross margin	(34)	17	—	(74)	—	(91)

Total gross margin	$183	$70	$31	$26	$3	$313

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services. For the three months ended June 30, 2007, contracted and capacity also includes the Back-to-Back Agreement which was terminated on August 10, 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting. For coal contracts, the realized value of hedges represents the difference between market prices and contract costs.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$213	$217	$(4)
Unrealized gross margin	(818)	(34)	(784)

Total gross margin	(605)	183	(788)

Operating expenses:
Operations and maintenance	113	91	22
Depreciation and amortization	23	20	3
Gain on sales of assets, net	(2)	(1)	(1)

Total operating expenses	134	110	24

Operating income (loss)	(739)	73	(812)
Total other income, net	—	(2)	2

Income (loss) from continuing operations before reorganization items and income taxes	$(739)	$75	$(814)

Gross Margin

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$161	$140	$21
Contracted and capacity	81	27	54
Realized value of hedges	(29)	50	(79)

Total realized gross margin	213	217	(4)
Unrealized gross margin	(818)	(34)	(784)

Total gross margin	$(605)	$183	$(788)

The decrease of $4 million in realized gross margin was principally a result of the following:

•

a decrease of $79 million in realized value of hedges. The realized value of hedges of $(29) million in 2008 was a result of market prices exceeding the settlement value of power contracts, substantially offset by an increase in the amount by which market prices for coal exceeded the contract prices for our coal agreements. The realized value of hedges of $50 million for 2007 was a result of the settlement value of power contracts exceeding market prices;

•

an increase of $54 million in contracted and capacity related to higher capacity revenues for the full quarter in 2008 as a result of the PJM reliability pricing model (“RPM”) under which we began to receive revenue in June 2007; and

•	an increase of $21 million in energy, primarily because of an increase in power prices substantially offset by increases in the price of fuel and decreases in generation volumes.

The decrease of $784 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $818 million in 2008, which included an $868 million net decrease in the value of hedge contracts for future periods primarily related to significant increases in forward power and natural gas prices, partially offset by unrealized gains of $50 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized losses of $34 million in 2007 as a result of the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by increases in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices.

Operating Expenses

The increase of $24 million in operating expenses was primarily a result of a $22 million increase in operations and maintenance expense, which included an increase of $12 million in operating costs related to the timing of our planned outages and our environmental compliance costs, and an increase of $10 million in allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the three months ended June 30, 2008, than in the same period in 2007.

Northeast

Our Northeast segment is comprised of our facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$51	$53	$(2)
Unrealized gross margin	(1)	17	(18)

Total gross margin	50	70	(20)

Operating expenses:
Operations and maintenance	56	49	7
Depreciation and amortization	4	6	(2)
Impairment losses	—	175	(175)
Gain on sales of assets, net	(12)	(15)	3

Total operating expenses	48	215	(167)

Operating income (loss)	2	(145)	147
Total other expense (income), net	1	(4)	5

Income (loss) from continuing operations before reorganization items and income taxes	$1	$(141)	$142

Gross Margin

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$20	$27	$(7)
Contracted and capacity	21	21	—
Realized value of hedges	10	5	5

Total realized gross margin	51	53	(2)
Unrealized gross margin	(1)	17	(18)

Total gross margin	$50	$70	$(20)

The decrease of $2 million in realized gross margin was principally a result of the following:

•	a decrease of $7 million in energy, primarily because of lower generation volumes and increased fuel costs; offset by

•

an increase of $5 million in realized value of hedges for our generation output, primarily as a result of an increase in the amount by which the settlement value of fuel contracts exceeded market prices.

The decrease of $18 million in unrealized gross margin was comprised of unrealized losses of $1 million in 2008 compared to $17 million of unrealized gains in 2007. The unrealized gains in 2007 were primarily related to an increase in value associated with forward power contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007.

Operating Expenses

The decrease of $167 million in operating expenses was principally the result of the following:

•

a decrease of $175 million as a result of the impairment loss on our Lovett facility recognized in the second quarter of 2007. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to this impairment;

•

a decrease of $3 million in gain on sales of assets. In the three months ended June 30, 2008, subsidiaries in our Northeast segment recognized a gain of $12 million related to emissions allowances primarily sold to third parties. In 2007, subsidiaries in our Northeast segment recognized a gain of $15 million related to emissions allowances sold to Mirant Mid-Atlantic that are eliminated in the unaudited condensed consolidated statement of operations; and

•

an increase of $7 million in operations and maintenance expense for Lovett, which included $13 million of shutdown costs incurred in the three months ended June 30, 2008, partially offset by a decrease of $7 million in operating costs. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the Lovett shutdown.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$31	$31	$—
Unrealized gross margin	—	—	—

Total gross margin	31	31	—

Operating expenses:
Operations and maintenance	22	16	6
Depreciation and amortization	10	4	6
Gain on sales of assets, net	(1)	(1)	—

Total operating expenses	31	19	12

Operating income	—	12	(12)
Total other income, net	—	(2)	2

Income from continuing operations before reorganization items and income taxes	$—	$14	$(14)

Gross Margin

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$1	$1	$—
Contracted and capacity	30	30	—

Total realized gross margin	31	31	—
Unrealized gross margin	—	—	—

Total gross margin	$31	$31	$—

Operating Expenses

The increase of $12 million in operating expenses was principally the result of higher development costs and higher depreciation expense in 2008.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances. For the three months ended June 30, 2007, Other Operations also included gains and losses related to the Back-to-Back Agreement, which was terminated pursuant to the settlement agreement that became effective in the third quarter of 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$20	$100	$(80)
Unrealized gross margin	(55)	(74)	19

Total gross margin	(35)	26	(61)

Operating expenses:
Operations and maintenance	12	43	(31)
Depreciation and amortization	3	2	1
Gain on sales of assets, net	—	(5)	5

Total operating expenses	15	40	(25)

Operating loss	(50)	(14)	(36)
Total other expense, net	31	36	(5)

Loss from continuing operations before reorganization items and income taxes	$(81)	$(50)	$(31)

Gross Margin

	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$20	$109	$(89)
Contracted and capacity	—	(9)	9

Total realized gross margin	20	100	(80)
Unrealized gross margin	(55)	(74)	19

Total gross margin	$(35)	$26	$(61)

The decrease of $80 million in realized gross margin was principally a result of the following:

•	a decrease of $89 million in energy, comprised of a $67 million decrease from fuel oil management activities and a $22 million decrease from proprietary trading activities; partially offset by

•	an increase of $9 million in contracted and capacity resulting from the termination of the Back-to-Back Agreement in the third quarter of 2007.

The increase of $19 million in unrealized gross margin was comprised of the following:

•	unrealized losses of $55 million in 2008 related to proprietary trading and fuel oil management activities; and

•

unrealized losses of $74 million in 2007 comprised of $113 million of unrealized losses related to proprietary trading and fuel oil management activities, partially offset by unrealized gains of $39 million on the Back-to-Back Agreement which was terminated in the third quarter of 2007.

Operating Expenses

The decrease of $25 million in operating expenses was primarily a result of a decrease of $31 million in operations and maintenance expense, which included:

•

a decrease of $12 million resulting from an increase in 2007 in our estimated obligation to MC Asset Recovery under the Plan. See Note K to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to MC Asset Recovery;

•	a decrease of $8 million related to corporate overhead costs included in Other Operations in 2007 but allocated across other Mirant operating segments in 2008; and

•	a decrease of $5 million resulting from a curtailment gain on pension and postretirement benefits related to the shutdown of the Lovett facility in April 2008.

Other Expense, Net

The decrease of $5 million in other expense, net was primarily a result of the following:

•	a decrease of $23 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $12 million in interest income primarily related to lower interest rates on invested cash; and

•	a loss of approximately $6 million on the purchase in 2008 of $134 million of Mirant Americas Generation senior notes due in 2011.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased $25 million for the three months ended June 30, 2008, compared to the same period in 2007. The $10 million provision for income taxes for the three months ended June 30, 2008, was related to alternative minimum tax. The $15 million net benefit for income taxes for the three months ended June 30, 2007, was primarily related to a benefit of $22 million related to the sale of the Philippine business, partially offset by $6 million of alternative minimum tax and other state tax liabilities.

Discontinued Operations

For the three months ended June 30, 2008, income from discontinued operations was $49 million and included insurance recoveries related to the Sual generating facility outages that occurred prior to the sale.

For the three months ended June 30, 2007, income from discontinued operations was $1.339 billion and included:

•

a pre-tax gain of $2.010 billion on the sale of the Philippine business, a reduction to the previous impairment of the six U.S. natural gas-fired facilities of $16 million and a gain of $8 million on the sale of Mirant NY-Gen; partially offset by

•	an income tax provision of $710 million related to the sale of the Philippine business.

See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the dispositions and discontinued operations.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Six Months Ended June 30,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$477	$(1,118)	$(641)	$463	$(353)	$110
Northeast	112	(10)	102	143	(32)	111
California	60	—	60	63	—	63
Other Operations	31	(49)	(18)	107	(11)	96
Eliminations	—	—	—	9	—	9

Total	$680	$(1,177)	$(497)	$785	$(396)	$389

Gross margin for the six months ended June 30, 2008 and 2007, is further detailed as follows (in millions):

	Six Months Ended June 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$326	$42	$2	$31	$—	$401
Contracted and capacity	159	45	58	—	—	262
Realized value of hedges	(8)	25	—	—	—	17

Total realized gross margin	477	112	60	31	—	680
Unrealized gross margin	(1,118)	(10)	—	(49)	—	(1,177)

Total gross margin	$(641)	$102	$60	$(18)	$—	$(497)

	Six Months Ended June 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$297	$61	$2	$126	$9	$495
Contracted and capacity	38	45	61	(19)	—	125
Realized value of hedges	128	37	—	—	—	165

Total realized gross margin	463	143	63	107	9	785
Unrealized gross margin	(353)	(32)	—	(11)	—	(396)

Total gross margin	$110	$111	$63	$96	$9	$389

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services. For the six months ended June 30, 2007, contracted and capacity also includes the Back-to-Back Agreement which was terminated on August 10, 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting. For coal contracts, the realized value of hedges represents the difference between market prices and contract costs.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$477	$463	$14
Unrealized gross margin	(1,118)	(353)	(765)

Total gross margin	(641)	110	(751)

Operating expenses:
Operations and maintenance	210	174	36
Depreciation and amortization	44	39	5
Gain on sales of assets, net	(2)	(2)	—

Total operating expenses	252	211	41

Operating loss	(893)	(101)	(792)
Total other income, net	—	(3)	3

Loss from continuing operations before reorganization items and income taxes	$(893)	$(98)	$(795)

Gross Margin

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$326	$297	$29
Contracted and capacity	159	38	121
Realized value of hedges	(8)	128	(136)

Total realized gross margin	477	463	14
Unrealized gross margin	(1,118)	(353)	(765)

Total gross margin	$(641)	$110	$(751)

The increase of $14 million in realized gross margin was principally a result of the following:

•

an increase of $121 million in contracted and capacity related to higher capacity revenues for the entire six months in 2008 as a result of the PJM RPM under which we began to receive revenue in June 2007;

•	an increase of $29 million in energy, primarily because of an increase in power prices substantially offset by increases in the price of fuel and decreases in generation volumes; and

•

a decrease of $136 million in realized value of hedges primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the amount by which market prices for coal exceeded the contract prices for our coal.

The decrease of $765 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $1.118 billion in 2008, which included a $1.184 billion net decrease in the value of hedge contracts for future periods primarily related to significant increases in forward power and natural gas prices, partially offset by an increase of $66 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized losses of $353 million in 2007 as a result of decreases in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices and the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $41 million in operating expenses is primarily a result of a $36 million increase in operations and maintenance expense, which included an increase of $18 million in operating costs related to the timing of our planned outages and our environmental compliance costs, and $18 million in allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the six months ended June 30, 2008 than in the same period in 2007.

Northeast

Our Northeast segment is comprised of our facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$112	$143	$(31)
Unrealized gross margin	(10)	(32)	22

Total gross margin	102	111	(9)

Operating expenses:
Operations and maintenance	97	92	5
Depreciation and amortization	10	13	(3)
Impairment losses	—	175	(175)
Gain on sales of assets, net	(16)	(25)	9

Total operating expenses	91	255	(164)

Operating income (loss)	11	(144)	155
Total other income, net	—	(6)	6

Income (loss) from continuing operations before reorganization items and income taxes	$11	$(138)	$149

Gross Margin

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$42	$61	$(19)
Contracted and capacity	45	45	—
Realized value of hedges	25	37	(12)

Total realized gross margin	112	143	(31)
Unrealized gross margin	(10)	(32)	22

Total gross margin	$102	$111	$(9)

The decrease of $31 million in realized gross margin was principally a result of the following:

•	a decrease of $19 million in energy, primarily because of lower generation volumes and increased fuel costs, partially offset by higher power prices; and

•

a decrease of $12 million in realized value of hedges for our generation output, primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the amount by which the settlement value of fuel contracts exceeded market prices.

The increase of $22 million in unrealized gross margin was comprised of unrealized losses of $10 million in 2008 compared to $32 million in 2007. The unrealized losses in 2007 were related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by increases in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007.

Operating Expenses

The decrease of $164 million in operating expenses was principally the result of the following:

•

a decrease of $175 million as a result of the impairment loss on our Lovett facility recognized in the second quarter of 2007. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to this impairment;

•

a decrease of $9 million in gain on sales of assets. In 2008, subsidiaries in our Northeast segment recognized a gain of $16 million related to emissions allowances primarily sold to third parties. In 2007, subsidiaries in our Northeast segment recognized a gain of $25 million, of which $10 million related to emissions allowances sold to Mirant Mid-Atlantic that are eliminated in the unaudited condensed consolidated statement of operations; and

•

an increase of $5 million in operations and maintenance expense for the Lovett facility, which included $15 million of shutdown costs incurred in the six months ended June 30, 2008, partially offset by a decrease of $10 million in operating costs. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the shutdown of the Lovett facility.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$60	$63	$(3)
Unrealized gross margin	—	—	—

Total gross margin	60	63	(3)

Operating expenses:
Operations and maintenance	40	36	4
Depreciation and amortization	14	7	7
Gain on sales of assets, net	(1)	(2)	1

Total operating expenses	53	41	12

Operating income	7	22	(15)
Total other income, net	—	(5)	5

Income from continuing operations before reorganization items and income taxes	$7	$27	$(20)

Gross Margin

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$2	$2	$—
Contracted and capacity	58	61	(3)

Total realized gross margin	60	63	(3)
Unrealized gross margin	—	—	—

Total gross margin	$60	$63	$(3)

The decrease of $3 million in contracted and capacity is primarily related to extended outages at unit 3 of the Potrero generating facility in 2008.

Operating Expenses

The increase of $12 million in operating expenses was principally the result of higher development costs and higher depreciation expense in 2008.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances. For the six months ended June 30, 2007, Other Operations also included gains and losses related to the Back-to-Back Agreement, which was terminated pursuant to the settlement agreement that became effective in the third quarter of 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Settlement Agreement with Pepco.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$31	$107	$(76)
Unrealized gross margin	(49)	(11)	(38)

Total gross margin	(18)	96	(114)

Operating expenses:
Operations and maintenance	22	46	(24)
Depreciation and amortization	5	5	—
Gain on sales of assets, net	—	(5)	5

Total operating expenses	27	46	(19)

Operating income (loss)	(45)	50	(95)
Total other expense, net	53	88	(35)

Loss from continuing operations before reorganization items and income taxes	$(98)	$(38)	$(60)

Gross Margin

	Six Months Ended June 30,		Increase/ (Decrease)
	2008	2007
Energy	$31	$126	$(95)
Contracted and capacity	—	(19)	19

Total realized gross margin	31	107	(76)
Unrealized gross margin	(49)	(11)	(38)

Total gross margin	$(18)	$96	$(114)

The decrease of $76 million in realized gross margin was principally a result of the following:

•	a decrease of $95 million in energy, comprised of a $68 million decrease from fuel oil management activities and a $27 million decrease from proprietary trading activities; and

•	an increase of $19 million in contracted and capacity resulting from the termination of the Back-to-Back Agreement in the third quarter of 2007.

The decrease of $38 million in unrealized gross margin was comprised of the following:

•	unrealized losses of $49 million in 2008 related to proprietary trading and fuel oil management activities; and

•

unrealized losses of $11 million in 2007 comprised of $104 million of unrealized losses related to proprietary trading and fuel oil management activities, partially offset by unrealized gains of $93 million on the Back-to-Back Agreement which was terminated in the third quarter of 2007.

Operating Expenses

The decrease of $19 million in operating expenses was primarily a result of a decrease of $24 million in operations and maintenance expense, which included:

•	a decrease of $19 million related to corporate overhead costs included in Other Operations in 2007 but allocated across Mirant’s operating segments in 2008;

•	a decrease of $12 million resulting from an increase in 2007 in our estimated obligation to MC Asset Recovery under the Plan;

•	a decrease of $12 million related to litigation contingencies; partially offset by

•	a $27 million increase related to 2007 curtailment gains on pension and postretirement benefits reflected as a reduction of operations and maintenance expense in the six months ended June 30, 2007.

Other Expense, Net

Other expense, net decreased $35 million, primarily as a result of the following:

•	a decrease of $41 million in interest expense related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a loss of $6 million in 2008 related to the purchase in 2008 of $134 million of Mirant Americas Generation senior notes due in 2011.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased $40 million for the six months ended June 30, 2008, compared to the same period in 2007. The $10 million provision for income taxes for the six months ended June 30, 2008, was related to alternative minimum tax. The $30 million net benefit for income taxes for the six months ended June 30, 2007, was primarily related to a benefit of $49 million related to the sale of the Philippine business, partially offset by $19 million of alternative minimum tax and other state liabilities.

Discontinued Operations

For the six months ended June 30, 2008, income from discontinued operations was $51 million and included insurance recoveries related to the Sual generating facility outages that occurred prior to the sale and final working capital adjustments related to the 2007 sale of the Caribbean business.

For the six months ended June 30, 2007, income from discontinued operations was $1.420 billion and included:

•

a pre-tax gain of $2.010 billion on the sale of the Philippine business, a reduction to the previous impairment of the six U.S. natural gas-fired facilities of $31 million and a gain of $8 million on the sale of Mirant NY-Gen; partially offset by

•	an income tax provision of $710 million related to the sale of the Philippine business; and

•	operating results for discontinued operations.

See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the dispositions and discontinued operations.

Financial Condition

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under Mirant North America’s $800 million senior secured revolving credit facility; and (3) letter of credit capacity available under the Mirant North America senior secured term loan.

The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Corporation and its subsidiaries at June 30, 2008 and December 31, 2007 (in millions):

	At June 30, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant Corporation	$2,536	$4,232
Mirant Americas Generation	—	1
Mirant North America	62	455
Mirant Mid-Atlantic	57	242
Other	44	31

Total cash and cash equivalents	2,699	4,961
Less: Cash restricted and reserved for other purposes	13	15

Total available cash and cash equivalents	2,686	4,946
Available under credit facilities	501	710

Total cash, cash equivalents and credit facilities availability	$3,187	$5,656

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Except for existing cash on hand, Mirant Corporation, Mirant Americas Generation and Mirant North America are dependent for liquidity on the distributions and dividends of their subsidiaries, or in the case of Mirant Americas Generation and Mirant North America, capital contributions, or in the case of Mirant North America, capacity available under its revolving credit and letter of credit facilities. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of their debt agreements and leveraged lease documentation, respectively. At June 30, 2008, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $119 million at Mirant North America and its subsidiaries. Of this amount, $57 million was held by Mirant Mid-Atlantic which, as of June 30, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the six months ended June 30, 2008, we expect Mirant North America will be able to distribute approximately $50 million to its parent, Mirant Americas Generation, in August 2008.

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

Return of Cash to Stockholders.    We plan to return a total of $4.6 billion of excess cash to our stockholders. Of this amount, we had returned $3.051 billion through July 31, 2008. See Overview in this Item 2 for further discussion of our share repurchases.

Capital Expenditures.    Our capital expenditures for the six months ended June 30, 2008, were $288 million. Our estimated capital expenditures for the period July 1, 2008, through 2010 are $1.490 billion. See Overview in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide cash collateral or letters of credit for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of June 30, 2008, we had approximately $430 million of posted cash collateral and $447 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Of the letters of credit outstanding at June 30, 2008, $148 million was posted by Mirant North America under its senior secured term loan and the remainder was issued under Mirant North America’s $800 million senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activity, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties. In July 2008, Mirant entered into a cash-collateralized letter of credit facility of approximately $10 million in support of its response to a PG&E request for proposals for new power generation.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2008 and December 31, 2007 (in millions):

	At June 30, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$422	$96
Cash collateral posted—other operating activities	8	14
Letters of credit—energy trading and marketing	236	100
Letters of credit—debt service and rent reserves	100	78
Letters of credit—other operating activities	111	112

Total	$877	$400

As a result of significant decreases in energy prices during July 2008, Mirant North America reduced cash collateral posted—energy trading and marketing by $199 million and letters of credit—energy trading and marketing issued by $88 million from the amounts presented above at June 30, 2008.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represents a significant change to our debt obligations, off-balance sheet arrangements and contractual obligations as of June 30, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first six months of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of June 30, 2008, we have approximately $786 million of fuel commitments. Of this amount, $160 million relates to the remainder of 2008, $304 million relates to 2009, $161 million relates to 2010, $141 million relates to 2011 and $20 million relates to 2012. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. We have no fuel commitments for periods beyond 2012.

Cash Flows

Continuing Operations

Operating Activities.    Our cash used in operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash used in operating activities from continuing operations increased $402 million for the six months ended June 30, 2008, compared to the same period in 2007, primarily as a result of the following:

•

an increase in cash used of $232 million because of changes in funds on deposit. In 2008, we posted an additional $320 million of cash collateral, partially offset by a decrease in restricted deposits of $52 million related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan. In 2007, we posted an additional $36 million of cash collateral;

•

a decrease in realized gross margin of $105 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007;

•

an increase in cash used of $145 million related to changes in net accounts receivable and accounts payable in 2008 compared to 2007, primarily as a result of increases in power prices in 2008 and the net refund in 2007 of $48 million related to a New York property tax settlement;

•	a decrease in cash used of $30 million resulting from a reduction in interest expense resulting from lower outstanding debt and higher capitalized interest;

•	a decrease in cash used of $24 million for bankruptcy related claims and expenses;

•	a decrease in cash used of $13 million related to a decrease in operations and maintenance expenses, excluding non-cash items; and

•	a decrease in cash used of $13 million related to other working capital and operating activity changes.

Investing Activities.    Net cash used in investing activities from continuing operations increased by $147 million for the six months ended June 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase in cash used of $110 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities;

•	an increase in cash used of $15 million related to capitalized interest for projects under construction; and

•

a decrease of $19 million in proceeds from the sales of assets in 2008 as compared to 2007, primarily because of $34 million of proceeds received in 2007 from the sale of assets, which included approximately $30 million from the sale of ancillary equipment included in the sale of the six U.S. natural gas-fired facilities. In 2008, we received $15 million of proceeds from the sale of assets, primarily from the sale of emissions allowances.

Financing Activities.    Net cash used in financing activities from continuing operations increased by $1.852 billion for the six months ended June 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•

an increase in cash used of $1.727 billion for share repurchases. See Note A to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on share repurchases; and

•	an increase in cash used of $135 million primarily as a result of the retirement of $132 million of Mirant Americas Generation senior notes due in 2011.

Discontinued Operations

Operating Activities.    In 2008, net cash provided by operating activities from discontinued operations was primarily a result of $41 million of business interruption insurance recoveries related to the outages of the Sual generating facility and the sale of transmission credits from our previously owned Wrightsville facility of $5 million. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Philippine and Caribbean businesses, six U.S. natural gas-fired facilities, and Mirant NY-Gen.

Investing Activities.    Net cash provided by investing activities from discontinued operations was $25 million for the six months ended June 30, 2008, compared to $4.782 billion for the same period in 2007. This difference was primarily a result of the following:

•

2007 results include the $4.805 billion in proceeds in the second quarter of 2007 from the sale of our Philippine business and six U.S. natural gas-fired facilities, partially offset by an increase of $20 million primarily related to capital expenditures incurred in 2007 at our Caribbean business prior to its disposition; and

•	2008 results include $25 million in insurance recoveries related to repairs to the Sual generating facility and the Swinging Bridge facility of Mirant NY-Gen.

Financing Activities.    In 2007, net cash used in financing activities was $668 million and primarily related to the repayment of long-term debt of $795 million, partially offset by a decrease in debt service reserves of $125 million related to our Philippine business.

Other Developments

State Regulation of Greenhouse Gases, including the Regional Green House Gas Initiative (“RGGI”).    Concern over climate change has led to significant legislative and regulatory efforts at the state level to limit greenhouse gas emissions. One such effort is the RGGI, a multi-state Northeast regional initiative outlining a cap-and-trade program to reduce CO2 emissions from units of 25 MW or greater. The RGGI program calls for signatory states to stabilize CO2 emissions to current levels from 2009 to 2015, followed by a 2.5% reduction each year from 2015 to 2018. In August 2006, seven states including New York signed the RGGI Memorandum of Understanding, which puts forth a model set of regulations to guide the states in structuring their individual programs. Both Massachusetts and Maryland joined the RGGI in 2007. Our generating facilities in Maryland, Massachusetts and New York will be affected by the implementation of the RGGI. The Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources have issued regulations to implement the RGGI. The MDE has also issued regulations to implement the RGGI.

The Maryland regulations provide that if carbon credit prices exceed $7 per ton in the auction of allowances, we and other Maryland generators will have the option to purchase up to 50% of our needs at $7 per ton regardless of auction clearing prices. In October 2007, the NYSDEC and the New York State Energy Research and Development Authority issued proposed regulations to implement the RGGI, but those regulations have not yet been finalized.

We expect to produce a total of approximately 15.8 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities in 2009. The RGGI regulations would require those facilities to obtain allowances to emit CO2. No allowances would be granted to existing sources of such emissions. Instead, allowances would be made available for such facilities only by purchase through an auction process conducted regionally, through subsequent purchase from a party that held the allowances that had been sold through the auction, or, in Maryland, through purchases from the state for up to one half of our needs in the event auction prices exceed $7 per ton.

The first auction of allowances by RGGI states is scheduled for September 2008, and subsequent auctions will be conducted quarterly. New York has stated that it will not be prepared to participate in the September 2008 auction because its regulations covering its participation in RGGI will not be final by that time. New York expects to participate in subsequent auctions. Maryland and Massachusetts have indicated that they will participate in the September 2008 auction.

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

In California, emissions of greenhouse gases are governed by the Global Warming Solutions Act (“AB 32”), which requires that greenhouse gas emissions be reduced to 1990 levels by 2020. AB 32 also requires the California Air Resources Board to develop by January 2009 a greenhouse gas reduction plan for all industrial sectors. That plan could have a material effect on how we operate our California facilities and the costs of operating the facilities.

Kendall NPDES and Surface Water Discharge Permit.    On September 26, 2006, the EPA issued to Mirant Kendall a National Pollutant Discharge Elimination System (“NPDES”) renewal permit for the Kendall generating facility. The same permit was concurrently issued by the Massachusetts Department of Environmental Protection (“MADEP”) as a state Surface Water Discharge Permit (“SWDP”), and was accompanied by MADEP’s earlier water quality certificate under section 401 of the Clean Water Act. The new permits impose new temperature limits at various points in the Charles River, an extensive temperature, water quality and biological monitoring program and a requirement to develop and install a barrier net system to reduce fish impingement and entrainment. The provisions regulating the thermal discharge could cause substantial curtailments of the operations of the Kendall facility. Mirant Kendall has appealed the permits in three proceedings: (1) appeal of the NPDES permit to the Environmental Appeals Board; (2) appeal of the SWDP to the MADEP; and (3) appeal of the water quality certification to the MADEP. The effect of the permits has been stayed pending the outcome of these appeals. The two appeals to the MADEP have been stayed pending the outcome of the appeal to the Environmental Appeals Board. On September 28, 2007, the Environmental Appeals Board stayed the appeal proceedings until April 18, 2008, in order for the EPA to address the sections of the permit that are affected by the EPA’s suspension of the 316(b) regulations as a result of the 2007 decision by the United States Court of Appeals for the Second Circuit in Riverkeeper, Inc. et al. v. EPA. On March 6, 2008, the EPA and the MADEP issued a draft permit modification to address the 316(b) provisions of the permit. On April 23, 2008, the Environmental Appeals Board, at the EPA’s request, extended the stay of the appeal proceedings until May 28, 2008. On May 1, 2008, Mirant Kendall submitted comments on the draft permit modification. On June 9, 2008, the Environmental Appeals Board granted the EPA’s request to extend further the stay of the appeal proceedings until October 15, 2008. We are unable to predict the outcome of these proceedings.

Canal NPDES and Surface Water Discharge Permit.    On August 1, 2008, the EPA issued to Mirant Canal an NPDES renewal permit for the Canal generating facility. The same permit was concurrently issued by MADEP as a state surface water discharge permit, and was accompanied by MADEP’s earlier water quality certificate under section 401 of the Clean Water Act. The new permit imposes a requirement upon Mirant Canal to install closed cycle cooling or an alternative technology that will reduce the entrainment of marine organisms by the Canal generating facility to levels equivalent to what would be achieved by closed cycle cooling. Mirant Canal expects to appeal the NPDES permit to the EPA’s Environmental Appeals Board and to appeal the surface water discharge and the water quality certificate to the MADEP. While the appeals are pending, the effect of any contested permit provisions will be stayed and the Canal generating facility will continue to operate under its current NPDES permit. We cannot predict the outcome of this proceeding.

Mirant Potomac River State Operating Permits.    On May 23, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to issue a state operating permit for the Potomac River facility that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units can operate at one time. The Virginia DEQ issued the permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia, seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007, and the permit issued by the Virginia DEQ on June 1, 2007. In March 2008, the Circuit Court of the City of Richmond upheld the Virginia State Air Pollution Control Board’s directive and the permit. We appealed that decision.

On November 30, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to develop an alternative and more comprehensive state operating permit that would allow completion of a proposed project to merge the stacks of certain of the units at the Potomac River facility, set SO2 emissions limits for the facility and allow for greater operating flexibility. On December 21, 2007, the Virginia DEQ published a draft of this alternative state operating permit for public comment. In early July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement that proposed certain terms to be included in the proposed comprehensive permit and committed Mirant Potomac River to spend $34 million over several years to reduce particulate emissions. The $34 million commitment will be collateralized this year and is included in our estimated capital expenditures presented earlier in this section. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008. Once the permit issued July 31, 2008, becomes final and nonappealable, we will dismiss our pending appeal of the permit issued June 1, 2007 by the Virginia DEQ.

The June 1, 2007, permit will be supplanted by the more comprehensive permit issued on July 31, 2008, after completion of a project to merge the stacks for units 3, 4, and 5 at the Potomac River generating facility, which we expect to occur in late 2008. We will then separately merge the stacks for units 1 and 2. Once both stack mergers have been completed, which we expect to occur in early 2009, the permit issued July 31, 2008, will not constrain operations of the Potomac River generating facility below historical operations and will allow operation of all five units at one time. Certain provisions of Virginia’s air emissions regulations adopted to implement the CAIR, however, could constrain operations by not allowing trading of emissions allowances, as described below in Virginia CAIR Implementation. Mirant Potomac River has challenged those regulations in court, and their continued effectiveness is uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

Clean Air Interstate Rule (CAIR).    In 2005, the EPA promulgated the CAIR, which established in the eastern United States SO2 and NOx cap-and-allowance trading programs applicable directly to states and indirectly to generating facilities. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. Various parties appealed the EPA’s adoption of the CAIR, and on July 11, 2008, the DC Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion vacating the CAIR, finding that it had several fatal flaws. Among other things, the DC Circuit found that the regional cap-and-allowance trading programs established by the CAIR did not achieve the intended purpose of ensuring that upwind states did not prevent attainment of NAAQS in downwind states because emitters in upwind states could potentially buy large quantities of emissions allowances. Second, the DC Circuit opinion found that the criteria used by the EPA in setting caps for SO2 emissions and in allocating NOx emissions were inconsistent with the statutory criteria and with Title IV of the Clean Air Act. At this time, we cannot predict the EPA’s action on remand. Nevertheless, we expect our coal-fired facilities in Maryland to emit less SO2 and NOx as a result of the NOx and SO2 controls that are, or will soon be, installed to meet the requirements under the Maryland Healthy Air Act. See Excess Emissions Allowances under Overview above for additional discussion of the effect of the CAIR opinion on our business.

Massachusetts CAIR Implementation.    The MADEP promulgated regulations to take effect in 2009 to reduce NOx emissions from certain generating facilities. The Massachusetts regulations will require our Canal and Kendall generating facilities during the Ozone Season to reduce their emissions of NOx or utilize emissions allowances greater than currently utilized. The continued effectiveness of the Massachusetts regulations is at this time uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

New York CAIR Implementation.    The New York State Department of Environmental Conservation promulgated regulations implementing the NOx and SO2 emissions reductions required by the federal CAIR beginning in 2009. Those regulations will limit NOx emissions through both an annual cap-and-trade program and through a seasonal cap-and-trade program during the Ozone Season, which will require our Bowline generating facility to reduce its emissions of NOx by running less or to increase its utilization of emissions allowances. The regulations also provide for an SO2 emissions program beginning in 2010 that will mandate increased utilization of federal SO2 allowances for every ton of SO2 emitted. The continued effectiveness of the New York regulations is at this time uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

Virginia CAIR Implementation.    In April 2006, Virginia enacted legislation that, among other things, granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in an area that is not in compliance with a particular NAAQS (“non-attainment area”), from purchasing SO2 and NOx allowances to achieve compliance under the CAIR. In the fourth quarter of 2007, the Virginia State Air Pollution Control Board approved regulations that it interprets as prohibiting the trading of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia. Our Potomac River facility is located in a non-attainment area for ozone and PM2.5, and Mirant Potomac River has appealed these regulations in Virginia state court. In late July 2008, the

Virginia state court issued a ruling dismissing our appeal, which decision we intend to appeal. We have also petitioned (a) the EPA to reconsider and (b) the United States Court of Appeals for the Fourth Circuit to review the EPA’s final rule approving Virginia’s CAIR program. The continued effectiveness of the Virginia regulations is uncertain at this time because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency vacating the CAIR.

Shut Down of Lovett Generation Facility.    In 2000, the State of New York issued an NOV to the previous owner of our Lovett facility alleging NSR violations associated with the operation of that facility prior to its acquisition by us. On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree (the “2003 Consent Decree”). The 2003 Consent Decree was approved by the Bankruptcy Court on October 15, 2003. Under the 2003 Consent Decree, Mirant Lovett had three options: (1) install emissions controls on Lovett’s two coal-fired units (units 4 and 5); (2) shut down unit 4 and convert unit 5 to natural gas; or (3) shut down unit 4 in 2008 and unit 5 in 2007. We concluded that the installation of the required emissions controls was uneconomic. We also concluded that operating unit 5 on natural gas was uneconomic.

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. We discontinued operation of unit 4 as of May 7, 2007. In addition, we discontinued operation of unit 3 because it was uneconomic to run the unit. We shut down unit 5 on April 19, 2008, and we have begun to dismantle the Lovett facility. We expect the decommissioning of the Lovett facility to cost approximately $22 million.

Critical Accounting Estimates

The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our 2007 Annual Report on Form 10-K.

Fair Value Measurements

Nature of Estimates Required.    We measure fair value on a recurring basis for derivative energy contracts that hedge economically our electricity generating facilities or that are used in our proprietary trading activities. We use a variety of derivative contracts, such as forwards, futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to SFAS 133, derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities in our consolidated balance sheets. Transactions that do not qualify for fair value accounting under SFAS 133 are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. With the adoption of SFAS 157 on January 1, 2008, we will no longer defer inception gains and losses.

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

If no active market exists, we estimate the fair value of certain derivative contracts using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of our total assets and 0% of our total liabilities measured at fair value at June 30, 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for an explanation of the fair value hierarchy.

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

We use Mirant’s own implied volatility of its traded options in accordance with SAB 107. Additionally, we assume there will be no dividends paid over the expected term of the awards. As a result of the lack of exercise history for the Company, the simplified method for estimating expected term has been used in accordance with SAB 107, to the extent applicable. In accordance with SAB 110, the simplified method can continue to be applied to stock option grants after December 31, 2007. We plan to continue applying the simplified method in estimating the expected term of future stock option grants until we have sufficient exercise history. The grant price used in the Black-Scholes option pricing model is the NYSE closing price of our common stock on the day of grant. The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

We have determined that all of the awards granted in 2008 and 2007 qualify for equity accounting treatment. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement. Compensation cost has been adjusted based on estimated forfeitures. During the three and six months ended June 30, 2008, we recognized approximately $6 million and $13 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units.

Effect if Different Assumptions Used.    As a result of the uncertainty, complexity and judgment involved in the valuation of stock options, the assumptions related to accounting for share-based payments could result in material changes to our unaudited condensed consolidated financial statements if different assumptions were used. A 10% increase in the volatility assumption for our valuation of stock options would result in an increase of $2 million and $3 million, respectively, in recognized compensation expense for the three and six months ended June 30, 2008. A 1% decrease in the forfeiture rate would result in a change of less than $1 million in the recognized compensation expense for the three and six months ended June 30, 2008. Generally, as the expected term, expected volatility and risk-free rate increase, the option’s fair value increases as a result of greater upside potential of the stock. However, as the expected dividend yield increases, the option’s fair value may decrease as option holders typically do not receive dividends.

See Note H to our unaudited condensed consolidated financial statements contained elsewhere in this report where further discussed.

Asset Retirement Obligations

Nature of Estimates Required.    We account for asset retirement obligations under SFAS 143 and under FIN 47. SFAS 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. We have identified certain retirement obligations within our power generating operations and have a noncurrent liability of $39 million recorded as of June 30, 2008. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and environmental obligations related to the closing of ash disposal sites.

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

Effect if Different Assumptions Used.    We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. A 1% increase in our rate of inflation would result in an approximate $4 million increase to the asset retirement obligation recorded on our balance sheet as of June 30, 2008, and a 1% increase or decrease in our discount rate would result in an approximate $4 million change.

Litigation

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

We are exposed to market risks associated with commodity prices, interest rates and credit risk. We adopted SFAS 157 on January 1, 2008, which affected our presentation and disclosure of derivative financial instruments used to mitigate our commodity price risk. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of SFAS 157. We also adopted FSP FIN 39-1 on January 1, 2008, and elected to discontinue the net presentation of assets and liabilities subject to master netting agreements. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of FSP FIN 39-1. The election to present our price risk management assets and price risk management liabilities on a gross basis does not affect our credit risk or value at risk at June 30, 2008.

The net fair value of our price risk management assets and liabilities was a net liability of $1.307 billion at June 30, 2008. This amount does not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2008, these coal agreements had a net fair value of approximately $818 million.

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of June 30, 2008 (dollars in millions):

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment Grade	$338	$6	$332	73%
Non-Investment Grade	—	—	—	—%
No External Ratings:
Internally-rated Investment Grade	101	—	101	22%
Internally-rated Non-Investment Grade	22	—	22	5%
Not Internally Rated	—	—	—	—%

Total	$461	$6	$455	100%

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2008. Based upon this assessment, our management concluded that, as of June 30, 2008, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have occurred during the six month period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

There have been no material changes in risk factors since those reported in our 2007 Annual Report on Form 10-K.

Item 2.	Share Repurchases

On November 9, 2007, we announced that we planned to return a total of $4.6 billion of excess cash to our stockholders, with the first stage of the cash distribution being accomplished through an accelerated share repurchase program for $1 billion, plus open market purchases for up to an additional $1 billion. On February 29, 2008, we announced that we had decided to return the remaining $2.6 billion of cash through open market purchases of common stock but that we would continue to evaluate the most efficient method to return the cash to stockholders. In the fourth quarter of 2007, we repurchased 26.66 million shares of common stock for $1 billion through the accelerated share repurchase program. The accelerated share repurchase program was completed on May 15, 2008, and we received an additional 682,387 shares, resulting in a total of 27.34 million shares purchased. The final price of shares repurchased under the accelerated share repurchase program was $36.57 per share, which was determined based on a discount to the volume weighted average trading price of Mirant’s common stock over the period of the accelerated share repurchase program. In addition, Mirant has purchased approximately 52.48 million shares of its common stock for approximately $2.051 billion through open market purchases between November 9, 2007 and July 31, 2008. This amount includes 44.21 million shares that were purchased through open market purchases in the six months ended June 30, 2008, for approximately $1.735 billion.

The following table sets forth information regarding open market repurchases of our common stock during the three-month period ended June 30, 2008:

Period	Total Number of Shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
	(in millions)		(in millions)	(in millions)
Apr 1, 2008—Apr 30, 2008	3.88	$38.13	3.88	$2,722.44
May 1, 2008—May 31, 2008	8.39	$40.30	8.39	$2,384.26
Jun 1, 2008—Jun 30, 2008	20.51	$40.71	20.51	$1,549.41

Total	32.78		32.78

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Wednesday, May 7, 2008, in Atlanta, Georgia. The following matters were submitted to a vote of the Company’s stockholders:

(1)	Election of the following persons as directors for a one-year term expiring in 2009:

	VOTES FOR	VOTES WITHHELD
Thomas W. Cason	181,138,208	5,525,831
A.D. (Pete) Correll	180,959,962	5,704,077
Terry G. Dallas	181,003,862	5,660,177
Thomas H. Johnson	180,988,107	5,675,932
John T. Miller	181,139,073	5,524,966
Edward R. Muller	180,815,598	5,848,441
Robert C. Murray	181,139,041	5,524,998
John M. Quain	181,001,139	5,662,900
William L. Thacker	181,095,743	5,568,295

(2)	Ratification of the appointment of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
186,049,479	476,446	138,113

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Name
3.1*	Amended and Restated Certificate of Incorporation of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.1)
3.2*	Amended and Restated Bylaws of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.2)
4.1*	Form of Warrant Agreement between Registrant and Mellon Investor Services LLC, as Warrant Agent (Designated on Form 8-K filed January 3, 2006 as Exhibit 4.1)
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT CORPORATION

Date: August 8, 2008	By:	/S/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)