Form 10-Q
period 2008-09-30
MIRANT CORP
filed 2008-11-07
CIK 1010775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at October 30, 2008, was 156,571,700.

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

FIN 46R—FIN No. 46R, Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of Accounting Research Bulletin No. 51.

FIN 47—FIN No. 47, Accounting for Conditional Asset Retirements—an interpretation of FASB Statement No. 143.

FSP—FASB Staff Position.

FSP FAS 157-2—FSP FAS No. 157-2, Effective Date of FASB Statement No. 157.

i

FSP FAS 157-3—FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

FSP FIN 39-1—FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39).

GAAP—Generally accepted accounting principles in the United States.

Gross Margin—Operating revenue less cost of fuel, electricity and other products, excluding depreciation and amortization.

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

NYMEX—New York Mercantile Exchange.

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

RGGI—Regional Greenhouse Gas Initiative.

RMR—Reliability-must-run.

RTO—Regional Transmission Organization.

SAB—SEC Staff Accounting Bulletin.

SAB 107—SAB No. 107, Share-Based Payment.

SAB 110—SAB No. 110, Share-Based Payment—an amendment of SAB No. 107.

SEC—U.S. Securities and Exchange Commission.

Securities Act—Securities Act of 1933, as amended.

Series A Warrants—Warrants issued on January 3, 2006, with an exercise price of $21.87 and an expiration date of January 3, 2011.

Series B Warrants—Warrants issued on January 3, 2006, with an exercise price of $20.54 and an expiration date of January 3, 2011.

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

•

deterioration in the financial condition of our counterparties and the resulting decrease in market liquidity and/or the failure of counterparties to pay amounts owed to us or to perform obligations or services due to us beyond collateral posted;

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

•	our ability to enter into intermediate and long-term contracts to sell power and to obtain adequate supply and delivery of fuel for our facilities, on terms and prices acceptable to us;

•	the inability of our operating subsidiaries to generate sufficient cash flow to support our operations;

•	our ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	curtailment of operations because of transmission constraints;

•	environmental regulations that restrict our ability or render it uneconomic to operate our business, including regulations related to the emission of CO2 and other greenhouse gases;

•

our inability to complete construction of emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

•

our ability to execute our business plan in California, including entering into long-term power sales agreements for new generating facilities at our existing sites and entering into new tolling arrangements for our existing generating facilities;

•

the continued impact of deteriorating economic conditions and credit contraction on our business, including impacts on the ability of contractual counterparties and lenders under Mirant North America’s revolving credit facility to perform their obligations and impacts on liquidity in the power and fuel markets in which we hedge and transact;

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect our future performance (business, financial condition or results of operations and cash flows) are set forth in our 2007 Annual Report on Form 10-K and in Part II, Item 1A. Risk Factors in this Form 10-Q.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant” refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise. Also, as used in this report “we,” “us,” “our,” the “Company” and “Mirant” refer to Old Mirant prior to January 3, 2006, and to New Mirant on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Operating revenues (including unrealized gains (losses) of $1.438 billion, $16 million, $225 million and $(402) million, respectively)	$2,172	$717	$2,081	$1,610
Cost of fuel, electricity and other products (including unrealized (gains) losses of $43 million, $3 million, $7 million and $(19) million, respectively)	360	195	766	699

Gross Margin	1,812	522	1,315	911

Operating Expenses:
Operations and maintenance	150	171	519	519
Depreciation and amortization	35	33	108	97
Impairment losses	—	—	—	175
Gain on sales of assets, net	(11)	—	(27)	(24)

Total operating expenses	174	204	600	767

Operating Income	1,638	318	715	144

Other Expense (Income), net:
Interest expense	46	60	146	190
Interest income	(14)	(83)	(67)	(136)
Other, net	4	(340)	10	(343)

Total other expense (income), net	36	(363)	89	(289)

Income From Continuing Operations Before Reorganization Items, Net and Income Taxes	1,602	681	626	433
Reorganization items, net	—	—	—	(2)
Provision (benefit) for income taxes	(5)	39	5	9

Income From Continuing Operations	1,607	642	621	426
Income From Discontinued Operations, net	—	133	51	1,553

Net Income	$1,607	$775	$672	$1,979

Basic EPS:
Basic EPS from continuing operations	$9.18	$2.51	$3.15	$1.66
Basic EPS from discontinued operations	—	0.52	0.26	6.07

Basic EPS	$9.18	$3.03	$3.41	$7.73

Diluted EPS:
Diluted EPS from continuing operations	$8.69	$2.27	$2.86	$1.50
Diluted EPS from discontinued operations	—	0.47	0.24	5.49

Diluted EPS	$8.69	$2.74	$3.10	$6.99

Weighted average shares outstanding	175	256	197	256
Effect of dilutive securities	10	27	20	27

Weighted average shares outstanding assuming dilution	185	283	217	283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2008	At December 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,264	$4,961
Funds on deposit	247	304
Receivables, net	690	589
Price risk management assets	1,817	687
Inventories	272	357
Prepaid expenses	148	142

Total current assets	5,438	7,040

Property, Plant and Equipment, net	3,028	2,590

Noncurrent Assets:
Intangible assets, net	199	206
Price risk management assets	355	153
Deferred income taxes	471	240
Prepaid rent	239	234
Other	106	75

Total noncurrent assets	1,370	908

Total Assets	$9,836	$10,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$59	$142
Accounts payable and accrued liabilities	841	718
Price risk management liabilities	1,782	709
Deferred income taxes	471	240
Other	11	12

Total current liabilities	3,164	1,821

Noncurrent Liabilities:
Long-term debt	2,696	2,953
Price risk management liabilities	303	261
Asset retirement obligations	39	44
Pension and postretirement obligations	105	101
Other	62	48

Total noncurrent liabilities	3,205	3,407

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 310,664,974 and 301,196,073 at September 30, 2008 and December 31, 2007, respectively, and outstanding 156,571,700 shares and 221,811,972 at September 30, 2008 and December 31, 2007, respectively	3	3
Treasury stock, at cost, 154,093,274 shares and 79,384,101 shares at September 30, 2008 and December 31, 2007, respectively	(5,130)	(2,586)
Additional paid-in capital	11,396	11,357
Accumulated deficit	(2,815)	(3,486)
Accumulated other comprehensive income	13	22

Total stockholders’ equity	3,467	5,310

Total Liabilities and Stockholders’ Equity	$9,836	$10,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2007	$3	$(2,586)	$11,357	$(3,486)	$22
Net income	—	—	—	672	—
Share repurchases	—	(2,544)	—	—	—
Stock-based compensation	—	—	20	—	—
Exercises of stock options and warrants	—	—	19	—	—
SFAS 157 adoption	—	—	—	1	—
SFAS 158 measurement date transition	—	—	—	(2)	(1)
Other comprehensive loss	—	—	—	—	(8)

Balance, September 30, 2008	$3	$(5,130)	$11,396	$(2,815)	$13

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Net Income	$672	$1,979
Other comprehensive income, net of tax
Cumulative translation adjustment	—	4
Pension and other postretirement benefits	(8)	(6)

Other comprehensive loss, net of tax	(8)	(2)

Total Comprehensive Income	$664	$1,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities:
Net income	$672	$1,979
Income from discontinued operations	51	1,553

Income from continuing operations	621	426

Adjustments to reconcile net income from continuing operations and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	111	104
Impairment losses	—	175
Gain on sales of assets	(27)	(24)
Price risk management activities, net	(218)	383
Stock-based compensation	19	20
Other postretirement benefits curtailment gain	(5)	(32)
Settlement of the Back-to-Back Agreement with Pepco	—	(341)
Funds on deposit	60	(92)
Other, net	4	3
Changes in other working capital	22	48

Total adjustments	(34)	244

Net cash provided by operating activities of continuing operations	587	670
Net cash provided by operating activities of discontinued operations	48	178

Net cash provided by operating activities	635	848

Cash Flows from Investing Activities:
Capital expenditures, excluding capitalized interest	(443)	(385)
Capitalized interest for projects under construction	(27)	(15)
Proceeds from the sales of assets and other investments	27	34
Restricted deposit payments and other	(31)	5

Net cash used in investing activities of continuing operations	(474)	(361)
Net cash provided by investing activities of discontinued operations	25	5,263

Net cash provided by (used in) investing activities	(449)	4,902

Cash Flows from Financing Activities:
Share repurchases	(2,561)	(10)
Repayments and purchases of long-term debt	(340)	(139)
Proceeds from exercises of stock options and warrants	19	7
Other	(1)	—

Net cash used in financing activities of continuing operations	(2,883)	(142)
Net cash used in financing activities of discontinued operations	—	(669)

Net cash used in financing activities	(2,883)	(811)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,697)	4,939
Cash and Cash Equivalents, beginning of period	4,961	1,139
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	247
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	—

Cash and Cash Equivalents, end of period	$2,264	$6,325

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$124	$243
Cash paid for income taxes	$2	$31
Cash paid for claims and professional fees from bankruptcy	$12	$43

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

Share Repurchases

On November 9, 2007, Mirant announced that it planned to return a total of $4.6 billion of excess cash to its stockholders based on four factors: (1) the outlook for the business, (2) preserving the Company’s credit profile, (3) maintaining adequate liquidity, including for capital expenditures and (4) maintaining sufficient working capital. Between November 2007 and September 2008, Mirant returned approximately $3.856 billion of cash to its stockholders through purchases of 110 million shares of its common stock, including 74 million shares that were purchased through open market purchases in 2008 for approximately $2.54 billion. Mirant has repurchased approximately 43% of the 256 million basic shares that it had outstanding when the program began in November 2007. On September 22, 2008, Mirant announced that it had suspended its program to return excess cash to its stockholders based on the Company’s evaluation of the four factors, that were set out upon commencement of the share repurchase program. On November 7, 2008, Mirant announced that it is resuming its program of returning excess cash to its stockholders and will purchase an additional $200 million of shares through open market purchases. This $200 million is in addition to the previous $3.856 billion of cash returned to stockholders. See Note I for further discussion of the share repurchases.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries as well as VIEs in which Mirant has an interest and is the primary beneficiary. The financial statements have been prepared from records maintained by Mirant and its subsidiaries in their respective countries of operation. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2008, all of Mirant’s subsidiaries are wholly-owned. The Company’s obligations to MC Asset Recovery result in its treatment as a VIE in which Mirant is the primary beneficiary as defined in FIN 46R. The entity, therefore, is included in the Company’s unaudited condensed consolidated financial statements. See Note K for further discussion of MC Asset Recovery.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

In preparing the Company’s consolidated statement of cash flows for the year ended December 31, 2007, the Company discovered that capitalized interest for projects under construction had been included in cash flows from operating activities, rather than cash flows from investing activities. The result of the misstatement was an understatement of cash provided by operating activities and an understatement of cash used in investing activities of approximately $15 million for the nine months ended September 30, 2007. The misstatement had no effect on cash, net income or stockholders’ equity. The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2007, has been adjusted to reflect the correction of this immaterial misstatement.

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

Inventory

Inventory consists primarily of oil, coal, purchased emissions allowances and materials and supplies. Inventory is generally stated at the lower of cost or market value. Fuel stock is removed from the inventory account as it is used in the production of electricity. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects.

Purchased emissions allowances are recorded in inventory at the lower of cost or market value. Cost is computed on an average cost basis. Purchased emissions allowances for SO2 and NOx are removed from inventory and charged to cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations as they are utilized against emissions volumes that exceed the allowances granted to the Company by the EPA.

Inventory at September 30, 2008 and December 31, 2007, consisted of (in millions):

	At September 30, 2008	At December 31, 2007
Fuel stock	$209	$280
Materials and supplies	62	67
Emissions allowances	1	10

Total inventory	$272	$357

Capitalization of Interest Cost

Mirant capitalizes interest on projects during their construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest costs incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed. For the three and nine months ended September 30, 2008 and 2007, the Company incurred the following interest costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total interest costs	$58	$66	$181	$206
Capitalized and included in property, plant and equipment, net	(12)	(6)	(35)	(16)

Interest expense	$46	$60	$146	$190

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2008, cash paid for interest was $11 million and $151 million, respectively, of which $4 million and $27 million, respectively, was capitalized. For the three and nine months ended September 30, 2007, cash paid for interest was $67 million and $258 million, respectively, of which $7 million and $15 million, respectively, was capitalized.

Pension and Other Postretirement Benefits

Pension Plan Assets Values

Mirant uses a mix of equities and fixed income investments with the objective of maximizing the long-term return of pension plan assets at a prudent level of risk. The Company’s risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Primarily as a result of declines in the overall market of equity securities during the first nine months of 2008, the fair value of Mirant’s pension plan assets has declined to $166 million at September 30, 2008, from $205 million at the Company’s most recent measurement date of September 30, 2007. The Company currently expects to contribute $50 million to $60 million to its pension plans in the fourth quarter of 2008.

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

During the second quarter of 2008, Mirant severed certain employees as a result of the shutdown of the Lovett facility. As a result, the Company recognized a curtailment gain on pension and postretirement benefits of approximately $5 million. This gain is included as a reduction of operations and maintenance expense on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2008.

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

FSP FAS 157-3.    On October 10, 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 provides clarity in determining the fair value of a financial asset in a dislocated market, including the use of internal assumptions when relevant observable market inputs do not exist. Additionally, it clarified that the use of broker quotes in a market that is not active may not be the best indication of fair value, and that the nature of the quote should also be considered in the fair value measurement. FSP FAS 157-3 is effective immediately, including with respect to prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 effective September 30, 2008. The adoption of FSP FAS 157-3 did not affect the Company’s statements of operations, financial position or cash flows.

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

At September 30, 2008, the Company had approximately $50 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheet. In addition, approximately $3 million of cash collateral payable to counterparties under master netting agreements was included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

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

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax considerations included in SFAS 141R will become effective as of that date for all acquisitions, regardless of the acquisition date. The adoption of SFAS 141R will have no effect on the Company’s statements of operations, financial position or cash flows.

On February 12, 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, with the exception of those assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Company will adopt FSP FAS 157-2 on January 1, 2009. The Company is currently evaluating the potential effect of adopting FSP FAS 157-2 on its disclosures for certain non-recurring nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value in the Company’s financial statements.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Company utilizes derivative contracts to manage exposure to commodity price risks and changes in conversion spreads and for proprietary trading activities. The standard will require the Company to enhance disclosures related to the objectives and strategy for using economic hedges and their effect on the Company’s statements of operations, financial position and cash flows. The Company will adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential effect of adopting SFAS 161 on its disclosures in the Company’s financial statements.

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

Derivative instruments are recorded at their estimated fair value in the Company’s accompanying condensed consolidated balance sheets as price risk management assets and liabilities except for certain transactions that qualify for the normal purchase or normal sale exception election that allows for accrual accounting treatment. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity, and volatility factors underlying options and contracts. The fair value of certain derivative contracts is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of the transaction is discounted using a LIBOR forward interest rate curve. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of Mirant’s derivative contracts reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by applying a reserve for non-performance which is calculated based on the probability of Mirant defaulting, Mirant adjusts its price risk management liabilities to reflect the price at which a potential market participant would be willing to assume Mirant’s liabilities.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Changes in the fair value and settlements of derivative contracts for proprietary trading activities are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2008, the Company does not have any derivative instruments for which hedge accounting, as defined by SFAS 133, has been elected.

Fair Value Hierarchy

Based on the observability of the inputs used in the valuation techniques for fair value measurement, the Company is required to classify recorded fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value measurement inputs Mirant uses vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. Mirant’s financial assets and liabilities carried at fair value in the financial statements are classified in three categories based on the inputs used. The high-level guidelines described below are used to determine the appropriate classification of inputs within the fair value hierarchy.

Level 1 inputs—Unadjusted quoted prices available in active markets for identical assets or liabilities that the Company has the ability to access and transact upon as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008, by category and tenor, respectively. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. At September 30, 2008, the Company’s only financial assets and liabilities measured at fair value on a recurring basis are price risk management derivative financial instruments.

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2008, by category (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$253	$1,898	$21	$2,172
Total liabilities	(256)	(1,827)	(2)	(2,085)

Total	$(3)	$71	$19	$87

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of September 30, 2008, by tenor (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2008	$(12)	$11	$5	$4
2009	9	24	13	46
2010	—	(28)	1	(27)
2011	—	(8)	—	(8)
2012	—	(2)	—	(2)
Thereafter	—	74	—	74

Total	$(3)	$71	$19	$87

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2008 and December 31, 2007, was approximately 27 months and 12 months, respectively. The net notional amount, or net short position, of the price risk management assets and liabilities at September 30, 2008 and December 31, 2007, was approximately 41 million equivalent MWh and 26 million equivalent MWh, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 and the amount included in earnings for the nine months ended September 30, 2008 (in millions):

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(26)
Purchases, issuances and settlements[2]	16
Transfers in and/or out of Level 3[3]	17

Fair value of assets and liabilities categorized in Level 3 at September 30, 2008	$19

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

[2]	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.
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

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$1	$(9)	$(8)	$19	$(12)	$7
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$2	$(9)	$(7)	$21	$(7)	$14

D. Debt

Long-term debt is as follows (in millions):

	At September 30, 2008	At December 31, 2007	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$611	$811	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)
Mirant North America:
Senior secured term loan, due 2008 to 2013	416	555	LIBOR + 1.75%	Secured
Senior notes, due 2013	850	850	7.375%	Unsecured
Capital leases, through 2008 to 2015	31	32	7.375% - 8.19%

Total	2,755	3,095
Less: current portion of long-term debt	(59)	(142)

Total long-term debt, excluding current portion	$2,696	$2,953

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation. In the nine months ended September 30, 2008, the Company purchased and retired $200 million of Mirant Americas Generation senior notes due in 2011.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan and a senior secured revolving credit facility. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $416 million as of September 30, 2008. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the facility. During the nine months ended September 30, 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At September 30, 2008, there were approximately $132 million of letters of credit outstanding under the senior secured revolving credit facility. At September 30, 2008, a total of $623 million was available under the senior secured revolving credit facility and the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to quarterly principal installments of $1.32 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2008, Mirant North America made a mandatory principal prepayment of approximately $135 million on the term loan. Based on projections for 2008, the current estimate of the mandatory principal prepayment of the term loan in March 2009 is approximately $49 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2008. The majority of the difference between the March 2008 prepayment and the expected March 2009 prepayment results from the significant increase in expected capital expenditures in 2008 compared to 2007.

The senior secured credit facilities are senior secured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior secured obligations, the senior secured credit facilities. The senior secured credit facilities have no recourse to any other Mirant entities.

Mirant North America Senior Notes

The senior notes due in 2013 are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes have no recourse to any other Mirant entities.

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

As part of the sale of the Philippine business, Mirant retained the rights to future insurance recoveries related to outages of the Sual generating facility that occurred prior to the sale. In 2007, the Company received a total of $23 million related to these recoveries. In the second quarter of 2008, the Company entered into a settlement pursuant to which it received approximately $50 million in additional insurance recoveries which is included in income from discontinued operations for the nine months ended September 30, 2008. Of this amount, $41 million related to business interruption recoveries and $9 million related to property insurance recoveries.

For the nine months ended September 30, 2008, income from discontinued operations also included final working capital adjustments related to the 2007 sale of the Caribbean business.

For the three and nine months ended September 30, 2007, income from discontinued operations included the results of operations and gain on sale of assets of the sales completed in 2007.

The following summarizes certain financial information of the discontinued operations (in millions):

	Three Months Ended September 30, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$24	$—	$107	$131
Operating expenses:
Loss (gain) on sales of assets	1	6	(62)	(55)
Other operating expenses	—	1	98	99

Total operating expenses	1	7	36	44

Operating income (loss)	23	(7)	71	87
Provision (benefit) for income taxes	—	(49)	3	(46)
Other expense (income), net	(3)	(1)	4	—

Net income	$26	$43	$64	$133

	Nine Months Ended September 30, 2007
	U.S.	Philippines	Caribbean	Total
Operating revenues	$82	$200	$514	$796
Operating expenses:
Gain on sales of assets	(38)	(2,004)	(62)	(2,104)
Other operating expenses	65	67	432	564

Total operating expenses (income)	27	(1,937)	370	(1,540)

Operating income	55	2,137	144	2,336
Provision for income taxes	—	704	13	717
Other expense, net	1	33	32	66

Net income	$54	$1,400	$99	$1,553

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

In the second quarter of 2007, the Company performed an impairment analysis of the Lovett facility and, as a result of this analysis, recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. The carrying value of the Lovett facility prior to the impairment was approximately $185 million. The remaining depreciable life for the Lovett facility was also adjusted to April 30, 2008, based on the high likelihood of a shutdown of unit 5 on that date.

On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generating facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York. The Company ceased operation of unit 5 on April 19, 2008, and is dismantling the Lovett facility.

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

Upon issuance or modification of a guarantee, the Company determines if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee under FIN 45. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation. The Company did not have any guarantees at September 30, 2008, that met the recognition requirements under FIN 45.

For the nine months ended September 30, 2008, Mirant had net increases to its guarantees of approximately $9 million. These increases were primarily attributable to increases in certain commercial purchase and sale agreements. For the nine months ended September 30, 2008, Mirant had net decreases to its letters of credit issued of approximately $26 million. In addition, during the third quarter of 2008, Mirant posted a $25 million surety bond as credit support for the RGGI auction that was held in September 2008.

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

During the third quarter of 2008, the Company granted an immaterial number of stock options and issued restricted stock units to certain new employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan.

During the three and nine months ended September 30, 2008, the Company recognized approximately $6 million and $19 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units compared to approximately $9 million and $23 million, respectively, for the same periods in 2007. These amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations. As of September 30, 2008, there was approximately $28 million of total unrecognized compensation cost, excluding estimated forfeitures, related to non-vested stock-based awards.

Stock-based compensation activity for the nine months ended September 30, 2008, is as follows:

Stock Options—Service-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	2,904,044	$27.25
Granted	751,511	$36.87
Exercised or converted	(659,804)	$25.63
Forfeited	(92,733)	$36.13

Outstanding at September 30, 2008	2,903,018	$29.82	$—

Exercisable or convertible at September 30, 2008	1,270,359	$26.45	$—

Cash proceeds from exercise of options for the nine months ended September 30, 2008	$16,914,034

Stock Options—Performance-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	830,000	$28.89
Exercised or converted	(44,507)	$28.89
Forfeited	(55,493)	$28.89

Exercisable or convertible at September 30, 2008	730,000	$28.89	$—

Cash proceeds from exercise of options for the nine months ended September 30, 2008	$1,285,807

Restricted Stock Units and Restricted Stock Shares—Service-based

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	629,973	$32.54
Granted	403,300	$36.90
Vested	(268,115)	$31.61
Forfeited	(66,597)	$37.00

Outstanding at September 30, 2008	698,561	$34.99

Restricted Stock Units—Performance-based

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	246,990	$29.22
Vested	(246,990)	$29.22

Outstanding at September 30, 2008	—	$—

I. Stockholders’ Equity and Earnings per Share

Stockholders’ Equity

On January 3, 2006, all shares of Mirant’s old common stock were cancelled and 300 million shares of Mirant’s new common stock were issued. At September 30, 2008, approximately one million shares of common stock are reserved for unresolved claims pursuant to Mirant’s emergence from bankruptcy.

On November 9, 2007, Mirant announced that it planned to return a total of $4.6 billion of excess cash to its stockholders based on four factors: (1) the outlook for the business, (2) preserving the Company’s credit profile, (3) maintaining adequate liquidity, including for capital expenditures and (4) maintaining sufficient working capital. Between November 2007 and September 2008, Mirant returned approximately $3.856 billion of cash to its stockholders through purchases of 110 million shares of its common stock, including 74 million shares that were purchased through open market purchases in 2008 for approximately $2.54 billion. Mirant has repurchased approximately 43% of the 256 million basic shares that it had outstanding when the program began in November 2007.

•	On November 9, 2007, Mirant announced that the first stage of the cash distribution would be accomplished through an accelerated share repurchase program for $1 billion, plus open market purchases for up to an additional $1 billion. In the fourth quarter of 2007, the Company repurchased 26.66 million shares of common stock for $1 billion through the accelerated share repurchase program.

•

On February 29, 2008, the Company announced that it had decided to return the remaining $2.6 billion of cash through open market purchases of common stock but that it would continue to evaluate the most efficient method to return the cash to stockholders.

•

On May 15, 2008, the accelerated share repurchase program was completed and Mirant received an additional 682,387 shares, resulting in a total of 27.34 million shares purchased. The final price of shares repurchased under the accelerated share repurchase program was $36.57 per share, which was determined based on a discount to the volume weighted average trading price of Mirant’s common stock over the period of the accelerated share repurchase program.

On September 22, 2008, Mirant announced that it had suspended its program to return excess cash to its stockholders based on the Company’s evaluation of the four factors that were set out upon commencement of the share repurchase program.

On November 7, 2008, Mirant announced that it is resuming its program of returning excess cash to its stockholders and will purchase an additional $200 million of shares through open market purchases. This $200 million is in addition to the previous $3.856 billion of cash returned to stockholders.

During the nine months ended September 30, 2008, there were approximately 8.2 million Series A Warrants and 10.1 million Series B Warrants that were exercised. Substantially all of these exercises were tendered by net share settlement, resulting in the issuance of approximately 8.2 million net shares of common stock. There were approximately 26.8 million Series A Warrants and 7.1 million Series B Warrants outstanding at September 30, 2008.

Earnings Per Share

Mirant calculates basic EPS by dividing income available to stockholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including restricted shares, restricted stock units, stock options and warrants.

The following table shows the computation of basic and diluted EPS (in millions except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income from continuing operations	$1,607	$642	$621	$426
Net income from discontinued operations	—	133	51	1,553

Net income as reported	$1,607	$775	$672	$1,979

Basic and diluted:
Weighted average shares outstanding—basic	175	256	197	256
Shares from assumed exercise of warrants and options	9	26	19	26
Shares from assumed vesting of restricted stock and restricted stock units	1	1	1	1

Weighted average shares outstanding—diluted	185	283	217	283

Basic EPS
EPS from continuing operations	$9.18	$2.51	$3.15	$1.66
EPS from discontinued operations	—	0.52	0.26	6.07

Basic EPS	$9.18	$3.03	$3.41	$7.73

Diluted EPS
EPS from continuing operations	$8.69	$2.27	$2.86	$1.50
EPS from discontinued operations	—	0.47	0.24	5.49

Diluted EPS	$8.69	$2.74	$3.10	$6.99

J. Segment Reporting

The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,244 MW. The Northeast segment consists of four generating facilities located in Massachusetts and New York with total net generating capacity of 2,506 MW. The California segment consists of three generating facilities located in or near the City of San Francisco with total net generating capacity of 2,347 MW. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on the Company’s invested cash balances. For the three and nine months ended September 30, 2007, Other Operations also included gains and losses related to a long-term PPA with Pepco (the “Back-to-Back Agreement”), which was terminated pursuant to a settlement that became effective in the third quarter of 2007. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2008:
Operating revenues[1]	$1,799	$226	$52	$91	$4	$2,172
Cost of fuel, electricity and other products[2]	170	171	17	4	(2)	360

Gross Margin	1,629	55	35	87	6	1,812

Operating Expenses:
Operations and maintenance	96	33	17	4	—	150
Depreciation and amortization	23	5	5	2	—	35
Loss (gain) on sales of assets, net	(7)	(5)	(2)	(1)	4	(11)

Total operating expenses	112	33	20	5	4	174

Operating income	1,517	22	15	82	2	1,638
Total other expense (income), net	1	(1)	—	36	—	36

Income from continuing operations before income taxes	1,516	23	15	46	2	1,602
Benefit for income taxes	—	—	—	(5)	—	(5)

Income from continuing operations	$1,516	$23	$15	$51	$2	$1,607

Total assets at September 30, 2008	$4,902	$671	$185	$6,483	$(2,405)	$9,836

[1]	Includes unrealized gains of $1.324 billion, $44 million and $70 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized losses of $6 million and $37 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2008:
Operating revenues[1]	$1,410	$480	$138	$49	$4	$2,081
Cost of fuel, electricity and other products[2]	422	323	43	(20)	(2)	766

Gross Margin	988	157	95	69	6	1,315

Operating Expenses:
Operations and maintenance	306	130	57	26	—	519
Depreciation and amortization	67	15	19	7	—	108
Loss (gain) on sales of assets, net	(9)	(21)	(3)	(1)	7	(27)

Total operating expenses	364	124	73	32	7	600

Operating income (loss)	624	33	22	37	(1)	715
Total other expense (income), net	1	(1)	—	89	—	89

Income (loss) from continuing operations before income taxes	623	34	22	(52)	(1)	626
Provision for income taxes	—	—	—	5	—	5

Income (loss) from continuing operations	$623	$34	$22	$(57)	$(1)	$621

Total assets at September 30, 2008	$4,902	$671	$185	$6,483	$(2,405)	$9,836

[1]	Includes unrealized gains of $200 million, $4 million and $21 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized losses of $7 million for Northeast.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2007:
Operating revenues[1]	$542	$189	$45	$(59)	$—	$717
Cost of fuel, electricity and other products[2]	167	118	10	(95)	(5)	195

Gross Margin	375	71	35	36	5	522

Operating Expenses:
Operations and maintenance	91	46	18	16	—	171
Depreciation and amortization	21	6	3	3	—	33

Total operating expenses	112	52	21	19	—	204

Operating income	263	19	14	17	5	318
Total other income, net	(1)	—	—	(362)	—	(363)

Income from continuing operations before income taxes	264	19	14	379	5	681
Provision for income taxes	—	—	—	39	—	39

Income from continuing operations	$264	$19	$14	$340	$5	$642

Total assets at December 31, 2007	$4,008	$696	$195	$7,327	$(1,688)	$10,538

[1]	Includes unrealized gains of $31 million for Mid-Atlantic and unrealized losses of $4 million and $11 million for Northeast and Other Operations, respectively.
[2]	Includes unrealized losses of $1 million and $2 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2007:
Operating revenues[1]	$889	$513	$130	$78	$—	$1,610
Cost of fuel, electricity and other products[2]	404	331	32	(54)	(14)	699

Gross Margin	485	182	98	132	14	911

Operating Expenses:
Operations and maintenance	265	138	54	62	—	519
Depreciation and amortization	60	19	10	8	—	97
Impairment losses	—	175	—	—	—	175
Loss (gain) on sales of assets, net	(2)	(25)	(2)	(5)	10	(24)

Total operating expenses	323	307	62	65	10	767

Operating income (loss)	162	(125)	36	67	4	144
Total other income, net	(4)	(6)	(5)	(274)	—	(289)

Income (loss) from continuing operations before reorganization items, net and income taxes	166	(119)	41	341	4	433
Reorganization items, net	—	(2)	—	—	—	(2)
Provision for income taxes	—	—	—	9	—	9

Income (loss) from continuing operations	$166	$(117)	$41	$332	$4	$426

Total assets at December 31, 2007	$4,008	$696	$195	$7,327	$(1,688)	$10,538

[1]	Includes unrealized losses of $313 million, $67 million and $22 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized losses of $10 million for Mid-Atlantic and unrealized gains of $29 million for Northeast.

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

Environmental Matters

EPA Information Request.    In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River facility in Virginia and the Chalk Point, Dickerson and Morgantown facilities in Maryland. The requested information concerned the period of operations that predates the ownership and lease of those facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. If a violation is determined to have occurred at any of the facilities, Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic, as the owner or lessee of the facility, may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Mirant Chalk Point and Mirant Mid-Atlantic have installed and are installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown facilities in Maryland to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, Mirant Potomac River, Mirant Chalk Point or Mirant Mid-Atlantic could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility at issue, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic.

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

In late May 2008, the MDE filed a complaint in the Circuit Court for Charles County, Maryland, against Mirant MD Ash Management and Mirant Mid-Atlantic. The complaint alleges violations of Maryland’s water pollution laws similar to those asserted in the April 2, 2008, letter from the Environmental Integrity Project and the Potomac Riverkeeper. The MDE seeks injunctive relief and civil penalties of up to $10,000 per day for each violation. Mirant MD Ash Management and Mirant Mid-Atlantic dispute the claims of the MDE, and on July 23, 2008, filed a motion seeking dismissal of the MDE complaint.

New York State Administrative Claims.    On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Company’s Chapter 11 proceedings asserting a claim seeking to require the Company to provide funding to its subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations, citing various then outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. On April 12, 2008, the State of New York and the NYSDEC filed a separate notice of administrative claims in the bankruptcy proceedings of Mirant New York, Mirant Bowline and Mirant Lovett (all of which emerged from bankruptcy in 2007) alleging various potential violations of New York environmental laws and regulations related to the operation of the Bowline and Lovett generating facilities during the period those entities were in bankruptcy. Except for the alleged violations described below in Lovett Coal Ash Management Facility Notice of Hearing and Complaint, all of the matters or alleged violations set out in the January 24, 2006, and April 12, 2008, administrative claims have now been resolved.

Riverkeeper Suit Against Mirant Lovett.    On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating facility and to perform monitoring for the exclusion of certain aquatic organisms from the facility’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin Mirant Lovett from continuing to operate the Lovett generating facility in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stayed the suit until 60 days after the entry of the order by the Bankruptcy Court confirming the plan of reorganization for Mirant Lovett became final and non-appealable, which stay expired in late 2007. Mirant Lovett intends to file a motion seeking dismissal of the suit on the grounds that it complied with the terms of its water discharge permit, the closure of the Lovett generating facility in April 2008 moots the plaintiff’s request for injunctive relief, and the discharge in bankruptcy received by Mirant Lovett in 2007 bars any claim for penalties.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors, Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas, emerged from bankruptcy on various dates in 2007. As of September 30, 2008, approximately one million of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

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

Actions Pursued by MC Asset Recovery

Under the Plan, the rights to certain actions filed by Mirant and various of its subsidiaries against third parties were transferred to MC Asset Recovery. MC Asset Recovery, although wholly-owned by Mirant, is governed by managers who are independent of Mirant and its other subsidiaries. Under the Plan, any cash recoveries obtained by MC Asset Recovery from the actions transferred to it, net of fees and costs incurred in prosecuting the actions, are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant immediately prior to the effective date of the Plan except where such a recovery results in an allowed claim in the bankruptcy proceedings, as described below. Mirant may not reduce such payments for the taxes owed on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests under the Plan by the amount of any taxes it will owe on the amount in excess of $175 million. Most of the actions transferred to MC Asset Recovery remain pending, and through September 30, 2008, those actions had not resulted in recoveries in excess of the fees and costs incurred by MC Asset Recovery.

Certain of the actions transferred to MC Asset Recovery seek to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent by the resulting transfers and that they did not receive fair value for those transfers. If MC Asset Recovery succeeds in obtaining any recoveries on these avoidance claims transferred to it, the party or parties from which such recoveries are obtained could seek to file claims in Mirant’s bankruptcy proceedings. Mirant would vigorously contest any such claims on the grounds that, among other things, the avoidance claims being pursued by MC Asset Recovery seek to recover only amounts received by third parties in excess of fair value and that the recovery of such amounts does not reinstate any enforceable pre-petition obligation that could give rise to a claim. If such a claim were to be allowed by the Bankruptcy Court as a result of a recovery by MC Asset Recovery, then the party receiving the claim would be entitled to either Mirant common stock or such stock and cash as provided under the Plan. Under such circumstances, the order entered by the Bankruptcy Court on December 9, 2005, confirming the Plan provides that Mirant would retain from the net amount recovered an amount equal to the dollar amount of the resulting allowed claim rather than distribute such amount to the creditors and former equity holders as described above.

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

Complaint Challenging Capacity Rates Under PJM’s RPM Tariff

On May 30, 2008, a variety of parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey, and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the “RPM Buyers”), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under PJM’s reliability pricing model (“RPM”) tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (i) the time between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (ii) the administrative process established under the RPM tariff was inadequate to restrain the exercise of market power through the withholding of capacity to increase prices, and (iii) the locational pricing established under the RPM tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Company expects to receive for the periods June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. On September 19, 2008, the FERC issued an order dismissing the complaint. The FERC found that no party had violated PJM’s RPM tariff and that the prices determined during the auctions were in accordance with the tariff’s provisions. The RPM Buyers have filed a request for reconsideration.

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

In November 2002, the plaintiffs filed an amended complaint that added as defendants the Southern Company (“Southern”), the directors of Mirant immediately prior to its initial public offering of stock and various firms that were underwriters for the initial public offering by the Company. In addition to the claims set out in the original complaint, the amended complaint asserted claims under the Securities Act, alleging that the registration statement and prospectus for the initial public offering in 2000 of Mirant’s old common stock cancelled under the Plan misrepresented and omitted material facts. On December 11, 2003, the plaintiffs filed a proof of claim against Mirant in the Chapter 11 proceedings, but they subsequently withdrew their claim in October 2004. On August 29, 2005, the district court, at the request of the plaintiffs, dismissed Mirant as a defendant in this action. On August 5, 2008, the district court addressed various pending motions to dismiss filed by the remaining defendants by requiring the plaintiffs to submit an amended complaint within thirty days, after which the defendants could refile their motions to dismiss. The plaintiffs filed a second amended complaint on September 5, 2008, and the defendants have filed motions seeking dismissal of that amended complaint.

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

City of Sandy Springs Business and Occupation Taxes Dispute

Mirant’s corporate headquarters and its asset management and energy marketing organization are located in the City of Sandy Springs, Georgia (“Sandy Springs”), which came into existence in late 2005 and includes what had been an unincorporated portion of Fulton County, Georgia. By letter dated June 20, 2008, the city attorney notified Mirant that effective June 23, 2008, Sandy Springs was assessing Mirant $14.4 million for the city’s Business and Occupation Tax for 2006 in addition to the amounts previously paid by Mirant. The $14.4 million included penalties and interest of approximately $5.8 million. On August 15, 2008, Sandy Springs withdrew the assessment for 2006. Sandy Springs subsequently adopted an ordinance capping the amount of Business and Occupation Tax that an entity could owe for any year at $400,000 retroactive to 2006.

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

On May 30, 2006, Mirant and various of its subsidiaries (collectively the “Mirant Settling Parties”) entered into the Settlement Agreement with Pepco (the “Pepco Settlement Agreement”) and various of its affiliates (collectively the “Pepco Settling Parties”). The Pepco Settlement Agreement could not become effective until it had been approved by the Bankruptcy Court and that approval order had become a final order no longer subject to appeal. The Bankruptcy Court entered an order approving the Pepco Settlement Agreement on August 9, 2006. That order was appealed, but the appeal was dismissed by agreement of the parties in August 2007, and the Pepco Settlement Agreement became effective August 10, 2007. The Pepco Settlement Agreement fully resolved the contract rejection motions that remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. Under the Pepco Settlement Agreement, Mirant Power Purchase assumed the remaining obligations under the APSA, and Mirant has guaranteed its performance. The Back-to-Back Agreement was rejected and terminated effective as of May 31, 2006.

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

Upon the distribution of the shares to Pepco, Mirant recognized a gain of $379 million in the third quarter of 2007. The gain included (1) $341 million representing the fair value of the price risk management liability that was reversed as a result of the rejection of the Back-to-Back Agreement, (2) $36 million refunded by Pepco for payments made under the Back-to-Back Agreement for periods after May 31, 2006, and (3) $2 million for the excess payment Pepco received from liquidation of the shares that were distributed to it. The $341 million and $2 million were included in other income, net and the $36 million was included in gross margin in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007.

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

Share Repurchases

On November 9, 2007, we announced that we planned to return a total of $4.6 billion of excess cash to our stockholders based on four factors: (1) the outlook for the business, (2) preserving our credit profile, (3) maintaining adequate liquidity, including for capital expenditures and (4) maintaining sufficient working capital. Between November 2007 and September 2008, we returned approximately $3.856 billion of cash to our stockholders through purchases of 110 million shares of our common stock, including 74 million shares that were purchased through open market purchases in 2008 for approximately $2.54 billion. We have repurchased approximately 43% of the 256 million basic shares that we had outstanding when the program began in November 2007. On September 22, 2008, we announced that we had suspended our program to return excess cash to our stockholders based on our evaluation of the four factors that were set out upon commencement of the share repurchase program. On November 7, 2008, we announced that we are resuming our program of returning excess cash to our stockholders and will purchase an additional $200 million of shares through open market purchases. This $200 million is in addition to the previous $3.856 billion of cash returned to our stockholders. See Note I to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our share repurchases.

Capital Expenditures and Capital Resources

We expect to incur total capital expenditures of $1.674 billion through the first quarter of 2010 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act. At September 30, 2008, we have paid approximately $797 million for capital expenditures related to the Maryland Healthy Air Act. For the nine months ended September 30, 2008, we paid $443 million for capital expenditures, of which $297 million related to the Maryland Healthy Air Act. The following table details our estimated capital expenditures, excluding capitalized interest, for the remainder of 2008 through 2010 (in millions):

	2008	2009	2010
Maryland Healthy Air Act	$175	$493	$209
Other environmental	14	31	35
Maintenance	36	160	129
Construction	2	66	44
Other	6	14	15

Total	$233	$764	$432

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Emissions Allowances

Primarily as a result of the pollution control equipment we are installing to comply with the requirements of the Maryland Healthy Air Act, we have significant excess emissions allowances in future periods. We plan to continue to maintain some emissions allowances in excess of expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. During the fourth quarter of 2007, we began a program to sell excess emissions allowances dependent upon market conditions. In the first nine months of 2008, there were significant decreases in prices of emissions allowances. At September 30, 2008, the estimated fair value of our excess SO2 emissions allowances exceeded the carrying value.

In July 2008, the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) issued an opinion which would vacate the Clean Air Interstate Rule (“CAIR”). Following this ruling, prices for annual NOx emissions allowances declined significantly, and we recognized a lower of cost or market value adjustment of approximately $1 million related to annual NOx emissions allowances in inventory. See Other Developments for further discussion of the CAIR ruling.

In September 2008, we joined the Chicago Climate Exchange (“CCX”), a voluntary greenhouse gas registry, reduction and trading system. As part of the agreement for membership to CCX, we have committed to meet annual emission reduction targets and reduce our greenhouse gas emissions by six percent below the average of our 1998 to 2001 levels by 2010. We expect to satisfy our reduction targets through previously implemented generating unit retirements, capacity factor reductions and heat rate improvement efforts to increase the efficiency of our generating facilities.

Income Taxes

As a result of our repurchases of 154 million of shares of our common stock since July 11, 2006, and the exercise of a significant number of warrants for Mirant common stock during 2008, we think that during the third quarter of 2008 we experienced an “ownership change” within the meaning of §382 of the Internal Revenue Code of 1986, as amended. Our annual limitation on the amount of taxable income that can be offset by our then existing NOLs must be redetermined as of the date such ownership change occurs. We will not know the precise date of the ownership change until the first quarter of 2009 when certain holders of our shares will file a Schedule 13G under the Securities Exchange Act of 1934 and therefore we cannot currently determine with certainty our ongoing annual limitation.

Consolidated Financial Performance

We reported net income of $1.607 billion and $672 million for the three and nine months ended September 30, 2008, respectively, compared to net income of $775 million and $1.979 billion for the same periods in 2007. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Realized gross margin	$417	$509	$(92)	$1,097	$1,294	$(197)
Unrealized gross margin	1,395	13	1,382	218	(383)	601

Total gross margin	1,812	522	1,290	1,315	911	404
Operating expenses:
Operations and maintenance	150	171	(21)	519	519	—
Depreciation and amortization	35	33	2	108	97	11
Impairment losses	—	—	—	—	175	(175)
Gain on sales of assets, net	(11)	—	(11)	(27)	(24)	(3)

Total operating expenses	174	204	(30)	600	767	(167)

Operating income	1,638	318	1,320	715	144	571
Total other expense (income), net	36	(363)	399	89	(289)	378

Income from continuing operations before reorganization items, net and income taxes	1,602	681	921	626	433	193
Reorganization items, net	—	—	—	—	(2)	2
Provision (benefit) for income taxes	(5)	39	(44)	5	9	(4)

Income from continuing operations	1,607	642	965	621	426	195
Income from discontinued operations	—	133	(133)	51	1,553	(1,502)

Net income	$1,607	$775	$832	$672	$1,979	$(1,307)

•	Our realized gross margin decreased $92 million and $197 million in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

•

For the three months ended September 30, 2008, the decrease was principally a result of lower energy gross margin and contracted and capacity gross margin partially offset by higher realized value of hedges. The contracted and capacity gross margin for the three months ended September 30, 2007, included a refund to us of $36 million for payments made under the Back-to-Back Agreement for periods after May 31, 2006, as a result of the Pepco Settlement Agreement becoming fully effective in August 2007.

•

For the nine months ended September 30, 2008, the decrease was principally a result of lower energy gross margin, lower realized value of hedges and a decrease from proprietary trading and fuel oil management activities, partially offset by higher contracted and capacity gross margin in 2008.

•

Our unrealized gross margin increased $1.382 billion and $601 million in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. These increases were principally a result of increases in the value of hedge contracts for future periods and the related reversal of unrealized losses recorded in prior periods. Our unrealized gross margin was reduced by increases in the valuation adjustment for counterparty credit risk of $52 million and $60 million for the three and nine months ended September 30, 2008, respectively. See Item 3. Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk for additional information.

•

Our results for the nine months ended September 30, 2007, include an impairment loss of $175 million on our Lovett facility. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to this impairment.

•

For the three and nine months ended September 30, 2007, other expense (income), net included a gain of $343 million as a result of the Pepco Settlement Agreement that became fully effective in August 2007.

Commodity Prices

The prices for power, natural gas and fuel oil increased significantly during the first six months of 2008 and then decreased significantly during the three months ended September 30, 2008. As a result, most of the unrealized losses recognized during the first six months of 2008 reversed during the three months ended September 30, 2008. For the three months ended September 30, 2008, we recognized unrealized gains of $1.395 billion. For the nine months ended September 30, 2008, we recognized unrealized gains of $218 million.

The average market price for the types of coal that we use, however, was approximately 125% higher in the first nine months of 2008 than in the same period in 2007. Global demand for coal to generate electricity has been a significant factor influencing domestic prices for the types of coal that we use. As a result, the energy gross margin earned from our baseload coal units was negatively affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity. We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2013. Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2008, the net fair value of these long-term coal agreements was approximately $694 million.

We are generally economically neutral for that portion of the portfolio that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett and Martha’s Vineyard facilities. The California region includes our Pittsburg, Contra Costa and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest on our invested cash balances. For the three and nine months ended September 30, 2007, Other Operations also includes gains and losses related to the Back-to-Back Agreement with Pepco, which was terminated pursuant to a settlement agreement that became effective in the third quarter of 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

Operating Statistics

The following table summarizes Net Capacity Factor by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Decrease	2008	2007	Decrease
Mid-Atlantic	37%	41%	(4)%	33%	36%	(3)%
Northeast	15%	25%	(10)%	14%	24%	(10)%
California	7%	9%	(2)%	4%	5%	(1)%
Total	25%	30%	(5)%	22%	26%	(4)%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended September 30,		Decrease	Decrease %	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007			2008	2007
Mid-Atlantic:
Baseload	4,046	4,074	(28)	(1)%	11,020	11,244	(224)	(2)%
Intermediate	168	484	(316)	(65)%	352	1,015	(663)	(65)%
Peaking	46	188	(142)	(76)%	134	282	(148)	(52)%

Total Mid-Atlantic	4,260	4,746	(486)	(10)%	11,506	12,541	(1,035)	(8)%

Northeast:
Baseload	198	686	(488)	(71)%	773	2,082	(1,309)	(63)%
Intermediate	650	785	(135)	(17)%	1,565	2,305	(740)	(32)%
Peaking	3	5	(2)	(40)%	4	5	(1)	(20)%

Total Northeast	851	1,476	(625)	(42)%	2,342	4,392	(2,050)	(47)%

California:
Intermediate	345	447	(102)	(23)%	634	679	(45)	(7)%
Peaking	1	3	(2)	(67)%	21	18	3	17%

Total California	346	450	(104)	(23)%	655	697	(42)	(6)%

Total Mirant	5,457	6,672	(1,215)	(18)%	14,503	17,630	(3,127)	(18)%

The decrease in power generation volumes for the three and nine months ended September 30, 2008, is primarily the result of the following:

•

a decrease in Mid-Atlantic intermediate and peaking generation volumes as a result of lower demand in the third quarter of 2008. For the nine months ended September 30, 2008, the decrease was also a result of contracting dark spreads and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act;

•

a decrease in Northeast as a result of higher fuel prices at times making it uneconomic for certain units to generate, the shutdown of units 3 and 4 of the Lovett generating facility in April 2007 and the shutdown of unit 5 of the Lovett generating facility in April 2008.

Our California facilities operate under tolling agreements with PG&E. Therefore, changes in power generation volumes from those facilities, which can be caused by weather, outages, or other factors, do not generally affect our gross margin.

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Three Months Ended September 30,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$311	$1,318	$1,629	$345	$30	$375
Northeast	48	7	55	77	(6)	71
California	35	—	35	35	—	35
Other Operations	17	70	87	47	(11)	36
Eliminations	6	—	6	5	—	5

Total	$417	$1,395	$1,812	$509	$13	$522

Gross margin for the three months ended September 30, 2008 and 2007, is further detailed as follows (in millions):

	Three Months Ended September 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$148	$23	$1	$17	$6	$195
Contracted and capacity	93	23	34	—	—	150
Realized value of hedges	70	2	—	—	—	72

Total realized gross margin	311	48	35	17	6	417
Unrealized gross margin	1,318	7	—	70	—	1,395

Total gross margin	$1,629	$55	$35	$87	$6	$1,812

	Three Months Ended September 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$232	$38	$1	$12	$5	$288
Contracted and capacity	84	21	34	35	—	174
Realized value of hedges	29	18	—	—	—	47

Total realized gross margin	345	77	35	47	5	509
Unrealized gross margin	30	(6)	—	(11)	—	13

Total gross margin	$375	$71	$35	$36	$5	$522

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services. For the three months ended September 30, 2007, contracted and capacity also includes the Back-to-Back Agreement which was terminated on August 10, 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting. The realized value of hedges includes the difference between market prices and contract costs for coal used to generate electricity in the period.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts that are recorded as price risk management assets and liabilities on our condensed consolidated balance sheets, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$311	$345	$(34)
Unrealized gross margin	1,318	30	1,288

Total gross margin	1,629	375	1,254

Operating expenses:
Operations and maintenance	96	91	5
Depreciation and amortization	23	21	2
Gain on sales of assets, net	(7)	—	(7)

Total operating expenses	112	112	—

Operating income	1,517	263	1,254
Total other expense (income), net	1	(1)	2

Income from continuing operations before reorganization items and income taxes	$1,516	$264	$1,252

Gross Margin

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$148	$232	$(84)
Contracted and capacity	93	84	9
Realized value of hedges	70	29	41

Total realized gross margin	311	345	(34)
Unrealized gross margin	1,318	30	1,288

Total gross margin	$1,629	$375	$1,254

The decrease of $34 million in realized gross margin was principally a result of the following:

•

a decrease of $84 million in energy, primarily as a result of a substantial increase in the price of fuel, partially offset by an increase in power prices and a decrease in the cost of emissions allowances. In addition, generation volumes decreased 10% because our intermediate and peaking facilities generated less as a result of lower demand; partially offset by

•

an increase of $41 million in realized value of hedges as a result of a significant increase in the amount by which market prices for coal exceeded the contract prices for the coal that we purchased under our long-term agreements, partially offset by a decrease in the settlement value of power hedges. In 2008, market prices for power exceeded the settlement value of our power contracts. In 2007, the settlement value of our power contracts exceeded market prices; and

•	an increase of $9 million in contracted and capacity primarily related to higher capacity prices for 2008.

The increase of $1.288 billion in unrealized gross margin was comprised of the following:

•

unrealized gains of $1.318 billion in 2008, which included an $1.077 billion net increase in the value of hedge contracts for future periods primarily related to the reversal of unrealized losses recorded in prior periods, and unrealized gains of $241 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized gains of $30 million in 2007 as a result of increases in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the third quarter of 2007, partially offset by decreases related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The increase of $5 million in operations and maintenance expense was primarily related to increases in allocated corporate overhead costs. With the completion of the disposition of the Caribbean business by Mirant in August 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the three months ended September 30, 2008, than in the same period in 2007. The increase of $7 million in gain on sales of assets, net is primarily the result of sales of emissions allowances in 2008.

Northeast

Our Northeast segment is comprised of our four generating facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$48	$77	$(29)
Unrealized gross margin	7	(6)	13

Total gross margin	55	71	(16)

Operating expenses:
Operations and maintenance	33	46	(13)
Depreciation and amortization	5	6	(1)
Gain on sales of assets, net	(5)	—	(5)

Total operating expenses	33	52	(19)

Operating income	22	19	3
Total other income, net	(1)	—	(1)

Income from continuing operations before reorganization items and income taxes	$23	$19	$4

Gross Margin

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$23	$38	$(15)
Contracted and capacity	23	21	2
Realized value of hedges	2	18	(16)

Total realized gross margin	48	77	(29)
Unrealized gross margin	7	(6)	13

Total gross margin	$55	$71	$(16)

The decrease of $29 million in realized gross margin was principally a result of the following:

•

a decrease of $16 million in realized value of hedges for our generation output primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the amount by which market prices for fuel exceeded the contract prices; and

•	a decrease of $15 million in energy, primarily as a result of the shutdown of the Lovett facility.

The increase of $13 million in unrealized gross margin was comprised of unrealized gains of $7 million in 2008 compared to $6 million of unrealized losses in 2007. The unrealized losses in 2007 related to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices and the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

The decrease of $19 million in operating expenses was principally the result of a decrease of $13 million in operations and maintenance expense primarily as a result of the shutdown of unit 5 of the Lovett generating facility in April 2008. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the Lovett shutdown. The increase of $5 million in gain on sales of assets, net is primarily the result of sales of emissions allowances in 2008.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$35	$35	$—
Unrealized gross margin	—	—	—

Total gross margin	35	35	—

Operating expenses:
Operations and maintenance	17	18	(1)
Depreciation and amortization	5	3	2
Gain on sales of assets, net	(2)	—	(2)

Total operating expenses	20	21	(1)

Operating income	15	14	1

Income from continuing operations before reorganization items and income taxes	$15	$14	$1

Gross Margin

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$1	$1	$—
Contracted and capacity	34	34	—

Total realized gross margin	35	35	—
Unrealized gross margin	—	—	—

Total gross margin	$35	$35	$—

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances. For the three months ended September 30, 2007, Other Operations also included gains and losses related to the Back-to-Back Agreement, which was terminated pursuant to the Pepco Settlement Agreement that became effective in the third quarter of 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$17	$47	$(30)
Unrealized gross margin	70	(11)	81

Total gross margin	87	36	51

Operating expenses:
Operations and maintenance	4	16	(12)
Depreciation and amortization	2	3	(1)
Gain on sales of assets, net	(1)	—	(1)

Total operating expenses	5	19	(14)

Operating income	82	17	65
Total other expense (income), net	36	(362)	398

Income from continuing operations before reorganization items and income taxes	$46	$379	$(333)

Gross Margin

	Three Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$17	$12	$5
Contracted and capacity	—	35	(35)

Total realized gross margin	17	47	(30)
Unrealized gross margin	70	(11)	81

Total gross margin	$87	$36	$51

The decrease of $30 million in realized gross margin was principally a result of the following:

•

a decrease of $35 million in contracted and capacity resulting from the third quarter 2007 refund of $36 million of payments made to Pepco under the Back-to-Back Agreement for periods after May 31, 2006, as a result of the Pepco Settlement Agreement becoming fully effective. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the Pepco Settlement Agreement; partially offset by

•	an increase of $5 million in energy as a result of increases from proprietary trading and fuel oil management activities.

The increase of $81 million in unrealized gross margin was comprised of the following:

•	unrealized gains of $70 million in 2008 related to proprietary trading and fuel oil management activities; and

•

unrealized losses of $11 million in 2007 comprised of $7 million of unrealized losses related to proprietary trading and fuel oil management activities and unrealized losses of $4 million on the Back-to-Back Agreement which was terminated in the third quarter of 2007.

Operating Expenses

The decrease of $14 million in operating expenses was primarily a result of a decrease of $12 million in operations and maintenance expense, which included:

•	a decrease of $4 million related to labor costs, including the bonus plan for dispositions;

•	a decrease of $4 million related to corporate overhead costs included in Other Operations in 2007 but allocated across Mirant’s operating segments in 2008; and

•	a decrease of $3 million related to litigation contingencies.

Other Expense (Income), Net

The increase of $398 million in other expense (income), net was primarily a result of the following:

•	a decrease of $344 million in other, net, which included:

•

a gain of $341 million in 2007 resulting from the termination of the Back-to-Back Agreement and a gain of $2 million for the refund of excess proceeds from the sale of shares distributed to Pepco, both pursuant to the Pepco Settlement Agreement becoming fully effective August 10, 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the Pepco Settlement Agreement; and

•	a loss of approximately $2 million in 2008 related to the purchase of $200 million of Mirant Americas Generation senior notes due in 2011.

•	a decrease of $69 million in interest income primarily related to lower interest rates on invested cash and lower average cash balances; partially offset by

•	a decrease of $15 million in interest expense primarily related to lower debt outstanding and higher interest capitalized on construction projects in 2008.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased $44 million for the three months ended September 30, 2008, compared to the same period in 2007. The decrease was primarily related to a $49 million intra-period tax adjustment in 2007 to the amounts previously recognized in continuing operations relating to the sale of the Philippine business included in discontinued operations. See Overview in this Item 2 for additional information on income taxes.

Discontinued Operations

For the three months ended September 30, 2008, there was no income from discontinued operations. For the three months ended September 30, 2007, income from discontinued operations was $133 million and included:

•	a pre-tax gain of $62 million on the sale of the Caribbean business; and

•	an income tax benefit of $49 million related to the sale of the Philippine business.

See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the dispositions and discontinued operations.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Nine Months Ended September 30,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$788	$200	$988	$808	$(323)	$485
Northeast	160	(3)	157	220	(38)	182
California	95	—	95	98	—	98
Other Operations	48	21	69	154	(22)	132
Eliminations	6	—	6	14	—	14

Total	$1,097	$218	$1,315	$1,294	$(383)	$911

Gross margin for the nine months ended September 30, 2008 and 2007, is further detailed as follows (in millions):

	Nine Months Ended September 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$474	$65	$3	$48	$6	$596
Contracted and capacity	252	68	92	—	—	412
Realized value of hedges	62	27	—	—	—	89

Total realized gross margin	788	160	95	48	6	1,097
Unrealized gross margin	200	(3)	—	21	—	218

Total gross margin	$988	$157	$95	$69	$6	$1,315

	Nine Months Ended September 30, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$529	$99	$3	$138	$14	$783
Contracted and capacity	122	66	95	16	—	299
Realized value of hedges	157	55	—	—	—	212

Total realized gross margin	808	220	98	154	14	1,294
Unrealized gross margin	(323)	(38)	—	(22)	—	(383)

Total gross margin	$485	$182	$98	$132	$14	$911

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO administered capacity markets, through RMR contracts and from ancillary services. For the nine months ended September 30, 2007, contracted and capacity also includes the Back-to-Back Agreement which was terminated on August 10, 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts, including coal supply contracts that qualify for the normal purchases or normal sales exclusion from SFAS 133 and which therefore qualify for the use of accrual accounting. The realized value of hedges includes the difference between market prices and contract costs for coal used to generate electricity in the period.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts that are recorded as price risk management assets and liabilities on our condensed consolidated balance sheets, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,244 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$788	$808	$(20)
Unrealized gross margin	200	(323)	523

Total gross margin	988	485	503

Operating expenses:
Operations and maintenance	306	265	41
Depreciation and amortization	67	60	7
Gain on sales of assets, net	(9)	(2)	(7)

Total operating expenses	364	323	41

Operating income	624	162	462
Total other expense (income), net	1	(4)	5

Income from continuing operations before reorganization items and income taxes	$623	$166	$457

Gross Margin

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$474	$529	$(55)
Contracted and capacity	252	122	130
Realized value of hedges	62	157	(95)

Total realized gross margin	788	808	(20)
Unrealized gross margin	200	(323)	523

Total gross margin	$988	$485	$503

The decrease of $20 million in realized gross margin was principally a result of the following:

•

a decrease of $95 million in realized value of hedges primarily as a result of a decrease in the settlement value of power hedges. In 2008, market prices for power exceeded the settlement value of power contracts. In 2007, the settlement value of power contracts exceeded market prices. The decrease in power hedges was partially offset by an increase in the amount by which market prices for coal exceeded the contract prices for the coal that we purchased under our long-term agreements;

•

a decrease of $55 million in energy, primarily as a result of a substantial increase in the price of fuel, partially offset by an increase in power prices and a decrease in the cost of emissions allowances. In addition, generation volumes decreased 8% because our intermediate and peaking facilities generated less as a result of lower demand, contracting dark spreads and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act; partially offset by

•

an increase of $130 million in contracted and capacity primarily related to higher capacity revenues for the entire nine months in 2008 as a result of the PJM RPM under which we began to receive revenue in June 2007.

The increase of $523 million in unrealized gross margin was comprised of the following:

•

unrealized gains of $200 million in 2008, which included an increase of $307 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods, partially offset by a $107 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices; and

•

unrealized losses of $323 million in 2007 as a result of the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and decreases in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices in 2007.

Operating Expenses

The increase of $41 million in operating expenses is primarily a result of the following:

•	an increase of $41 million in operations and maintenance expense, which included:

•	an increase of $19 million related to the timing of our planned outages and an increase in labor and chemical costs related to our pollution control equipment; and

•

$20 million in increased allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the nine months ended September 30, 2008, than in the same period in 2007;

•

an increase of $7 million in depreciation and amortization expense related to pollution control equipment placed in service as part of our compliance with the Maryland Healthy Air Act, partially offset by

•	an increase of $7 million in gain on sales of assets, net primarily as a result of the sales of emissions allowances in 2008.

Northeast

Our Northeast segment is comprised of our four generating facilities located in New York and New England with total net generating capacity of 2,506 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$160	$220	$(60)
Unrealized gross margin	(3)	(38)	35

Total gross margin	157	182	(25)

Operating expenses:
Operations and maintenance	130	138	(8)
Depreciation and amortization	15	19	(4)
Impairment losses	—	175	(175)
Gain on sales of assets, net	(21)	(25)	4

Total operating expenses	124	307	(183)

Operating income (loss)	33	(125)	158
Total other income, net	(1)	(6)	5

Income (loss) from continuing operations before reorganization items and income taxes	$34	$(119)	$153

Gross Margin

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$65	$99	$(34)
Contracted and capacity	68	66	2
Realized value of hedges	27	55	(28)

Total realized gross margin	160	220	(60)
Unrealized gross margin	(3)	(38)	35

Total gross margin	$157	$182	$(25)

The decrease of $60 million in realized gross margin was principally a result of the following:

•	a decrease of $34 million in energy, primarily as a result of the shutdown of the Lovett facility, lower generation volumes and increased fuel costs, partially offset by higher power prices; and

•

a decrease of $28 million in realized value of hedges for our generation output, primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices, partially offset by an increase in the settlement value of fuel contracts.

The increase of $35 million in unrealized gross margin was comprised of unrealized losses of $3 million in 2008 compared to $38 million in 2007. The unrealized losses were related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by increases in value associated with forward power and fuel contracts for future periods primarily as a result of decreases in forward power prices.

Operating Expenses

The decrease of $183 million in operating expenses was principally the result of the following:

•

a decrease of $175 million as a result of the impairment loss on our Lovett facility recognized in the second quarter of 2007. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to this impairment;

•

a decrease of $8 million in operations and maintenance expense primarily related to the Lovett facility, which includes a decrease of $23 million in operating costs, partially offset by $15 million of shutdown costs incurred in the nine months ended September 30, 2008. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the shutdown of the Lovett facility; and

•

a decrease of $4 million in gain on sales of assets. In 2008, subsidiaries in our Northeast segment recognized a gain of $21 million related to emissions allowances primarily sold to third parties. In 2007, subsidiaries in our Northeast segment recognized a gain of $25 million, of which $10 million related to emissions allowances sold to Mirant Mid-Atlantic that are eliminated in our unaudited condensed consolidated statement of operations.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$95	$98	$(3)
Unrealized gross margin	—	—	—

Total gross margin	95	98	(3)

Operating expenses:
Operations and maintenance	57	54	3
Depreciation and amortization	19	10	9
Gain on sales of assets, net	(3)	(2)	(1)

Total operating expenses	73	62	11

Operating income	22	36	(14)
Total other income, net	—	(5)	5

Income from continuing operations before reorganization items and income taxes	$22	$41	$(19)

Gross Margin

	Nine Months Ended September 30,
	2008	2007	Decrease
Energy	$3	$3	$—
Contracted and capacity	92	95	(3)

Total realized gross margin	95	98	(3)
Unrealized gross margin	—	—	—

Total gross margin	$95	$98	$(3)

The decrease of $3 million in contracted and capacity is primarily related to extended outages at unit 3 of the Potrero generating facility in 2008.

Operating Expenses

The increase of $11 million in operating expenses was principally the result of higher development costs and higher depreciation expense in 2008.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances. For the nine months ended September 30, 2007, Other Operations also included gains and losses related to the Back-to-Back Agreement, which was terminated pursuant to the settlement agreement that became fully effective in the third quarter of 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Pepco Settlement Agreement.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$48	$154	$(106)
Unrealized gross margin	21	(22)	43

Total gross margin	69	132	(63)

Operating expenses:
Operations and maintenance	26	62	(36)
Depreciation and amortization	7	8	(1)
Gain on sales of assets, net	(1)	(5)	4

Total operating expenses	32	65	(33)

Operating income	37	67	(30)
Total other expense (income), net	89	(274)	363

Income (loss) from continuing operations before reorganization items and income taxes	$(52)	$341	$(393)

Gross Margin

	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007
Energy	$48	$138	$(90)
Contracted and capacity	—	16	(16)

Total realized gross margin	48	154	(106)
Unrealized gross margin	21	(22)	43

Total gross margin	$69	$132	$(63)

The decrease of $106 million in realized gross margin was principally a result of the following:

•	a decrease of $90 million in energy, comprised of a $66 million decrease from fuel oil management activities and a $24 million decrease from proprietary trading activities; and

•

a decrease of $16 million in contracted and capacity resulting from the termination of the Back-to-Back Agreement in the third quarter of 2007. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the Pepco Settlement Agreement.

The increase of $43 million in unrealized gross margin was comprised of the following:

•	unrealized gains of $21 million in 2008 related to proprietary trading and fuel oil management activities; and

•

unrealized losses of $22 million in 2007 comprised of $111 million of unrealized losses related to proprietary trading and fuel oil management activities, partially offset by unrealized gains of $89 million on the Back-to-Back Agreement which was terminated in the third quarter of 2007.

Operating Expenses

The decrease of $33 million in operating expenses was primarily a result of a decrease of $36 million in operations and maintenance expense, which included:

•	a decrease of $28 million related to corporate overhead costs included in Other Operations in 2007 but allocated across Mirant’s operating segments in 2008;

•	a decrease of $21 million related to litigation contingencies;

•	a decrease of $8 million related to labor costs, including the bonus plan for dispositions; partially offset by

•

an increase of $27 million related to 2007 curtailment gains on pension and postretirement benefits reflected as a reduction of operations and maintenance expense in the nine months ended September 30, 2007.

Other Expense (Income), Net

Other expense (income), net increased $363 million, primarily as a result of the following:

•	a decrease in other, net of $352 million, which included:

•	a gain of $341 million in 2007 resulting from the termination of the Back-to-Back Agreement and a gain of $2 million for the refund of excess proceeds from the sales of shares distributed to Pepco, both as a result of the Pepco Settlement Agreement becoming fully effective. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the Pepco Settlement Agreement; and

•	a loss of approximately $8 million in 2008 related to the purchase of $200 million of Mirant Americas Generation senior notes due in 2011.

•	a decrease of $68 million in interest income primarily related to lower interest rates on invested cash; partially offset by

•	a decrease of $57 million in interest expense related to lower debt outstanding and higher interest capitalized on construction projects in 2008.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased $4 million for the nine months ended September 30, 2008, compared to the same period in 2007. The decrease was attributable to adjustments of various state tax liabilities in 2007.

Discontinued Operations

For the nine months ended September 30, 2008, income from discontinued operations was $51 million and included insurance recoveries related to the Sual generating facility outages that occurred prior to the sale, and final working capital adjustments related to the 2007 sale of the Caribbean business.

For the nine months ended September 30, 2007, income from discontinued operations was $1.553 billion and included:

•

a pre-tax gain of $2.004 billion on the sale of the Philippine business, a pre-tax gain of $62 million on the sale of the Caribbean business, a reduction to the previous impairment of the six U.S. natural gas-fired facilities of $31 million and a gain of $8 million on the sale of Mirant NY-Gen; partially offset by

•	an income tax provision of $704 million related to the sale of the Philippine business; and

•	operating results for discontinued operations.

See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the dispositions and discontinued operations.

Financial Condition

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under the Mirant North America senior secured revolving credit facility; and (3) letter of credit capacity available under the Mirant North America senior secured term loan. In addition, our cash and cash equivalents will be reduced by the continued return of cash to stockholders pursuant to our announced plans.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant Corporation and its subsidiaries (in millions):

	At September 30, 2008	At December 31, 2007
Cash and Cash Equivalents:
Mirant Corporation	$1,691	$4,232
Mirant Americas Generation	19	1
Mirant North America	316	455
Mirant Mid-Atlantic	233	242
Other	5	31

Total cash and cash equivalents	2,264	4,961
Less: Cash restricted and reserved for other purposes	2	15

Total available cash and cash equivalents	2,262	4,946
Available under credit facilities	623	710

Total cash, cash equivalents and credit facilities availability	$2,885	$5,656

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Available under credit facilities at September 30, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility. See Part II, Item 1A. Risk Factors for a description of risks related to the lenders under our credit facility.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, Mirant Corporation, Mirant Americas Generation and Mirant North America are dependent for liquidity on the distributions and dividends of their subsidiaries. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of their debt agreements and leveraged lease documentation, respectively. At September 30, 2008, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $549 million at Mirant North America and its subsidiaries. Of this amount, $233 million was held by Mirant Mid-Atlantic which, as of September 30, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the nine months ended September 30, 2008, we expect Mirant North America will distribute approximately $109 million to its parent, Mirant Americas Generation, in November 2008.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following activities: (1) capital expenditures required to keep our generating facilities in operation; (2) debt service and payments under the Mirant Mid-Atlantic leveraged leases; (3) our asset management and proprietary trading activities; and (4) the development of new generating facilities.

Return of Cash to Stockholders.    Since November 2007, we returned $3.856 billion of excess cash to our stockholders through repurchases of our common stock. See Overview in this Item 2 for further discussion of our share repurchases.

Capital Expenditures.    Our capital expenditures for the nine months ended September 30, 2008, were $443 million. Our estimated capital expenditures for the period October 1, 2008, through December 31, 2010, are $1.43 billion. See Overview in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2008, we had approximately $153 million of posted cash collateral and $264 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties. In July 2008, we entered into a cash-collateralized letter of credit facility pursuant to which we posted letters of credit in support of our response to a request for proposals for new power generation. In the third quarter of 2008, we posted a $25 million surety bond as credit support for the RGGI auction that was held in September 2008. In September 2008, we placed $34 million in an escrow account to satisfy the conditions of the settlement agreement with the City of Alexandria. See Other Developments for further discussion of that settlement agreement.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds (in millions):

	At September 30, 2008	At December 31, 2007
Cash collateral posted—energy trading and marketing	$111	$96
Cash collateral posted—other operating activities	42	14
Letters of credit—energy trading and marketing	67	100
Letters of credit—debt service and rent reserves	75	78
Letters of credit—other operating activities	122	112
Surety bonds—energy trading and marketing	25	—

Total	$442	$400

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Described below are significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2008, from those presented in our 2007 Annual Report on Form 10-K.

In the first nine months of 2008, we entered into additional fuel commitments, primarily related to long-term coal agreements. As of September 30, 2008, we have approximately $894 million of fuel commitments. Of this amount, $83 million relates to the remainder of 2008, $331 million relates to 2009, $209 million relates to 2010, $178 million relates to 2011, $58 million relates to 2012 and $35 million relates to 2013. At December 31, 2007, our total estimated fuel commitments were approximately $506 million, of which $314 million related to 2008 and $192 million related to 2009. We have no fuel commitments for periods beyond 2013.

Cash Flows

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations decreased $83 million for the nine months ended September 30, 2008, compared to the same period in 2007, primarily as a result of the following:

•

a decrease in realized gross margin of $197 million in 2008, compared to the same period in 2007. See Results of Operations for additional discussion of our performance in 2008 compared to the same period in 2007;

•

an increase in cash used of $79 million related to changes in net accounts receivable and accounts payable in 2008 compared to 2007, primarily as a result of increases in power prices in 2008 and the net refund of $48 million related to a New York property tax settlement in 2007;

•

a decrease in cash provided of $70 million related to the Pepco Settlement Agreement becoming fully effective in the third quarter of 2007, which is included in other assets in our unaudited condensed consolidated statements of cash flows. Pepco repaid $70 million in 2007 for an advance payment made in the third quarter of 2006 under the Pepco Settlement Agreement; and

•

an increase in cash used of $26 million for interest, net reflecting lower interest income as a result of lower interest rates on invested cash as well as lower cash balances as a result of share repurchases partially offset by lower interest expense from lower outstanding debt and higher capitalized interest.

The increases in cash used by operating activities are partially offset by the following:

•

a decrease in cash used of $152 million because of changes in funds on deposit. In 2008, we had net cash collateral returned to us of $60 million, primarily related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan. In 2007, we posted an additional $92 million of cash collateral;

•	a decrease in cash used of $90 million primarily as a result of the reduction of fuel inventory levels;

•	a decrease in operations and maintenance expense of $25 million excluding a non-cash decrease in curtailment gains on pension and postretirement benefits of $27 million; and

•	a decrease in cash used of $23 million for bankruptcy related claims and expenses.

Investing Activities.    Net cash used in investing activities from continuing operations increased by $113 million for the nine months ended September 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•	an increase in cash used of $58 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities;

•	an increase in cash used of $12 million related to capitalized interest for projects under construction;

•

an increase in cash used of $36 million primarily related to $34 million placed in an escrow account in September 2008 to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria; and

•

a decrease of $7 million in proceeds from the sales of assets in 2008 as compared to 2007. In 2008, we received $27 million of proceeds from the sale of assets, primarily from the sale of emissions allowances. In 2007, we received $34 million of proceeds from the sale of assets, which included approximately $30 million from the sale of ancillary equipment included in the sale of the six U.S. natural gas-fired facilities.

Financing Activities.    Net cash used in financing activities from continuing operations increased by $2.741 billion for the nine months ended September 30, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

•

an increase in cash used of $2.551 billion for share repurchases. See Note I to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on share repurchases; and

•	an increase in cash used of $201 million primarily as a result of the retirement of $200 million of Mirant Americas Generation senior notes due in 2011.

Discontinued Operations

Operating Activities.    In 2008, net cash provided by operating activities from discontinued operations was primarily a result of $41 million of business interruption insurance recoveries related to the outages of the Sual generating facility and $7 million from the sale of transmission credits from our previously owned Wrightsville facility. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Philippine and Caribbean businesses, six U.S. natural gas-fired facilities, and Mirant NY-Gen.

Investing Activities.    Net cash provided by investing activities from discontinued operations was $25 million for the nine months ended September 30, 2008, compared to $5.263 billion for the same period in 2007. This difference was primarily a result of the following:

•

2007 results included the $5.409 billion in proceeds from the sale of our Caribbean business in the third quarter of 2007 and our Philippine business and six U.S. natural gas-fired facilities in the second quarter of 2007, partially offset by an increase of $20 million primarily related to capital expenditures incurred in 2007 at our Caribbean business prior to its disposition; and

•	2008 results included $25 million in insurance recoveries related to repairs to the Sual generating facility and the Swinging Bridge facility of Mirant NY-Gen.

Financing Activities.    In 2007, net cash used in financing activities was $669 million and primarily related to the repayment of long-term debt of $795 million, partially offset by a decrease in debt service reserves of $125 million related to our Philippine business.

Other Developments

Regulation of Greenhouse Gases, including the RGGI.    Concern over climate change has led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions. One such effort is the RGGI, a multi-state Northeast regional initiative outlining a cap-and-trade program to reduce CO2 emissions from units of 25 MW or greater. The RGGI program calls for signatory states to stabilize CO2 emissions to current levels from 2009 to 2015, followed by a 2.5% reduction each year from 2015 to 2018. Regulations to implement the RGGI have now been approved in each of Maryland, Massachusetts and New York.

We expect to produce a total of approximately 15.8 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities in 2009. The RGGI regulations require those facilities to obtain allowances to emit CO2 beginning in 2009. No allowances will be granted to existing sources of such emissions. Instead, allowances will be made available for such facilities only by purchase through a periodic auction process conducted regionally or through subsequent purchase from a party that holds allowances sold through the auctions. The Maryland regulations implementing the RGGI also provide that if allowance prices exceed $7 per ton of CO2 in the auctions of allowances that occur during the first three years, we and other Maryland generators will have the option to purchase from the state a portion of the remaining allowances that would have been auctioned in that particular calendar year for our generating facilities located within Maryland at $7 per ton regardless of auction clearing prices. Any such allowances made available at $7 per ton would be allocated among eligible generators based on average heat input during 2003 through 2005.

The first auction of allowances by RGGI states was held on September 25, 2008. The states of Connecticut, Maine, Maryland, Massachusetts, Rhode Island and Vermont offered allowances for sale. The clearing price for the approximately 12.5 million allowances sold in the auction was $3.07 per ton. The allowances sold in this auction can be used for compliance in any of the RGGI states, including the RGGI states that did not participate in this first auction. Further auctions will occur on a quarterly basis through 2011, with the next auction scheduled for December 2008. The state of New York is expected to participate in that auction.

We are continuing to evaluate our options to comply with the RGGI, but its implementation in Maryland, Massachusetts and New York could have a material adverse effect upon our operations and our operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI.

In California, emissions of greenhouse gases are governed by the Global Warming Solutions Act (“AB 32”), which requires that greenhouse gas emissions be reduced to 1990 levels by 2020. AB 32 also requires the California Air Resources Board to develop by January 2009 a greenhouse gas reduction plan for all industrial sectors. The California Air Resources Board’s draft scoping plan proposes the implementation of a cap-and-trade program that is to be designed and administered in collaboration with other western states and Canadian provinces that are participating in the Western Climate Initiative, a collaboration initiated in February 2007 by the governors of seven states and the premiers of four Canadian provinces to identify and implement collective ways to reduce emissions of greenhouse gases in the region. The California plan for reducing emissions of greenhouse gasses could have a material effect on how we operate our California facilities and the costs of operating the facilities. The AB 32 implementation plan for greenhouse gas reduction goes into effect in 2012.

In August 2008, Massachusetts also adopted a Global Warming Solutions Act (the “Climate Protection Act”) establishing a program to reduce greenhouse gas emissions significantly over the next 40 years. Under the Climate Protection Act, the Massachusetts Department of Environmental

Protection (“MADEP”) is to establish a reporting and verification system for statewide greenhouse gas emissions, including emissions from generation sources producing all electricity consumed in Massachusetts, and to determine what the state’s greenhouse gas emissions level was in 1990. The Massachusetts Executive Office of Energy and Environmental Affairs (“MAEEA”) is then to establish statewide greenhouse gas emissions limits effective beginning in 2020 that will reduce such emissions from the 1990 levels by 10% to 25% beginning in 2020, with the reduction increasing to 80% below 1990 levels by 2050. In setting these limits, the MAEEA is to consider the potential costs and benefits of various reduction measures, including emissions limits for electric generating facilities, and may consider the use of market-based compliance mechanisms. A violation of the emissions limits established under the Climate Protection Act may result in a civil penalty of up to $25,000 per day. Implementation of the Climate Protection Act could have a material effect on how we operate our Massachusetts facilities and the costs of operating those facilities.

Either Congress or the EPA also likely will take action to regulate CO2 within the next 10 years. A number of proposals are currently being considered. The final form of such regulation will be influenced by political and economic factors and is uncertain at this time. Current proposals include a cap-and-trade system that would require us to purchase allowances for the CO2 emitted by our generating facilities. While we expect that market prices for electricity would increase following such regulation and would allow us to recover most of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such regulation could have a material adverse effect on the future results on our statements of operations, financial position or cash flows.

Canal NPDES and Surface Water Discharge Permits.    On August 1, 2008, the EPA issued to Mirant Canal an NPDES renewal permit for the Canal generating facility. The same permit was concurrently issued by MADEP as a state surface water discharge permit. The new permit imposes a requirement upon Mirant Canal to install closed cycle cooling or an alternative technology that will reduce the entrainment of marine organisms by the Canal generating facility to levels equivalent to what would be achieved by closed cycle cooling. On September 2, 2008, Mirant Canal appealed the NPDES permit to the EPA’s Environmental Appeals Board and appealed the surface water discharge permit to the MADEP. While the appeals are pending, the effect of any contested permit provisions will be stayed and the Canal generating facility will continue to operate under its current NPDES permit. We cannot predict the outcome of this proceeding.

NPDES and SPDES Permit Renewals.    In addition to the proceeding described above in Canal NPDES and Surface Water Discharge Permits related to the renewal of the NPDES permit for the Canal facility, proceedings are currently pending for renewal of the NPDES permits for the Morgantown and Dickerson facilities leased by Mirant Mid-Atlantic, the Chalk Point facility owned by Mirant Chalk Point, the Company’s three ash disposal sites in Maryland, the Potomac River facility owned by Mirant Potomac River, the Pittsburg and Contra Costa facilities owned by Mirant Delta, the Potrero facility owned by Mirant Potrero, and the Kendall facility owned by Mirant Kendall. A proceeding is also pending for renewal of the State Pollutant Discharge Elimination System (“SPDES”) permit for the Bowline facility owned by Mirant Bowline. In general, the EPA and the state agencies responsible for implementing the provisions of the Clean Water Act applicable to the intake of water and discharge of effluent by electric generating facilities have been making the requirements imposed upon such facilities more stringent over time. For example, with respect to the Potrero facility, the California Regional Water Quality Control Board has previously stated its intent not to renew the facility’s NPDES permit unless Mirant Potrero can demonstrate that the operation of the facility does not adversely affect the San Francisco Bay. With respect to each of these permit renewal proceedings, the agency or agencies involved could impose requirements upon the Mirant entity owning the facility that require significant capital additions, limit the times at which the facility can operate, or increase operations and maintenance costs materially. In each case, the permit renewal proceeding could take several years to resolve, and the Mirant facility for which the permit renewal is sought will continue to operate under its current NPDES permit or SPDES permit (in the case of Mirant Bowline) until a final decision has been reached in the permit renewal proceeding.

Mirant Potomac River State Operating Permits.    On May 23, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to issue a state operating permit for the Potomac River facility that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units can operate at one time. The Virginia DEQ issued the permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia, seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007, and the permit issued by the Virginia DEQ on June 1, 2007. In March 2008, the Circuit Court of the City of Richmond upheld the Virginia State Air Pollution Control Board’s directive and the permit. Mirant Potomac River appealed that decision, but filed to dismiss that appeal, as discussed below, and the appeal has now been dismissed.

On November 30, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to develop an alternative and more comprehensive state operating permit that would allow completion of a proposed project to merge the stacks of certain of the units at the Potomac River facility, set SO2 emissions limits for the facility and allow for greater operating flexibility. On December 21, 2007, the Virginia DEQ published a draft of this alternative state operating permit for public comment. In early July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement that proposed certain terms to be included in the proposed comprehensive permit and committed Mirant Potomac River to spend $34 million over several years to reduce particulate emissions. The $34 million commitment was collateralized and is included in our estimated capital expenditures presented earlier in this section. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008. After the permit issued July 31, 2008, became final and nonappealable, Mirant Potomac River filed a motion seeking to dismiss its pending appeal of the permit issued June 1, 2007, by the Virginia DEQ.

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

Clean Air Interstate Rule (CAIR).    In 2005, the EPA promulgated the CAIR, which established in the eastern United States SO2 and NOx cap-and-allowance trading programs applicable directly to states and indirectly to generating facilities. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. Various parties appealed the

EPA’s adoption of the CAIR, and on July 11, 2008, the DC Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would vacate the CAIR, finding that it had several fatal flaws. Among other things, the DC Circuit found that the regional cap-and-allowance trading programs established by the CAIR did not achieve the intended purpose of ensuring that upwind states did not prevent attainment of NAAQS in downwind states because emitters in upwind states could potentially buy large quantities of emissions allowances. Second, the DC Circuit opinion found that the criteria used by the EPA in setting caps for SO2 emissions and in allocating NOx emissions were inconsistent with the statutory criteria and with Title IV of the Clean Air Act. Various parties have filed requests for rehearing with the DC Circuit, and the court’s ruling has not yet become effective. At this time, we cannot predict what action the court may take on the motions for reconsideration or the EPA’s action on remand.

Massachusetts CAIR Implementation.    The MADEP promulgated regulations to take effect in 2009 to reduce NOx emissions from certain generating facilities. The Massachusetts regulations will require our Canal and Kendall generating facilities during the Ozone Season to reduce their emissions of NOx or utilize emissions allowances greater than currently utilized. The continued effectiveness of the Massachusetts regulations is at this time uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency that would vacate the CAIR.

New York CAIR Implementation.    The New York State Department of Environmental Conservation promulgated regulations implementing the NOx and SO2 emissions reductions required by the federal CAIR beginning in 2009. Those regulations will limit NOx emissions through both an annual cap-and-trade program and through a seasonal cap-and-trade program during the Ozone Season, which will require our Bowline generating facility to reduce its emissions of NOx by running less or to increase its utilization of emissions allowances. The regulations also provide for an SO2 emissions program beginning in 2010 that will mandate increased utilization of federal SO2 allowances for every ton of SO2 emitted. The continued effectiveness of the New York regulations is at this time uncertain because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency that would vacate the CAIR.

Virginia CAIR Implementation.    In April 2006, Virginia enacted legislation that, among other things, granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in an area that is not in compliance with a particular NAAQS (“non-attainment area”), from purchasing SO2 and NOx allowances to achieve compliance under the CAIR. In the fourth quarter of 2007, the Virginia State Air Pollution Control Board approved regulations that it interprets as prohibiting the trading of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia. Our Potomac River facility is located in a non-attainment area for ozone and PM2.5, and Mirant Potomac River has appealed these regulations in Virginia state court. In late July 2008, the Virginia state court issued a ruling dismissing our appeal, which decision we have appealed. We have also petitioned (a) the EPA to reconsider and (b) the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”) to review the EPA’s final rule approving Virginia’s CAIR program. The continued effectiveness of the Virginia regulations is uncertain at this time because of the decision issued by the DC Circuit on July 11, 2008, in State of North Carolina v. Environmental Protection Agency that would vacate the CAIR. On October 9, 2008, the Fourth Circuit at the request of the EPA ruled that Mirant Potomac River’s petition seeking review of the EPA’s approval of Virginia’s CAIR program would be held in abeyance pending the outcome of the petitions for reconsideration filed in State of North Carolina v. Environmental Protection Agency.

Critical Accounting Estimates

The sections below contain material updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our 2007 Annual Report on Form 10-K.

Fair Value Measurements

Nature of Estimates Required.    We measure fair value on a recurring basis for derivative energy contracts that hedge economically our electricity generating facilities or that are used in our proprietary trading activities. We use a variety of derivative contracts, such as forwards, futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to years, depending on the instrument.

Pursuant to SFAS 133, derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities in our condensed consolidated balance sheets. Transactions that do not qualify for fair value accounting under SFAS 133 are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. With the adoption of SFAS 157 on January 1, 2008, we no longer defer unobservable inception gains and losses.

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

If no active market exists, we estimate the fair value of certain derivative contracts using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of our total assets and 0% of our total liabilities measured at fair value at September 30, 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for an explanation of the fair value hierarchy.

The fair value of price risk management assets and liabilities in our condensed consolidated balance sheets is also affected by our assumptions as to time value, credit risk and nonperformance risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our price risk management assets is reduced to reflect the estimated default risk of counterparties on their contractual obligations to us. The fair value of our price risk management liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties. The credit risk reflected in the fair value of our price risk management assets and the nonperformance risk reflected in the fair value of our price risk management liabilities are calculated with consideration of our master netting agreements with counterparties and our exposure is reduced by cash collateral posted to us against these obligations.

Effect if Different Assumptions Used.    The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on financial instruments related to energy trading and marketing activities.

Stock-Based Compensation

Nature of Estimates Required.    We account for stock-based compensation through the recognition in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. We consider the assumptions inherent in our valuation and calculation of compensation expense critical to our unaudited condensed consolidated financial statements because the underlying assumptions are subject to significant judgment and the resulting compensation expense may be material to our results of operations.

Key Assumptions and Approach Used.    The Black-Scholes option-pricing model was used to measure the grant-date fair value of the stock options. The Black-Scholes model requires certain assumptions concerning implied volatility, dividend yield, expected term and grant price. These assumptions have a significant effect on the options’ fair value. The expected term and expected volatility often have the most effect on the fair value of the option.

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

We have determined that all of the awards granted in 2008 and 2007 qualify for equity accounting treatment. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement. Compensation cost has been adjusted based on estimated forfeitures. During the three and nine months ended September 30, 2008, we recognized approximately $6 million and $19 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units.

Effect if Different Assumptions Used.    As a result of the uncertainty, complexity and judgment involved in the valuation of stock options, the assumptions related to accounting for share-based payments could result in material changes to our unaudited condensed consolidated financial statements if different assumptions were used. A 10% increase in the volatility assumption for our valuation of stock options would result in an increase of $1 million and $4 million, respectively, in recognized compensation expense for the three and nine months ended September 30, 2008. A 1% decrease in the forfeiture rate would result in a change of less than $1 million in the recognized compensation expense for the three and nine months ended September 30, 2008. Generally, as the expected term, expected volatility and risk-free rate increase, the option’s fair value increases as a result of greater upside potential of the stock. However, as the expected dividend yield increases, the option’s fair value may decrease as option holders typically do not receive dividends.

See Note H to our unaudited condensed consolidated financial statements contained elsewhere in this report where further discussed.

Asset Retirement Obligations

Nature of Estimates Required.    We account for asset retirement obligations under SFAS 143 and under FIN 47. SFAS 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. We have identified certain retirement obligations within our power generating operations and have a noncurrent liability of $39 million recorded as of September 30, 2008. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and environmental obligations related to the closing of ash disposal sites. In the third quarter of 2008, we revised our current cost assumption for asbestos abatement at our generating facilities based on the actual costs we have incurred as part of the decommissioning of the Lovett facility. The revision resulted in an increase to our asset retirement obligation of approximately $2 million.

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

Effect if Different Assumptions Used.    We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. A 1% increase in our rate of inflation would result in an approximate $5 million increase to the asset retirement obligation recorded on our unaudited condensed consolidated balance sheet as of September 30, 2008, and a 1% increase or decrease in our discount rate would result in an approximate $4 million change.

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

Fair Value Measurements

We are exposed to market risks associated with commodity prices, interest rates and credit risk. We adopted SFAS 157 on January 1, 2008, which affected our presentation and disclosure of derivative financial instruments used to mitigate our commodity price risk. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of SFAS 157. We also adopted FSP FIN 39-1 on January 1, 2008, and elected to discontinue the net presentation of assets and liabilities subject to master netting agreements. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on the adoption of FSP FIN 39-1. The election to present our price risk management assets and price risk management liabilities on a gross basis does not affect our credit risk or value at risk at September 30, 2008.

The estimated net fair value of our price risk management assets and liabilities was a net asset of $87 million at September 30, 2008. The following table provides a summary of the factors affecting the change in fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2008 (in millions):

Fair value of portfolio of assets and liabilities at January 1, 2008, net[1]	$(129)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[2]	54
Roll off of previous values[3]	337
Purchases, issuances and settlements[4]	(175)

Fair value of portfolio of assets and liabilities at September 30, 2008, net	$87

[1]

Reflects the Company’s portfolio of price risk management assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.

[2]

The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

[3]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[4]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

The table above does not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in price risk management assets and liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2008, these coal agreements had an estimated net fair value of approximately $694 million, which includes a credit reserve of $27 million for the default risk of our coal suppliers. See Long-Term Coal Agreement Risk for further discussion later in this section.

As discussed in Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report, we did not elect the fair value option for any financial instruments under SFAS 159. However, we do transact using derivative financial instruments which are required to be recorded at fair value under SFAS 133 in our unaudited condensed consolidated balance sheets.

Counterparty Credit Risk

The valuation of our price risk management assets is affected by the default risk of the counterparties with which we transact. We recognized a reserve, which is reflected as a reduction of our price risk management assets, related to counterparty credit risk of $58 million and $4 million at September 30, 2008 and December 31, 2007, respectively.

We have historically calculated the credit reserve for all of our price risk management assets considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In accordance with SFAS 157, we calculate the credit reserve through consideration of market observable inputs, when available. In the third quarter of 2008, we changed the methodology used to calculate our credit reserve for our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represents 84% of our net notional position at September 30, 2008. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate a credit reserve using published spreads on credit default swaps, considering our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. We apply a similar approach to calculate the fair value of our coal contracts that are not included in price risk management assets and liabilities in the condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. The change in our methodology resulted in an increase to our credit reserve at September 30, 2008, of approximately $55 million on our price risk management assets. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $6 million in our credit reserve as of September 30, 2008. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of $3 million in our credit reserve of our long-term coal agreements that are not included in price risk management assets and liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2008.

For the remainder of our portfolio, we will continue to use published historical default probabilities to calculate a credit reserve considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. A downgrade of one notch in the average credit rating of our counterparties in this portion of the portfolio would result in an increase of $1 million in our credit reserve as of September 30, 2008.

Mirant Credit Risk

In valuing our price risk management liabilities, we apply a valuation adjustment for non-performance which is based on the probability of our default. We determine this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one year probability of our default based on our current credit rating. The one year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. We recognized a non-performance adjustment related to our credit risk of $1 million at September 30, 2008. A downgrade of one notch in our credit rating would result in a gain of $1 million in our unaudited condensed consolidated statement of operations as of September 30, 2008.

Broker Quotes

In determining the fair value of our price risk management assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy typically include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using market inputs such as broker quotes. In accordance with the exit price objective under SFAS 157, the fair value of our price risk management assets and liabilities is determined using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At September 30, 2008, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, non-current pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our price risk management assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. Our assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of our total assets and 0% of our total liabilities measured at fair value at September 30, 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

We are also subject to interest rate risk when determining the fair value of our price risk management assets and liabilities. The nominal value of our price risk management assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $7 million to our price risk management assets and a decrease of $7 million to our price risk management liabilities at September 30, 2008.

Credit Concentration Risk

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of September 30, 2008 (dollars in millions):

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment Grade
Financial Institutions	$173	$1	$172	41%
Energy Companies	192	11	181	43%
Other	4	—	4	1%
Non-Investment Grade
Financial Institutions	—	—	—	—
Energy Companies	—	—	—	—
Other	—	—	—	—
No External Ratings:
Internally-rated Investment Grade	51	—	51	12%
Internally-rated Non-Investment Grade	11	—	11	3%
Not Internally Rated	—	—	—	—%

Total	$431	$12	$419	100%

[1]

The table excludes amounts related to contracts classified as normal purchase/normal sales and non-derivative contractual commitments that are not recorded in our condensed consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform.

[2]	Collateral includes cash and letters of credit offset by any cash collateral posted by us to a counterparty which is in excess of the amount currently owed to that counterparty.

Long-Term Coal Agreement Risk

As noted above, the credit concentration table excludes amounts related to contracts classified as normal purchase/normal sales, including our long-term coal agreements. We have non-performance risk associated with these agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal or power in the market to meet our needs. In addition, a number of the coal suppliers do not currently have an investment grade credit rating and, accordingly, we may have limited recourse to collect damages in the event of default by a supplier. We seek to mitigate this risk through diversification of coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Nonperformance by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2008. Based upon this assessment, our management concluded that, as of September 30, 2008, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have occurred during the nine month period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors of our 2007 Annual Report on Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Annual Report on Form 10-K. Except as presented below, there have been no material changes in our risk factors since those reported in our 2007 Annual Report on Form 10-K.

The global financial crisis may have an effect on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an effect on our business and our financial condition. For example, in October 2008, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers Holdings, Inc. and a lender under the senior secured revolving credit facility of our subsidiary, Mirant North America, filed for bankruptcy. As a result of the Lehman Commercial Paper, Inc. bankruptcy, we expect that the total availability under our senior secured revolving credit facility has decreased from $800 million to $755 million assuming that Lehman Commercial Paper, Inc. does not honor its $45 million commitment. While we do not expect that the Lehman Commercial Paper, Inc. bankruptcy will have a material adverse effect on Mirant, the credit crisis could negatively affect availability under the Mirant North America senior secured revolving credit facility if other lenders under such facility are forced to file for bankruptcy or are otherwise unable to perform their obligations. Absent significant non-performance of lenders under the existing Mirant North America senior secured revolving credit facility, we think that we have sufficient liquidity for future operation (including potential working capital requirements) and capital expenditures as discussed in “Management’s Discussion and Analysis—Liquidity and Capital Resources.” However, in the event of significant non-performance of lenders under the existing Mirant North America senior secured revolving credit facility, the credit crisis could have a negative effect on our ability to obtain new lines of credit if financial institutions are unwilling or unable to enter into new revolving credit facilities.

In addition to the potential effect on our liquidity that could arise from the global financial crisis, the crisis could have a negative effect on the markets in which we sell power, purchase fuel and perform other trading and marketing activities. In recent years, global financial institutions have been active participants in such markets. As such financial institutions consolidate and operate under more restrictive capital constraints in response to the financial crisis, there could be less liquidity in the energy and commodity markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties. In addition, we are exposed to credit risk resulting from the possibility that a loss may occur from the failure of a counterparty to perform according to the terms of a contractual arrangement with us. Deterioration in the financial condition of our counterparties as a result of the global financial crisis and the resulting failure to pay amounts owed to us or to perform obligations or services owed to us beyond collateral posted could have a negative effect on our business and financial condition.

Because of the current market design in California our generating facilities may have a limited life unless we make significant capital expenditures to increase their commercial and environmental performance.

Our generating facilities in California depend almost entirely on payments in support of system reliability. The energy and capacity markets, as currently constituted, will not support the capital expenditures necessary to repower or reconstruct our facilities to make them commercially viable in a merchant market. If a commercially reasonable capacity market were to be instituted by the CAISO or we could obtain a long-term contract with a creditworthy buyer, it is possible that we could obtain the necessary capital support for repowering or reconstructing our facilities. Absent that, our generating facilities will be commercially viable only as long as they are necessary for reliability.

Item 2.	Share Repurchases

On November 9, 2007, we announced that we planned to return a total of $4.6 billion of excess cash to our stockholders based on four factors: (1) the outlook for the business, (2) preserving our credit profile, (3) maintaining adequate liquidity, including for capital expenditures and (4) maintaining sufficient working capital. Between November 2007 and September 2008, we returned approximately $3.856 billion of cash to our stockholders through purchases of 110 million shares of our common stock, including 74 million shares that were purchased through open market purchases in 2008 for approximately $2.54 billion. We have repurchased approximately 43% of the 256 million basic shares that we had outstanding when the program began in November 2007.

•

On November 9, 2007, we announced that the first stage of the cash distribution would be accomplished through an accelerated share repurchase program for $1 billion, plus open market purchases for up to an additional $1 billion. In the fourth quarter of 2007, we repurchased 26.66 million shares of common stock for $1 billion through the accelerated share repurchase program.

•

On February 29, 2008, we announced that we had decided to return the remaining $2.6 billion of cash through open market purchases of common stock but that we would continue to evaluate the most efficient method to return the cash to stockholders.

•

On May 15, 2008, the accelerated share repurchase program was completed and we received an additional 682,387 shares, resulting in a total of 27.34 million shares purchased. The final price of shares repurchased under the accelerated share repurchase program was $36.57 per share, which was determined based on a discount to the volume weighted average trading price of our common stock over the period of the accelerated share repurchase program.

On September 22, 2008, we announced that we had suspended our program to return excess cash to our stockholders based on our evaluation of the four factors that were set out upon commencement of the share repurchase program.

On November 7, 2008, we announced that we are resuming our program of returning excess cash to our stockholders and will purchase an additional $200 million of shares through open market purchases. This $200 million is in addition to the previous $3.856 billion of cash returned to our stockholders.

The following table sets forth information regarding open market repurchases of our common stock during the three-month period ended September 30, 2008:

Period	Total Number of Shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
	(in millions)		(in millions)	(in millions)
July 1, 2008—July 31, 2008	—	—	—	$1,549.41
August 1, 2008—August 31, 2008	12.78	$28.89	12.78	$1,180.29
September 1, 2008—September 30, 2008	16.98	$25.67	16.98	$—

Total	29.76		29.76

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Name
3.1*	Amended and Restated Certificate of Incorporation of Registrant (Designated on Form 8-K filed January 3, 2006 as Exhibit 3.1)
3.2*	Amended and Restated Bylaws of Registrant (Designated on Form 8-K filed November 6, 2008 as Exhibit 3.2)
4.1*	Form of Warrant Agreement between Registrant and Mellon Investor Services LLC, as Warrant Agent (Designated on Form 8-K filed January 3, 2006 as Exhibit 4.1)
10.1	Mirant Corporation 2006 Non-Employee Directors Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT CORPORATION

Date: November 7, 2008	By:	/S/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)