Form 10-Q
period 2009-03-31
MIRANT CORP
filed 2009-05-08
CIK 1010775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at April 30, 2009, was 144,205,432.

Glossary of Certain Defined Terms

APB—Accounting Principles Board.

APB 28—APB Opinion No. 28, Interim Financial Reporting.

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

EOB—California Electricity Oversight Board.

EPA—United States Environmental Protection Agency.

EPS—Earnings (loss) per share.

Exchange Act—Securities Exchange Act of 1934.

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

FIN—FASB Interpretation.

FIN 45—FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.

FIN 46R—FIN No. 46R, Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of Accounting Research Bulletin No. 51.

FSP—FASB Staff Position.

FSP FAS 107-1 and APB 28-1—FSP FAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.

FSP FAS 132R-1—FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.

i

FSP FAS 157-2—FSP FAS No. 157-2, Effective Date of FASB Statement No. 157.

FSP FAS 157-4—FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

GAAP—United States generally accepted accounting principles.

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

Mirant Bowline—Mirant Bowline, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant Delta—Mirant Delta, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Lovett—Mirant Lovett, LLC, owner of the Lovett generating facility, which was shut down on April 19, 2008.

Mirant MD Ash Management—Mirant MD Ash Management, LLC.

Mirant Mid-Atlantic—Mirant Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries.

Mirant New York—Mirant New York, LLC.

Mirant North America—Mirant North America, LLC.

Mirant NY-Gen—Mirant NY-Gen, LLC sold by the Company in the second quarter of 2007.

Mirant Potomac River—Mirant Potomac River, LLC.

MW—Megawatt.

MWh—Megawatt hour.

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

SFAS 157—SFAS No. 157, Fair Value Measurements.

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.

SFAS 161—SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.

SO2—Sulfur dioxide.

VaR—Value at risk.

VIE—Variable interest entity.

Virginia DEQ—Virginia Department of Environmental Quality.

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

•

increased regulation that limits our access to adequate water supplies and landfill options needed to support power generation or that increases the cost of cooling water, ash and other byproduct handling, transport, and off-site disposal options;

•

changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets and the extent and timing of the entry of additional competition in our markets;

•

continued poor economic and financial market conditions, including impacts on financial institutions and other current and potential counterparties, and negative impacts on liquidity in the power and fuel markets in which we hedge and transact;

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

•

hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards or the inability of our insurers to provide agreed upon coverage;

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

•	the failure to utilize new or advancements in power generation technologies;

•	the inability of our operating subsidiaries to generate sufficient cash flow to support our operations;

•	the potential limitation or loss of our NOLs notwithstanding the implementation of a stockholder rights plan;

•	our ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	our ability to obtain or develop capable leaders and our ability to retain or replace the services of key employees;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	curtailment of operations because of transmission constraints;

•

our inability to complete construction and obtain permits necessary to operate emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

•

our ability to execute our business plan in California, including entering into long-term power sales agreements for new generating facilities at our existing sites and entering into new tolling arrangements for our existing generating facilities;

•	our relative lack of geographic diversification in revenue sources resulting in concentrated exposure to the Mid-Atlantic market;

•	the ability of lenders under Mirant North America’s revolving credit facility to perform their obligations;

•	war, terrorist activities, cyberterrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss;

•

the failure to provide a safe working environment for our employees and visitors thereby increasing our exposure to additional liability, loss of productive time, other costs, and a damaged reputation;

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

•

the failure to understand, comply with, or monitor provisions of our loan agreements and debt may lead to a breach and, if not remedied, result in an event of default thereunder, which would limit access to needed capital and damage our reputation and relationships with financial institutions; and

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect our future performance (business, results of operations or financial condition and cash flows) are set forth in our 2008 Annual Report on Form 10-K and in Part II, Item 1A. Risk Factors in this Form 10-Q.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant” refer to Mirant Corporation and its subsidiaries, unless the context requires otherwise. Also, as used in this report “we,” “us,” “our,” the “Company” and “Mirant” refer to Old Mirant prior to January 3, 2006, and to New Mirant on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions, except per share data)
Operating revenues (including unrealized gains (losses) of $255 million and $(302) million, respectively)	$878	$302
Cost of fuel, electricity and other products (including unrealized losses of $1 million and $1 million, respectively)	271	240

Gross Margin (excluding depreciation and amortization)	607	62

Operating Expenses:
Operations and maintenance	162	166
Depreciation and amortization	36	33
Gain on sales of assets, net	(15)	(4)

Total operating expenses	183	195

Operating Income (Loss)	424	(133)

Other Expense (Income), net:
Interest expense	38	52
Interest income	(2)	(32)
Other, net	—	1

Total other expense, net	36	21

Income (Loss) From Continuing Operations Before Income Taxes	388	(154)
Provision for income taxes	8	—

Income (Loss) From Continuing Operations	380	(154)

Income From Discontinued Operations, net	—	2

Net Income (Loss)	$380	$(152)

Basic EPS:
Basic EPS from continuing operations	$2.62	$(0.71)
Basic EPS from discontinued operations	—	0.01

Basic EPS	$2.62	$(0.70)

Diluted EPS:
Diluted EPS from continuing operations	$2.62	$(0.71)
Diluted EPS from discontinued operations	—	0.01

Diluted EPS	$2.62	$(0.70)

Weighted average shares outstanding	145	216
Effect of dilutive securities	—	—

Weighted average shares outstanding assuming dilution	145	216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,905	$1,831
Funds on deposit	210	204
Receivables, net	531	761
Derivative contract assets	3,249	2,582
Inventories	257	238
Prepaid expenses	131	132

Total current assets	6,283	5,748

Property, Plant and Equipment, net	3,384	3,215

Noncurrent Assets:
Intangible assets, net	194	196
Derivative contract assets	866	585
Deferred income taxes	620	565
Prepaid rent	234	258
Other	107	121

Total noncurrent assets	2,021	1,725

Total Assets	$11,688	$10,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$44	$46
Accounts payable and accrued liabilities	789	894
Derivative contract liabilities	2,772	2,268
Deferred income taxes	620	565
Other	12	11

Total current liabilities	4,237	3,784

Noncurrent Liabilities:
Long-term debt, net of current portion	2,593	2,630
Derivative contract liabilities	431	244
Asset retirement obligations	40	40
Pension and postretirement obligations	150	148
Other	92	80

Total noncurrent liabilities	3,306	3,142

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at March 31, 2009 and December 31, 2008	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 311,005,575 and 310,666,240 at March 31, 2009 and December 31, 2008, respectively, and outstanding 144,912,933 shares and 144,629,446 at March 31, 2009 and December 31, 2008, respectively	3	3
Treasury stock, at cost, 166,092,642 shares and 166,036,794 shares at March 31, 2009 and December 31, 2008, respectively	(5,331)	(5,330)
Additional paid-in capital	11,406	11,401
Accumulated deficit	(1,842)	(2,222)
Accumulated other comprehensive loss	(91)	(90)

Total stockholders’ equity	4,145	3,762

Total Liabilities and Stockholders’ Equity	$11,688	$10,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 31, 2008	$3	$(5,330)	$11,401	$(2,222)	$(90)
Net income	—	—	—	380	—
Share repurchases	—	(1)	—	—	—
Stock-based compensation	—	—	5	—	—
Other comprehensive loss	—	—	—	—	(1)

Balance, March 31, 2009	$3	$(5,331)	$11,406	$(1,842)	$(91)

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net Income (Loss)	$380	$(152)
Other comprehensive loss, net of tax
Amortization of pension and post-retirement benefits	(1)	(1)

Other comprehensive loss, net of tax	(1)	(1)

Total Comprehensive Income (Loss)	$379	$(153)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$380	$(152)
Income from discontinued operations	—	2

Income (loss) from continuing operations	380	(154)

Adjustments to reconcile income (loss) from continuing operations and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	37	34
Gain on sales of assets	(15)	(4)
Derivative contract activities, net	(254)	303
Stock-based compensation	5	7
Lower of cost or market inventory adjustments	10	1
Funds on deposit	(3)	(43)
Changes in other working capital	107	105

Total adjustments	(113)	403

Net cash provided by operating activities of continuing operations	267	249
Net cash provided by operating activities of discontinued operations	2	3

Net cash provided by operating activities	269	252

Cash Flows from Investing Activities:
Capital expenditures	(171)	(146)
Proceeds from the sales of assets	15	4
Other	1	1

Net cash used in investing activities of continuing operations	(155)	(141)
Net cash provided by investing activities of discontinued operations	—	16

Net cash used in investing activities	(155)	(125)

Cash Flows from Financing Activities:
Share repurchases	(1)	(412)
Repayments and purchases of long-term debt	(39)	(163)
Proceeds from exercises of stock options and warrants	—	4

Net cash used in financing activities of continuing operations	(40)	(571)
Net cash used in financing activities of discontinued operations.	—	—

Net cash used in financing activities	(40)	(571)

Net Increase (Decrease) in Cash and Cash Equivalents	74	(444)
Cash and Cash Equivalents, beginning of period	1,831	4,961

Cash and Cash Equivalents, end of period	$1,905	$4,517

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$1	$6
Cash paid for claims and professional fees from bankruptcy	$1	$4

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

B. Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries as well as a VIE in which Mirant has an interest and is the primary beneficiary. The financial statements have been prepared from records maintained by Mirant and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2009, substantially all of Mirant’s subsidiaries are wholly-owned and located in the United States. The Company’s obligations to MC Asset Recovery result in its treatment as a VIE in which Mirant is the primary beneficiary as defined in FIN 46R. The entity, therefore, is included in the Company’s unaudited condensed consolidated financial statements. See Note I for further discussion of MC Asset Recovery.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

In preparing the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2009, the Company discovered that the amounts previously disclosed for the three months ended March 31, 2008, for cash paid for interest and cash paid for interest, net of amounts capitalized were each overstated by approximately $3 million. These misstatements had no effect on the Company’s cash and cash equivalents, net loss or stockholders’ equity. The Capitalization of Interest Cost discussed later in this Note B and supplemental cash flow disclosures for the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2008, have been adjusted to reflect the immaterial correction of these misstatements.

Inventories

Inventories consist primarily of fuel oil, coal, materials and supplies and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value. Fuel stock is removed from the inventory account as it is used in the production of electricity. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects on a weighted average cost basis. The cost of purchased emissions allowances is also computed on a weighted average cost basis. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations as they are utilized for emissions volumes.

Inventories at March 31, 2009 and December 31, 2008, consisted of (in millions):

	At March 31, 2009	At December 31, 2008
Fuel stock:
Fuel oil	$117	$113
Coal	56	43
Other	1	1
Materials and supplies	64	63
Purchased emissions allowances	19	18

Total inventories	$257	$238

Capitalization of Interest Cost

Mirant capitalizes interest on projects during their construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest costs incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed. For the three months ended March 31, 2009 and 2008, the Company incurred the following interest costs (in millions):

	Three Months Ended March 31,
	2009	2008
Total interest costs	$53	$63
Capitalized and included in property, plant and equipment, net	(15)	(11)

Interest expense	$38	$52

The amounts of capitalized interest above include interest accrued. For the three months ended March 31, 2009 and 2008, cash paid for interest was $3 million and $9 million, respectively, of which $2 million and $3 million, respectively, were capitalized.

Recently Adopted Accounting Standards

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

On February 12, 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, with the exception of those assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Company’s non-recurring nonfinancial assets and liabilities that could be measured at fair value in the Company’s unaudited condensed consolidated financial statements include long-lived asset impairments and the initial recognition of asset retirement obligations. The Company adopted FSP FAS 157-2 on January 1, 2009, and the adoption had no effect on the Company’s statements of operations, financial position or cash flows. The Company will incorporate the recognition and disclosure provisions of SFAS 157 when required for fair value measurements for non-recurring nonfinancial assets and liabilities. The Company did not have any events during the three months ended March 31, 2009, that required a fair value measurement for non-recurring nonfinancial assets or liabilities.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Company utilizes derivative financial instruments to manage its exposure to commodity price risks and for its proprietary trading and fuel oil management activities. The Company adopted SFAS 161 on January 1, 2009.

New Accounting Standards Not Yet Adopted at March 31, 2009

On December 30, 2008, the FASB issued FSP FAS 132R-1, which requires enhanced disclosures about plan assets of an employer’s defined benefit pension or other postretirement plan. FSP FAS 132R-1 will require additional information on how the fair value of plan assets is measured, including a reconciliation of beginning and ending balances for Level 3 inputs and the valuation techniques used to measure fair value. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt FSP FAS 132R-1 for its defined benefit and other postretirement plan disclosures in its Form 10-K for the year ended December 31, 2009. The Company is currently evaluating the potential effect of adopting FSP FAS 132R-1 on its disclosures in the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amended SFAS 107 and APB 28 to require disclosures about the fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 for its disclosures of the fair value of financial instruments in its Form 10-Q for the quarter ending June 30, 2009.

On April 9, 2009, the FASB issued FSP FAS 157-4, which amended SFAS 157 to provide additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. Under distressed market conditions, the Company needs to weigh all available evidence in determining whether a transaction occurred in an orderly market. The adoption of this FSP will require additional judgment by the Company when determining the fair value of derivative contracts in the current economic environment. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 for its fair value measurements in its Form 10-Q for the quarter ending June 30, 2009. The Company does not expect the adoption to have a material effect on the Company’s unaudited condensed consolidated financial statements.

C. Financial Instruments

Derivative Financial Instruments

In connection with generating electricity, the Company is exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, the price of electricity produced and sold, and the fair value of fuel inventories. In addition, the open positions in the Company’s trading activities, comprised of proprietary trading and fuel oil management activities, expose it to risks associated with changes in energy commodity prices. The Company, through its asset management activities, enters into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks. These contracts have varying terms and durations, which range from a few days to years, depending on the instrument. The Company’s proprietary trading activities also utilize similar derivative contracts in markets where the Company has a physical presence to attempt to generate incremental gross margin. The Company’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of the Company’s physical fuel oil inventories and to optimize the approximately three million barrels of storage capacity that the Company owns or leases.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue, and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Most of the Company’s long-term coal agreements are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value and settlements of derivative contracts for trading activities, comprised of proprietary trading and fuel oil management, are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2009, the Company does not have any derivative financial instruments for which hedge accounting, as defined by SFAS 133, has been elected.

The Company also considers risks associated with interest rates, counterparty credit and Mirant’s non-performance risk when valuing its derivative financial instruments. The nominal value of the derivative contract assets and liabilities is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the Company’s transactions being valued.

The following table presents the fair value of derivative financial instruments related to commodity price risk at March 31, 2009 and December 31, 2008, respectively (in millions):

		Fair Value at
	Balance Sheet Location	March 31, 2009	December 31, 2008
Commodity Derivative Contracts:
Asset management	Derivative contract assets	$1,899	$1,285
Trading activities	Derivative contract assets	2,216	1,882

Total derivative contract assets		4,115	3,167

Asset management	Derivative contract liabilities	(1,070)	(736)
Trading activities	Derivative contract liabilities	(2,133)	(1,776)

Total derivative contract liabilities		(3,203)	(2,512)

Asset management, net		829	549
Trading activities, net		83	106

Total derivative contracts, net		$912	$655

The following tables present the net gains (losses) for derivative financial instruments recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively (in millions):

	Location of Gain (Loss) Recognized in Income	Amount of Net Gain (Loss) Recognized in Income for the Three Months Ended March 31, 2009
		Realized	Unrealized	Total
Commodity Derivative Contracts:
Asset management	Operating revenues	$136	$270	$406
Trading activities	Operating revenues	28	(15)	13
Asset management	Cost of fuel, electricity and other products	(16)	(1)	(17)

Total		$148	$254	$402

	Location of Gain (Loss) Recognized in Income	Amount of Net Gain (Loss) Recognized in Income for the Three Months Ended March 31, 2008
		Realized	Unrealized	Total
Commodity Derivative Contracts:
Asset management	Operating revenues	$(16)	$(308)	$(324)
Trading activities	Operating revenues	(4)	6	2
Asset management	Cost of fuel, electricity and other products	9	(1)	8

Total		$(11)	$(303)	$(314)

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at March 31, 2009 (in equivalent MWh):

	Notional Quantity (MWh)
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Type:
Power[1]	(152)	108	(44)
Natural gas	(49)	49	—
Fuel oil	1	(1)	—
Coal	(1)	1	—

Total	(201)	157	(44)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power.

Fair Value Hierarchy

Based on the observability of the inputs used in the valuation techniques for fair value measurement, the Company is required to classify recorded fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value measurement inputs the Company uses vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. The Company’s financial assets and liabilities carried at fair value in the consolidated financial statements are classified in three categories based on the inputs used.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009, by category and tenor, respectively. At March 31, 2009, the Company’s only financial assets and liabilities measured at fair value on a recurring basis are derivative financial instruments.

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of March 31, 2009, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management	$9	$1,850	$40	$1,899
Commodity contracts—trading activities	803	1,371	42	2,216

Total derivative contract assets	812	3,221	82	4,115

Liabilities:
Commodity contracts—asset management	(41)	(1,028)	(1)	(1,070)
Commodity contracts—trading activities	(798)	(1,326)	(9)	(2,133)

Total derivative contract liabilities	(839)	(2,354)	(10)	(3,203)

Net:
Commodity contracts—asset management, net	(32)	822	39	829
Commodity contracts—trading activities, net	5	45	33	83

Total derivative contract assets and liabilities, net	$(27)	$867	$72	$912

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of December 31, 2008, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management	$5	$1,256	$24	$1,285
Commodity contracts—trading activities	540	1,319	23	1,882

Total derivative contract assets	545	2,575	47	3,167

Liabilities:
Commodity contracts—asset management	(22)	(714)	—	(736)
Commodity contracts—trading activities	(539)	(1,236)	(1)	(1,776)

Total derivative contract liabilities	(561)	(1,950)	(1)	(2,512)

Net:
Commodity contracts—asset management, net	(17)	542	24	549
Commodity contracts—trading activities, net	1	83	22	106

Total derivative contract assets and liabilities, net	$(16)	$625	$46	$655

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of March 31, 2009, by tenor (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
2009	$343	$69	$412
2010	195	15	210
2011	57	(1)	56
2012	47	—	47
2013	90	—	90
Thereafter	97	—	97

Total	$829	$83	$912

The volumetric weighted average maturity, or weighted average tenor, of the asset management derivative contract portfolio at both March 31, 2009 and December 31, 2008, was approximately 23 months. The volumetric weighted average maturity, or weighted average tenor, of the trading derivative contract portfolio at March 31, 2009 and December 31, 2008, was approximately 11 months and 8 months, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 and the amount included in earnings for the three months ended March 31, 2009 and 2008 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$24	$22	$46
Total gains (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	6	2	8
Purchases, issuances and settlements[2]	9	9	18
Transfers in and/or out of Level 3[3]	—	—	—

Fair value of assets and liabilities categorized in Level 3 at March 31, 2009	$39	$33	$72

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12	$—	$12
Total losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(5)	(21)	(26)
Purchases, issuances and settlements[2]	3	1	4
Transfers in and/or out of Level 3[3]	(1)	19	18

Fair value of assets and liabilities categorized in Level 3 at March 31, 2008	$9	$(1)	$8

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period, and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

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

	Three Months Ended March 31, 2009
	Operating Revenues	Cost of Fuel	Total
Gains included in earnings	$26	$—	$26
Gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$28	$—	$28

	Three Months Ended March 31, 2008
	Operating Revenues	Cost of Fuel	Total
Losses included in earnings	$(1)	$(3)	$(4)
Gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—	$2	$2

Counterparty Credit Concentration Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company manages its credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Company also has non-collateralized power hedges entered into by Mirant Mid-Atlantic. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Company considers these exposures when measuring its credit reserve on its derivative contract assets, which was $59 million and $52 million at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009 and December 31, 2008, approximately $37 million and $20 million, respectively, of cash collateral posted to the Company by counterparties under master netting agreements were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

The Company also monitors counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities as of March 31, 2009 and December 31, 2008 (dollars in millions):

	At March 31, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,911	$145	$145	$—	—
Investment Grade:
Financial institutions	1,610	757	31	726	81%
Energy companies	983	233	86	147	17%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	27	17	—	17	2%
Internally-rated non-investment grade	1	1	—	1	—
Not internally rated	—	—	—	—	—

Total	$4,532	$1,153	$262	$891	100%

	At December 31, 2008
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,428	$107	$107	$—	—
Investment Grade:
Financial institutions	1,219	553	20	533	72%
Energy companies	1,060	232	73	159	22%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	41	41	—	41	6%
Internally-rated non-investment grade	4	4	—	4	—
Not internally rated	—	—	—	—	—

Total	$3,752	$937	$200	$737	100%

[1]

Gross exposure before collateral represents credit exposure, including realized and unrealized transactions, before applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the condensed consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse impact on the future results of operations, financial condition and cash flows.

[2]	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.
[3]	Collateral includes cash and letters of credit received from counterparties.

The Company had credit exposure to three investment grade counterparties that each represented an exposure of more than 10% of total credit exposure, net of collateral. The aggregate credit exposure, net of collateral, to such counterparties was $573 million and $491 million at March 31, 2009 and December 31, 2008, respectively.

Mirant Credit Risk

The Company’s standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds and adequate assurance language whereby the Company would be required to post additional cash collateral as a result of a credit event, including a downgrade. However, as a result of the Company’s current credit rating, the Company is typically required to post collateral in the normal course of business to offset completely its net liability positions. At March 31, 2009, the fair value of the Company’s financial instruments with credit-risk-related contingent features in a net liability position was approximately $12 million for which the Company posted collateral, including cash and letters of credit, of $12 million to offset the position.

In addition, at March 31, 2009 and December 31, 2008, the Company had approximately $2 million and $1 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the condensed consolidated balance sheets.

D. Long-Term Debt

Long-term debt at March 31, 2009 and December 31, 2008, was as follows (in millions):

	At March 31, 2009	At December 31, 2008	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due 2011	$535	$535	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)
Mirant North America:
Senior secured term loan, due 2009 to 2013	377	415	LIBOR + 1.75%	Secured
Senior notes, due 2013.	850	850	7.375%	Unsecured
Capital leases, due 2009 to 2015	28	29	7.375% - 8.19%

Total	2,637	2,676
Less: current portion of long-term debt	(44)	(46)

Total long-term debt, excluding current portion	$2,593	$2,630

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan and a senior secured revolving credit facility. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $377 million as of March 31, 2009. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the facility. During 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At March 31, 2009, the cash collateral balance was approximately $123 million as a result of interest earned on the invested cash balances. At March 31, 2009, there were approximately $158 million of letters of credit outstanding under the senior secured revolving credit facility and $122 million of letters of credit outstanding under the senior secured term loan cash collateral account. At March 31, 2009, a total of $598 million was available under the senior secured revolving credit facility and the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to quarterly principal installments of $1.2 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2009, Mirant North America made a mandatory principal prepayment of approximately $37 million on the term loan. At March 31, 2009, the current estimate of the mandatory principal prepayment of the term loan in March 2010 is approximately $35 million. This amount has been reclassified from long-term debt to current portion of long-term debt at March 31, 2009.

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

Mirant North America Senior Notes

The senior notes due in 2013 are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes have no recourse to any other Mirant entities, including Mirant Americas Generation.

E. Guarantees and Letters of Credit

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

Upon issuance or modification of a guarantee, the Company determines if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee under FIN 45. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation. The Company did not have any guarantees at March 31, 2009, that met the recognition requirements under FIN 45.

For the three months ended March 31, 2009, Mirant had a net decrease to its guarantees of approximately $11 million, which included a decrease of approximately $14 million to its letters of credit, partially offset by an increase of $3 million in certain commercial purchase and sale agreements.

This Note should be read in conjunction with the complete description under Note 10, Commitments and Contingencies – Guarantees, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.

F. Stock-based Compensation

On March 3, 2009, the Company granted stock options and issued restricted stock units to executives and certain other employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a ten-year term and the stock options and restricted stock units vest in three equal installments on each of the first, second and third anniversaries of the grant date. The stock options have an exercise price of $10.40, the Company’s closing stock price on the day of the grant, and a grant date fair value of $5.88. The restricted stock units have a grant date fair value of $10.40, the Company’s closing stock price on the day of the grant.

During the three months ended March 31, 2009 and 2008, the Company recognized approximately $4 million and $7 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units. These amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations. As of March 31, 2009, there was approximately $42 million of total unrecognized compensation cost, excluding estimated forfeitures, related to non-vested stock-based awards.

Stock-based compensation activity for the three months ended March 31, 2009, is as follows:

Stock Options – Service-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	2,870,996	$29.83	$—
Granted	1,390,552	$10.40
Exercised or converted	—	$—
Forfeited	(6,670)	$19.16
Expired	(4,732)	$33.49

Outstanding at March 31, 2009	4,250,146	$23.49	$1.4

Exercisable or convertible at March 31, 2009	2,230,645	$27.84	$—

Cash proceeds from exercise of options for the three months ended March 31, 2009	$—

Stock Options – Performance-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	730,000	$28.89	$—
Exercised or converted	—	$—
Forfeited	—	$—

Outstanding at March 31, 2009	730,000	$28.89

Exercisable or convertible at March 31, 2009	730,000	$28.89	$—

Cash proceeds from exercise of options for the three months ended March 31, 2009	$—

Restricted Stock Units and Restricted Stock Shares – Service-based

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	695,819	$34.98
Granted	1,557,404	$10.40
Vested	(339,618)	$32.86
Forfeited	(5,519)	$15.74

Outstanding at March 31, 2009	1,908,086	$15.35

G. Earnings Per Share and Stockholders’ Equity

Earnings Per Share

Mirant calculates basic EPS by dividing income available to stockholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including unvested restricted shares and restricted stock units, stock options and warrants. In accordance with SFAS 128, diluted EPS is computed in the same manner as basic EPS if there is a net loss for the period.

The following table shows the computation of basic and diluted EPS for the three months ended March 31, 2009 and 2008 (in millions except per share data):

	Three Months Ended March 31,
	2009	2008
Income (loss) from continuing operations	$380	$(154)
Income from discontinued operations	—	2

Net income (loss)	$380	$(152)

Basic and diluted:
Weighted average shares outstanding—basic	145	216
Shares from assumed exercise of warrants and options	—	22
Shares from assumed vesting of restricted stock and restricted stock units	—	—

Weighted average shares outstanding—diluted	145	238

Basic EPS
EPS from continuing operations	$2.62	$(0.71)
EPS from discontinued operations	—	0.01

Basic EPS	$2.62	$(0.70)

Diluted EPS
EPS from continuing operations	$2.62	$(0.71)
EPS from discontinued operations	—	0.01

Diluted EPS	$2.62	$(0.70)

For the three months ended March 31, 2009, the number of securities that are considered antidilutive increased significantly compared to the same period in 2008, as a result of the decrease in the Company’s weighted average stock price. For the three months ended March 31, 2009 and 2008, the weighted average number of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive were as follows:

	Three Months Ended March 31,
	2009	2008
	(shares in millions)
Series A Warrants	26.87	—
Series B Warrants	7.05	—
Restricted shares and restricted share units	0.50	0.10
Stock options	4.05	0.72

Total number of antidilutive shares	38.47	0.82

Stockholder Rights Plan

On March 26, 2009, Mirant announced the adoption of a stockholder rights plan (the “Stockholder Rights Plan”) to help protect the Company’s use of its federal NOLs from certain restrictions contained in Section (“§”) 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change would occur if certain shifts in ownership of the Company’s stock exceed 50 percentage points measured over a specified period of time. Given §382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside the Company’s control. The Stockholder Rights Plan was adopted to reduce the likelihood of such an unintended ownership change occurring. However, there can be no assurance that the Stockholder Rights Plan will prevent such an ownership change.

Under the Stockholder Rights Plan, when a person or group has obtained beneficial ownership of 4.9% or more of the Company’s common stock, or an existing holder with greater than 4.9% ownership acquires more shares representing at least an additional 0.2% of the Company’s common stock, there would be a triggering event causing potential significant dilution in the economic interest and voting power of such person or group. Such triggering event would also occur if an existing holder with greater than 4.9% ownership but less than 5.0% ownership acquires more shares that would result in such stockholder obtaining beneficial ownership of 5.0% or more of the Company’s common stock. The Board of Directors has the discretion to exempt an acquisition of common stock from the provisions of the Stockholder Rights Plan if it determines the acquisition will not jeopardize tax benefits or is otherwise in the Company’s best interests.

This Stockholder Rights Plan is limited in life, and the rights expire upon the earliest of (1) the Board of Directors’ determination that the plan is no longer needed for the preservation of NOLs as a result of the implementation of legislative changes or any other change; (2) March 25, 2010; or (3) certain other events described in the Stockholder Rights Plan.

H. Segment Reporting

The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,230 MW. The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW. The California segment consists of three generating facilities located in or near the City of San Francisco, with total net generating capacity of 2,347 MW. Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on the Company’s invested cash balances. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2009:
Operating revenues[1]	$672	$152	$35	$22	$(3)	$878
Cost of fuel, electricity and other products[2]	165	88	8	10	—	271

Gross margin	507	64	27	12	(3)	607

Operating Expenses:
Operations and maintenance	105	32	19	6	—	162
Depreciation and amortization	24	4	5	3	—	36
Gain on sales of assets, net	(8)	(2)	(1)	—	(4)	(15)

Total operating expenses	121	34	23	9	(4)	183

Operating income	386	30	4	3	1	424
Total other expense, net	1	—	1	34	—	36

Income (loss) from continuing operations before income taxes	385	30	3	(31)	1	388
Provision for income taxes	—	—	—	8	—	8

Income (loss) from continuing operations	$385	$30	$3	$(39)	$1	$380

Total assets at March 31, 2009	$6,371	$711	$170	$8,177	$(3,741)	$11,688

[1]	Includes unrealized gains of $242 million and $28 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $15 million for Other Operations.
[2]	Includes unrealized losses of $2 million for Northeast and unrealized gains of $1 million for Mid-Atlantic.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2008:
Operating revenues[1]	$110	$141	$42	$9	$—	$302
Cost of fuel, electricity and other products[2]	146	89	13	(8)	—	240

Gross margin	(36)	52	29	17	—	62

Operating Expenses:
Operations and maintenance	97	41	18	10	—	166
Depreciation and amortization	21	6	4	2	—	33
Gain on sales of assets, net	—	(4)	—	—	—	(4)

Total operating expenses	118	43	22	12	—	195

Operating income (loss)	(154)	9	7	5	—	(133)
Total other expense (income), net	—	(1)	—	22	—	21

Income (loss) from continuing operations	$(154)	$10	$7	$(17)	$—	$(154)

Total assets at December 31, 2008	$5,620	$722	$181	$7,253	$(3,088)	$10,688

[1]	Includes unrealized gains of $6 million for Other Operations and unrealized losses of $295 million and $13 million for Mid-Atlantic and Northeast, respectively.
[2]	Includes unrealized losses of $5 million for Mid-Atlantic and unrealized gains of $4 million for Northeast.

I. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS 5, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Environmental Matters

EPA Information Request.    In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River facility in Virginia and the Chalk Point, Dickerson and Morgantown facilities in Maryland. The requested information concerned the period of operations that predates the ownership and lease of those facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. Mirant

responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation of the NSR regulations associated with operations prior to the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. If a violation is determined to have occurred at any of the facilities, Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic, as the owner or lessee of the facility, may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Mirant Chalk Point and Mirant Mid-Atlantic have installed and are installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown facilities in Maryland to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, Mirant Potomac River, Mirant Chalk Point or Mirant Mid-Atlantic could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility at issue, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic.

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

Mirant Potomac River Wind Screen NOV.    On December 18, 2008, the Virginia DEQ issued an NOV to Mirant Potomac River asserting that on November 21, 2008 and December 10, 2008, observations of the windscreens installed on fencing surrounding the coal pile at the Potomac

River facility indicated that the screening was not properly fastened, resulting in a potential violation of Virginia’s Air Pollution Control Law and regulations. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000. On March 16, 2009, Mirant Potomac River and the Virginia DEQ entered into a Consent Order that resolved this NOV issued December 18, 2008. Under the Consent Order, Mirant Potomac River paid a civil charge of $26,000.

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

Lovett Coal Ash Management Facility Notice of Hearing and Complaint.    On April 16, 2008, the staff of the NYSDEC filed a complaint with the NYSDEC against Mirant Lovett alleging various violations of New York’s Environmental Conservation Law arising from the coal ash management facility (“CAMF”) located near the former Lovett generating facility, including the alleged discharge of pollutants into the groundwater in excess of allowed levels. The complaint also contends that Mirant Lovett failed to provide an adequate Leachate Assessment Report related to the CAMF that the NYSDEC staff asserts was required under the terms of a Consent Order dated June 2, 2006. The complaint requests that Mirant Lovett be required to perform various assessments related to groundwater quality and causes of leachate from the CAMF and seeks assessment of a civil penalty of $200,000 and the recovery of $15,000 for the portion of a penalty imposed under the June 2, 2006, Consent Order that had been suspended. Mirant Lovett disputes the allegations made by the NYSDEC staff in its complaint and thinks that it has complied with the June 2, 2006, Consent Order.

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

Notice of Violations Relating to State Line Generating Station.    On April 16, 2009, the EPA issued a Notice and Finding of Violations to Mirant Americas, Dominion Resources Services, Inc., Dominion Resources, Inc. and Commonwealth Edison Company. The notice alleges that various activities occurring from 1994 through 2008 at the Kincaid generating facility in Illinois and the State Line generating facility in Indiana violated the EPA’s NSR regulations and other provisions of the Clean Air Act. Mirant and its subsidiaries have had no ownership interest in or other involvement with the Kincaid facility. Through subsidiaries, Mirant acquired the State Line facility from a subsidiary of Commonwealth Edison Company in December 1997. Mirant sold its subsidiaries owning the State Line facility to subsidiaries of Dominion Resources in June 2002. The contracts under which Mirant acquired and sold its ownership interests in the State Line facility were rejected in Mirant’s bankruptcy proceedings, and, as a result, Mirant and its subsidiaries have no contractual obligations to either Commonwealth Edison Company and its subsidiaries or Dominion resources and its subsidiaries related to the State Line facility. Furthermore, applicable bankruptcy law may bar any liability of Mirant and its subsidiaries for fines based on events occurring in periods prior to January 3, 2006, when the Plan became effective.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of March 31, 2009, approximately 850,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims, regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

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

Actions Pursued by MC Asset Recovery

Under the Plan, the rights to certain actions filed by Mirant and various of its subsidiaries against third parties were transferred to MC Asset Recovery. MC Asset Recovery, although wholly-owned by Mirant, is governed by managers who are independent of Mirant and its other subsidiaries. Under the Plan, any cash recoveries obtained by MC Asset Recovery from the actions transferred to it, net of fees and costs incurred in prosecuting the actions, are to be paid to the unsecured creditors of Mirant Corporation in the Chapter 11 proceedings and the holders of the equity interests in Mirant immediately prior to the effective date of the Plan except where such a recovery results in an allowed claim in the bankruptcy proceedings, as described below. MC Asset Recovery is a disregarded entity for income tax purposes, and Mirant is responsible for income taxes related to its operations. The Plan provides that Mirant may not reduce payments to be made to unsecured creditors and former holders of equity interests from recoveries obtained by MC Asset Recovery for the taxes owed by Mirant, if any, on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then under the Plan Mirant may reduce the payments to be made to such unsecured creditors and former holders of equity interests by the amount of any taxes it will owe or NOLs utilized with respect to taxable income resulting from the amount in excess of $175 million.

The Plan and MC Asset Recovery’s Limited Liability Company Agreement also obligate Mirant to make contributions to MC Asset Recovery as necessary to pay professional fees and certain other costs reasonably incurred by MC Asset Recovery, including expert witness fees and other costs of the actions transferred to MC Asset Recovery. In June 2008, Mirant and MC Asset Recovery, with the approval of the Bankruptcy Court, agreed to limit the total amount of funding to be provided by Mirant to MC Asset Recovery to $67.8 million, and the amount of such funding obligation not already incurred by Mirant at that time was fully accrued. Mirant is entitled to be repaid the amounts it funds from any recoveries obtained by MC Asset Recovery before any distribution is made from such recoveries to the unsecured creditors of Mirant Corporation and the former holders of equity interests.

Certain of the actions transferred to MC Asset Recovery seek to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings. Each of those actions alleges that the defendants engaged in transactions with Mirant or its subsidiaries at a time when they were insolvent or were rendered insolvent by the resulting transfers and that they did not receive fair value for those transfers. If MC Asset Recovery succeeds in obtaining any recoveries on these avoidance claims transferred to it, the party or parties from which such recoveries are obtained could seek to file claims in Mirant’s bankruptcy proceedings. Mirant would vigorously contest the allowance of any such claims on the grounds that, among other things, the avoidance claims being pursued by MC Asset Recovery seek to recover only amounts received by third parties in excess of fair value and that the recovery of such amounts does not reinstate any enforceable pre-petition obligation that could give rise to a claim. If such a claim were to be allowed by the Bankruptcy Court as a result of a recovery by MC Asset Recovery, then the party receiving the claim would be entitled to either Mirant common stock or such stock and cash as provided under the Plan. Under such circumstances, the order entered by the Bankruptcy Court on December 9, 2005, confirming the Plan (the “Confirmation Order”) provides that Mirant would retain from the net amount recovered an amount equal to the dollar amount of the resulting allowed claim rather than distribute such amount to the unsecured creditors and former equity holders as described above.

On March 31, 2009, The Southern Company (“Southern Company”) and MC Asset Recovery entered into a settlement agreement (the “MCAR Settlement”) resolving claims asserted by MC Asset Recovery in MC Asset Recovery, LLC v. Southern Company, a suit pending in the Northern District of Georgia (the “Southern Company Litigation”). Southern Company has filed a Form 8-K dated April 2, 2009, that describes the settlement and the claims that it resolves. The settlement provides for Southern Company to pay $202 million to MC Asset Recovery in settlement of all claims asserted in the Southern Company Litigation. Once the settlement of the Southern Company Litigation has been effectuated, Mirant expects to receive reimbursement of approximately $51 million for the funds it has provided to MC Asset Recovery that have not been previously reimbursed as a result of prior recoveries by MC Asset Recovery.

Mirant is uncertain whether Southern Company will assert a claim in Mirant’s bankruptcy proceedings for all or part of the amount it is to pay MC Asset Recovery pursuant to the MCAR Settlement or whether any such claim, if filed, will be allowed by the Bankruptcy Court. If such a claim is filed and is allowed by the Bankruptcy Court, then Mirant expects that the claim would be a Mirant Debtor Class 3- Unsecured Claim under the Plan that would be settled in Mirant common stock. The Plan provides that any claim allowed by the Bankruptcy Court after the Plan effective date of January 3, 2006, is to receive the same distribution as previously allowed claims, which for a Mirant Debtor Class 3- Unsecured Claim is approximately 43.87 shares of Mirant common stock per $1,000 of claim.

If Southern Company were to file for and if the Bankruptcy Court were to allow a claim for the full amount of the $202 million that it will pay under the MCAR Settlement, then Southern Company would be entitled under the Plan to a distribution of approximately 8.86 million shares of Mirant common stock. As described above in Chapter 11 Proceedings, only approximately

850,000 shares remain reserved from the 300 million shares of Mirant common stock to be distributed under the Plan. The Plan authorizes Mirant to issue common shares in addition to the 300 million common shares issued when the Plan became effective as necessary to make distributions on claims that become allowed claims after the effective date, and section 1145 of the Bankruptcy Code exempts such shares from registration under the Securities Act. Making a distribution of 8.86 million shares to Southern Company would require the issuance of more than 8 million additional shares of Mirant common stock above the 300 million shares originally issued to be distributed under the Plan. Under such circumstances, the Confirmation Order would require Mirant also to issue and distribute additional shares to holders of claims in Mirant Debtor Class 3 – Unsecured Claims who held the 6.25% Junior Convertible Subordinated Debentures due in 2030 and to holders of claims in Mirant Debtor Class 5- Equity Interests equal to 3.5% and 3.75%, respectively, of the additional shares required to be issued to address the Southern Company allowed claim. If Southern Company files for and receives an allowed claim in the bankruptcy proceedings for all or part of the $202 million it is to pay under the MCAR Settlement, then Mirant will be entitled to retain from the proceeds remaining after reimbursement of the costs previously funded by Mirant and payment of any unpaid costs incurred by MC Asset Recovery an amount equal to the amount of Southern’s allowed claim, and the amount of the proceeds to be distributed to Mirant’s unsecured creditors and former equity holders would be reduced by that amount.

If Southern Company does not file a claim in the bankruptcy proceedings, or if the Bankruptcy Court does not allow any such claim that Southern Company does file, then Mirant expects that MC Asset Recovery will use some of the funds it receives under the settlement to pay fees owed to the managers of MC Asset Recovery and other expenses of MC Asset Recovery not previously funded by Mirant, and that MC Asset Recovery will reserve some portion of those funds to pay future expenses. Pursuant to the Plan, the remainder of the amount recovered by MC Asset Recovery will be distributed fifty percent to the class of Mirant claims holders identified in the Plan as Mirant Debtor Class 3 – Unsecured Claims and fifty percent to Mirant Debtor Class 5 – Equity Interests. Once these distributions occur, Mirant will have no further obligation to provide funding to MC Asset Recovery.

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

Mirant Americas Energy Marketing Contract Dispute with Southern California Water.    On December 21, 2001, Southern California Water Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant

Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, western power markets were dysfunctional and non-competitive. The contract was for the purchase of 15 MWs during the period April 1, 2001, through December 31, 2006. On June 25, 2003, the FERC dismissed this proceeding. Southern California Water appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the complaint and a number of other similar complaints and remanded the proceedings to the FERC. On June 26, 2008, the United States Supreme Court affirmed the remand of the Southern California Water proceeding and the other similar proceedings to the FERC, concluding that the FERC should analyze further (1) whether the contracts at issue imposed an excessive burden on consumers in the later periods covered by the contracts, not just at their outset, and (2) whether any of the sellers engaged in unlawful market manipulation, which the Court concluded would remove the premise underlying the FERC’s dismissal of the complaints that the rates agreed to in the contracts were based on fair, arm’s length negotiations. On December 18, 2008, the FERC issued an order on remand providing for the record to be supplemented through further written filings by the parties regarding the specific issues raised by the ruling entered by the United States Supreme Court. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing’s contract obligations to Southern California Water Company, including any potential refund obligations. On May 1, 2009, Mirant Energy Trading and Southern California Water Company entered into a settlement agreement under which Southern California Water Company agreed to release its claims in return for a payment from Mirant Energy Trading of $1 million. The settlement agreement is not effective until Southern California Water Company has filed at the FERC to withdraw its complaint and that withdrawal becomes effective or the FERC approves the settlement agreement as an offer of settlement.

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

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

J. Settlements and Other Charges

Potomac River Settlement

In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement containing certain terms that were included in a proposed comprehensive state operating permit for the Potomac River generating facility issued by the Virginia DEQ that month. Under that agreement, Mirant Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and is included in funds on deposit and other noncurrent assets in the accompanying condensed consolidated balance sheets and in the Company’s estimated capital expenditures. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008.

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 the Company merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, the Company merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 will not constrain operations of the Potomac River generating facility below historical operations and will allow operation of all five units at one time. Certain provisions of Virginia’s air emissions regulations adopted to implement the CAIR, however, could constrain the facility’s operations. Mirant Potomac River has challenged those regulations in court.

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

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. A significant portion of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At April 14, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	95%	72%	32%	33%	23%
Fuel	88%	70%	54%	28%	6%

Capital Expenditures and Capital Resources

Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions imposed by the Maryland Healthy Air Act. As of March 31, 2009, we have paid approximately $1.119 billion for capital expenditures related to the Maryland Healthy Air Act. For the three months ended March 31, 2009, we paid $169 million for capital expenditures, excluding capitalized interest, of which $122 million related to the Maryland Healthy Air Act. The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remaining nine months of 2009 and for 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$368	$187
Other environmental	16	30
Maintenance	127	132
Construction	46	56
Other	11	16

Total	$568	$421

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Consolidated Financial Performance

We reported net income of $380 million and a net loss of $152 million for the periods ended March 31, 2009 and 2008, respectively. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$353	$365	$(12)
Unrealized gross margin	254	(303)	557

Total gross margin	607	62	545
Operating Expenses:
Operations and maintenance	162	166	(4)
Depreciation and amortization	36	33	3
Gain on sales of assets, net	(15)	(4)	(11)

Total operating expenses	183	195	(12)

Operating income (loss)	424	(133)	557
Total other expense, net	36	21	15

Income (loss) from continuing operations before income taxes	388	(154)	542
Provision for income taxes	8	—	8

Income (loss) from continuing operations	380	(154)	534
Income from discontinued operations	—	2	(2)

Net income (loss)	$380	$(152)	$532

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Therefore, it may not be possible to compare our non-GAAP financial measures with those of other companies which also present similar non-GAAP financial measures. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

•	Our realized gross margin decrease of $12 million was principally a result of the following:

•

a decrease of $88 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances. In addition, generation volumes decreased 5% primarily because our Mid-Atlantic baseload units generated less as a result of decreases in natural gas prices at times making it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of fuel;

•

an increase of $72 million in realized value of hedges. In 2009, realized value of hedges was $108 million which reflects the amount by which the settlement value of power contracts exceeded market prices, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $36 million which reflects the amount by which market prices for fuel exceeded the contract prices for fuel, partially offset by the amount by which market prices exceeded the settlement value of power contracts; and

•	an increase of $4 million in contracted and capacity primarily related to higher capacity prices in 2009.

•	Our unrealized gross margin increase of $557 million was principally a result of the following:

•

unrealized gains of $254 million in 2009, which included a $341 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $87 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $303 million in 2008, which included a $313 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices, partially offset by unrealized gains of $10 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

•	Our operating expense decrease of $12 million is primarily the result of an increase of $11 million in gain on sales of emissions allowances sold to third parties.

•

Other expense, net increased $15 million reflecting lower interest income as a result of lower interest rates on invested cash and lower average cash balances in 2009 compared to the same period in 2008, partially offset by lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction.

Commodity Prices

The forward prices for power, natural gas, fuel oil and coal decreased during the three months ended March 31, 2009, and we recognized unrealized gains of $254 million. However, the average market price for power decreased at a faster pace than the decline in the average market price of coal during the three months ended March 31, 2009. As a result, the energy gross margin from our baseload coal units was negatively affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity. We are generally economically neutral for that portion of the portfolio that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts.

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2013. Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2009, the net fair value of these long-term coal agreements was approximately $(138) million.

Granted Emissions Allowances

As a result of the capital expenditures we are incurring to comply with the requirements of the Maryland Healthy Air Act, we anticipate that we will have excess SO2 and NOx emissions allowances in future periods. We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At March 31, 2009, the estimated fair value of our excess SO2 and NOx emissions allowances was approximately $26 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall and Martha’s Vineyard facilities. For the three months ended March 31, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

Operating Statistics

The following table summarizes Net Capacity Factor by region for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Mid-Atlantic	33%	36%	(3)%
Northeast	16%	15%	1%
California	3%	3%	—%
Total	22%	23%	(1)%

The following table summarizes power generation volumes by region for the three months ended March 31, 2009 and 2008 (in gigawatt hours):

	Three Months Ended March 31,		Increase (Decrease)	Increase/ (Decrease)
	2009	2008
Mid-Atlantic:
Baseload	3,726	4,070	(344)	(8)%
Intermediate	105	73	32	44%
Peaking	31	46	(15)	(33)%

Total Mid-Atlantic	3,862	4,189	(327)	(8)%

Northeast:
Baseload	365	368	(3)	(1)%
Intermediate	534	513	21	4%

Total Northeast	899	881	18	2%

California:
Intermediate	176	131	45	34%
Peaking	—	10	(10)	(100)%

Total California	176	141	35	25%

Total	4,937	5,211	(274)	(5)%

The decrease in power generation volumes for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, is primarily the result of decreases in our Mid-Atlantic baseload generation as a result of decreases in natural gas prices at times, making it uneconomic for certain of our coal-fired units to generate.

All of our California facilities operate under tolling agreements or are subject to RMR arrangements. Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units and our Potrero units are subject to RMR arrangements. Therefore, changes in power generation volumes from those facilities, which can be caused by weather, planned outages, or other factors, generally do not affect our gross margin.

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Three Months Ended March 31,
	2009			2008
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$264	$243	$507	$264	$(300)	$(36)
Northeast	38	26	64	61	(9)	52
California	27	—	27	29	—	29
Other Operations	27	(15)	12	11	6	17
Eliminations	(3)	—	(3)	—	—	—

Total	$353	$254	$607	$365	$(303)	$62

Gross margin for the three months ended March 31, 2009 and 2008, is further detailed as follows (in millions):

	Three Months Ended March 31, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$72	$15	$—	$27	$(3)	$111
Contracted and capacity	85	22	27	—	—	134
Realized value of hedges	107	1	—	—	—	108

Total realized gross margin	264	38	27	27	(3)	353
Unrealized gross margin	243	26	—	(15)	—	254

Total gross margin	$507	$64	$27	$12	$(3)	$607

	Three Months Ended March 31, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$165	$22	$1	$11	$—	$199
Contracted and capacity	78	24	28	—	—	130
Realized value of hedges	21	15	—	—	—	36

Total realized gross margin	264	61	29	11	—	365
Unrealized gross margin	(300)	(9)	—	6	—	(303)

Total gross margin	$(36)	$52	$29	$17	$—	$62

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

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for coal that we purchased under long-term agreements. Power hedging contracts include sales of both power and natural gas used to hedge power prices as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,230 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$264	$264	$—
Unrealized gross margin	243	(300)	543

Total gross margin	507	(36)	543

Operating Expenses:
Operations and maintenance	105	97	8
Depreciation and amortization	24	21	3
Gain on sales of assets, net	(8)	—	(8)

Total operating expenses	121	118	3

Operating income (loss)	386	(154)	540
Total other expense, net	1	—	1

Income (loss) from continuing operations before income taxes	$385	$(154)	$539

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Energy	$72	$165	$(93)
Contracted and capacity	85	78	7
Realized value of hedges	107	21	86

Total realized gross margin	264	264	—
Unrealized gross margin	243	(300)	543

Total gross margin	$507	$(36)	$543

Realized gross margin was the same for each period. However, the changes in the components of realized gross margin were principally a result of the following:

•

an increase of $86 million in realized value of hedges. In 2009, realized value of hedges was $107 million which reflects the amount by which the settlement value of power contracts exceeded market prices. In 2008, realized value of hedges was $21 million which reflects the amount by which market prices for coal exceeded the contract prices for coal that we purchased under long-term agreements, partially offset by the amount by which market prices exceeded the settlement value of power contracts;

•	an increase of $7 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $93 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances. In addition, generation volumes decreased 8% because our Mid-Atlantic baseload units generated less as a result of decreases in natural gas prices at times making it uneconomic for certain of our coal-fired units to generate. These decreases were partially offset by a decrease in the price of coal.

The increase of $543 million in unrealized gross margin was comprised of the following:

•

unrealized gains of $243 million in 2009, which included a $312 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $69 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $300 million in 2008, which included a $316 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices, partially offset by unrealized gains of $16 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Operating Expenses

The increase of $3 million in operating expenses is primarily a result of the following:

•

an increase of $8 million in operations and maintenance expense primarily a result of outages, an increase in property taxes and an increase in chemical costs related to our installed pollution control equipment;

•

an increase of $3 million in depreciation and amortization expense related to pollution control equipment placed in service as part of our compliance with the Maryland Healthy Air Act; partially offset by

•	an increase of $8 million in gain on sale of assets related to emissions allowances sold to third parties in 2009.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$38	$61	$(23)
Unrealized gross margin	26	(9)	35

Total gross margin	64	52	12

Operating Expenses:
Operations and maintenance	32	41	(9)
Depreciation and amortization	4	6	(2)
Gain on sales of assets, net	(2)	(4)	2

Total operating expenses	34	43	(9)

Operating income	30	9	21
Total other income, net	—	(1)	1

Income from continuing operations before income taxes	$30	$10	$20

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Energy	$15	$22	$(7)
Contracted and capacity	22	24	(2)
Realized value of hedges	1	15	(14)

Total realized gross margin	38	61	(23)
Unrealized gross margin	26	(9)	35

Total gross margin	$64	$52	$12

The decrease of $23 million in realized gross margin was principally a result of the following:

•

a decrease of $14 million in realized value of hedges. In 2009, realized value of hedges was $1 million which reflects the amount by which the settlement value of power contracts exceeded market prices, offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $15 million which reflects the amount by which market prices for fuel exceeded the contract prices for fuel and the amount by which the settlement value of power contracts exceeded market prices; and

•

a decrease of $7 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances and the shutdown of the Lovett facility, partially offset by lower fuel costs and an increase in generation volumes from intermediate units.

The increase of $35 million in unrealized gross margin was comprised of the following;

•

unrealized gains of $26 million in 2009, which included a $25 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices and unrealized gains of $1 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized losses of $9 million in 2008, which included an $11 million net decrease from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $2 million net increase in the value of hedge contracts for future periods.

Operating Expenses

The decrease of $9 million in operating expenses was primarily the result of a decrease in operations and maintenance expense related to the shutdown of the Lovett facility in April 2008.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$27	$29	$(2)
Unrealized gross margin	—	—	—

Total gross margin	27	29	(2)

Operating Expenses:
Operations and maintenance	19	18	1
Depreciation and amortization	5	4	1
Gain on sales of assets, net	(1)	—	(1)

Total operating expenses	23	22	1

Operating income	4	7	(3)
Total other expense, net	1	—	1

Income from continuing operations before income taxes	$3	$7	$(4)

Gross Margin

	Three Months Ended March 31,
	2009	2008	Decrease
Energy	$—	$1	$(1)
Contracted and capacity	27	28	(1)

Total realized gross margin	27	29	(2)
Unrealized gross margin	—	—	—

Total gross margin	$27	$29	$(2)

All of our California facilities operate under tolling agreements or are subject to RMR arrangements. Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units, and our Potrero units are subject to RMR arrangements. Therefore, our gross margin generally is not affected by changes in power generation volumes from those facilities.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$27	$11	$16
Unrealized gross margin	(15)	6	(21)

Total gross margin	12	17	(5)

Operating Expenses:
Operations and maintenance	6	10	(4)
Depreciation and amortization	3	2	1

Total operating expenses	9	12	(3)

Operating income	3	5	(2)
Total other expense, net	34	22	12

Loss from continuing operations before income taxes	$(31)	$(17)	$(14)

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Energy	$27	$11	$16

Total realized gross margin	27	11	16
Unrealized gross margin	(15)	6	(21)

Total gross margin	$12	$17	$(5)

The increase of $16 million in realized gross margin was principally a result of a $24 million increase in gross margin from proprietary trading activities, partially offset by an $8 million decrease in gross margin from our fuel oil management activities. The increases in proprietary trading activities are a result of an increase in the realized value associated with power positions in 2009 as compared to 2008. The decrease in fuel oil management activities is a result of lower gross margin on sales of fuel oil inventory to third parties and affiliates as a result of lower market prices.

The decrease of $21 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $15 million in 2009, which included unrealized losses of $19 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by unrealized gains of $4 million as a result of decreases in forward power and fuel prices; and

•

unrealized gains of $6 million in 2008, which included unrealized gains of $4 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods and unrealized gains of $2 million as a result of increases in forward power and fuel prices.

Other Expense, Net

The increase of $12 million in other expense, net was principally the result of the following:

•	a decrease of $29 million in interest income primarily related to lower interest rates on invested cash and lower average cash balances; partially offset by

•	a decrease of $16 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction.

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

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant and its subsidiaries at March 31, 2009 and December 31, 2008 (in millions):

	At March 31, 2009	At December 31, 2008
Cash and Cash Equivalents:
Mirant Corporation	$1,445	$1,469
Mirant Americas Generation	19	—
Mirant North America	227	229
Mirant Mid-Atlantic	197	125
Other	17	8

Total cash and cash equivalents	1,905	1,831
Less: Cash restricted and reserved for other purposes	9	2

Total available cash and cash equivalents	1,896	1,829
Available under credit facilities	598	583

Total cash, cash equivalents and credit facilities availability	$2,494	$2,412

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at March 31, 2009 and December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy protection in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility.

We and certain of our subsidiaries, including Mirant Americas Generation and Mirant North America, are holding companies. The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, the Mirant Corporation, Mirant Americas Generation and Mirant North America holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of their debt agreements and leveraged lease documentation, respectively. At March 31, 2009, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $424 million at Mirant North America and its subsidiaries. Of this amount, $197 million was held by Mirant Mid-Atlantic which, as of March 31, 2009, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. Although Mirant North America is in compliance with its financial covenants, as of March 31, 2009, it is restricted from making distributions by the free cash flow requirements under the restricted payment test of its senior credit facility. The primary factor lowering the free cash flow calculation for Mirant North America is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. We do not expect the liquidity effect of the restriction on distributions under the Mirant North America senior credit facility to be material given that the majority of our liquidity needs arise from the activities of Mirant North America and its subsidiaries, the restriction does not limit Mirant North America from making distributions to Mirant Americas Generation to fund interest payments on its senior notes and the majority of our total available cash and cash equivalents are held unrestricted at Mirant Corporation.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following activities: (1) capital expenditures; (2) debt service and payments under the Mirant Mid-Atlantic leveraged leases; (3) collateral required for our asset management and proprietary trading and fuel oil management activities; and (4) the development of new generating facilities.

Capital Expenditures.    Our capital expenditures, excluding capitalized interest for the three months ended March 31, 2009, were $169 million. Our estimated capital expenditures, excluding capitalized interest, for the period April 1, 2009, through December 31, 2010, are $989 million. See Overview in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of March 31, 2009, we had approximately $109 million of posted cash collateral and $287 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements and other commercial arrangements. Included in the letter of credit amount outstanding is a cash-collateralized letter of credit in support of our response to a request for proposals for new power generation. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds as of March 31, 2009 and December 31, 2008 (in millions):

	At March 31, 2009	At December 31, 2008
Cash collateral posted—energy trading and marketing	$67	$67
Cash collateral posted—other operating activities	42	44
Letters of credit—energy trading and marketing	73	76
Letters of credit—debt service and rent reserves	101	101
Letters of credit—other operating activities	113	124
Surety bonds—energy trading and marketing	25	25

Total	$421	$437

Cash Flows

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $18 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily as a result of the following:

•	a decrease in cash used of $41 million related to net accounts receivable and payable primarily related to a decrease in power prices in 2009 compared to the same period in 2008;

•	a decrease in cash used of $40 million because of changes in funds on deposit as a result of decreases in forward commodity prices;

•	an increase in cash provided of $20 million related to collateral posted to us by our counterparties primarily as a result of decreases in forward commodity prices; and

•	a decrease in cash used of $14 million related to other working capital changes.

The decreases in cash used in and increase in cash provided by operating activities were partially offset by the following:

•	an increase in cash used of $77 million for inventory as a result of the purchase of higher volumes of coal at higher contracted prices in 2009 as compared to 2008;

•

an increase in cash used of $17 million for interest expense, net reflecting lower interest income as a result of lower interest rates on invested cash as well as lower average cash balances partially offset by lower interest expense from lower outstanding debt and higher capitalized interest; and

•

a decrease in realized gross margin of $3 million in 2009, compared to the same period in 2008, excluding the non-cash change for lower of cost or market fuel inventory adjustments of $9 million. See Results of Operations for additional discussion of our performance in 2009 compared to the same period in 2008.

Investing Activities.     Net cash used in investing activities from continuing operations increased by $14 million for the three months ended March 31, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	an increase in cash used of $25 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities; partially offset by

•	an increase in cash provided of $11 million related to proceeds from the sales of emissions allowances to third parties.

Financing Activities.     Net cash used in financing activities from continuing operations decreased by $531 million for the three months ended March 31, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	a decrease in cash used of $411 million for stock repurchases;

•	a decrease in cash used of $124 million for repayments and repurchases of long-term debt; offset by

•	a decrease in cash provided of $4 million for the proceeds from the exercise of stock options and warrants.

Discontinued Operations

Operating Activities.    In 2009 and 2008, net cash provided by operating activities from discontinued operations was primarily from the sale of transmission credits from our previously owned Wrightsville Facility.

Investing Activities.     In 2008, net cash provided by investing activities from discontinued operations of $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen.

Other Developments

PJM Reliability Pricing Model Forward Capacity Market.    Our Mid-Atlantic facilities sell electricity into the markets operated by PJM. Load-serving entities within PJM are required to have adequate sources of generating capacity. Our facilities located in the Mid-Atlantic region that sell electricity into the PJM market participate in the reliability pricing model (the “RPM”) forward capacity market. The PJM RPM capacity auctions are designed to provide forward prices for capacity that are intended to ensure that adequate resources are in place to meet the region’s demand requirements. PJM has conducted five PJM RPM capacity auctions and we began receiving payments in June 2007 as a result of the first auction. The FERC’s orders approving and implementing the PJM RPM capacity auctions have been appealed to the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). In late February 2009, several parties withdrew their petitions for review of the FERC orders approving and implementing the PJM RPM capacity auctions, and on March 17, 2009, the DC Circuit denied the last remaining petition for review.

On December 12, 2008, PJM filed with the FERC to revise elements of the RPM forward capacity market. PJM intends to implement these changes in time for the May 2009 annual auction for the provision of capacity from June 1, 2012, to May 31, 2013. We filed an opposition to the proposed changes with the FERC. On February 9, 2009, PJM, a coalition of PJM customers (the “PJM Load Group”), and several state public service commissions filed a settlement agreement with the FERC that, if approved, would materially modify several provisions of the December 2008 filing to the detriment of suppliers in the RPM capacity auction. Under the FERC’s rules and regulations, any party to a contested proceeding may unilaterally file a settlement in that proceeding with the FERC. We filed comments opposing the settlement. On March 26, 2009, the FERC issued an order that accepted the majority of changes to elements of the RPM forward capacity market proposed in the December 2008 filing and rejected the majority of changes to elements of the RPM forward capacity market proposed in the February 2009 settlement filing. Numerous parties have sought rehearing of the FERC’s March 26, 2009, order.

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

In 2009, we expect to produce approximately 16.3 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities. The RGGI regulations require those facilities to obtain allowances to emit CO2 beginning in 2009. No allowances were granted to existing sources of such emissions. Instead, allowances have been made available for such facilities only by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI also provide that if the allowance clearing price exceeds $7 (adjusted by changes in the consumer price index since 2005) per ton of CO2 in the auctions of allowances that occur during the first three years, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale to generators in Maryland. In this scenario, between zero and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during the period 2003 through 2005 as compared to the total average input for all affected Maryland generators in existence at that time.

The third auction of allowances by the RGGI states was held on March 18, 2009. The clearing price for the approximately 31.5 million allowances sold in the auction allocated for use beginning in 2009 was $3.51 per ton. Beginning with this auction, allowances allocated for use beginning in 2012 were also made available, and the clearing price for the approximately 2.2 million of such allowances sold in the auction was $3.05 per ton. The allowances sold in this auction can be used for compliance in any of the RGGI states. Further auctions will occur quarterly through the end of the first compliance period in 2011, with the next auction scheduled for June 17, 2009.

Complying with the RGGI in Maryland, Massachusetts and New York could have a material adverse effect upon our operations and our operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI.

In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (“AB 32”), which requires that greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the California Air Resource Board (“CARB”) approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that CARB adopt a cap-and-trade regulation by January 2011 and that the cap and trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the Western Climate Initiative (“WCI”) for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with six other western states and four Canadian provinces to coordinate and implement a regional cap-and-trade program. AB 32, and any plans, rules and programs approved to implement AB 32, could have a material adverse effect on how we operate our California facilities and the costs of operating the facilities.

In August 2008, Massachusetts adopted Massachusetts’ Global Warming Solutions Act (the “Climate Protection Act”), which establishes a program to reduce greenhouse gas emissions significantly over the next 40 years. Under the Climate Protection Act, the Commonwealth of Massachusetts Department of Environmental Protection is to establish a reporting and verification system for statewide greenhouse gas emissions, including emissions from generating facilities producing all electricity consumed in Massachusetts, and to determine what the state’s greenhouse gas emissions level was in 1990. The Massachusetts Executive Office of Energy and Environmental Affairs (“MAEEA”) is then to establish statewide greenhouse gas emissions limits effective beginning in 2020 that will reduce such emissions from the 1990 levels by a range of 10% to 25% beginning in 2020, with the reduction increasing to 80% below 1990 levels by 2050. In setting these limits, the MAEEA is to consider the potential costs and benefits of various reduction measures, including emissions limits for electric generating facilities, and may consider the use of market-based compliance mechanisms. A violation of the emissions limits established under the Climate Protection Act may result in a civil penalty of up to $25,000 per day. Implementation of the Climate Protection Act could have a material adverse effect on how we operate our Massachusetts facilities and the costs of operating those facilities.

In April 2009, the Maryland General Assembly passed the Greenhouse Gas Emissions Reduction Act of 2009 (the “Maryland Act”), which will become effective in October 2009. The

Maryland Act requires a reduction in greenhouse gas emissions in Maryland by 25 percent from 2006 levels by 2020. However, this provision of the Maryland Act is only in effect through 2016 unless a subsequent statutory enactment extends its effective period. The Maryland Act requires the MDE to develop a proposed implementation plan to achieve these reductions by the end of 2011 and to adopt a final plan by the end of 2012.

Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Also, in light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA may also promulgate regulations regarding the emission of greenhouse gases. On April 17, 2009, the EPA issued a proposed determination under a portion of the Clean Air Act that regulates vehicles that greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change. The EPA has also proposed a rule that would require owners of covered facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities in the preceding year. Neither of these agency proposals seek to restrict the emission of CO2, but Congress or the EPA will likely take action to regulate CO2 emissions within the next several years. The final form of such regulation will be influenced by political and economic factors and is uncertain at this time. Current proposals include a cap-and-trade system that would require us to purchase allowances for the CO2 emitted by our generating facilities. While we expect that market prices for electricity would increase following such regulation and would allow us to recover most of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and these regulations could have a material adverse effect on our consolidated statements of operations, financial position or cash flows. We expect to produce approximately 17.8 million total tons of CO2 at our generating facilities in 2009.

Water Regulations.    We are required under the Clean Water Act to comply with intake and discharge requirements, technological controls requirements and restrictions on operating practices. To discharge water, we generally need permits required by the Clean Water Act. Such permits typically are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This is particularly the case for regulatory requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the Clean Water Act (the “316 (b) regulations”). A 2007 decision by the United States Court of Appeals for the Second Circuit (the “Second Circuit”) in Riverkeeper Inc. et al v. EPA, in which the court remanded to the EPA for reconsideration numerous provisions of the EPA’s section 316(b) regulations for existing power plants, created substantial uncertainty about exactly what technologies or other measures will be needed to satisfy section 316(b) regulations in the future and when any new requirements will be imposed. Following that ruling by the Second Circuit, the EPA in 2007 suspended its 316(b) regulations for existing power plants. Various parties sought review of the Second Circuit’s decision by the United States Supreme Court, and it granted those requests with respect to the issue whether the EPA could permissibly weigh costs versus benefits in determining what requirements to impose. On April 1, 2009, the Supreme Court reversed the Second Circuit, ruling that the EPA had permissibly relied on cost-benefit analysis in setting standards for cooling water intake structures for existing power plants and authorizing site-specific variances. The Supreme Court’s ruling did not alter other aspects of the Second Circuit’s decision. Accordingly, significant uncertainty remains regarding the effect of the Supreme Court’s decision on the EPA’s 316(b) regulations for existing power plants and what technologies or other measures will be needed to satisfy section 316(b) regulations.

Critical Accounting Estimates

The sections below contain updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our 2008 Annual Report on Form 10-K.

Revenue Recognition and Accounting for Energy Trading and Marketing Activities

Nature of Estimates Required.    We utilize two comprehensive accounting models, an accrual model and a fair value model, in reporting our results of operations and financial position. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model is used to account for our revenues from the sale of energy, capacity and ancillary services. We recognize revenue when it has been earned and collection is probable as a result of electricity delivered to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO or RTO, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices.

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

Pursuant to SFAS 133, derivative financial instruments are reflected in our consolidated financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative financial instruments is included in derivative contract assets and liabilities in our condensed consolidated balance sheets. Transactions that are not accounted for using the fair value model under SFAS 133 are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. We recognize inception gains and losses, which are transacted at different prices between the bid price and the ask price, immediately in earnings.

Key Assumptions and Approach Used.    Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. We think that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Our assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of our total assets and less than 1% of our total liabilities measured at fair value at March 31, 2009.

The fair value of derivative contract assets and liabilities in our condensed consolidated balance sheets is also affected by our assumptions as to time value, credit risk and non-performance risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our derivative contract assets is reduced to reflect the estimated default risk of counterparties on their contractual obligations to us. The default risk of our counterparties for a significant portion of our overall net position is measured based on published spreads on credit default swaps. The fair value of our derivative contract liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties and is measured based on published default rates of our debt. The credit risk reflected in the fair value of our derivative contract assets and the non-performance risk reflected in the fair value of our derivative contract liabilities are calculated with consideration of our master netting agreements with counterparties and our exposure is reduced by cash collateral posted to us against these obligations.

Effect if Different Assumptions Used.    The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further sensitivities in our assumptions used to calculate fair value. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on derivative financial instruments related to energy trading and marketing activities.

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

We use our own implied volatility from our traded options in accordance with SAB 107. Additionally, we assume there will be no dividends paid over the expected term of the awards. As a result of our lack of exercise history, the simplified method for estimating expected term has been used in accordance with SAB 107 and SAB 110, to the extent applicable. We plan to continue applying the simplified method in estimating the expected term of future stock option grants until we have sufficient exercise history. The grant price used in the Black-Scholes option pricing model is the NYSE closing price of our common stock on the day of grant. The risk-free rate for periods within the contractual term of the stock option is based on the United States Treasury yield curve in effect at the time of the grant.

We have determined that all of the awards granted in 2009 and 2008 qualify for equity accounting treatment. Equity accounting treatment requires awards to be measured at the grant-date fair value with compensation expense recognized over the award’s requisite service period, with no subsequent re-measurement.

Compensation expense has been adjusted based on estimated forfeitures. During three months ended March 31, 2009, we recognized approximately $4 million of compensation expense related to stock options, restricted shares and restricted stock units.

Effect if Different Assumptions Used.    As a result of the uncertainty, complexity and judgment involved in the valuation of stock options, the assumptions related to accounting for share-based payments could result in material changes to our unaudited condensed consolidated financial statements if different assumptions were used. A 10% increase in the volatility assumption for our valuation of stock options would have resulted in an increase of less than $1 million in recognized compensation expense for the three months ended March 31, 2009. A 1% decrease in the forfeiture rate would result in a change of less than $1 million in the recognized compensation expense for the three months ended March 31, 2009. Generally, as the expected term, expected volatility and risk-free rate increase, the option’s fair value increases as a result of greater upside potential of the stock. However, as the expected dividend yield increases, the option’s fair value may decrease as option holders typically do not receive dividends.

See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on stock-based compensation.

Litigation

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

We are exposed to market risk, primarily associated with commodity prices. We also consider risks associated with interest rates and credit when valuing our derivative financial instruments.

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $912 million at March 31, 2009. The estimated net fair value of our derivative contract assets and liabilities was a net liability of $433 million at March 31, 2008. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the three months ended March 31, 2009 and 2008, respectively (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	225	(32)	193
Roll off of previous values[2]	(65)	(19)	(84)
Purchases, issuances and settlements[3]	120	28	148

Fair value of portfolio of assets and liabilities at March 31, 2009	$829	$83	$912

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2008[4]	$(133)	$4	$(129)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	(308)	5	(303)
Roll off of previous values[2]	6	4	10
Purchases, issuances and settlements[3]	(7)	(4)	(11)

Fair value of portfolio of assets and liabilities at March 31, 2008	$(442)	$9	$(433)

[1]

The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

[2]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[3]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.
[4]	Reflects our portfolio of derivative contract assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.

The tables above do not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2009, these coal agreements had an estimated net fair value of approximately $(138) million. See “Long-Term Coal Agreement Risk” for further discussion later in this section.

We did not elect the fair value option for any financial instruments under SFAS 159. However, we do transact using derivative financial instruments, which are required to be recorded at fair value under SFAS 133 in our unaudited condensed consolidated balance sheets.

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. We recognized a reserve, which is reflected as a reduction of our derivative contract assets, related to counterparty credit risk of $59 million and $52 million at March 31, 2009 and December 31, 2008, respectively.

We have historically calculated the credit reserve for all of our derivative contract assets considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In accordance with SFAS 157, we calculate the credit reserve through consideration of observable market inputs, when available. Our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 69% of our net notional position at March 31, 2009, are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate a credit reserve using published spreads on credit default swaps applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. We apply a similar approach to calculate the fair value of our coal contracts that are not included in derivative contract assets and liabilities in the condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $6 million in our credit reserve as of March 31, 2009. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of approximately $1 million in our credit reserve of our long-term coal agreements that are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2009.

The default risk for the remainder of the portfolio is generally offset by cash collateral or other credit enhancements. For the remainder of our risk management portfolio, we use published historical default probabilities to calculate a credit reserve applied to our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments. Potential loss exposure is calculated as our current exposure plus a calculated five-day VaR. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. A downgrade of one notch in the average credit rating of our counterparties in this portion of the portfolio would result in an increase of $1 million in our credit reserve as of March 31, 2009.

Once we have delivered a physical commodity or have financially settled the credit risk, we are subject to collection risk. Collection risk is similar to credit risk and collection risk is accounted for when we establish our provision for uncollectible accounts. We manage this risk using the same techniques and processes used in credit risk discussed above.

We also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of our counterparty credit concentration risk.

Mirant Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for non-performance, which is based on the probability of our default. We determine this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one-year probability of our default based on our current credit rating. The one-year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. The non-performance adjustment related to our credit risk at March 31, 2009, was immaterial. A downgrade of one notch in our credit rating would have an immaterial effect on our unaudited condensed consolidated statement of operations as of March 31, 2009.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy typically include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under SFAS 157, the fair value of our derivative contract assets and liabilities is determined using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At March 31, 2009, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered those markets with few transactions, non-current pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. At March 31, 2009, our assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of our total assets and less than 1% of our total liabilities measured at fair value. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $3 million to our derivative contract assets and a decrease of $2 million to our derivative contract liabilities at March 31, 2009.

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

Long-Term Coal Agreement Risk

As noted above, the credit concentration table excludes amounts related to contracts classified as normal purchases/normal sales, including our long-term coal agreements. We have non-performance risk associated with these agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal in the market to meet our needs, or power in the market to meet our obligations. In addition, a number of the coal suppliers do not currently have an investment grade credit rating and, accordingly, we may have limited recourse to collect damages in the event of default by a supplier. We seek to mitigate this risk through diversification of coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Non-performance or default risk by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows.

For a further discussion of market risks, our risk management policy and our use of VaR to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements because of error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2009. Based upon this assessment, our management concluded that, as of March 31, 2009, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have occurred during the three month period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note I to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors of our 2008 Annual Report on Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2008 Annual Report on Form 10-K. Except as presented below, there have been no material changes in our risk factors since those reported in our 2008 Annual Report on Form 10-K.

Our net operating loss carry forwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

As of December 31, 2008, we had approximately $3.1 billion of federal NOL carry forwards. Our ability to deduct the NOL carry forwards against future taxable income could be substantially limited if we experience an “ownership change,” as defined in Section (“§”) 382 of the Internal Revenue Code of 1986, at or near our recent stock price levels. In general, an ownership change would occur if certain shifts in ownership of the Company’s stock exceed 50 percentage points measured over a specified period of time. Given §382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside our control. On March 26, 2009, we adopted a stockholder rights plan (the “Stockholder Rights Plan”) to reduce the likelihood of such an unintended ownership change occurring. However, there can be no assurance that the Stockholder Rights Plan will prevent such an ownership change. Our inability to utilize NOL carry forwards could result in the payment of cash taxes above the amounts currently estimated for future periods and have a negative effect on our future results of operations and financial position.

Under the Stockholder Rights Plan, when a person or group has obtained beneficial ownership of 4.9% or more of our common stock, or an existing holder with greater than 4.9% ownership acquires more shares representing at least an additional 0.2% of our common stock, there would be a triggering event causing potential significant dilution in the economic interest and voting power of such person or group. Such triggering event would also occur if an existing holder with greater than 4.9% ownership but less than 5.0% ownership acquires more shares that would result in such stockholder obtaining beneficial ownership of 5.0% or more of our common stock. The Board of Directors has the discretion to exempt an acquisition of common stock from the provisions of the Stockholder Rights Plan if it determines the acquisition will not jeopardize tax benefits or is otherwise in our best interests.

This Stockholder Rights Plan is limited in life, and the rights expire upon the earliest of (1) the Board of Directors’ determination that the plan is no longer needed for the preservation of NOLs due to the implementation of legislative changes, or any other change; (2) March 25, 2010; or (3) certain other events described in the Stockholder Rights Plan.

Item 2.	Share Repurchases

As of March 31, 2009, we repurchased 55,848 shares for approximately $1 million for the settlement of payroll taxes associated with the vesting of restricted shares and restricted stock units. These restricted shares and restricted stock units relate to grants that were made to executives and certain employees and are not related to a publicly announced share repurchase plan. See Note F contained elsewhere in this report for additional information related to stock-based compensation.

The following table sets forth information regarding repurchases of our common stock during the three-month period ended March 31, 2009:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
January 1, 2009—January 31, 2009	7,141	$20.46	—	$—
February 1, 2009—February 28, 2009	5,802	$14.65	—	$—
March 1, 2009—March 31, 2009	42,905	$9.28	—	$—

Total	55,848		—

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation of Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2006)
3.2	Amended and Restated Bylaws of Registrant (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 6, 2008)
4.1	Rights Agreement, dated as of March 26, 2009, between Mirant Corporation and Mellon Investor Services LLC (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2009)
4.2	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
31.1*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT CORPORATION

Date: May 7, 2009	By:	/S/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)