Form 10-Q
period 2009-09-30
MIRANT CORP
filed 2009-11-06
CIK 1010775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at November 2, 2009, was 145,112,516.

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

i

Mirant—Old Mirant prior to January 3, 2006, and New Mirant on or after January 3, 2006.

Mirant Americas Energy Marketing—Mirant Americas Energy Marketing, LP.

Mirant Americas Generation—Mirant Americas Generation, LLC.

Mirant Bowline—Mirant Bowline, LLC.

Mirant California—Mirant California, LLC.

Mirant Canal—Mirant Canal, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant Delta—Mirant Delta, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Lovett—Mirant Lovett, LLC, owner of the Lovett generating facility, which was shut down on April 19, 2008.

Mirant Marsh Landing—Mirant Marsh Landing, LLC.

Mirant MD Ash Management—Mirant MD Ash Management, LLC.

Mirant Mid-Atlantic—Mirant Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries.

Mirant New York—Mirant New York, LLC.

Mirant North America—Mirant North America, LLC.

Mirant NY-Gen—Mirant NY-Gen, LLC sold by the Company in the second quarter of 2007.

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Potrero—Mirant Potrero, LLC.

MW—Megawatt.

MWh—Megawatt hour.

Net Capacity Factor—Actual production of electricity as a percentage of net dependable capacity to produce electricity.

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

ii

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

SO2—Sulfur dioxide.

Spark Spread—The difference between the price received for electricity generated compared to the market price of the natural gas required to produce the electricity.

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

•

increased credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of proposed OTC regulation;

•

our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, including as a result of proposed OTC regulation, which may affect our ability to engage in asset management, proprietary trading and fuel oil management activities as expected, or result in material gains or losses from open positions;

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

•	the failure to utilize new or advancements in power generation technologies;

•	the inability of our operating subsidiaries to generate sufficient cash flow to support our operations;

•	the potential limitation or loss of our NOLs notwithstanding the implementation of a stockholder rights plan;

•	our ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	our ability to obtain or develop capable leaders and our ability to retain or replace the services of key employees;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	curtailment of operations and reduced prices for electricity resulting from transmission constraints;

•

our inability to complete construction of our emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

•

our ability to execute our business plan in California, including entering into new tolling arrangements for our existing generating facilities and, in respect of our Marsh Landing generating facility, (i) obtaining the permits necessary for construction and operation of the generating facility, (ii) securing the necessary project financing for construction of the generating facility, and (iii) completing the construction of the generating facility by May 2013;

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

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Operating revenues (including unrealized gains (losses) of $(193) million, $1.438 billion, $18 million and $225 million, respectively)	$454	$2,172	$1,828	$2,081
Cost of fuel, electricity and other products (including unrealized losses (gains) of $(19) million, $43 million, $(48) million and $7 million, respectively)	162	360	583	766

Gross Margin (excluding depreciation and amortization)	292	1,812	1,245	1,315

Operating Expenses:
Operations and maintenance	154	150	431	519
Depreciation and amortization	37	35	109	108
Impairment losses	14	—	14	—
Gain on sales of assets, net	(3)	(11)	(20)	(27)

Total operating expenses	202	174	534	600

Operating Income	90	1,638	711	715

Other Expense (Income), net:
Interest expense	33	46	105	146
Interest income	—	(14)	(3)	(67)
Other, net	(1)	4	—	10

Total other expense, net	32	36	102	89

Income From Continuing Operations Before Income Taxes	58	1,602	609	626
Provision (benefit) for income taxes	3	(5)	11	5

Income From Continuing Operations	55	1,607	598	621
Income From Discontinued Operations, net	—	—	—	51

Net Income	$55	$1,607	$598	$672

Basic EPS:
Basic EPS from continuing operations	$0.38	$9.18	$4.12	$3.15
Basic EPS from discontinued operations	—	—	—	0.26

Basic EPS	$0.38	$9.18	$4.12	$3.41

Diluted EPS:
Diluted EPS from continuing operations	$0.38	$8.69	$4.12	$2.86
Diluted EPS from discontinued operations	—	—	—	0.24

Diluted EPS	$0.38	$8.69	$4.12	$3.10

Weighted average shares outstanding	145	175	145	197
Effect of dilutive securities	1	10	—	20

Weighted average shares outstanding assuming dilution	146	185	145	217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,029	$1,831
Funds on deposit	229	204
Receivables, net	506	761
Derivative contract assets	2,001	2,582
Inventories	255	238
Prepaid expenses	138	132

Total current assets	5,158	5,748

Property, Plant and Equipment, net	3,613	3,215

Noncurrent Assets:
Intangible assets, net	174	196
Derivative contract assets	637	585
Deferred income taxes	474	565
Prepaid rent	287	258
Other	103	121

Total noncurrent assets	1,675	1,725

Total Assets	$10,446	$10,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$41	$46
Accounts payable and accrued liabilities	823	894
Derivative contract liabilities	1,650	2,268
Deferred income taxes	474	565
Other	15	11

Total current liabilities	3,003	3,784

Noncurrent Liabilities:
Long-term debt, net of current portion	2,592	2,630
Derivative contract liabilities	266	244
Pension and postretirement obligations	151	148
Other	57	120

Total noncurrent liabilities	3,066	3,142

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at September 30, 2009 and December 31, 2008	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 311,208,211 shares and 310,666,240 shares at September 30, 2009 and December 31, 2008, respectively, and outstanding 145,112,829 shares and 144,629,446 shares at September 30, 2009 and December 31, 2008, respectively	3	3
Treasury stock, at cost, 166,095,382 shares and 166,036,794 shares at September 30, 2009 and December 31, 2008, respectively	(5,331)	(5,330)
Additional paid-in capital	11,422	11,401
Accumulated deficit	(1,624)	(2,222)
Accumulated other comprehensive loss	(93)	(90)

Total stockholders’ equity	4,377	3,762

Total Liabilities and Stockholders’ Equity	$10,446	$10,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 31, 2008	$3	$(5,330)	$11,401	$(2,222)	$(90)
Net income	—	—	—	598	—
Share repurchases	—	(1)	—	—	—
Stock-based compensation	—	—	21	—	—
Other comprehensive loss	—	—	—	—	(3)

Balance, September 30, 2009	$3	$(5,331)	$11,422	$(1,624)	$(93)

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Net Income	$598	$672
Other Comprehensive Loss, Net of Tax
Pension and postretirement benefits	(3)	(8)

Other comprehensive loss, net of tax	(3)	(8)

Total Comprehensive Income	$595	$664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income	$598	$672
Income from discontinued operations	—	51

Income from continuing operations	598	621

Adjustments to reconcile income from continuing operations and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	114	111
Impairment losses	14	—
Gain on sales of assets, net	(20)	(27)
Unrealized gains on derivative contracts, net	(66)	(218)
Stock-based compensation expense	20	19
Lower of cost or market inventory adjustments	29	8
Other, net	—	(1)
Funds on deposit	(30)	60
Changes in other operating assets and liabilities	62	14

Total adjustments	123	(34)

Net cash provided by operating activities of continuing operations	721	587
Net cash provided by operating activities of discontinued operations	6	48

Net cash provided by operating activities	727	635

Cash Flows from Investing Activities:
Capital expenditures	(508)	(470)
Proceeds from the sales of assets	21	27
Restricted deposit payments and other	2	(31)

Net cash used in investing activities of continuing operations	(485)	(474)
Net cash provided by investing activities of discontinued operations	—	25

Net cash used in investing activities	(485)	(449)

Cash Flows from Financing Activities:
Repayments and purchases of long-term debt	(43)	(340)
Share repurchases	(1)	(2,561)
Proceeds from exercises of stock options and warrants	—	19
Other	—	(1)

Net cash used in financing activities of continuing operations	(44)	(2,883)
Net cash used in financing activities of discontinued operations	—	—

Net cash used in financing activities	(44)	(2,883)

Net Increase (Decrease) in Cash and Cash Equivalents	198	(2,697)
Cash and Cash Equivalents, beginning of period	1,831	4,961

Cash and Cash Equivalents, end of period	$2,029	$2,264

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$64	$97
Cash paid for income taxes	$5	$2
Cash paid for claims and professional fees from bankruptcy	$1	$12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. Description of Business and Accounting and Reporting Policies

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries as well as a VIE in which Mirant has an interest and is the primary beneficiary. The consolidated financial statements have been prepared from records maintained by Mirant and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2009, substantially all of Mirant’s subsidiaries are wholly-owned and located in the United States. The Company’s potential tax obligations related to MC Asset Recovery result in its continued treatment as a VIE in which Mirant is the primary beneficiary as defined in the guidance related to accounting for VIEs. The entity, therefore, is included in the Company’s unaudited condensed consolidated financial statements. See Note K for further discussion of MC Asset Recovery.

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

The Company evaluates events that occur after its balance sheet date but before its financial statements are issued for potential recognition or disclosure. Based on the evaluation, as of November 5, 2009, the Company determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

In preparing the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2009, management discovered that the amounts previously disclosed for cash paid for interest and cash paid for interest, net of amount capitalized were overstated for each interim period in 2008. For the three and nine months ended September 30, 2008, the Company’s cash paid for interest was overstated by approximately $4 million and $27 million, respectively. The Capitalization of Interest Cost discussed later in Note A has been adjusted to reflect the immaterial correction of these misstatements. For the nine months ended September 30, 2008, cash paid for interest, net of amounts capitalized was overstated by approximately $27 million. The supplemental cash flow disclosure for the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008, has been adjusted to reflect the immaterial correction of this misstatement. The misstatement of cash paid for interest and cash paid for interest, net of amount capitalized had no effect on the Company’s cash and cash equivalents, net income or stockholders’ equity.

Inventories

Inventories consist primarily of fuel oil, coal, materials and supplies, and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value. Fuel stock is removed from the inventory account as it is used in the generation of electricity. Materials and supplies are removed from the inventory account on a weighted average cost basis when they are used for repairs, maintenance or capital projects. The cost of purchased emissions allowances is also computed on a weighted average cost basis. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations as they are utilized for emissions volumes.

Inventories were comprised of the following (in millions):

	At September 30, 2009	At December 31, 2008
Fuel stock:
Fuel oil	$125	$113
Coal	53	43
Other	1	1
Materials and supplies	66	63
Purchased emissions allowances	10	18

Total inventories	$255	$238

For the nine months ended September 30, 2009, the Company recognized lower of cost or market inventory adjustments of $29 million, primarily related to coal inventory.

Impairment of Long-Lived Assets

Mirant evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with the accounting guidance related to evaluating long-lived assets for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. In the second quarter of 2009, the Company evaluated its Bowline generating facility for impairment. In the third quarter of 2009, the Company evaluated its Potrero generating facility and certain of its intangible assets for impairment. See Note C for further discussion.

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

For the three and nine months ended September 30, 2009 and 2008, the Company incurred the following interest costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total interest costs	$53	$58	$158	$181
Capitalized and included in property, plant and equipment, net	(20)	(12)	(53)	(35)

Interest expense	$33	$46	$105	$146

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2009, cash paid for interest was $3 million and $99 million, respectively, of which $2 million and $35 million, respectively, were capitalized. For the three and nine months ended September 30, 2008, cash paid for interest was $7 million and $124 million, respectively, of which $4 million and $27 million, respectively, were capitalized.

Recently Adopted Accounting Guidance

In December 2007, the FASB issued revised guidance related to accounting for business combinations. This guidance requires an acquirer of a business to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. The guidance also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, the guidance requires that acquisition-related costs be expensed as incurred. The provisions of this guidance became effective for acquisitions completed on or after January 1, 2009; however, the income tax considerations included in the guidance were effective as of that date for all acquisitions, regardless of the acquisition date. The Company adopted this accounting guidance on January 1, 2009, and the adoption had no effect on the Company’s consolidated statements of operations, financial position or cash flows.

On February 12, 2008, the FASB issued guidance related to fair value measurements, which deferred the effective date of fair value measurements for one year for certain nonfinancial assets and liabilities, with the exception of those nonfinancial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Company’s non-recurring nonfinancial assets and liabilities that could be measured at fair value in the Company’s unaudited condensed consolidated financial statements include long-lived asset impairments and the initial recognition of asset retirement obligations. The Company adopted the guidance related to fair value measurements for non-recurring nonfinancial assets and liabilities on January 1, 2009, and the adoption had no effect on the Company’s consolidated statements of operations, financial position or cash flows. The Company incorporated the recognition and disclosure provisions related to fair value measurements for non-recurring nonfinancial assets and liabilities, when applicable. See Note C for these disclosures.

On March 19, 2008, the FASB issued guidance that enhances the required disclosures for derivative instruments and hedging activities. The Company utilizes derivative financial instruments to manage its exposure to commodity price risks and for its proprietary trading and fuel oil management activities. The Company adopted this guidance on January 1, 2009. See Note B for these disclosures.

On April 9, 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments in interim financial statements. These fair value disclosures were effective for interim periods ending after June 15, 2009. The Company adopted this accounting guidance for its disclosures of the fair value of financial instruments for the quarter ended June 30, 2009, and the adoption had no effect on the Company’s consolidated statements of operations, financial position or cash flows. See “Fair Value of Other Financial Instruments” in Note B for these disclosures.

On April 9, 2009, the FASB issued guidance which provides additional direction on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. Under distressed market conditions, the Company needs to weigh all available evidence in determining whether a transaction occurred in an orderly market. This guidance requires additional judgment by the Company when determining the fair value of derivative contracts in the current economic environment. The Company adopted this accounting guidance for its fair value measurements for the quarter ended June 30, 2009, and the adoption did not have a material effect on the Company’s consolidated statements of operations, financial position or cash flows.

On May 28, 2009, the FASB issued guidance which requires the Company to disclose the date through which it has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This guidance defines two types of subsequent events; recognized and non-recognized events, with recognized events reflecting conditions that existed as of the balance sheet date. Subsequent event disclosure is effective for interim periods ending after June 15, 2009. The Company adopted the subsequent event disclosure requirements for the quarter ended June 30, 2009, and the adoption had no effect on the Company’s consolidated statements of operations, financial position or cash flows.

On July 1, 2009, the FASB issued guidance which codified all authoritative nongovernmental GAAP into a single source. This guidance is effective for interim and annual periods ending after September 15, 2009. The codified guidance supersedes all existing accounting standards, but does not change the contents of those standards. The Company adopted this accounting guidance for the quarter ended September 30, 2009, and the Company changed its references to accounting literature to conform to the codified source of authoritative nongovernmental GAAP.

On August 27, 2009, the FASB issued updated guidance for measuring the fair value of liabilities. The guidance clarifies that a quoted price for the identical liability in an active market is the best evidence of fair value for that liability, and in the absence of a quoted market price, the liability may be measured at fair value at the amount that the Company would receive as proceeds if it were to issue that liability at the measurement date. The Company adopted this accounting guidance for its fair value measurements of liabilities for the quarter ended September 30, 2009, and the adoption did not have a material effect on the Company’s consolidated statements of operations, financial position or cash flows.

New Accounting Guidance Not Yet Adopted at September 30, 2009

On December 30, 2008, the FASB issued guidance which requires enhanced disclosures about plan assets of an employer’s defined benefit pension or other postretirement plan. The enhanced disclosures will require additional information on how the fair value of plan assets is measured, including a reconciliation of beginning and ending balances for Level 3 inputs and the valuation techniques used to measure fair value. This guidance is effective for fiscal years ending after December 15, 2009. The Company will adopt the accounting guidance for its defined benefit and other postretirement plan disclosures in its Form 10-K for the year ended December 31, 2009. The Company is currently evaluating the potential effect of adopting this guidance on its disclosures in the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued guidance which requires the Company to perform an analysis to determine whether the Company’s variable interest gives it a controlling financial interest in a VIE. This analysis should identify the primary beneficiary of a VIE. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and enhances the disclosures to provide more information regarding the Company’s involvement in a VIE. This analysis is effective for fiscal years beginning after November 15, 2009. The Company will adopt this accounting guidance on January 1, 2010. The Company is currently evaluating the potential effect of adopting this guidance on its consolidated financial statements.

B. Financial Instruments

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

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue, and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Most of the Company’s long-term coal agreements are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets and are not included in the tables below. Changes in the fair value and settlements of derivative contracts for trading activities, comprised of proprietary trading and fuel oil management, are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2009, the Company does not have any derivative financial instruments for which hedge accounting has been elected.

The Company also considers risks associated with interest rates, counterparty credit and Mirant’s own non-performance risk when valuing its derivative financial instruments. The nominal value of the derivative contract assets and liabilities is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the Company’s transactions being valued.

The following table presents the fair value of derivative financial instruments related to commodity price risk (in millions):

		Fair Value at
Commodity Derivative Contracts	Balance Sheet Location	September 30, 2009	December 31, 2008
Asset management	Derivative contract assets	$1,410	$1,285
Trading activities	Derivative contract assets	1,228	1,882

Total derivative contract assets		2,638	3,167

Asset management	Derivative contract liabilities	(724)	(736)
Trading activities	Derivative contract liabilities	(1,192)	(1,776)

Total derivative contract liabilities		(1,916)	(2,512)

Asset management, net		686	549
Trading activities, net		36	106

Total derivative contracts, net		$722	$655

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended
		September 30, 2009			September 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$292	$(169)	$123	$(57)	$1,368	$1,311
Trading activities	Operating revenues	32	(24)	8	9	70	79
Asset management	Cost of fuel, electricity and other products	(25)	19	(6)	(15)	(43)	(58)

Total		$299	$(174)	$125	$(63)	$1,395	$1,332

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Nine Months Ended
		September 30, 2009			September 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$619	$91	$710	$(167)	$204	$37
Trading activities	Operating revenues	106	(73)	33	(10)	21	11
Asset management	Cost of fuel, electricity and other products	(69)	48	(21)	2	(7)	(5)

Total		$656	$66	$722	$(175)	$218	$43

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at September 30, 2009 (in equivalent MWh):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Type:
Power[1]	(100)	56	(44)
Natural gas	15	(15)	—
Fuel oil	1	(2)	(1)
Coal	1	(1)	—

Total	(83)	38	(45)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009, by category and tenor, respectively. At September 30, 2009, the Company’s only financial assets and liabilities measured at fair value on a recurring basis are derivative financial instruments.

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of September 30, 2009, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management	$13	$1,368	$29	$1,410
Commodity contracts—trading activities	425	775	28	1,228

Total derivative contract assets	438	2,143	57	2,638

Liabilities:
Commodity contracts—asset management	(17)	(705)	(2)	(724)
Commodity contracts—trading activities	(415)	(767)	(10)	(1,192)

Total derivative contract liabilities	(432)	(1,472)	(12)	(1,916)

Net:
Commodity contracts—asset management, net	(4)	663	27	686
Commodity contracts—trading activities, net	10	8	18	36

Total derivative contract assets and liabilities, net	$6	$671	$45	$722

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

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of September 30, 2009, by tenor (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Remainder of 2009	$118	$34	$152
2010	254	(1)	253
2011	60	3	63
2012	47	—	47
2013	98	—	98
Thereafter	109	—	109

Total	$686	$36	$722

The volumetric weighted average maturity, or weighted average tenor, of the asset management derivative contract portfolio at both September 30, 2009 and December 31, 2008, was approximately 23 months. The volumetric weighted average maturity, or weighted average tenor, of the trading derivative contract portfolio at September 30, 2009 and December 31, 2008, was approximately 9 months and 8 months, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 for the nine months ended September 30, 2009 and 2008 and the amount included in income for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$24	$22	$46
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(37)	(43)	(80)
Purchases, issuances and settlements[2]	40	39	79
Transfers in and/or out of Level 3[3]	—	—	—

Fair value of assets and liabilities categorized in Level 3 at September 30, 2009	$27	$18	$45

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12	$—	$12
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(12)	(14)	(26)
Purchases, issuances and settlements[2]	10	6	16
Transfers in and/or out of Level 3[3]	—	17	17

Fair value of assets and liabilities categorized in Level 3 at September 30, 2008	$10	$9	$19

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

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(22)	$2	$(20)	$(6)	$5	$(1)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$(22)	$2	$(20)	$(4)	$5	$1

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$1	$(9)	$(8)	$19	$(12)	$7
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$2	$(9)	$(7)	$21	$(7)	$14

Counterparty Credit Concentration Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company manages its credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Company also has non-collateralized power hedges entered into by Mirant Mid-Atlantic. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Company’s credit reserve on its derivative contract assets was $16 million and $52 million at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 and December 31, 2008, approximately $31 million and $20 million, respectively, of cash collateral posted to the Company by counterparties under master netting agreements were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

The Company also monitors counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities as of September 30, 2009 and December 31, 2008 (dollars in millions):

	At September 30, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,103	$111	$111	$—	—
Investment Grade:
Financial institutions	1,200	653	30	623	82%
Energy companies	665	114	14	100	13%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	36	34	—	34	4%
Internally-rated non-investment grade	6	6	—	6	1%
Not internally rated	—	—	—	—	—

Total	$3,010	$918	$155	$763	100%

	At December 31, 2008
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,428	$107	$107	$—	—
Investment Grade:
Financial institutions	1,219	553	20	533	72%
Energy companies	1,060	232	73	159	22%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	41	41	—	41	6%
Internally-rated non-investment grade	4	4	—	4	—
Not internally rated	—	—	—	—	—

Total	$3,752	$937	$200	$737	100%

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

The Company had aggregate credit exposure to three investment grade counterparties that each represented an exposure of more than 10% of total credit exposure, net of collateral and that totaled $488 million and $491 million at September 30, 2009 and December 31, 2008, respectively.

Mirant Credit Risk

The Company’s standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds and adequate assurance language whereby the Company would be required to post additional cash collateral as a result of a credit event, including a downgrade. However, as a result of the Company’s current credit rating, the Company is typically required to post collateral in the normal course of business to offset completely its net liability positions, after applying the terms of master netting agreements. At September 30, 2009, the fair value of the Company’s financial instruments with credit-risk-related contingent features in a net liability position was approximately $8 million for which the Company posted collateral, including cash and letters of credit, of $5 million to offset partially the position.

In addition, at both September 30, 2009 and December 31, 2008, the Company had approximately $1 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the condensed consolidated balance sheets.

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

Long- and Short-Term Debt.    The fair value of Mirant’s long- and short-term debt is estimated using quoted market prices, when available.

The carrying amounts and fair values of Mirant’s financial instruments are as follows (in millions):

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes and other receivables	$4	$3	$13	$12

Liabilities:
Long- and short-term debt	$2,633	$2,483	$2,676	$2,345

C. Impairments on Assets Held and Used

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

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. The Company included its Hudson Valley Gas subsidiary in the impairment analysis as the sole function of the pipeline operated by Hudson Valley Gas is to supply gas to the Bowline generating facility.

Assumptions and Results

The Company developed estimates related to the future costs of the facility, including future property tax payments. Additionally, the Company developed capacity and energy revenue forecasts based on supply and demand assumptions from the NYISO’s Gold Book and proprietary fundamental modeling. The Company also assumed it would monetize excess emissions allowances by selling them. The cash flows for the Bowline generating facility were projected through its estimated remaining useful life of 2027. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value as of June 30, 2009. There were no additional events in the third quarter that required the Company to update its previous impairment analysis. As a result, the Company did not record an impairment charge for the nine months ended September 30, 2009. The carrying value of the Bowline generating facility represented approximately 4% of the Company’s total property, plant and equipment, net at September 30, 2009.

Potrero Generating Facility

Background

In the third quarter of 2009, Mirant Potrero executed a settlement agreement with the City of San Francisco in which it agreed to shut down the Potrero generating facility when it is no longer needed for reliability, as determined by the CAISO. That settlement agreement must be approved by an ordinance adopted by the City of San Francisco before it becomes effective, which approval Mirant Potrero expects to occur in the fourth quarter of 2009. There are several projects underway in the San Francisco area to increase reliability for the region that once completed are expected to reduce and possibly eliminate the need for the Potrero generating facility to operate for reliability reasons. Mirant Potrero agreed in the settlement agreement to submit to the CAISO a notice of intent to shut down the facility as of December 31, 2010. The CAISO will make the final determination on when each of the units at the Potrero generating facility is no longer needed for reliability and may be shut down. As a result of the settlement agreement, the Company evaluated the Potrero generating facility for impairment during the third quarter. See Note L for further discussion of the settlement agreement with the City of San Francisco.

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. All of the units at Mirant Potrero are viewed as a single asset group. Additionally, the asset group includes intangible assets recorded at Mirant California for trading and development rights related to Mirant Potrero.

Assumptions and Results

The Company evaluated the Potrero generating facility for impairment during the third quarter of 2009. The Company’s assessment of Mirant Potrero under the accounting guidance related to the impairment of a long-lived asset involved developing scenarios for the future expected operations of the Potrero generating facility. One such scenario assumed the complete shutdown of the Potrero generating facility in December 2010 in accordance with the timeline proposed in the settlement agreement. The Company also considered additional scenarios that assumed the CAISO would not allow complete shutdown of the facility in December 2010 as expected reliability projects in the City of San Francisco were not completed. The Company determined that the tangible assets for the Potrero generating facility were not impaired because the weighted average sum of the undiscounted cash flows exceeded the carrying value of the tangible assets in the third quarter of 2009. The carrying value of the Potrero generating facility represented approximately 1% of the Company’s total property, plant and equipment, net at September 30, 2009.

As a result of certain terms included in the settlement agreement, the Company separately evaluated the trading and development rights associated with the Potrero generating facility for impairment and determined that both of these intangible assets were fully impaired as of September 30, 2009. Accordingly, the Company recognized an impairment loss of $9 million on the unaudited condensed consolidated statement of operations to write off the carrying value of the intangible assets related to the Potrero generating facility. This impairment loss is included in the results of the Company’s California segment for the three and nine months ended September 30, 2009.

Contra Costa Generating Facility

Background

On September 2, 2009, Mirant Delta entered into an extension of its existing PPA with PG&E for Contra Costa units 6 and 7 from November 2011 through April 2013. At the end of the extension, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The agreement to retire these units did not significantly affect the remaining useful life of the Contra Costa generating facility. The Mirant Delta PPA extension is subject to approval by the CPUC.

Assumptions and Results

The Company evaluated the intangible asset of trading rights related to its Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the shutdown provisions in the extension of the tolling agreement. Since the Contra Costa generating facility is under contract with PG&E through its expected shutdown date of April 2013, the Company determined the intangible asset was fully impaired as of September 30, 2009. The Company recorded an impairment loss of $5 million on the unaudited condensed consolidated statement of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility. This impairment loss is included in the results of the Company’s California segment for the three and nine months ended September 30, 2009.

The following table sets forth by level within the fair value hierarchy the Company’s intangible assets that were accounted for at fair value on a non-recurring basis. All of the Company’s intangible assets that were measured at fair value as a result of an impairment during the current period were categorized in Level 3 as of September 30, 2009 (in millions):

	Fair Value at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Loss Included in Earnings
Potrero intangible assets	$—	$—	$—	$—	$9
Contra Costa intangible assets	—	—	—	—	5

Total	$—	$—	$—	$—	$14

D. Long-Term Debt

Long-term debt was as follows (dollars in millions):

	At September 30, 2009	At December 31, 2008	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due May 2011	$535	$535	8.30%	Unsecured
Due October 2021	450	450	8.50%	Unsecured
Due May 2031	400	400	9.125%	Unsecured
Unamortized debt premiums (discounts), net	(3)	(3)
Mirant North America:
Senior secured term loan, due 2009 to 2013	374	415	LIBOR + 1.75%	Secured
Senior notes, due December 2013	850	850	7.375%	Unsecured
Capital leases, due 2009 to 2015	27	29	7.375% - 8.19%

Total	2,633	2,676
Less: current portion of long-term debt	(41)	(46)

Total long-term debt, net of current portion	$2,592	$2,630

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan, due January 2013, and a senior secured revolving credit facility, due January 2012. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $374 million as of September 30, 2009. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. During 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At September 30, 2009, the cash collateral balance was approximately $124 million as a result of interest earned on the invested cash balances. At September 30, 2009, there were approximately $106 million of letters of credit outstanding under the senior secured revolving credit facility and $124 million of letters of credit outstanding under the senior secured term loan cash collateral account. At September 30, 2009, $649 million was available under the senior secured revolving credit facility and $0.1 million was available under the senior secured term loan for cash draws or for the issuance of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the facility. In addition, CIT Capital USA Inc. (“CIT Capital”) has outstanding a $50 million commitment under the Mirant North America senior secured revolving credit facility. CIT Capital is a subsidiary of the CIT Group Inc. (“CIT”) which, together with CIT Group Funding Company of Delaware LLC, filed voluntary petitions for bankruptcy on November 1, 2009, pursuant to an announced prepackaged plan of reorganization. None of the operating subsidiaries of CIT, including CIT Capital, was included in the bankruptcy filings and CIT has said that it expects all of its operating entities to continue operations during the pendency of the bankruptcy cases. If, however, CIT Capital were unable to honor its $50 million commitment under the Mirant North America senior secured revolving credit facility, the amount available under the credit facilities would be reduced by a corresponding amount.

In addition to quarterly principal installments, which are currently $1.2 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2009, Mirant North America made a mandatory principal prepayment of approximately $37 million on the term loan. At September 30, 2009, the current estimate of the mandatory principal prepayment of the term loan in March 2010 is approximately $32 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2009.

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

Upon issuance or modification of a guarantee, the Company determines if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of the accounting guidance related to guarantees. Such guarantees must initially be recorded at fair value, as determined in accordance with the accounting guidance. The Company did not have any guarantees at September 30, 2009, that met the recognition requirements under the accounting guidance.

For the nine months ended September 30, 2009, Mirant had net decreases to its guarantees of approximately $84 million, which included a decrease of approximately $59 million to its letters of credit and a decrease of $25 million to its surety bonds.

This Note should be read in conjunction with the complete description under Note 10, Commitments and Contingencies—Guarantees, to the Company’s financial statements in its 2008 Annual Report on Form 10-K .

F. Pension and Other Postretirement Benefit Plans

Mirant has various defined benefit and defined contribution pension plans, and other postretirement benefit plans. For a further discussion of these plans see Note 8. Employee Benefit Plans in the Company’s 2008 Annual Report on Form 10-K.

Net Periodic Benefit Cost (Credit)

The components of the net periodic benefit cost (credit) are shown below (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$2	$2	$—	$—
Interest cost	4	4	1	1
Expected return of plan assets	(5)	(4)	—	—
Net amortization[1]	—	—	(1)	(2)

Net periodic benefit cost (credit)	$1	$2	$—	$(1)

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$6	$6	$1	$1
Interest cost	12	12	3	3
Expected return of plan assets	(16)	(12)	—	—
Net amortization[1]	1	—	(4)	(5)
Curtailments	—	(1)	—	(4)

Net periodic benefit cost (credit)	$3	$5	$—	$(5)

[1]	Net amortization amount includes prior service costs and actuarial gains or losses.

G. Stock-based Compensation

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

During the quarter ended June 30, 2009, Mirant announced that certain of its executives would leave the Company. In accordance with the terms of their respective separation agreements, certain executives agreed to the cancellation of a portion of the stock options and restricted stock units granted on March 3, 2009, which otherwise would have vested in full pursuant to the terms of each executive’s employment agreement. For the nine months ended September 30, 2009, the Company recognized approximately $7 million of stock-based compensation expense associated with the accelerated vesting and cancellation of awards related to the separation of these executives.

During the third quarter of 2009, the Company granted stock options and issued restricted stock units to certain new employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan, in each case in amounts not material to Mirant.

During the three and nine months ended September 30, 2009, the Company recognized approximately $4 million and $20 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units, which includes compensation expense associated with the separation of certain executives discussed above. The Company recognized approximately $6 million and $19 million, respectively, of compensation expense related to stock options, restricted shares and restricted stock units for the three and nine months ended September 30, 2008. These amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations. As of September 30, 2009, there was approximately $26 million of total unrecognized compensation cost, excluding estimated forfeitures, related to non-vested stock-based awards.

Stock-based compensation activity for the nine months ended September 30, 2009, is as follows:

Stock Options—Service-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value[1] (in millions)
Outstanding at January 1, 2009	2,870,996	$29.83
Granted	1,393,993	$10.42
Exercised or converted	(1,748)	$10.40
Forfeited or cancelled	(162,360)	$11.39
Expired	(15,623)	$32.18

Outstanding at September 30, 2009	4,085,258	$23.94	$7.4

Exercisable or convertible at September 30, 2009	2,483,425	$27.55	$0.7

Cash proceeds from exercise of options for the nine months ended September 30, 2009	$—

[1]	Aggregate intrinsic value is calculated based on the closing stock price at September 30, 2009, of $16.43 per share.

Stock Options—Performance-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009 and September 30, 2009	730,000	$28.89

Exercisable or convertible at September 30, 2009	730,000	$28.89	$—

The 730,000 stock options above expire on November 13, 2009.

Restricted Stock Units and Restricted Stock Shares—Service-based

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	695,819	$34.98
Granted	1,604,285	$10.54
Vested	(540,423)	$28.92
Forfeited or cancelled	(156,939)	$10.91

Outstanding at September 30, 2009	1,602,742	$14.92

H. Earnings Per Share

Mirant calculates basic EPS by dividing income available to stockholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including unvested restricted shares and restricted stock units, stock options and warrants.

The following table shows the computation of basic and diluted EPS (in millions except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income from continuing operations	$55	$1,607	$598	$621
Income from discontinued operations	—	—	—	51

Net income	$55	$1,607	$598	$672

Basic and diluted:
Weighted average shares outstanding—basic	145	175	145	197
Shares from assumed exercise of warrants and options	—	9	—	19
Shares from assumed vesting of restricted stock and restricted stock units	1	1	—	1

Weighted average shares outstanding—diluted	146	185	145	217

Basic EPS
EPS from continuing operations	$0.38	$9.18	$4.12	$3.15
EPS from discontinued operations	—	—	—	0.26

Basic EPS	$0.38	$9.18	$4.12	$3.41

Diluted EPS
EPS from continuing operations	$0.38	$8.69	$4.12	$2.86
EPS from discontinued operations	—	—	—	0.24

Diluted EPS	$0.38	$8.69	$4.12	$3.10

For the three and nine months ended September 30, 2009, the number of securities that are considered antidilutive increased significantly compared to the same period in 2008, as a result of the decrease in the Company’s average stock price. The weighted average number of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(shares in millions)
Series A Warrants	26.87	—	26.87	—
Series B Warrants	7.05	—	7.05	—
Restricted shares and restricted share units	0.27	0.54	0.52	0.22
Stock options	3.58	1.20	4.17	1.04

Total number of antidilutive shares	37.77	1.74	38.61	1.26

I. Stockholders’ Equity

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

The Stockholder Rights Plan is limited in life, and the rights expire upon the earliest of (1) the Board of Directors’ determination that the plan is no longer needed for the preservation of NOLs as a result of the implementation of legislative changes or any other change; (2) March 25, 2010; or (3) certain other events described in the Stockholder Rights Plan.

J. Segment Reporting

The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,230 MW. The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW. For the nine months ended September 30, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California segment consists of three generating facilities located in or near the City of San Francisco, with total net generating capacity of 2,347 MW and includes business development efforts for new generation in California. Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on the Company’s invested cash balances. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2009:
Operating revenues[1]	$344	$57	$43	$10	$—	$454
Cost of fuel, electricity and other products[2]	131	23	10	(2)	—	162

Gross margin	213	34	33	12	—	292

Operating Expenses:
Operations and maintenance	104	26	18	6	—	154
Depreciation and amortization	25	4	5	3	—	37
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(2)	(1)	—	—	—	(3)

Total operating expenses, net	127	29	37	9	—	202

Operating income (loss)	86	5	(4)	3	—	90
Total other expense, net	—	—	1	31	—	32

Income (loss) from continuing operations before income taxes	86	5	(5)	(28)	—	58
Provision for income taxes	—	—	—	3	—	3

Income (loss) from continuing operations	$86	$5	$(5)	$(31)	$—	$55

Total assets at September 30, 2009	$6,336	$647	$152	$6,275	$(2,964)	$10,446

[1]	Includes unrealized losses of $126 million, $43 million and $24 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized gains of $2 million and $17 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2009:
Operating revenues[1]	$1,407	$267	$111	$46	$(3)	$1,828
Cost of fuel, electricity and other products[2]	430	124	22	7	—	583

Gross margin	977	143	89	39	(3)	1,245

Operating Expenses:
Operations and maintenance	310	93	61	(33)	—	431
Depreciation and amortization	73	13	15	8	—	109
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(12)	(3)	(1)	—	(4)	(20)

Total operating expenses (income), net	371	103	89	(25)	(4)	534

Operating income	606	40	—	64	1	711
Total other expense, net	2	—	2	98	—	102

Income (loss) from continuing operations before income taxes	604	40	(2)	(34)	1	609
Provision for income taxes	—	—	—	11	—	11

Income (loss) from continuing operations	$604	$40	$(2)	$(45)	$1	$598

Total assets at September 30, 2009	$6,336	$647	$152	$6,275	$(2,964)	$10,446

[1]	Includes unrealized gains of $112 million for Mid-Atlantic and unrealized losses of $21 million and $73 million for Northeast and Other Operations, respectively.
[2]	Includes unrealized gains of $7 million and $41 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2008:
Operating revenues[1]	$1,799	$226	$52	$91	$4	$2,172
Cost of fuel, electricity and other products[2]	170	171	17	4	(2)	360

Gross margin	1,629	55	35	87	6	1,812

Operating Expenses:
Operations and maintenance	96	33	17	4	—	150
Depreciation and amortization	23	5	5	2	—	35
Loss (gain) on sales of assets, net	(7)	(5)	(2)	(1)	4	(11)

Total operating expenses, net	112	33	20	5	4	174

Operating income	1,517	22	15	82	2	1,638
Total other expense (income), net	1	(1)	—	36	—	36

Income from continuing operations before income taxes	1,516	23	15	46	2	1,602
Benefit for income taxes	—	—	—	(5)	—	(5)

Income from continuing operations	$1,516	$23	$15	$51	$2	$1,607

Total assets at December 31, 2008	$5,620	$722	$181	$7,253	$(3,088)	$10,688

[1]	Includes unrealized gains of $1.324 billion, $44 million and $70 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized losses of $6 million and $37 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2008:
Operating revenues[1]	$1,410	$480	$138	$49	$4	$2,081
Cost of fuel, electricity and other products[2]	422	323	43	(20)	(2)	766

Gross margin	988	157	95	69	6	1,315

Operating Expenses:
Operations and maintenance	306	130	57	26	—	519
Depreciation and amortization	67	15	19	7	—	108
Loss (gain) on sales of assets, net	(9)	(21)	(3)	(1)	7	(27)

Total operating expenses, net	364	124	73	32	7	600

Operating income (loss)	624	33	22	37	(1)	715
Total other expense (income), net	1	(1)	—	89	—	89

Income (loss) from continuing operations before income taxes	623	34	22	(52)	(1)	626
Provision for income taxes	—	—	—	5	—	5

Income (loss) from continuing operations	$623	$34	$22	$(57)	$(1)	$621

Total assets at December 31, 2008	$5,620	$722	$181	$7,253	$(3,088)	$10,688

[1]	Includes unrealized gains of $200 million, $4 million and $21 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized losses of $7 million for Northeast.

K. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to guidance related to accounting for contingencies, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

In May 2008, the MDE filed a complaint in the Circuit Court for Charles County, Maryland, against Mirant MD Ash Management and Mirant Mid-Atlantic. The complaint alleges violations of Maryland’s water pollution laws similar to those asserted in the April 2, 2008, letter from the Environmental Integrity Project and the Potomac Riverkeeper. The MDE complaint requests that the court (1) prohibit continuation of the alleged unpermitted discharges, (2) require Mirant MD Ash Management and Mirant Mid-Atlantic to cease from disposing of any further coal combustion byproducts at the Faulkner Fly Ash Facility and close and cap the existing disposal cells within one year and (3) assess civil penalties of up to $10,000 per day for each violation. The discharges that are the subject of the MDE’s complaint result from a leachate treatment system installed by Mirant MD Ash Management in accordance with a December 18, 2000, Complaint and Consent Order (the “December 2000 Consent Order”) entered by the Maryland Secretary of the Environment, Water Management Administration pursuant to an agreement between the MDE and Pepco, the previous owner of the Faulkner Fly Ash Facility. Mirant MD Ash Management and Mirant Mid-Atlantic on July 23, 2008, filed a motion seeking dismissal of the MDE complaint, arguing that the discharges are permitted by the December 2000 Consent Order. In September 2009, the court denied a motion by Environmental Integrity Project seeking to intervene as a party to the suit and the Environmental Integrity Project has appealed that ruling.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of September 30, 2009, approximately 837,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims, regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

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

The Plan and MC Asset Recovery’s Limited Liability Company Agreement also obligated Mirant to make contributions to MC Asset Recovery as necessary to pay professional fees and certain other costs reasonably incurred by MC Asset Recovery, including expert witness fees and other costs of the actions transferred to MC Asset Recovery. In June 2008, Mirant and MC Asset Recovery, with the approval of the Bankruptcy Court, agreed to limit the total amount of funding to be provided by Mirant to MC Asset Recovery to $67.8 million, and the amount of such funding obligation not already incurred by Mirant at that time was fully accrued. Mirant was entitled to be repaid the amounts it funded from any recoveries obtained by MC Asset Recovery before any distribution was made from such recoveries to the unsecured creditors of Mirant Corporation and the former holders of equity interests.

On March 31, 2009, The Southern Company (“Southern Company”) and MC Asset Recovery entered into a settlement agreement (the “MCAR Settlement”) resolving claims asserted by MC Asset Recovery in MC Asset Recovery, LLC v. Southern Company, a suit that was pending in the Northern District of Georgia (the “Southern Company Litigation”). Southern Company filed a Form 8-K dated April 2, 2009, that described the settlement and the claims that it resolved. Southern Company and MC Asset Recovery finalized certain terms of the settlement on June 8, 2009. Pursuant to the settlement, Southern Company paid $202 million to MC Asset Recovery in settlement of all claims asserted in the Southern Company Litigation. MC Asset Recovery used a portion of that payment to pay fees owed to the managers of MC Asset Recovery and other expenses of MC Asset Recovery not previously funded by Mirant, and it retained $47 million from that payment to fund future expenses and to apply against unpaid expenditures. MC Asset Recovery distributed the remaining $155 million to Mirant. In accordance with the Plan, Mirant has retained approximately $52 million of that distribution as reimbursement for the funds it had provided to MC Asset Recovery and costs it incurred related to MC Asset Recovery that had not been previously reimbursed. In the second quarter of 2009, the Company recognized the $52 million as a reduction of operations and maintenance expense. Pursuant to MC Asset Recovery’s Limited Liability Company Agreement and an order of the Bankruptcy Court dated October 31, 2006, Mirant distributed approximately $1.7 million to the managers of MC Asset Recovery. In September 2009, the remaining approximately $101 million of the amount recovered by MC Asset Recovery was distributed pursuant to the terms of the Plan. Following these distributions, Mirant has no further obligation to provide funding to MC Asset Recovery. As a result, Mirant reversed its remaining accrual of $10 million of funding obligations as a reduction in operations and maintenance expense in the second quarter of 2009. The Company does not expect to owe any taxes related to the MC Asset Recovery settlement with Southern Company. MC Asset Recovery had $45 million of assets included in funds on deposit and $45 million of liabilities included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2009.

One of the two remaining actions transferred to MC Asset Recovery seeks to recover damages for fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings. That action alleges that the defendants engaged in transactions with Mirant at a time when it was insolvent or was rendered insolvent by the resulting transfers and that it did not receive fair value for those transfers. If MC Asset Recovery succeeds in obtaining any recoveries on these avoidance claims transferred to it, the party or parties from which such recoveries are obtained could seek to file claims in Mirant’s bankruptcy proceedings. Mirant would vigorously contest the allowance of any such claims on the ground that, among other things, the recovery of such amounts does not reinstate any enforceable pre-petition obligation that could give rise to a claim. If such a claim were to be allowed by the Bankruptcy Court as a result of a recovery by MC Asset Recovery, then the party receiving the claim would be entitled to either Mirant common stock or such stock and cash as provided under the Plan. Under such circumstances, the order entered by the Bankruptcy Court on December 9, 2005, confirming the Plan provides that Mirant would retain from the net amount recovered an amount equal to the dollar amount of the resulting allowed claim rather than distribute such amount to the unsecured creditors and former equity holders as described above.

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

The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Company has received or expects to receive for the period June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. On September 19, 2008, the FERC issued an order dismissing the complaint. The FERC found that no party had violated the RPM provisions of PJM’s tariff and that the prices determined during the auctions were in accordance with the tariff’s provisions. The RPM Buyers filed a request for rehearing, which the FERC denied on June 18, 2009. Certain of the RPM Buyers have appealed the orders entered by the FERC to the United States Court of Appeals for the Fourth Circuit.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

L. Settlements and Other Charges

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

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 the Company merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, the Company merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 does not constrain operations of the Potomac River generating facility below historical operations and allows operation of all five units at one time.

Mirant Potrero Settlement Agreement with City of San Francisco

Mirant Potrero and the City and County of San Francisco, California have entered into a Settlement Agreement (the “Potrero Settlement”) dated August 13, 2009. The Potrero Settlement must be approved by an ordinance adopted by the City of San Francisco before it becomes effective, which approval Mirant Potrero expects to occur in the fourth quarter of 2009. The Potrero Settlement addresses certain disputes that had arisen between the City and Mirant Potrero related to the Potrero generating facility. Among other things, the Potrero Settlement obligates Mirant Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the transmission system. The agreement also bars Mirant Potrero from building any additional generating facilities on the site of the Potrero generating facility. Mirant Potrero expects that the completion of the TransBay Cable project, which is an underwater electric transmission cable in the San Francisco Bay that is expected to become operational by mid-2010, will decrease the need for generating resources in the City of San Francisco. As a result, Mirant Potrero expects the CAISO to determine in 2010 that unit 3 of the Potrero generating facility is no longer needed for reliability purposes and that unit 3 will close by the end of 2010. Mirant Potrero is uncertain whether the CAISO will determine that a reliability need continues to exist for the remaining units of the Potrero generating facility, units 4, 5 and 6, after the TransBay Cable goes into service.

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

California Development Activities

Mirant Marsh Landing

On September 2, 2009, Mirant Marsh Landing entered into a ten-year PPA with PG&E for 760 MW of natural gas-fired peaking generation to be constructed at our Contra Costa facility near Antioch, California. Construction of the Marsh Landing facility is scheduled to begin in late 2010 and is expected to be completed by May 2013.

During the ten-year term of the PPA, Mirant Marsh Landing will receive fixed monthly capacity payments and variable operating payments. The contract provides PG&E with the entire output of the 760 MW facility which will be capable of producing 719 MW during peak July conditions. The Mirant Marsh Landing PPA is subject to approval by the CPUC.

Contra Costa Toll Extension

On September 2, 2009, Mirant Delta entered into an extension of its existing PPA with PG&E for Contra Costa units 6 and 7 from November 2011 through April 2013. At the end of the extension, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The Mirant Delta PPA extension is subject to approval by the CPUC.

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Mid-Atlantic and Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. A significant portion of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At October 13, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2010	2011	2012	2013	2014
Power	86%	52%	48%	30%	22%
Fuel	78%	61%	32%	9%	—%

Legislation has been proposed in Congress to increase the regulation of transactions involving OTC derivatives. The proposed legislation provides that standardized swap transactions between dealers and large market participants would have to be cleared and must be traded on an exchange or electronic platform. Although the proposed legislation provides exclusions from the clearing and certain other requirements for market participants, such as Mirant, utilizing OTC derivatives to hedge commercial risks, such exclusions are the focus of debate and may not ultimately be part of any final legislation. Greater regulation of OTC derivatives could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges, by significantly increasing the collateral costs associated with such activities.

Capital Expenditures and Capital Resources

For the nine months ended September 30, 2009, we paid $473 million for capital expenditures, excluding capitalized interest, of which $336 million related to compliance with the Maryland Healthy Air Act. As of September 30, 2009, we have paid approximately $1.333 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions imposed by the Maryland Healthy Air Act.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remainder of 2009 and for 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$136	$205
Other environmental	12	20
Maintenance	58	116
Construction[1]	8	79
Other	11	21

Total	$225	$441

1  Construction includes our projected capital expenditures for Mirant Marsh Landing.

The 2010 estimated capital expenditures for compliance with the Maryland Healthy Air Act include amounts that are withheld from progress payments under construction contracts and that will be paid after final completion of the project. As of September 30, 2009, we have a contract retention liability related to our compliance with the Maryland Healthy Air Act of $105 million, which is included in current accounts payable and accrued liabilities in our unaudited condensed consolidated balance sheet.

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Scrubber Operating Expenses

Our capital expenditures related to compliance with the Maryland Healthy Air Act include the installation of flue gas desulfurization emissions controls (“scrubbers”) at our Chalk Point, Dickerson and Morgantown coal-fired units. We expect to recognize additional variable costs associated with operating the scrubbers. Examples of these costs include limestone, water and chemicals used during the removal of SO2 emissions and also include handling and marketing related to the recyclable gypsum byproduct created during the scrubbing process. In addition, we expect to recognize higher depreciation expense because the scrubbers will be placed in service and we will begin depreciating the capitalized costs associated with them over the shorter of their expected life or the remaining lease term for the leased Dickerson and Morgantown generating units.

Commodity Prices

The prices for delivered natural gas in the third quarter of 2009 reached their lowest level in more than seven years. The energy gross margin from our baseload coal units was negatively affected by this price decline in two ways. First, the price of natural gas contributed to a decrease in power prices. However, we are generally economically neutral for that portion of the generation volumes that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts. Second, the decrease in natural gas prices at times made it uneconomic for certain of our baseload coal-fired units to generate.

Granted Emissions Allowances

As a result of the capital expenditures we are incurring to comply with the requirements of the Maryland Healthy Air Act, we anticipate that we will have excess SO2 and NOx emissions allowances in future periods. We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At September 30, 2009, the estimated fair value of our anticipated excess SO2 and NOx emissions allowances was approximately $58 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall and Martha’s Vineyard facilities. For the nine months ended September 30, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Consolidated Financial Performance

We reported net income of $55 million and $1.607 billion for the three months ended September 30, 2009 and 2008, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$466	$417	$49
Unrealized gross margin	(174)	1,395	(1,569)

Total gross margin	292	1,812	(1,520)
Operating Expenses:
Operations and maintenance	154	150	4
Depreciation and amortization	37	35	2
Impairment losses	14	—	14
Gain on sales of assets, net	(3)	(11)	8

Total operating expenses, net	202	174	28

Operating income	90	1,638	(1,548)
Total other expense, net	32	36	(4)

Income from continuing operations before income taxes	58	1,602	(1,544)
Provision (benefit) for income taxes	3	(5)	8

Net income	$55	$1,607	$(1,552)

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Realized gross margin and unrealized gross margin are both non-GAAP financial measures. Realized gross margin represents our gross margin less unrealized gains and losses on derivative financial instruments for the periods presented. Conversely, unrealized gross margin is our unrealized gains and losses on derivative financial instruments for the periods presented. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. None of our derivative financial instruments recorded at fair value are designated as hedges and changes in their fair values are therefore recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Adjusting our gross margin to exclude unrealized gains and losses provides a measure of performance that eliminates the volatility created by significant shifts in market values between periods. However, our realized and unrealized gross margin may not be comparable to similarly titled non-GAAP financial measures used by other companies. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

For the three months ended September 30, 2009, our realized gross margin increase of $49 million was principally a result of the following:

•

an increase of $175 million in realized value of hedges. In 2009, realized value of hedges was $247 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $72 million, which reflects the amount by which market prices for fuel exceeded contract prices for fuel, offset in part by the amount by which market prices for power exceeded the settlement value of power contracts; partially offset by

•

a decrease of $123 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances, including $12 million to comply with the RGGI during the three months ended September 30, 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of fuel; and

•	a decrease of $3 million in contracted and capacity primarily related to a decrease in revenues from ancillary services as a result of a decrease in generation volumes and a decrease in power prices.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $174 million in 2009, which included unrealized losses of $233 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $59 million net increase in the value of hedges and trading contracts for future periods primarily related to decreases in forward power and natural gas prices; and

•

unrealized gains of $1.395 billion in 2008, which included a $1.126 billion net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and unrealized gains of $269 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Our operating expense increase of $28 million was primarily a result of a $14 million impairment loss on intangible assets related to our Potrero and Contra Costa generating facilities and a decrease of $8 million in gain on sales of assets. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairments.

Other expense, net decreased $4 million for the three months ended September 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income as a result of lower interest rates on invested cash and lower average cash balances in 2009 compared to the same period in 2008.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the three months ended September 30, 2009 and 2008, by operating segments (in millions):

	Three Months Ended September 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$33	$3	$—	$36	$—	$72
Contracted and capacity	90	24	33	—	—	147
Realized value of hedges	214	33	—	—	—	247

Total realized gross margin	337	60	33	36	—	466
Unrealized gross margin	(124)	(26)	—	(24)	—	(174)

Total gross margin	$213	$34	$33	$12	$—	$292

	Three Months Ended September 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$148	$23	$1	$17	$6	$195
Contracted and capacity	93	23	34	—	—	150
Realized value of hedges	70	2	—	—	—	72

Total realized gross margin	311	48	35	17	6	417
Unrealized gross margin	1,318	7	—	70	—	1,395

Total gross margin	$1,629	$55	$35	$87	$6	$1,812

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Mid-Atlantic	32%	37%	(5)%
Northeast	9%	15%	(6)%
California	9%	7%	2%
Total	21%	25%	(4)%

The following table summarizes power generation volumes by region for the three months ended September 30, 2009 and 2008 (in gigawatt hours):

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Mid-Atlantic:
Baseload	3,401	4,046	(645)	(16)%
Intermediate	194	168	26	15%
Peaking	28	46	(18)	(39)%

Total Mid-Atlantic	3,623	4,260	(637)	(15)%

Northeast:
Baseload	378	198	180	91%
Intermediate	111	650	(539)	(83)%
Peaking	2	3	(1)	(33)%

Total Northeast	491	851	(360)	(42)%

California:
Intermediate	457	345	112	32%
Peaking	1	1	—	—%

Total California	458	346	112	32%

Total	4,572	5,457	(885)	(16)%

The total decrease in power generation volumes for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is primarily the result of the following:

Mid-Atlantic.    A decrease in our Mid-Atlantic baseload generation as a result of a decrease in demand in 2009 compared to 2008, planned outages in 2009 and the decrease in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate.

Northeast.    A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009 which reduced the demand for certain of our intermediate units, partially offset by an increase in our Northeast baseload generation as a result of an increase in market spark spreads.

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

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$33	$148	$(115)
Contracted and capacity	90	93	(3)
Realized value of hedges	214	70	144

Total realized gross margin	337	311	26
Unrealized gross margin	(124)	1,318	(1,442)

Total gross margin	213	1,629	(1,416)

Operating Expenses:
Operations and maintenance	104	96	8
Depreciation and amortization	25	23	2
Gain on sales of assets, net	(2)	(7)	5

Total operating expenses, net	127	112	15

Operating income	86	1,517	(1,431)
Total other expense, net	—	1	(1)

Income from continuing operations before income taxes	$86	$1,516	$(1,430)

Gross Margin

The increase of $26 million in realized gross margin was principally a result of the following:

•

an increase of $144 million in realized value of hedges. In 2009, realized value of hedges was $214 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal that we purchased under long-term agreements exceeded market prices for coal. In 2008, realized value of hedges was $70 million, which reflects the amount by which market prices for coal exceeded contract prices for coal that we purchased under long-term agreements, offset in part by the amount by which market prices for power exceeded the settlement value of power contracts; partially offset by

•

a decrease of $115 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $11 million to comply with the RGGI during the three months ended September 30, 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of coal; and

•	a decrease of $3 million in contracted and capacity primarily related to a decrease in revenues from ancillary services as a result of a decrease in generation volumes and a decrease in power prices.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $124 million in 2009, which included unrealized losses of $188 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $64 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices; and

•

unrealized gains of $1.318 billion in 2008, which included an $1.077 billion net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and unrealized gains of $241 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Operating Expenses

The increase of $15 million in operating expenses was principally the result of the following:

•

an increase of $8 million in operations and maintenance expense primarily as a result of maintenance at our Morgantown facility in 2009 performed in conjunction with planned outages for the installation of pollution control equipment, increased labor costs related to the operation of our pollution control equipment and an increase in Maryland property taxes;

•	an increase of $2 million in depreciation and amortization expense related to assets that were placed in service; and

•	a decrease of $5 million in gain on sales of assets related to emissions allowances sold to third parties.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$3	$23	$(20)
Contracted and capacity	24	23	1
Realized value of hedges	33	2	31

Total realized gross margin	60	48	12
Unrealized gross margin	(26)	7	(33)

Total gross margin	34	55	(21)

Operating Expenses:
Operations and maintenance	26	33	(7)
Depreciation and amortization	4	5	(1)
Gain on sales of assets, net	(1)	(5)	4

Total operating expenses, net	29	33	(4)

Operating income	5	22	(17)
Total other income, net	—	(1)	1

Income from continuing operations before income taxes	$5	$23	$(18)

Gross Margin

The increase of $12 million in realized gross margin was principally a result of the following:

•

an increase of $31 million in realized value of hedges. In 2009, realized value of hedges was $33 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $2 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel; and

•	an increase of $1 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $20 million in energy, primarily as a result of a decrease in power prices and a 42% decrease in generation volumes because of transmission upgrades in 2009, partially offset by lower fuel costs.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $26 million in 2009, which included unrealized losses of $32 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $6 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices; and

•

unrealized gains of $7 million in 2008, which included unrealized gains of $5 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods and a $2 million net increase in the value of hedge contracts for future periods.

Operating Expenses

The decrease of $4 million in operating expenses included a decrease of $7 million in operations and maintenance expense primarily related to a decrease in property taxes related to the Lovett site and lower maintenance expense as a result of planned outages at the Canal generating facility in 2008, partially offset by a decrease of $4 million in gain on sales of assets related to emissions allowances sold to third parties.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW and includes business development efforts for new generation in California.

The following table summarizes the results of operations of our California segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$—	$1	$(1)
Contracted and capacity	33	34	(1)

Total realized gross margin	33	35	(2)
Unrealized gross margin	—	—	—

Total gross margin	33	35	(2)

Operating Expenses:
Operations and maintenance	18	17	1
Depreciation and amortization	5	5	—
Impairment losses	14	—	14
Gain on sales of assets, net	—	(2)	2

Total operating expenses, net	37	20	17

Operating income (loss)	(4)	15	(19)
Total other expense, net	1	—	1

Income (loss) from continuing operations before income taxes	$(5)	$15	$(20)

Operating Expenses

The increase of $17 million in operating expenses was primarily a result of a $14 million impairment loss on intangible assets related to our Potrero and Contra Costa generating facilities during 2009 and a decrease of $2 million in gain on sales of assets related to emissions allowances sold to third parties in 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$36	$17	$19

Total realized gross margin	36	17	19
Unrealized gross margin	(24)	70	(94)

Total gross margin	12	87	(75)

Operating Expenses:
Operations and maintenance	6	4	2
Depreciation and amortization	3	2	1
Gain on sales of assets, net	—	(1)	1

Total operating expenses, net	9	5	4

Operating income	3	82	(79)
Total other expense, net	31	36	(5)

Income (loss) from continuing operations before income taxes	$(28)	$46	$(74)

Gross Margin

The increase of $19 million in realized gross margin was a result of a $27 million increase in gross margin from proprietary trading activities, partially offset by an $8 million decrease in gross margin from our fuel oil management activities. The increase in gross margin from proprietary trading activities was a result of higher realized value associated with power positions in 2009 as compared to 2008.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $24 million in 2009, which included unrealized losses of $13 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and a $11 million net decrease in the value of contracts for future periods; and

•

unrealized gains of $70 million in 2008, which included a $47 million net increase in the value of contracts for future periods and unrealized gains of $23 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Other Expense, Net

The decrease of $5 million in other expense, net was principally the result of the following:

•	a decrease of $12 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction; and

•	a decrease of $5 million in other expenses, net, primarily related to the loss on the 2008 purchase of Mirant Americas Generation senior notes due in 2011; partially offset by

•	a decrease of $12 million in interest income primarily related to lower interest rates on invested cash and lower average cash balances.

Other Significant Consolidated Statements of Operations Comparison

Provision (Benefit) for Income Taxes

Provision for income taxes increased $8 million primarily related to a 2009 change in our estimated effective tax rate for federal alternative minimum tax.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Consolidated Financial Performance

We reported net income of $598 million and $672 million for the nine months ended September 30, 2009 and 2008, respectively. The change in net income is detailed as follows (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$1,179	$1,097	$82
Unrealized gross margin	66	218	(152)

Total gross margin	1,245	1,315	(70)

Operating Expenses:
Operations and maintenance	431	519	(88)
Depreciation and amortization	109	108	1
Impairment losses	14	—	14
Gain on sales of assets, net	(20)	(27)	7

Total operating expenses, net	534	600	(66)

Operating income	711	715	(4)
Total other expense, net	102	89	13

Income from continuing operations before income taxes	609	626	(17)
Provision for income taxes	11	5	6

Income from continuing operations	598	621	(23)
Income from discontinued operations	—	51	(51)

Net income	$598	$672	$(74)

For the nine months ended September 30, 2009, our realized gross margin increase of $82 million was principally a result of the following:

•

an increase of $418 million in realized value of hedges. In 2009, realized value of hedges was $507 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $89 million, which reflects the amount by which market prices for fuel exceeded contract prices for fuel, partially offset by the amount by which market prices for power exceeded the settlement value of power contracts; and

•	an increase of $6 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $342 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $39 million to comply with the RGGI in 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of fuel.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $66 million in 2009, which included a $552 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $486 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $218 million in 2008, which included unrealized gains of $333 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods, partially offset by a $115 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices.

Our operating expense decrease of $66 million was primarily a result of a decrease of $88 million in operations and maintenance expense. The MC Asset Recovery settlement with Southern Company resulted in a $62 million reduction in operations and maintenance expense for 2009. See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the settlement between MC Asset Recovery and Southern Company. Excluding the settlement, operations and maintenance expense decreased $26 million, primarily as a result of the shutdown of the Lovett generating facility in April 2008 and a decrease in maintenance costs associated with planned outages at our Mid-Atlantic generating facilities during 2009 compared to 2008. These decreases in total operating expenses were partially offset by $14 million of impairment losses in 2009 and a decrease of $7 million in gain on sales of assets, net. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairments.

Other expense, net increased $13 million for the nine months ended September 30, 2009, and reflects lower interest income as a result of lower interest rates on invested cash and lower average cash balances in 2009 compared to the same period in 2008, partially offset by lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the nine months ended September 30, 2009 and 2008, by operating segments (in millions):

	Nine Months Ended September 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$124	$21	$—	$112	$(3)	$254
Contracted and capacity	261	68	89	—	—	418
Realized value of hedges	473	34	—	—	—	507

Total realized gross margin	858	123	89	112	(3)	1,179
Unrealized gross margin	119	20	—	(73)	—	66

Total gross margin	$977	$143	$89	$39	$(3)	$1,245

	Nine Months Ended September 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$474	$65	$3	$48	$6	$596
Contracted and capacity	252	68	92	—	—	412
Realized value of hedges	62	27	—	—	—	89

Total realized gross margin	788	160	95	48	6	1,097
Unrealized gross margin	200	(3)	—	21	—	218

Total gross margin	$988	$157	$95	$69	$6	$1,315

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Mid-Atlantic	32%	33%	(1)%
Northeast	11%	14%	(3)%
California	6%	4%	2%
Total	20%	22%	(2)%

The following table summarizes power generation volumes by region for the nine months ended September 30, 2009 and 2008 (in gigawatt hours):

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Mid-Atlantic:
Baseload	10,568	11,020	(452)	(4)%
Intermediate	333	352	(19)	(5)%
Peaking	64	134	(70)	(52)%

Total Mid-Atlantic	10,965	11,506	(541)	(5)%

Northeast:
Baseload	1,076	773	303	39%
Intermediate	683	1,565	(882)	(56)%
Peaking	2	4	(2)	(50)%

Total Northeast	1,761	2,342	(581)	(25)%

California:
Intermediate	846	634	212	33%
Peaking	2	21	(19)	(90)%

Total California	848	655	193	29%

Total	13,574	14,503	(929)	(6)%

The total decrease in power generation volumes for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, is primarily the result of the following:

Mid-Atlantic.    A decrease in our Mid-Atlantic baseload generation as a result of a decrease in demand in 2009 compared to 2008 and a decrease in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate.

Northeast.    A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009 which reduced the demand for certain of our intermediate units, partially offset by an increase in our Northeast baseload generation as a result of an increase in market spark spreads.

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

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$124	$474	$(350)
Contracted and capacity	261	252	9
Realized value of hedges	473	62	411

Total realized gross margin	858	788	70
Unrealized gross margin	119	200	(81)

Total gross margin	977	988	(11)

Operating Expenses:
Operations and maintenance	310	306	4
Depreciation and amortization	73	67	6
Gain on sales of assets, net	(12)	(9)	(3)

Total operating expenses, net	371	364	7

Operating income	606	624	(18)
Total other expense, net	2	1	1

Income from continuing operations before income taxes	$604	$623	$(19)

Gross Margin

The increase of $70 million in realized gross margin was principally a result of the following:

•

an increase of $411 million in realized value of hedges. In 2009, realized value of hedges was $473 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal that we purchased under long-term agreements exceeded market prices for coal. In 2008, realized value of hedges was $62 million, which reflects the amount by which market prices for coal exceeded contract prices for coal that we purchased under long-term agreements, partially offset by the amount by which market prices for power exceeded the settlement value of power contracts; and

•	an increase of $9 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $350 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $35 million to comply with the RGGI in 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. These decreases were partially offset by a decrease in the price of coal.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $119 million in 2009, which included a $498 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $379 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $200 million in 2008, which included unrealized gains of $307 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods, partially offset by a $107 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices.

Operating Expenses

The increase of $7 million in operating expenses was primarily a result of the following:

•

an increase of $6 million in depreciation and amortization expense related to pollution control equipment for NOx emissions that were placed in service in 2008 as part of our compliance with the Maryland Healthy Air Act; and

•

an increase of $4 million in operations and maintenance expense primarily as a result of an increase in labor costs related to the operation of our pollution control equipment and an increase in Maryland property taxes, offset in part by a decrease in maintenance costs associated with a decrease in planned outages; partially offset by

•	an increase of $3 million in gain on sales of assets related to emissions allowances sold to third parties.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$21	$65	$(44)
Contracted and capacity	68	68	—
Realized value of hedges	34	27	7

Total realized gross margin	123	160	(37)
Unrealized gross margin	20	(3)	23

Total gross margin	143	157	(14)

Operating Expenses:
Operations and maintenance	93	130	(37)
Depreciation and amortization	13	15	(2)
Gain on sales of assets, net	(3)	(21)	18

Total operating expenses, net	103	124	(21)

Operating income	40	33	7
Total other income, net	—	(1)	1

Income from continuing operations before income taxes	$40	$34	$6

Gross Margin

The decrease of $37 million in realized gross margin was principally a result of the following:

•

a decrease of $44 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances, including $4 million to comply with the RGGI in 2009, the shutdown of the Lovett generating facility in 2008 and a 25% decrease in generation volumes because of transmission upgrades, offset in part by lower fuel costs; partially offset by

•

an increase of $7 million in realized value of hedges. In 2009, realized value of hedges was $34 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $27 million, which reflects the amount by which market prices for fuel exceeded contract prices for fuel and the amount by which the settlement value of power contracts exceeded market prices for power.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $20 million in 2009, which included a $60 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices, partially offset by unrealized losses of $40 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $3 million in 2008, which included a $4 million net decrease from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $1 million net increase in the value of hedge contracts for future periods.

Operating Expenses

The decrease of $21 million in operating expenses included a decrease of $37 million in operations and maintenance expense primarily related to the shutdown of the Lovett generating facility in April 2008 and lower maintenance expense as a result of planned outages at the Canal generating facility in 2008, partially offset by a decrease of $18 million in gain on sales of assets related to emissions allowances sold to third parties.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW and includes business development efforts for new generation in California.

The following table summarizes the results of operations of our California segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$—	$3	$(3)
Contracted and capacity	89	92	(3)

Total realized gross margin	89	95	(6)
Unrealized gross margin	—	—	—

Total gross margin	89	95	(6)

Operating Expenses:
Operations and maintenance	61	57	4
Depreciation and amortization	15	19	(4)
Impairment losses	14	—	14
Gain on sales of assets, net	(1)	(3)	2

Total operating expenses, net	89	73	16

Operating income	—	22	(22)
Total other expense, net	2	—	2

Income (loss) from continuing operations before income taxes	$(2)	$22	$(24)

Operating Expenses

The increase of $16 million in operating expenses was primarily a result of a $14 million impairment loss on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$112	$48	$64

Total realized gross margin	112	48	64
Unrealized gross margin	(73)	21	(94)

Total gross margin	39	69	(30)

Operating Expenses:
Operations and maintenance	(33)	26	(59)
Depreciation and amortization	8	7	1
Gain on sales of assets, net	—	(1)	1

Total operating expenses (income), net	(25)	32	(57)

Operating income	64	37	27
Total other expense, net	98	89	9

Loss from continuing operations before income taxes	$(34)	$(52)	$18

Gross Margin

The increase of $64 million in realized gross margin was a result of a $61 million increase in gross margin from proprietary trading activities and a $3 million increase in gross margin from our fuel oil management activities. The increase in gross margin from proprietary trading activities was a result of higher realized value associated with power positions in 2009 as compared to 2008.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $73 million in 2009, which included unrealized losses of $67 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and a $6 million net decrease in the value of contracts for future periods; and

•

unrealized gains of $21 million in 2008, which included unrealized gains of $30 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods, partially offset by a $9 million net decrease in the value of contracts for future periods.

Operating Expenses

The decrease of $57 million in operating expenses was principally the result of the following:

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

•

an increase of $9 million related to severance and stock-based compensation costs primarily as a result of the departure of certain executives in 2009. See Note G to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the departure of these executives; and

•	an increase related to a curtailment gain on pension and postretirement benefits of $5 million related to the shutdown of the Lovett generating facility in April 2008.

Other Expense, Net

The increase of $9 million in other expense, net was principally the result of the following:

•	a decrease of $60 million in interest income primarily related to lower interest rates on invested cash and lower average cash balances; partially offset by

•	a decrease of $42 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction; and

•	a loss of $8 million in 2008 related to the purchase of $200 million of Mirant Americas Generation senior notes due in 2011.

Other Significant Consolidated Statements of Operations Comparison

Provision for Income Taxes

Provision for income taxes increased $6 million, which includes an increase in our federal alternative minimum tax of $3 million and an increase in our state income taxes of $3 million as a result of a change in 2008 in the State of California’s tax law that suspended the utilization of net operating loss carry forwards for the 2008 and 2009 tax years.

Discontinued Operations

For the nine months ended September 30, 2008, income from discontinued operations was $51 million and included insurance recoveries related to the Sual generating facility outages that occurred prior to the 2007 sale of the Philippine business and final working capital adjustments related to the 2007 sale of the Caribbean business.

Financial Condition

Liquidity and Capital Resources

We expect that we have sufficient liquidity for our future operations, capital expenditures and to service our debt obligations. We regularly monitor our ability to finance the needs of our operating, investing and financing activities. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional discussion of our debt.

Sources of Funds

The principal sources of our liquidity are expected to be: (1) existing cash on hand (including $1.4 billion at Mirant Corporation) and expected cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under Mirant North America’s senior secured revolving credit facility; (3) letters of credit issued under Mirant North America’s senior secured term loan; and (4) planned project financing for the Mirant Marsh Landing generating facility.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant and its subsidiaries at September 30, 2009 and December 31, 2008 (in millions):

	At September 30, 2009	At December 31, 2008
Cash and Cash Equivalents:
Mirant Corporation	$1,414	$1,469
Mirant Americas Generation	19	—
Mirant North America	274	229
Mirant Mid-Atlantic	300	125
Other	22	8

Total cash and cash equivalents	2,029	1,831
Less: cash restricted and reserved for other purposes	(10)	(2)

Total available cash and cash equivalents	2,019	1,829
Available under credit facilities	649	583

Total cash, cash equivalents and credit facilities availability	$2,668	$2,412

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at September 30, 2009 and December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy protection in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility. In addition, CIT Capital USA Inc. (“CIT Capital”) has outstanding a $50 million commitment under the Mirant North America senior secured revolving credit facility. CIT Capital is a subsidiary of the CIT Group Inc. (“CIT”) which, together with CIT Group Funding Company of Delaware LLC, filed voluntary petitions for bankruptcy on November 1, 2009, pursuant to an announced prepackaged plan of reorganization. None of the operating subsidiaries of CIT, including CIT Capital, was included in the bankruptcy filings and CIT has said that it expects all of its operating entities to continue operations during the pendency of the bankruptcy cases. If, however, CIT Capital were unable to honor its $50 million commitment under the Mirant North America senior secured revolving credit facility, our “Available under credit facilities” would be reduced by a corresponding amount.

We and certain of our subsidiaries, including Mirant Americas Generation and Mirant North America, are holding companies. The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, the Mirant Corporation, Mirant Americas Generation and Mirant North America holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of Mirant North America’s debt agreements and Mirant Mid-Atlantic’s leveraged lease documentation, respectively. At September 30, 2009, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $574 million at Mirant North America and its subsidiaries. Of this amount, $300 million was held by Mirant Mid-Atlantic, which, as of September 30, 2009, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the nine months ended September 30, 2009, we expect Mirant North America will distribute approximately $116 million to its parent, Mirant Americas Generation, in November 2009. Although we expect Mirant North America to remain in compliance with its financial covenants in future periods, and to have sufficient liquidity and capital resources to meet its obligations, it is likely that it will be restricted from making distributions by the free cash flow requirements under the restricted payment test of its senior credit facility in future periods. The primary factor lowering the free cash flow calculation for Mirant North America is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. Upon completion of its capital expenditure program, and after such expenditures no longer affect the calculation of its free cash flow, Mirant North America is expected to be able again to make distributions. We do not expect the liquidity effect of the potential restriction on distributions under the Mirant North America senior credit facility to be material given that the majority of our liquidity needs arise from the activities of Mirant North America and its subsidiaries, the restriction does not limit Mirant North America from making distributions to Mirant Americas Generation to fund interest payments on its senior notes and the majority of our total available cash and cash equivalents are held unrestricted at Mirant Corporation.

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

Capital Expenditures.    Our capital expenditures, excluding capitalized interest, for the nine months ended September 30, 2009, were $473 million. Our estimated capital expenditures, excluding capitalized interest, for the period October 1, 2009, through December 31, 2010, are $666 million. See Capital Expenditures and Capital Resources in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2009, we had approximately $90 million of posted cash collateral and $242 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements and other commercial arrangements. Included in the letter of credit amount outstanding is a $12 million cash-collateralized letter of credit in support of the Mirant Marsh Landing PPA with PG&E. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds as of September 30, 2009 and December 31, 2008 (in millions):

	At September 30, 2009	At December 31, 2008
Cash collateral posted—energy trading and marketing	$48	$67
Cash collateral posted—other operating activities	42	44
Letters of credit—energy trading and marketing	54	76
Letters of credit—debt service and rent reserves	75	101
Letters of credit—other operating activities	113	124
Surety bonds—energy trading and marketing	—	25

Total	$332	$437

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There were no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2009, from those presented in our 2008 Annual Report on Form 10-K.

Cash Flows

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $134 million for the nine months ended September 30, 2009, compared to the same period in 2008, primarily as a result of the following:

•

Net accounts receivable and payable.    An increase in cash provided of $139 million primarily related to a decrease in our net accounts receivable and payable as a result of a decrease in power prices in 2009 compared to the same period in 2008. In addition, the implementation in June 2009 of weekly settlements with PJM (in lieu of monthly settlements) has reduced the amount of outstanding receivables for the PJM market. The decrease in net accounts receivable and payable also includes an increase of approximately $45 million in accounts payable and accrued liabilities, which is offset by an increase in funds on deposit on our unaudited condensed consolidated balance sheet as a result of funds retained by MC Asset Recovery from the settlement with Southern Company to fund future expenses and apply against unpaid expenditures. The $45 million of funds retained by MC Asset Recovery had no effect on cash flows from operating activities;

•

Realized gross margin.    An increase in cash provided of $103 million in 2009, compared to the same period in 2008, excluding an increase in non-cash lower of cost or market fuel inventory adjustments of $21 million. See Results of Operations for additional discussion of our performance in 2009 compared to the same period in 2008;

•

Operating expense.    A decrease in cash used related to lower operations and maintenance expense of $86 million, including $52 million of cash that we were reimbursed in 2009 as a result of the MC Asset Recovery settlement with Southern Company for funds that we provided to MC Asset Recovery and costs that we incurred related to MC Asset Recovery that had not been previously reimbursed. See Results of Operations for additional discussion of our performance in 2009 compared to the same period in 2008;

•

Other operating assets and liabilities.    An increase in cash provided of $39 million related to changes in other operating assets and liabilities, including an $11 million increase in cash posted by counterparties; and

•	Non-current restricted deposits. An increase in cash provided of $19 million related to a decrease in noncurrent restricted deposits.

The decreases in cash used in and increases in cash provided by operating activities were partially offset by the following:

•	Inventories. An increase in cash used of $116 million as a result of higher inventory levels of coal and fuel oil, partially offset by lower market prices in 2009 as compared to 2008;

•

Funds on deposit.    An increase in cash used of $90 million. In 2009, we used net cash of $30 million, of which approximately $45 million is related to an increase in funds on deposit as a result of funds retained by MC Asset Recovery from the settlement with Southern Company to fund future expenses and apply against unpaid expenditures. This increase in funds on deposit is offset by an increase of approximately $45 million in accounts payable and accrued liabilities, as described above. Funds on deposit also increased by $12 million because of funds posted in connection with the Mirant Marsh Landing PPA with PG&E. The increases in cash used were partially offset by $27 million of net cash collateral returned to us during 2009. In 2008, we had net cash collateral returned to us of $60 million primarily related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan;

•	Prepaid rent. An increase in cash used of $23 million because the scheduled rent payments for our Mirant Mid-Atlantic leveraged leases were higher for 2009 than 2008; and

•

Interest expense, net.    An increase in cash used of $23 million reflecting lower interest income as a result of lower interest rates on invested cash, as well as lower average cash balances, partially offset by lower interest expense from lower outstanding debt and higher capitalized interest.

Investing Activities.     Net cash used in investing activities from continuing operations increased by $11 million for the nine months ended September 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•

Capital expenditures.    An increase in cash used of $38 million primarily related to our environmental capital expenditures for our Maryland generating facilities related to our compliance with the Maryland Healthy Air Act; and

•	Proceeds from the sales of assets. A decrease in cash provided of $6 million primarily related to sales of emissions allowances to third parties; partially offset by

•

Payments into restricted accounts.    A decrease in cash used of $33 million as a result of funds placed in an escrow account in September 2008, to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria, Virginia. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on Mirant Potomac River’s settlement agreement with the City of Alexandria, Virginia.

Financing Activities.     Net cash used in financing activities from continuing operations decreased by $2.839 billion for the nine months ended September 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	Share repurchases. A decrease in cash used of $2.560 billion as a result of our 2008 share repurchases;

•

Repayments and purchases of long-term debt.    A decrease in cash used of $297 million for repayment and purchases of debt, including $200 million for the 2008 purchase and retirement of Mirant Americas Generation senior notes due in 2011; partially offset by

•	Proceeds from exercises of stock options and warrants. A decrease in cash provided of $19 million as a result of the exercise of stock options and warrants in 2008.

Discontinued Operations

Operating Activities.     In 2009, net cash provided by operating activities from discontinued operations was from the sale of transmission credits from our previously owned Wrightsville facility. In 2008, net cash provided by operating activities from discontinued operations was primarily a result of $41 million of business interruption insurance recoveries related to the outages of the Sual generating facility and the sale of transmission credits for $7 million from our previously owned Wrightsville facility.

Investing Activities.     In 2008, net cash provided by investing activities from discontinued operations of $25 million related to insurance recoveries for repairs to the Sual generating facility and the Swinging Bridge facility of Mirant NY-Gen.

Environmental and Regulatory Matters

Regulation of Over-the-Counter Derivative Transactions.    We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Mid-Atlantic and Northeast gas and oil-fired generation through OTC transactions. A significant portion of such hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. Legislation has been proposed in Congress to increase the regulation of transactions involving OTC derivatives. The proposed legislation sets out parallel regulatory frameworks for the regulation of swap markets, dealers, and major swap participants, with the authority to regulate such transactions being held jointly by the Commodity Futures Trading Commission (“CFTC”), which would have jurisdiction over swaps, and the Securities and Exchange Commission, which would have jurisdiction over security-based swaps. The proposed legislation provides that standardized swap transactions between dealers and large market participants would have to be cleared and must be traded on an exchange or electronic platform. Although the proposed legislation provides exclusions from the clearing and certain other requirements for market participants, such as Mirant, utilizing OTC derivatives to hedge commercial risks, such exclusions are the focus of debate and may not ultimately be part of any final legislation. Greater regulation of OTC derivatives could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges, by significantly increasing the collateral costs associated with such activities.

In addition to the proposed legislation, the CFTC has proposed designation of certain electricity contracts as significant price discovery contracts (“SPDCs”), including contracts traded on the Intercontinental Exchange based on CAISO and PJM West Hub locational marginal pricing. SPDC designation would subject these contracts to new more stringent requirements and could set a precedent for tighter requirements for other contracts.

PJM Reliability Pricing Model Forward Capacity Market.    Our Mid-Atlantic facilities sell electricity into the markets operated by PJM. Load-serving entities within PJM are required to have adequate sources of generating capacity. Our facilities located in the Mid-Atlantic region that sell electricity into the PJM market participate in the reliability pricing model (the “RPM”) forward capacity market. On December 12, 2008, PJM filed with the FERC to revise elements of the RPM forward capacity market. PJM sought to implement these changes in time for the May 2009 annual auction for the provision of capacity from June 1, 2012, to May 31, 2013. We and others filed oppositions to the proposed changes with the FERC. On February 9, 2009, PJM, a coalition of PJM customers, and several state public service commissions filed a settlement agreement with the FERC that, if approved, would materially modify several provisions of the December 2008 filing to the detriment of suppliers in the RPM capacity auction. Under the FERC’s rules and regulations, any party to a contested proceeding may unilaterally file a settlement in that proceeding with the FERC. We and others filed comments opposing the settlement. On March 26, 2009, the FERC issued an order that accepted the majority of changes to elements of the RPM forward capacity market proposed in the December 2008 filing and rejected the majority of changes to elements of the RPM forward capacity market proposed in the February 2009 settlement filing. Other parties have sought rehearing of the FERC’s March 26, 2009, order. On August 14, 2009, the FERC issued an order granting limited requests for rehearing and clarification of the March 26, 2009, order but did not materially change its findings set forth in the March 26, 2009, order. No party sought judicial review of the FERC’s March 26 and August 14, 2009, orders.

Virginia CAIR Implementation.    In April 2006, Virginia enacted legislation that, among other things, granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in a non-attainment area from purchasing SO2 and NOx allowances to achieve compliance under the EPA’s CAIR. In the fourth quarter of 2007, the Virginia State Air Pollution Control Board approved regulations that it interprets as prohibiting the acquisition in any manner of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia. Mirant Potomac River’s Potomac River facility is located in a non-attainment area for ozone. Thus, this Virginia regulation effectively caps the Potomac River facility’s SO2 and NOx emissions at amounts equal to the allowances allocated to the facility, which has constrained the facility’s operations. Mirant Potomac River challenged the legality of the regulations regarding the trading of NOx allowances in Virginia state court. In July 2008, the Circuit Court for the City of Richmond, Virginia issued a ruling dismissing that challenge, which ruling Mirant Potomac River appealed. On June 23, 2009, the Court of Appeals of Virginia issued an opinion reversing the circuit court, concluding that the Virginia State Air Pollution Control Board exceeded its statutory authority in the Virginia regulation by prohibiting facilities in non-attainment areas from using allowances acquired by any form of transfer to satisfy the requirements of the CAIR, rather than limiting the prohibition to purchased allowances. On August 4, 2009, the Virginia Court of Appeals denied a request for rehearing filed by the Virginia State Air Pollution Control Board. The Virginia State Air Pollution Control Board petitioned the Virginia Supreme Court to review the decision by the Virginia Court of Appeals, and the Virginia Supreme Court denied that request on October 15, 2009.

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

In 2009, we expect to produce approximately 14.5 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities. The RGGI regulations require those facilities to obtain allowances to emit CO2 beginning in 2009. No allowances were granted to existing sources of such emissions. Instead, allowances have been made available for such facilities only by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI, which were amended on May 8, 2009, also provide that if the allowance clearing price reaches or exceeds $7 per ton of CO2 in the auctions of allowances that occur during the first three years, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale to generators in Maryland. In this scenario, between 0 and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during specified historical periods as compared to the total average input for all affected Maryland generators in existence at that time. In none of the auctions held to date has the price reached $7 per ton.

The fifth auction of allowances by the RGGI states was held on September 9, 2009. The clearing price for the approximately 28 million allowances sold in the auction allocated for use beginning in 2009 was $2.19 per ton. Allowances allocated for use beginning in 2012 were also made available, and the clearing price for the approximately 2 million of such allowances sold in the auction was $1.87 per ton. The allowances sold in this auction can be used for compliance in any of the RGGI states. Further auctions will occur quarterly through the end of the first compliance period in 2011, with the next auction scheduled for December 2, 2009.

Complying with the RGGI in Maryland, Massachusetts and New York could have a material adverse effect upon our operations and our operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI.

In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (“AB 32”), which requires that statewide greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the California Air Resource Board (“CARB”) approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that the CARB adopt a cap-and-trade regulation by January 2011 and that the cap and trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the Western Climate Initiative (“WCI”) for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with six other western states and four Canadian provinces to coordinate and implement a regional cap-and-trade program. AB 32, and any plans, rules and programs approved to implement AB 32, could have a material adverse effect on how we operate our California facilities and the costs of operating the facilities.

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

In April 2009, the Maryland General Assembly passed the Greenhouse Gas Emissions Reduction Act of 2009 (the “Maryland Act”), which became effective in October 2009. The Maryland Act requires a reduction in greenhouse gas emissions in Maryland by 25% from 2006 levels by 2020. However, this provision of the Maryland Act is only in effect through 2016 unless a subsequent statutory enactment extends its effective period. The Maryland Act requires the MDE to develop a proposed implementation plan to achieve these reductions by the end of 2011 and to adopt a final plan by the end of 2012.

Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Also, in light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA may also promulgate regulations regarding the emission of greenhouse gases. On April 17, 2009, the EPA issued a proposed determination under a portion of the Clean Air Act that regulates vehicles that greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change. In September 2009, the EPA promulgated a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities in the preceding year. Neither the proposed determination nor the rule requiring reporting seeks to restrict the emission of CO2, but Congress or the EPA will likely take action to regulate CO2 emissions within the next several years. The final form of such regulation will be influenced by political and economic factors and is uncertain at this time. Current proposals include a cap-and-trade system that would require us to purchase allowances for some or all of the CO2 emitted by our generating facilities. Although we expect that market prices for electricity would increase following such regulation and would allow us to recover a portion of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such regulation could have a material adverse effect on our consolidated statements of operations, financial position and cash flows. We expect to produce approximately 16.2 million total tons of CO2 at our generating facilities in 2009.

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

The accrual model is used to account for our revenues from the sale of energy, capacity and ancillary services. We recognize revenue when it has been earned and collection is probable as a result of electricity delivered or capacity available to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO or RTO, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices.

The fair value model is used to measure fair value on a recurring basis for derivative energy contracts that are used to manage our exposure to commodity price risk or that are used in our proprietary trading and fuel oil management activities. We use a variety of derivative financial instruments, such as futures, forwards, swaps and option contracts, in the management of our business. Such derivative financial instruments have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Derivative financial instruments are reflected in our consolidated financial statements at fair value, with changes in fair value recognized currently in income unless they qualify for a scope exception pursuant to the accounting guidance. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative financial instruments is included in derivative contract assets and liabilities in our condensed consolidated balance sheets. Transactions that are not accounted for using the fair value model under the accounting guidance for derivative financial instruments are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. We recognize inception gains and losses, for transactions at other than the bid price or ask price, immediately in income.

Key Assumptions and Approach Used.    Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. We think that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. We have not identified any distressed market conditions that would alter our valuation techniques at September 30, 2009. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Our assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of our total assets and less than 1% of our total liabilities measured at fair value at September 30, 2009.

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

Effect if Different Assumptions Used.    The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further sensitivities in our assumptions used to calculate fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on derivative financial instruments related to energy trading and marketing activities.

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

The accounting guidance related to impairments of long-lived assets requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangible assets for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-lived assets and definite-lived intangible assets may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operational analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

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

Mirant Bowline—Based on our current five-year forecast, Mirant Bowline is projected to operate at a net loss for the current year and to continue to have operating losses for the next several years. Therefore, we determined that our 1,139 MW Bowline generating facility should be evaluated for impairment in the second quarter. Our estimates of the asset’s undiscounted future cash flows for purposes of our impairment analysis required significant judgments related to future property tax assessments of the asset. Our estimates also included assumptions related to the future capacity and energy revenues our Bowline generating facility is projected to earn. Additionally, we assumed we would monetize excess emissions allowances by selling them. The sum of the probability weighted undiscounted cash flows through the facility’s estimated remaining useful life of 2027 exceeded the carrying value as of June 30, 2009. There were no additional events in the third quarter that required us to update our previous impairment analysis. As a result, we did not record an impairment charge for the nine months ended September 30, 2009. The carrying value of the Bowline generating facility represented approximately 4% of our total property, plant and equipment, net at September 30, 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our impairment analysis of the Bowline generating facility.

Mirant Potrero—In the third quarter of 2009, Mirant Potrero executed a settlement agreement with the City of San Francisco in which it agreed to shut down the Potrero facility when it is no longer needed for reliability, as determined by the CAISO. That settlement agreement must be approved by an ordinance adopted by the City of San Francisco before it becomes effective, which approval Mirant Potrero expects to occur in the fourth quarter of 2009. Mirant Potrero agreed in the settlement agreement to submit to the CAISO a notice of intent to shut down the facility as of December 31, 2010. The CAISO will make the final determination on when each of the units at the Potrero generating facility is no longer needed for reliability and may be shut down. As a result of the settlement agreement, we evaluated our 362 MW Potrero generating facility for impairment during the third quarter. We developed multiple scenarios for the future expected operations of the Potrero generating facility based on the settlement agreement and the expected timing of certain projects to ensure reliability of electricity supply for the City of San Francisco. One such project is the TransBay Cable, an underwater electric transmission cable in the San Francisco Bay that is expected to decrease the need for generating resources in the City of San Francisco, which we expect to become operational by mid-2010 and reduce the reliability need for our Potrero unit 3. Our cash flows included assumptions about the future operating costs of the Potrero facility as well as the corresponding revenues to be received under an RMR agreement. We also obtained multiple appraisals to value the land. The sum of the probability weighted undiscounted cash flows for the Potrero generating facility exceeded the carrying value as of September 30, 2009. As a result, we did not record an impairment charge for the tangible assets at the Potrero generating facility for the three and nine months ended September 30, 2009. The carrying value of the Potrero generating facility represented approximately 1% of our total property, plant and equipment, net at September 30, 2009.

The asset group for Mirant Potrero included intangible assets recorded at Mirant California related to trading rights and development rights. As a result of certain terms included in the settlement agreement, we separately evaluated the trading and development rights associated with the Potrero generating facility for impairment and determined that both of these intangible assets were fully impaired as of September 30, 2009. Accordingly, we recognized an impairment loss of $9 million on our unaudited condensed consolidated statement of operations to write off the carrying value of the intangible assets related to the Potrero generating facility. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our impairment analysis of the Potrero generating facility and related intangible assets.

Mirant Delta—On September 2, 2009, Mirant Delta entered into an agreement with PG&E to extend the existing tolling agreement for units 6 and 7 of the Contra Costa facility from November 2011 through April 2013. As part of the extension agreement, and subject to any necessary regulatory approval, Mirant Delta agreed to retire Contra Costa units 6 and 7. We evaluated the trading rights related to Mirant Delta’s Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the retirement provisions in the extension of the tolling agreement. Since the Contra Costa generating facility is under contract with PG&E through the expected shutdown date of April 2013, we determined the intangible asset was fully impaired as of September 30, 2009. We recorded an impairment loss of $5 million on our unaudited condensed consolidated statement of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility.

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

During 2009, NSTAR Electric completed planned upgrades to the SEMA transmission system. These upgrades are expected to reduce the need for the Canal generating facility to operate to maintain local reliability. The final phase of these transmission upgrades was completed in the third quarter of 2009. We will continue to monitor the effect of the transmission upgrades and other developments related to the Canal generating facility. The carrying value of the Canal generating facility represented approximately 5% of our total property, plant and equipment, net at September 30, 2009.

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

We are currently involved in certain legal proceedings. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable and can be reasonably estimated. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially affect our results of operations and the ultimate resolution may be materially different from the estimates that we make.

Recently Adopted Accounting Guidance

See Note A to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our recently adopted accounting guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily associated with commodity prices. We also consider risks associated with interest rates and credit when valuing our derivative financial instruments.

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $722 million at September 30, 2009. The estimated net fair value of our derivative contract assets and liabilities was a net asset of $87 million at September 30, 2008. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the nine months ended September 30, 2009 and 2008, respectively (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	6	(109)	(103)
Roll off of previous values[2]	(419)	(67)	(486)
Purchases, issuances and settlements[3]	550	106	656

Fair value of portfolio of assets and liabilities at September 30, 2009	$686	$36	$722

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2008[4]	$(133)	$4	$(129)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	64	(10)	54
Roll off of previous values[2]	304	33	337
Purchases, issuances and settlements[3]	(165)	(10)	(175)

Fair value of portfolio of assets and liabilities at September 30, 2008	$70	$17	$87

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
[4]

Reflects our portfolio of derivative contract assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of the fair value measurements accounting guidance on January 1, 2008.

The tables above do not include long-term coal agreements that are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. See “Long-Term Coal Agreement Risk” for further discussion later in this section.

We did not elect the fair value option for any financial instruments under the accounting guidance. However, we do transact using derivative financial instruments, which are required to be recorded at fair value under the accounting guidance related to derivative financial instruments in our unaudited condensed consolidated balance sheets.

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. We recognized a reserve, which is reflected as a reduction of our derivative contract assets, related to counterparty credit risk of $16 million and $52 million at September 30, 2009 and December 31, 2008, respectively.

We have historically calculated the credit reserve for all of our derivative contract assets considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In accordance with the fair value measurements accounting guidance, we calculate the credit reserve through consideration of observable market inputs, when available. Our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 69% of our net notional position at September 30, 2009, are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate a credit reserve using published spreads on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. Potential loss exposure is calculated as our current exposure plus a calculated VaR over the remaining life of the contracts. We apply a similar approach to calculate the fair value of our coal contracts that are not included in derivative contract assets and liabilities in the condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $2 million in our credit reserve as of September 30, 2009. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of less than $1 million in our credit reserve for our long-term coal agreements that are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2009.

The default risk for the remainder of the portfolio is generally offset by cash collateral or other credit enhancements. For the remainder of our risk management portfolio, we use published historical default probabilities to calculate a credit reserve applied to our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments. Potential loss exposure is calculated as our current exposure plus a calculated five-day VaR. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. A downgrade of one notch in the average credit rating of our counterparties in this portion of the portfolio would have an immaterial effect on our credit reserve as of September 30, 2009.

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

Mirant Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for non-performance, which is based on the probability of our default. We determine this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one-year probability of our default based on our current credit rating. The one-year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. The non-performance adjustment related to our credit risk at September 30, 2009, was immaterial. A downgrade of one notch in our credit rating would have an effect of less than $1 million on our unaudited condensed consolidated statement of operations as of September 30, 2009.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy typically include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At September 30, 2009, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered those markets with few transactions, non-current pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. At September 30, 2009, our assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of our total assets and less than 1% of our total liabilities measured at fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $3 million to our derivative contract assets and a decrease of $2 million to our derivative contract liabilities at September 30, 2009.

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

Long-Term Coal Agreement Risk

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. We enter into contracts of varying tenors to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with varying lengths, some of which extend to 2013. Most of our coal contracts are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2009, the estimated net fair value of these long-term coal agreements was approximately $(171) million.

In addition, we have non-performance risk associated with our long-term coal agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal in the market to meet our needs, or power in the market to meet our obligations. In addition, a number of the coal suppliers do not currently have an investment grade credit rating and, accordingly, we may have limited recourse to collect damages in the event of default by a supplier. We seek to mitigate this risk through diversification of coal suppliers and through guarantees. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Non-performance or default risk by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of these agreements and our credit concentration tables.

For a further discussion of market risks, our risk management policy and our use of VaR to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2009. Based upon this assessment, our management concluded that, as of September 30, 2009, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the three months ended September 30, 2009, we repurchased 1,631 shares for $26,438 for the settlement of minimum statutory payroll withholding taxes associated with the vesting of restricted shares and restricted stock units. These restricted shares and restricted stock units relate to grants that were made to executives and certain employees and are not related to a publicly announced share repurchase plan. See Note G contained elsewhere in this report for additional information related to stock-based compensation.

The following table sets forth information regarding repurchases of our common stock during the three-month period ended September 30, 2009:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
July 1, 2009—July 31, 2009	624	$16.15	—	$—
August 1, 2009—August 31, 2009	786	$17.07	—	$—
September 1, 2009—September 30, 2009	221	$17.85	—	$—

Total	1,631		—

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation of Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2006)
3.2	Amended and Restated Bylaws of Registrant (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 6, 2009)
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission
10.1*†	Engineering, Procurement and Construction Agreement, dated as of July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc.
10.2*	Mirant North America, LLC—Credit Agreement with Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A
31.1*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
101*	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 6, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Asterisk indicates exhibits filed herewith.
†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT CORPORATION

Date: November 5, 2009	By:	/s/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)