Form 10-Q
period 2010-03-31
MIRANT CORP
filed 2010-05-07
CIK 1010775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

As of May 3, 2010, there were 145,457,714 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

EOB—California Electricity Oversight Board.

EPA—United States Environmental Protection Agency.

EPC—Engineering, procurement and construction.

EPS—Earnings per share.

Exchange Act—Securities Exchange Act of 1934.

Exchange Ratio—Right of Mirant Corporation stockholders to receive 2.835 shares of common stock of RRI Energy, Inc.

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

GAAP—United States generally accepted accounting principles.

GenOn Energy—GenOn Energy, Inc.

Gross Margin—Operating revenue less cost of fuel, electricity and other products, excluding depreciation and amortization.

Hudson Valley Gas—Hudson Valley Gas Corporation.

Intermediate Generating Units—Units that meet system requirements that are greater than baseload and less than peaking.

i

ISO—Independent System Operator.

ISO-NE—Independent System Operator-New England.

LIBOR—London InterBank Offered Rate.

MC Asset Recovery—MC Asset Recovery, LLC.

MDE—Maryland Department of the Environment.

Merger Agreement—An agreement and plan of merger into which Mirant Corporation entered with RRI Energy, Inc. and RRI Energy Holdings, Inc. on April 11, 2010.

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

NOV —Notice of violation.

NOx—Nitrogen oxides.

NSR—New source review.

ii

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

RGGI—Regional Greenhouse Gas Initiative.

RMR—Reliability-must-run.

RRI Energy—RRI Energy, Inc.

RTO—Regional Transmission Organization.

Scrubbers—Flue gas desulfurization emissions controls.

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

•

increased credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of proposed legislation governing derivative financial instruments;

•

our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, including as a result of proposed legislation governing derivative financial instruments, which may affect our ability to engage in asset management, proprietary trading and fuel oil management activities as expected, or result in material gains or losses from open positions;

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

•

the expected timing and likelihood of completion of the proposed merger with RRI Energy, including the timing, receipt and terms and conditions of required stockholder, governmental and regulatory approvals that may reduce anticipated benefits or cause the parties to abandon the merger; the ability of the parties to arrange debt financing in an amount sufficient to fund the refinancing contemplated in, and on terms consistent with, the Merger Agreement; the diversion of management’s time and attention from our ongoing business during the time we are seeking to complete the merger; the ability to maintain relationships with employees, customers and suppliers; the ability to integrate successfully the businesses and realize cost savings and any other synergies; and the risk that credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

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

•	our failure to utilize new or advancements in power generation technologies;

•	the inability of our operating subsidiaries to generate sufficient cash flow to support our operations;

•	the potential limitation or loss of our income tax NOLs notwithstanding a continuation of our stockholder rights plan;

•	our ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	our ability to obtain or develop capable leaders and our ability to retain or replace the services of key employees;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	curtailment of operations and reduced prices for electricity resulting from transmission constraints;

•	our ability to execute our business plan in California, including entering into new tolling arrangements for our existing generating facilities;

•

our ability to execute our development plan in respect of our Marsh Landing generating facility, including obtaining the permits necessary for construction and operation of the generating facility, securing the necessary project financing for construction of the generating facility and completing the construction of the generating facility by mid-2013;

•	our relative lack of geographic diversification of revenue sources resulting in concentrated exposure to the Mid-Atlantic market;

•	the ability of lenders under Mirant North America’s revolving credit facility to perform their obligations;

•	war, terrorist activities, cyberterrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss;

•	our failure to provide a safe working environment for our employees and visitors thereby increasing our exposure to additional liability, loss of productive time, other costs and a damaged reputation;

•	our consolidated indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect our future performance (business, results of operations or financial condition and cash flows) are set forth in our 2009 Annual Report on Form 10-K and elsewhere in this Form 10-Q and are incorporated herein by reference.

Certain Terms

As used in this report, unless the context requires otherwise, “we,” “us,” “our,” the “Company” and “Mirant” refer to Old Mirant and its subsidiaries prior to January 3, 2006 and to New Mirant and its subsidiaries on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in millions, except per share data)
Operating revenues (including unrealized gains of $363 million and $255 million, respectively)	$880	$878
Cost of fuel, electricity and other products (including unrealized losses of $11 million and $1 million, respectively)	207	271

Gross Margin (excluding depreciation and amortization)	673	607

Operating Expenses:
Operations and maintenance	166	162
Depreciation and amortization	51	36
Gain on sales of assets, net	(2)	(15)

Total operating expenses, net	215	183

Operating Income	458	424

Other Expense (Income), net:
Interest expense	50	38
Interest income	—	(2)
Other, net	1	—

Total other expense, net	51	36

Income Before Income Taxes	407	388
Provision for income taxes	—	8

Net Income	$407	$380

Basic and Diluted EPS:
Basic EPS	$2.81	$2.62

Diluted EPS	$2.79	$2.62

Weighted average shares outstanding	145	145
Effect of dilutive securities	1	—

Weighted average shares outstanding assuming dilution	146	145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31, 2010	At December 31, 2009
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,105	$1,953
Funds on deposit	201	181
Receivables, net	367	412
Derivative contract assets	2,837	1,416
Inventories	247	241
Prepaid expenses	133	144

Total current assets	5,890	4,347

Property, Plant and Equipment, net	3,647	3,633

Noncurrent Assets:
Intangible assets, net	169	171
Derivative contract assets	1,003	599
Deferred income taxes	539	376
Prepaid rent	280	304
Other	90	98

Total noncurrent assets	2,081	1,548

Total Assets	$11,618	$9,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$26	$75
Accounts payable and accrued liabilities	816	718
Derivative contract liabilities	2,394	1,150
Deferred income taxes	539	376
Other	7	4

Total current liabilities	3,782	2,323

Noncurrent Liabilities:
Long-term debt, net of current portion	2,538	2,556
Derivative contract liabilities	392	163
Pension and postretirement obligations	114	113
Other	69	58

Total noncurrent liabilities	3,113	2,890

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at March 31, 2010 and December 31, 2009	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 311,866,593 shares and 311,230,486 shares at March 31, 2010 and December 31, 2009, respectively, and outstanding 145,404,164 shares and 144,946,815 shares at March 31, 2010 and December 31, 2009, respectively	3	3
Treasury stock, at cost, 166,462,429 shares and 166,283,671 shares at March 31, 2010 and December 31, 2009, respectively	(5,336)	(5,334)
Additional paid-in capital	11,432	11,427
Accumulated deficit	(1,321)	(1,728)
Accumulated other comprehensive loss	(55)	(53)

Total stockholders’ equity	4,723	4,315

Total Liabilities and Stockholders’ Equity	$11,618	$9,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in millions)
Balance, December 31, 2009	$3	$(5,334)	$11,427	$(1,728)	$(53)	$4,315
Share repurchases	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	5	—	—	5

Total stockholders’ equity before other comprehensive income						4,318
Net income	—	—	—	407	—	407
Pension and other postretirement benefits	—	—	—	—	(2)	(2)

Total other comprehensive income						405

Balance, March 31, 2010	$3	$(5,336)	$11,432	$(1,321)	$(55)	$4,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash Flows from Operating Activities:
Net income	$407	$380

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	52	37
Gain on sales of assets, net	(2)	(15)
Unrealized gains on derivative contracts, net	(352)	(254)
Stock-based compensation expense	5	5
Lower of cost or market inventory adjustments	8	10
Funds on deposit	(14)	(3)
Changes in other operating assets and liabilities	198	111

Total adjustments	(105)	(109)

Net cash provided by operating activities of continuing operations	302	271
Net cash provided by operating activities of discontinued operations	2	2

Net cash provided by operating activities	304	273

Cash Flows from Investing Activities:
Capital expenditures	(85)	(171)
Proceeds from the sales of assets	2	15
Capital contributions	—	(4)
Restricted deposit payments and other	—	1

Net cash used in investing activities	(83)	(159)

Cash Flows from Financing Activities:
Repayment of long-term debt	(67)	(39)
Share repurchases	(2)	(1)

Net cash used in financing activities	(69)	(40)

Net Increase in Cash and Cash Equivalents	152	74
Cash and Cash Equivalents, beginning of period	1,953	1,831

Cash and Cash Equivalents, end of period	$2,105	$1,905

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$2	$1
Cash paid for claims and professional fees from bankruptcy	$—	$1

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

Proposed Merger with RRI Energy

On April 11, 2010, Mirant entered into the Merger Agreement with RRI Energy and RRI Energy Holdings, Inc. (“Merger Sub”), a direct and wholly-owned subsidiary of RRI Energy. Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by each of the boards of directors of Mirant and RRI Energy, Merger Sub will merge with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. The merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, so that none of RRI Energy, Merger Sub, Mirant or any of the Mirant stockholders generally will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize gain with respect to cash received in lieu of fractional shares of RRI Energy common stock. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, will automatically be converted into shares of common stock of RRI Energy based on the Exchange Ratio. Additionally, upon the closing of the merger, RRI Energy will be renamed GenOn Energy. Mirant stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to RRI Energy common stock, after giving effect to the Exchange Ratio. As a result of the merger, Mirant stockholders will own approximately 54% of the equity of the combined company and RRI Energy stockholders will own approximately 46%.

Completion of the merger is subject to various customary conditions, including, among others, (i) approval by RRI Energy stockholders of the issuance of RRI Energy common stock in the merger, (ii) adoption of the Merger Agreement by Mirant stockholders, (iii) effectiveness of the registration statement for the RRI Energy common stock to be issued in the merger, (iv) approval of the listing on the NYSE of the RRI Energy common stock to be issued in the merger, (v) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (vi) receipt of all required regulatory approvals and (vii) consummation by GenOn Energy of debt financings in an amount sufficient to fund the refinancing transactions contemplated by, and on terms consistent with, the Merger Agreement.

Among the refinancing transactions noted above, the completion of the merger is conditioned on GenOn Energy consummating certain debt financing transactions, including securing a new revolving credit facility. The new GenOn Energy debt financing and revolving credit facility will be used, in part, to redeem the Mirant North America senior notes and to repay and terminate the Mirant North America term loan and revolving credit facility. See Note C for additional information on Mirant North America’s debt.

Both Mirant and RRI Energy are subject to restrictions on their ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties, except under limited circumstances to permit Mirant’s and RRI Energy’s boards of directors to comply with their fiduciary duties. The Merger Agreement contains certain termination rights for both

Mirant and RRI Energy, and further provides that, upon termination of the Merger Agreement under specified circumstances, Mirant or RRI Energy may be required to pay the other a termination fee of either $37.15 million or $57.78 million. Further information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 to be filed by RRI Energy with the SEC.

Provided neither has experienced an ownership change between December 31, 2009, and the closing date of the merger, each of Mirant and RRI Energy is expected separately to experience an ownership change, as defined in Section (“§”) 382 of the Internal Revenue Code of 1986, on the merger date as a consequence of the merger. Immediately following the merger, Mirant and RRI Energy will be members of the same consolidated federal income tax group. The ability of this consolidated tax group to deduct the pre-merger NOL carry forwards of Mirant and RRI Energy against the post-merger taxable income of the group will be substantially limited as a result of these ownership changes.

The merger is expected to be completed by the end of 2010. Prior to the completion of the merger, Mirant and RRI Energy will continue to operate as independent companies. Except for specific references to the proposed merger, the disclosures contained in this report on Form 10-Q relate solely to Mirant.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries. The consolidated financial statements have been prepared from records maintained by Mirant and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2010, substantially all of Mirant’s subsidiaries are wholly-owned and located in the United States.

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

The Company evaluates events that occur after its balance sheet date but before its financial statements are issued for potential recognition or disclosure. Based on the evaluation, the Company determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

MC Asset Recovery

MC Asset Recovery, although wholly-owned by Mirant, is governed by managers who are independent of Mirant and its other subsidiaries. MC Asset Recovery is considered a VIE because of the Company’s potential tax obligations which could arise from potential recoveries from legal actions that MC Asset Recovery is pursuing. Prior to January 1, 2010, under previous accounting guidance, Mirant was considered the primary beneficiary of MC Asset Recovery and included the VIE in the Company’s consolidated financial statements. Based on the revised guidance related to accounting for VIEs that became effective on January 1, 2010, the Company reassessed its relationship with MC Asset Recovery and determined that the Company is no longer deemed to be the primary beneficiary. The characteristics of a primary beneficiary, as defined in the accounting guidance are: (a) the entity must have the power to direct the activities or make decisions that most significantly affect the VIE’s economic performance and (b) the entity must have an obligation to absorb losses or receive benefits that could be significant to the VIE. As MC Asset Recovery is governed by an independent Board of Managers that has sole power and control over the decisions that affect MC Asset Recovery’s economic performance, the Company does not meet the characteristics of a primary beneficiary. Additionally, the Company no longer has any obligation to provide funding to MC Asset Recovery. However, under the Plan, the Company is responsible for the taxes owed, if any, on any net recoveries up to $175 million obtained by MC Asset Recovery. The Company currently retains any tax obligations arising from the next approximately $74 million of potential recoveries by MC Asset Recovery. As a result of the initial application of this accounting guidance, the Company deconsolidated MC Asset Recovery effective January 1, 2010, and adjusted prior periods to conform to the current presentation. See Note J for further discussion of MC Asset Recovery.

At March 31, 2010 and December 31, 2009, MC Asset Recovery had current assets and current liabilities of $38 million and $39 million, respectively, which are not included in the Company’s unaudited condensed consolidated balance sheets. For both the three months ended March 31, 2010 and 2009, MC Asset Recovery had operations and maintenance expense of less than $1 million, which is not included in the Company’s unaudited condensed consolidated statements of operations. The effect of deconsolidation on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2009, was to present $4 million of operating costs of MC Asset Recovery which were funded by the Company, and had previously been appropriately included in operating activities, as an investing activity. The deconsolidation resulted in an increase in net cash provided by operating activities and an increase in net cash used in investing activities on the Company’s unaudited condensed consolidated statement of cash flows for that period. There was no effect on the Company’s unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2010.

Inventories

Inventories consist primarily of fuel oil, coal, materials and supplies and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value and is expensed on a weighted average cost basis. Fuel inventory is removed from the inventory account as it is used in the generation of electricity. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations as they are utilized for emissions volumes.

Inventories were comprised of the following (in millions):

	At March 31, 2010	At December 31, 2009
Fuel inventory:
Fuel oil	$128	$99
Coal	31	52
Other	1	1
Materials and supplies	67	66
Purchased emissions allowances	20	23

Total inventories	$247	$241

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

For the three months ended March 31, 2010 and 2009, the Company incurred the following interest costs (in millions):

	Three Months Ended March 31,
	2010	2009
Total interest costs	$52	$53
Capitalized and included in property, plant and equipment, net	(2)	(15)

Interest expense	$50	$38

The amounts of capitalized interest above include interest accrued. For the three months ended March 31, 2010 and 2009, cash paid for interest was $2 million and $3 million, respectively, of which $0 and $2 million, respectively, were capitalized.

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

Recently Adopted Accounting Guidance

On June 12, 2009, the FASB issued guidance which requires the Company to perform an analysis to determine whether the Company’s variable interest gives it a controlling financial interest in a VIE. This analysis should identify the primary beneficiary of a VIE. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and enhances the disclosures to provide more information regarding the Company’s involvement in a VIE. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this accounting guidance on January 1, 2010, and as a result, deconsolidated MC Asset Recovery. See Note J for further details on MC Asset Recovery.

On January 21, 2010, the FASB issued guidance that enhances the disclosures for fair value measurements. The guidance requires the Company to disclose separately the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for the significant transfers, the valuation techniques and inputs used and the classes of assets and liabilities accounted for at fair value on a recurring basis. The Company adopted this accounting guidance for the quarter ended March 31, 2010. See Note B for additional information on fair value measurements.

On February 25, 2010, the FASB issued guidance that amends its requirement for public companies to disclose the date through which the Company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the subsequent event disclosure requirements for the quarter ended March 31, 2010, and the adoption had no effect on the Company’s unaudited condensed consolidated statements of operations, financial position or cash flows. The Company continues to evaluate subsequent events through the date when the financial statements are issued.

New Accounting Guidance Not Yet Adopted at March 31, 2010

On January 21, 2010, the FASB issued guidance that requires a reconciliation for Level 3 fair value measurements, including presenting separately the amount of purchases, issuances and settlements on a gross basis. The Company currently discloses the amount of purchases, issuances and settlements on a net basis within its roll forward of Level 3 fair value measurements in Note B. These disclosure requirements are effective for fiscal years beginning after December 15, 2010. The Company will present these disclosures in its Form 10-Q for the quarter ended March 31, 2011.

B. Financial Instruments

Derivative Financial Instruments

In connection with the business of generating electricity, the Company is exposed to energy commodity price risk associated with the acquisition of fuel and emissions allowances needed to generate electricity, the price of electricity produced and sold and the fair value of fuel inventories. In addition, the open positions in the Company’s trading activities, comprised of proprietary trading and fuel oil management activities, expose it to risks associated with changes in energy commodity prices. The Company, through its asset management activities, enters into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks. These contracts have varying terms and durations, which range from a few days to years, depending on the instrument. The Company’s proprietary trading activities also utilize similar derivative financial instruments in markets where the Company has a physical presence to attempt to generate incremental gross margin. The Company’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of the Company’s physical fuel oil inventories and to optimize the approximately three million barrels of storage capacity that the Company owns or leases.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue, and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Most of the Company’s long-term coal agreements are not required to be recorded at fair value because of the Company’s election of normal purchases treatment under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and are not included in the tables below. Changes in the fair value and settlements of derivative contracts for trading activities, comprised of proprietary trading and fuel oil management, are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2010, the Company does not have any derivative financial instruments for which hedge accounting has been elected and option contracts comprise less than 1% of the Company’s net derivative contract assets.

The Company also considers risks associated with interest rates, counterparty credit and Mirant’s own non-performance risk when valuing its derivative financial instruments. The nominal value of the derivative contract assets and liabilities is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the Company’s transactions being valued.

The following table presents the fair value of each class of derivative financial instruments related to commodity price risk (in millions):

		Fair Value at
Commodity Derivative Contracts	Balance Sheet Location	March 31, 2010	December 31, 2009
Asset management:
Power	Derivative contract assets	$1,836	$1,178
Fuel	Derivative contract assets	27	26

Total asset management		1,863	1,204

Trading activities	Derivative contract assets	1,977	811

Total derivative contract assets		3,840	2,015

Asset management:
Power	Derivative contract liabilities	(793)	(488)
Fuel	Derivative contract liabilities	(26)	(15)

Total asset management		(819)	(503)

Trading activities	Derivative contract liabilities	(1,967)	(810)

Total derivative contract liabilities		(2,786)	(1,313)

Asset management, net:
Power		1,043	690
Fuel		1	11

Total asset management		1,044	701

Trading activities, net		10	1

Total derivative contracts, net		$1,054	$702

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended March 31, 2010
Commodity Derivative Contracts		Realized	Unrealized	Total
Asset management	Operating revenues	$85	$353	$438
Trading activities	Operating revenues	19	10	29
Asset management	Cost of fuel, electricity and other products	(15)	(11)	(26)

Total		$89	$352	$441

	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended March 31, 2009

Commodity Derivative Contracts		Realized	Unrealized	Total
Asset management	Operating revenues	$136	$270	$406
Trading activities	Operating revenues	28	(15)	13
Asset management	Cost of fuel, electricity and other products	(16)	(1)	(17)

Total		$148	$254	$402

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at March 31, 2010 (in equivalent MWh):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Type:
Power[1]	(173)	133	(40)
Natural gas	(75)	75	—
Fuel oil	3	(3)	—
Coal	2	1	3

Total	(243)	206	(37)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power economically.

Fair Value Hierarchy

Based on the observability of the inputs used in the valuation techniques for fair value measurement, the Company is required to classify recorded fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value measurement inputs the Company uses vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. The Company’s financial assets and liabilities carried at fair value in the unaudited condensed consolidated financial statements are classified in three categories based on the inputs used.

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

The Company’s transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against the NYMEX prices. The Company’s transactions in Level 2 of the fair value hierarchy primarily include non-exchange-traded derivatives such as OTC forwards, swaps and options. The Company’s transactions in Level 3 of the fair value hierarchy primarily consist of financial power swaps in less liquid locations and long-term coal agreements that do not qualify for normal purchases treatment. The Company did not have any transfers between Levels 1 and 2 for the three months ended March 31, 2010.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010, by class and tenor, respectively. At March 31, 2010, the Company’s only financial assets and liabilities measured at fair value on a recurring basis are derivative financial instruments.

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2010, on a gross and net basis by class (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management:
Power	$9	$1,803	$24	$1,836
Fuel	8	5	14	27

Total commodity contracts—asset management	17	1,808	38	1,863
Commodity contracts—trading activities	966	951	60	1,977

Total derivative contract assets	983	2,759	98	3,840

Liabilities:
Commodity contracts—asset management:
Power	(43)	(744)	(6)	(793)
Fuel	(25)	(1)	—	(26)

Total commodity contracts—asset management	(68)	(745)	(6)	(819)
Commodity contracts—trading activities	(961)	(990)	(16)	(1,967)

Total derivative contract liabilities	(1,029)	(1,735)	(22)	(2,786)

Net:
Commodity contracts—asset management:
Power	(34)	1,059	18	1,043
Fuel	(17)	4	14	1

Total commodity contracts—asset management	(51)	1,063	32	1,044
Commodity contracts—trading activities, net	5	(39)	44	10

Total derivative contract assets and liabilities, net	$(46)	$1,024	$76	$1,054

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2009, on a gross and net basis by class (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management:
Power	$2	$1,162	$14	$1,178
Fuel	11	8	7	26

Total commodity contracts—asset management	13	1,170	21	1,204
Commodity contracts—trading activities	374	415	22	811

Total derivative contract assets	387	1,585	43	2,015

Liabilities:
Commodity contracts—asset management:
Power	(11)	(475)	(2)	(488)
Fuel	(14)	(1)	—	(15)

Total commodity contracts—asset management	(25)	(476)	(2)	(503)
Commodity contracts—trading activities	(368)	(433)	(9)	(810)

Total derivative contract liabilities	(393)	(909)	(11)	(1,313)

Net:
Commodity contracts—asset management:
Power	(9)	687	12	690
Fuel	(3)	7	7	11

Total commodity contracts—asset management	(12)	694	19	701
Commodity contracts—trading activities, net	6	(18)	13	1

Total derivative contract assets and liabilities, net	$(6)	$676	$32	$702

The following table presents net financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2010, by tenor (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
2010	$349	$6	$355
2011	230	9	239
2012	164	(5)	159
2013	153	—	153
2014	148	—	148
Thereafter	—	—	—

Total	$1,044	$10	$1,054

The volumetric weighted average maturity, or weighted average tenor, of the asset management derivative contract portfolio at March 31, 2010 and December 31, 2009, was approximately 21 months and 22 months, respectively. The volumetric weighted average maturity, or weighted average tenor, of the trading derivative contract portfolio at March 31, 2010 and December 31, 2009, was approximately 11 months and 9 months, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of net assets and liabilities categorized in Level 3 for the three months ended March 31, 2010 and 2009, and the amount included in income for the three months ended March 31, 2010 and 2009 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2010	$19	$13	$32
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(11)	21	10
Purchases, issuances and settlements[2]	(13)	10	(3)
Transfers out of Level 3[3]	37	—	37

Fair value of assets and liabilities categorized in Level 3 at March 31, 2010	$32	$44	$76

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$24	$22	$46
Total gains (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	6	2	8
Purchases, issuances and settlements[2]	9	9	18
Transfers in and/or out of Level 3[3]	—	—	—

Fair value of assets and liabilities categorized in Level 3 at March 31, 2009	$39	$33	$72

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

	Three Months Ended March 31, 2010
	Operating Revenues	Cost of Fuel	Total
Gains included in income	$38	$6	$44
Gains included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$38	$6	$44

	Three Months Ended March 31, 2009
	Operating Revenues	Cost of Fuel	Total
Gains included in income	$26	$—	$26
Gains included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$28	$—	$28

Counterparty Credit Concentration Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company manages its credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Company also has non-collateralized power hedges entered into by Mirant Mid-Atlantic. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Company’s credit reserve on its derivative contract assets was $17 million and $13 million at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, approximately $3 million and $12 million, respectively, of cash collateral posted to the Company by counterparties under master netting agreements were included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets.

The Company also monitors counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities (dollars in millions):

	At March 31, 2010
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$2,048	$183	$183	$—	—
Investment Grade:
Financial institutions	1,301	844	3	841	84%
Energy companies	724	164	35	129	13%
Other	2	1	—	1	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	8	8	—	8	1%
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	20	14	—	14	1%
Internally-rated non-investment grade	8	8	—	8	1%
Not internally rated	—	—	—	—	—

Total	$4,111	$1,222	$221	$1,001	100%

	At December 31, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$790	$96	$96	$—	—
Investment Grade:
Financial institutions	997	646	12	634	81%
Energy companies	497	125	13	112	14%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	34	27	—	27	4%
Internally-rated non-investment grade	8	8	—	8	1%
Not internally rated	—	—	—	—	—

Total	$2,326	$902	$121	$781	100%

[1]

Gross exposure before collateral represents credit exposure, including realized and unrealized transactions, before applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the unaudited condensed consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.

[2]	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.
[3]	Collateral includes cash and letters of credit received from counterparties.

The Company had aggregate credit exposure to three investment grade counterparties that each represented an exposure of more than 10% of total credit exposure, net of collateral and that totaled $617 million and $495 million at March 31, 2010 and December 31, 2009, respectively.

Mirant Credit Risk

The Company’s standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby the Company would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. Additionally, some of the Company’s contracts contain adequate assurance language, which is generally subjective in nature, but would most likely require the Company to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. However, as a result of the Company’s current credit rating, the Company is typically required to post collateral in the normal course of business to offset completely its net liability positions, after applying the terms of master netting agreements. At March 31, 2010, the fair value of the Company’s financial instruments with credit-risk-related contingent features in a net liability position was approximately $65 million for which the Company has posted collateral of $59 million, including cash and letters of credit, to offset substantially the position.

In addition, at March 31, 2010 and December 31, 2009, the Company had approximately $1 million and $25 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheets.

Fair Values of Other Financial Instruments

Other financial instruments recorded at fair value include cash and interest-bearing cash equivalents. The following methods are used by Mirant to estimate the fair value of financial instruments that are not otherwise carried at fair value on the accompanying unaudited condensed consolidated balance sheets:

Notes and Other Receivables.    The fair value of Mirant’s notes receivable are estimated using interest rates it would receive currently for similar types of arrangements.

Long- and Short-Term Debt.    The fair value of Mirant’s long- and short-term debt is estimated using quoted market prices, when available.

The carrying amounts and fair values of Mirant’s financial instruments are as follows (in millions):

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes and other receivables	$1	$1	$2	$2

Liabilities:
Long- and short-term debt	$2,564	$2,496	$2,631	$2,559

C. Long-Term Debt

Long-term debt was as follows (dollars in millions):

	At March 31, 2010	At December 31, 2009	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due May 2011	$535	$535	8.30%	Unsecured
Due October 2021	450	450	8.50%	Unsecured
Due May 2031	400	400	9.125%	Unsecured
Unamortized debt premiums (discounts), net	(3)	(3)
Mirant North America:
Senior secured term loan, due 2010 to 2013	307	373	LIBOR + 1.75%[1]	Secured
Senior notes, due December 2013	850	850	7.375%	Unsecured
Capital leases, due 2010 to 2015	25	26	7.375% -8.19%

Total	2,564	2,631
Less: current portion of long-term debt	(26)	(75)

Total long-term debt, net of current portion	$2,538	$2,556

[1]	The weighted average interest rate for the periods ended March 31, 2010 and December 31, 2009, was 1.98% and 2.13%, respectively.

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan due January 2013 and a senior secured revolving credit facility due January 2012. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $307 million as of March 31, 2010. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. During 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At March 31, 2010, the cash collateral balance was approximately $124 million as a result of interest earned on the invested cash balances. At March 31, 2010, there were approximately $120 million of letters of credit outstanding under the senior secured revolving credit facility and $123 million of letters of credit outstanding under the senior secured term loan cash collateral account. At March 31, 2010, $635 million was available under the senior secured revolving credit facility and less than $1 million was available under the senior secured term loan for cash draws or for the issuance of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million effective reduction as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., a lender under the facility.

In addition to quarterly principal installments, which are currently $0.8 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 10, 2010, Mirant North America made a mandatory principal prepayment of approximately $66 million on the term loan. At March 31, 2010, the current estimate of the mandatory principal prepayment of the term loan in March 2011 is approximately $18 million. This amount has been reclassified from long-term debt to current portion of long-term debt at March 31, 2010.

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

See Note A for a discussion of the contemplated repayment of the term loan and repayment and termination of the revolving credit facility in connection with the consummation of the proposed merger with RRI Energy.

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

See Note A for a discussion of the contemplated redemption of the senior notes in connection with the consummation of the proposed merger with RRI Energy.

D. Guarantees and Letters of Credit

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

Upon issuance or modification of a guarantee, the Company determines if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions of the accounting guidance related to guarantees. Such guarantees must initially be recorded at fair value, as determined in accordance with the accounting guidance. The Company did not have any guarantees at March 31, 2010, that met the recognition requirements of the accounting guidance.

For the three months ended March 31, 2010, Mirant had net increases to its guarantees of approximately $48 million, which included net increases of approximately $44 million to its letters of credit, approximately $3 million to other guarantees and approximately $1 million to its surety bonds.

This Note should be read in conjunction with the complete description under Note 7, Commitments and Contingencies – Guarantees, to the Company’s financial statements in its 2009 Annual Report on Form 10-K.

E. Pension and Other Postretirement Benefit Plans

Mirant has various defined benefit and defined contribution pension plans, and other postretirement benefit plans. For a further discussion of these plans see Note 6, Employee Benefit Plans in the Company’s 2009 Annual Report on Form 10-K.

Net Periodic Benefit Cost (Credit)

The components of the net periodic benefit cost (credit) are shown below (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$2	$2	$—	$1
Interest cost	4	4	1	1
Expected return of plan assets	(5)	(6)	—	—
Net amortization[1]	—	1	(2)	(2)

Net periodic benefit cost (credit)	$1	$1	$(1)	$—

[1]	Net amortization amount includes prior service costs and actuarial gains or losses.

F. Stock-based Compensation

On March 11, 2010, the Company granted stock options and issued restricted stock units to executives and certain other employees under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. The stock options have a ten-year term and the stock options and restricted stock units vest in three equal installments on each of the first, second and third anniversaries of the grant date. The stock options have an exercise price of $13.19, the Company’s closing stock price on the day of the grant, and a grant date fair value of $5.64. The restricted stock units have a grant date fair value of $13.19, the Company’s closing stock price on the day of the grant.

During both the three months ended March 31, 2010 and 2009, the Company recognized approximately $4 million of compensation expense related to stock options and restricted stock units. These amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations.

Stock-based compensation activity for the three months ended March 31, 2010, is as follows:

Stock Options—Service-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	4,040,576	$24.05	$5,818
Granted	951,224	$13.19
Exercised or converted	(40,416)	$10.40
Forfeited	(10,279)	$15.39
Expired	(3,298)	$31.28

Outstanding at March 31, 2010	4,937,807	$22.08	$529

Exercisable or convertible at March 31, 2010	3,071,584	$26.75	$192

Cash proceeds from exercise of options for the three months ended March 31, 2010	$420,326

Restricted Stock Units—Service-based

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,587,324	$14.95
Granted	990,200	$13.19
Vested	(595,693)	$18.07
Forfeited	(8,582)	$13.21

Outstanding at March 31, 2010	1,973,249	$13.13

Change of Control

If consummated, the proposed merger with RRI Energy will constitute a change of control as defined under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. As a result, all outstanding stock options and restricted stock units will become fully vested. The outstanding stock options will be converted into options to purchase RRI Energy common stock and restricted stock units will be converted into shares of RRI Energy based on the Exchange Ratio and the terms of the Merger Agreement. Upon the closing of the merger, RRI Energy will be renamed GenOn Energy. In addition, any unrecognized compensation expense associated with previously unvested stock options and restricted stock units will be immediately recognized as compensation expense. As of March 31, 2010, there was approximately $36 million of total unrecognized compensation cost, excluding estimated forfeitures, related to non-vested stock-based awards.

G. Earnings Per Share

Mirant calculates basic EPS by dividing income available to stockholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including unvested restricted stock units, stock options and warrants.

The following table shows the computation of basic and diluted EPS for the three months ended March 31, 2010 and 2009 (in millions except per share data):

	Three Months Ended March 31,
	2010	2009
Net income	$407	$380

Basic and diluted:
Weighted average shares outstanding—basic	145	145
Shares from assumed vesting of restricted stock units	1	—

Weighted average shares outstanding—diluted	146	145

Basic and Diluted EPS
Basic EPS	$2.81	$2.62

Diluted EPS	$2.79	$2.62

For the three months ended March 31, 2010 and 2009, the weighted average number of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive were as follows:

	Three Months Ended March 31,
	2010	2009
	(shares in millions)
Series A Warrants	27	27
Series B Warrants	7	7
Restricted stock units	—	1
Stock options	4	4

Total number of antidilutive shares	38	39

Change of Control—Series A Warrants and Series B Warrants

If the proposed merger with RRI Energy is consummated, the holders of the Series A Warrants and Series B Warrants will have the right to acquire and receive, upon the exercise of such warrants, the number of shares of RRI Energy common stock that would have been issued or paid to the holders of the Series A Warrants and Series B Warrants if such holders were to have exercised the Series A Warrants and Series B Warrants immediately prior to the closing of the merger. Upon the closing of the merger, RRI Energy will be renamed GenOn Energy. The obligations in respect of the outstanding Series A Warrants and Series B Warrants, which expire on January 3, 2011, will be assumed by GenOn Energy upon consummation of the proposed merger.

H. Stockholders’ Equity

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

On February 26, 2010, Mirant announced that the Board of Directors had extended the Stockholder Rights Plan and that the Company would submit the Stockholder Rights Plan to a stockholder vote at its 2010 Annual Meeting of Stockholders on May 6, 2010. On April 28, 2010, the Company entered into a further amendment to the Stockholders Rights Plan (the “Second Amendment”) with Mellon Investor Services LLC, as Rights Agent (the “Rights Agent”). The Second Amendment reduces the maximum term of the Stockholders Rights Plan from ten years to three years. Under the terms of the Stockholder Rights Plan (prior to the Second Amendment), the rights (as defined in the Stockholder Rights Plan) would have expired on the earliest of (i) February 25, 2020 (the “Fixed Date”), (ii) the time at which the rights are redeemed, (iii) the time at which the rights are exchanged, (iv) the repeal of §382 or any successor statute, or any other change, if the Board of Directors determines that the Stockholder Rights Plan is no longer necessary for the preservation of tax benefits, (v) the beginning of a taxable year of the Company for which the Board of Directors determines that no tax benefits may be carried forward and no built-in losses may be recognized, (vi) February 25, 2011 if stockholder approval has not been obtained, or (vii) a determination by the Board of Directors, prior to the time any person or group becomes an Acquiring Person (as defined in the Stockholder Rights Plan), that the Stockholder Rights Plan and the rights are no longer in the best interests of the Company and its stockholders. The Second Amendment amends the Fixed Date to February 25, 2013.

Provided neither has experienced an ownership change between December 31, 2009, and the closing date of the merger, each of Mirant and RRI Energy is expected separately to experience an ownership change, as defined in §382 of the Internal Revenue Code of 1986, on the merger date as a consequence of the merger. See Note A for further information on the proposed merger and the effect on the NOLs.

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

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2010:
Operating revenues[1]	$739	$72	$38	$31	$—	$880
Cost of fuel, electricity and other products[2]	155	44	8	—	—	207

Gross margin	584	28	30	31	—	673

Operating Expenses:
Operations and maintenance	113	24	20	9	—	166
Depreciation and amortization	33	6	8	4	—	51
Gain on sales of assets, net	(2)	—	—	—	—	(2)

Total operating expenses, net	144	30	28	13	—	215

Operating income (loss)	440	(2)	2	18	—	458
Total other expense, net	1	—	—	50	—	51

Net income (loss)	$439	$(2)	$2	$(32)	$—	$407

Total assets at March 31, 2010	$6,445	$650	$130	$7,415	$(3,022)	$11,618

[1]	Includes unrealized gains of $338 million, $15 million and $10 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized losses of $19 million for Northeast and unrealized gains of $8 million for Mid-Atlantic.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2009:
Operating revenues[1]	$672	$152	$35	$22	$(3)	$878
Cost of fuel, electricity and other products[2]	165	88	8	10	—	271

Gross margin	507	64	27	12	(3)	607

Operating Expenses:
Operations and maintenance	105	32	19	6	—	162
Depreciation and amortization	24	4	5	3	—	36
Gain on sales of assets, net	(8)	(2)	(1)	—	(4)	(15)

Total operating expenses, net	121	34	23	9	(4)	183

Operating income	386	30	4	3	1	424
Total other expense, net	1	—	1	34	—	36

Income (loss) before income taxes	385	30	3	(31)	1	388
Provision for income taxes	—	—	—	8	—	8

Net income (loss)	$385	$30	$3	$(39)	$1	$380

Total assets at December 31, 2009	$5,807	$616	$144	$5,239	$(2,278)	$9,528

[1]	Includes unrealized gains of $242 million and $28 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $15 million for Other Operations.
[2]	Includes unrealized losses of $2 million for Northeast and unrealized gains of $1 million for Mid-Atlantic.

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

Shareholder Litigation

Mirant and its directors have been named as defendants in four putative shareholder class actions filed in the Superior Court of Fulton County, Georgia, in connection with the merger of Mirant and RRI Energy: Rosenbloom v. Cason, et al., No. 2010CV184223, filed April 13, 2010; The Vladmir Gusinsky Living Trust v. Muller, et al., No, 2010CV184331, filed April 15, 2010; Ng v. Muller, et al., No. 2010CV184449, filed April 16, 2010; and Bayne v. Muller, et al., No. 2010CV184648, filed April 21, 2010. The complaints seek to enjoin the merger, alleging that Mirant’s directors breached their fiduciary duties by failing to maximize the value to be received by Mirant shareholders, by agreeing to certain deal protection measures, and by improperly considering certain directors’ personal interests in the transaction, such as future employment by the post-merger entity, in determining whether to enter into the Merger Agreement. Three of the complaints assert a claim of aiding and abetting breach of fiduciary duty against Mirant and RRI Energy; the fourth, Bayne, asserts this claim against RRI Energy alone. In addition to an order enjoining the transaction, the complaints variously seek, among other things: additional disclosures regarding the proposed transaction; an accounting to plaintiffs or imposition of a constructive trust in favor of plaintiffs for all damages allegedly caused by defendants and for all profits and any special benefits obtained as a result of defendants’ purported breaches of fiduciary duties; rescission of the transaction, if consummated, or an award to plaintiff of recessionary damages; and attorneys’ fees and expenses. Mirant and its directors view the complaints to be without merit and intend to defend against them vigorously.

Scrubber Contract Issues

Mirant Mid-Atlantic is working through various issues with Stone & Webster, Inc. (“Stone & Webster”), the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown generating facilities to determine the final amount owed to Stone & Webster. Stone & Webster is estimating that the cost incurred under the EPC contract at completion will exceed the amount currently budgeted. If the costs actually incurred for the EPC work were to equal the amount projected by Stone & Webster, the costs incurred by Mirant Mid-Atlantic and Mirant Chalk Point for environmental controls to meet the Maryland Healthy Air Act would exceed the $1.674 billion currently budgeted for the total project by approximately 4%. Mirant Mid-Atlantic is questioning various costs incurred by Stone & Webster and is auditing various components of the costs incurred by Stone & Webster. Mirant Mid-Atlantic also has submitted owner change orders to Stone & Webster that would reduce the costs incurred under the EPC contract by removing work included in the contract specifications that ultimately was not performed or that was completed by Mirant Mid-Atlantic. Mirant Mid-Atlantic expects the final contract amount to be less than the amount projected by Stone & Webster, but cannot predict how much of a reduction will be achieved. The current budget of $1.674 billion continues to represent management’s best estimate of the Company’s total capital expenditures for compliance with the Maryland Healthy Air Act.

Environmental Matters

Brandywine Fly Ash Facility.    By letter dated November 19, 2009, the Defenders of Wildlife, Sierra Club, Patuxent Riverkeeper and Chesapeake Climate Action Network (the “Brandywine Noticing Parties”) notified Mirant, Mirant Mid-Atlantic and Mirant MD Ash Management, LLC of their intent to file suit for violations of the Clean Water Act and Maryland’s Water Pollution Control Law alleged to have occurred at the Brandywine Fly Ash Facility owned by Mirant MD Ash Management in Prince George’s County, Maryland. They contend that the operation of the Brandywine facility has resulted in unpermitted discharges of certain pollutants, including aluminum, arsenic, cadmium, copper, lead, mercury, selenium and zinc, through three outfalls and through seepage to the ground water from the disposal cells at the facility. They also assert that the discharges cause violations of certain of Maryland’s water quality criteria. Finally, the Brandywine Noticing Parties contend that Mirant MD Ash Management failed to perform certain monitoring and sampling or to file certain reports required under its existing National Pollutant Discharge Elimination System (“NPDES”) permit for the Brandywine Fly Ash Facility. The notice states that the Brandywine Noticing Parties will request the court to enjoin further violations, to impose civil penalties under the Clean Water Act of up to $37,500 per day per violation for the period after January 4, 2006, and to award them attorney’s fees. By letter dated January 15, 2010, the MDE advised Mirant Mid-Atlantic and Mirant MD Ash Management of its intent to file suit for violations of the Clean Water Act and Maryland’s Water Pollution Control Law based upon factual allegations similar to those asserted by the Brandywine Noticing Parties. Mirant disputes the allegations of violations of the Clean Water Act and Maryland’s Water Pollution Control Law made by the Brandywine Noticing Parties in the November 19, 2009, letter and by MDE in its letter of January 15, 2010. On April 2, 2010, the MDE filed a complaint against Mirant Mid-Atlantic and Mirant MD Ash Management in the United States District Court for the District of Maryland asserting violations of the Clean Water Act and Maryland’s Water Pollution Control Law on the grounds alleged in the November 19, 2009, letter from the Brandywine Noticing Parties and the MDE’s letter of January 15, 2010.

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

Mirant Mid-Atlantic and Mirant Chalk Point 2008 Consent Decree.    In March 2008, Mirant Mid-Atlantic, Mirant Chalk Point and the MDE entered into a consent decree that provided stipulated penalties for various future violations of Maryland regulations related to emissions from the Chalk Point, Dickerson and Morgantown generating facilities. That consent decree provided in part that if emissions from the stacks for Morgantown units 1 and 2, the common stack for Chalk Point units 1 and 2, or the common stack for Dickerson units 1, 2 and 3 failed to achieve compliance with certain opacity limits in the period July 1, 2009 through December 31, 2009, a stipulated penalty would apply of $1,000 per day of violation. In February 2010, the MDE notified Mirant Mid-Atlantic that it was seeking payment of a stipulated penalty of $134,000 for failures to comply with these opacity limits during the third quarter of 2009. Mirant Mid-Atlantic and Mirant Chalk Point expect that a stipulated penalty of a lesser amount will also be owed for the fourth quarter of 2009. In April 2010, the MDE notified Mirant Mid-Atlantic and Mirant Chalk Point that it was seeking payment of a stipulated penalty of $91,000 for exceedances of the opacity limits in the fourth quarter of 2009.

Mirant Mid-Atlantic NOV Regarding Reporting of Ozone Season NOx Emissions.    In March 2010, the MDE issued an NOV to Mirant Mid-Atlantic asserting that it had failed in 2009 to comply with state regulations requiring it to notify MDE when the Chalk Point, Dickerson and Morgantown generating facilities had exceeded 80% of the applicable limitation on ozone season NOx emissions. The NOV states that such a violation can result in a civil penalty of up to $25,000 for each day of violation.

Mirant Potomac River NOV Regarding Particulate Matter Continuous Emissions Monitoring System.    By letter dated April 6, 2010, the Virginia DEQ issued an NOV to Mirant Potomac River asserting that it had failed to include required particulate matter continuous emissions monitoring system (“PM CEMS”) data in compliance reports submitted for the second half and fourth quarter of 2009. The NOV alleges that when the PM CEMS data was subsequently provided, it indicated that particulate matter emissions may have occurred above the permitted emission limit. The NOV states that such violations can result in various civil penalties, including a civil penalty of up to $32,500 for each day of violation.

Mirant Mid-Atlantic, Mirant Chalk Point and Mirant Potomac River Amended NOx Consent Decree.    In 2006, Mirant Mid-Atlantic, Mirant Chalk Point, Mirant Potomac River, the MDE, the Virginia DEQ, the EPA and the United States Department of Justice (“DOJ”) signed a consent decree that was entered by the court in 2007 to address alleged NOx exceedances from Mirant Potomac River in 2003. Among other things, the consent decree provided more stringent NOx emission limits for the Morgantown units and various reporting requirements along with stipulated penalties for future violations. In April 2010, the DOJ notified Mirant Mid-Atlantic that it was seeking a stipulated penalty of $168,000 based upon unit 2 of the Morgantown generating facility exceeding the 30-day rolling average emission rate limit specified by the consent decree on 16 days in November 2009, the failure to provide a written report of those exceedances within ten days and the late submission of NOx data for the fourth quarter of 2008.

Montgomery County Carbon Emissions Levy.    Mirant Mid-Atlantic’s Dickerson generating facility is located in Montgomery County, Maryland. In April 2010, the Montgomery County Council introduced a proposed law that, if adopted, will impose a levy on major emitters of CO2 in Montgomery County of $5 per ton of CO2 emitted. The proposed law defines a major emitter of CO2 in Montgomery County to be a source emitting 1 million tons or more annually of CO2. The Dickerson generating facility would fall within the definition of a major emitter, and is currently the only facility in Montgomery County that would meet the criteria to be a major emitter. As currently drafted, the proposed law would go into effect upon passage by the council, which could occur as early as mid-May 2010. Mirant estimates that the proposed law, if adopted, would impose an additional $10 million to $15 million per year in levies owed to Montgomery County. Mirant Mid-Atlantic intends to challenge the legality of the proposed law, if it is adopted.

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

On February 11, 2010, Mirant Delta entered into a settlement agreement with the Delta Noticing Parties, the parties to the May 14, 2009 notice of intent to sue, and the Corps. The settlement agreement provides for the Delta Noticing Parties and the parties to the May 14, 2009 notice of intent to sue to withdraw the two notices of intent to sue and to release all claims described in those notices. The settlement agreement obligated Mirant Delta to seek approval from the Corps, the United States Fish and Wildlife Service, and the National Marine Fisheries Service to amend its plan currently in effect for monitoring entrainment and impingement of aquatic species caused by the operation of its generating facilities to increase monitoring during periods the facilities are operating, and those approvals have been obtained. The settlement agreement requires the Corps to use its best efforts to conclude ongoing consultations with the United States Fish and Wildlife Service and the National Marine Fisheries Service regarding the environmental effects of Mirant Delta’s water usage in a timely manner and allows the Delta Noticing Parties and the parties to the May 14, 2009 notice of intent to sue to issue new notices of intent to sue if such consultations are not completed by October 31, 2011.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of March 31, 2010, approximately 837,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims, regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

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

On March 31, 2009, The Southern Company (“Southern Company”) and MC Asset Recovery entered into a settlement agreement (the “MCAR Settlement”) resolving claims asserted by MC Asset Recovery in MC Asset Recovery, LLC v. Southern Company, a suit that was pending in the Northern District of Georgia (the “Southern Company Litigation”). Southern Company filed a Form 8-K dated April 2, 2009, that described the settlement and the claims that it resolved. Southern Company and MC Asset Recovery finalized certain terms of the settlement on June 8, 2009. Pursuant to the settlement, Southern Company paid $202 million to MC Asset Recovery in settlement of all claims asserted in the Southern Company Litigation. MC Asset Recovery used a portion of that payment to pay fees owed to the managers of MC Asset Recovery and other expenses of MC Asset Recovery not previously funded by Mirant, and it retained $47 million from that payment to fund future expenses and to apply against unpaid expenditures. MC Asset Recovery distributed the remaining $155 million to Mirant. In accordance with the Plan, Mirant retained approximately $52 million of that distribution as reimbursement for the funds it had provided to MC Asset Recovery and costs it incurred related to MC Asset Recovery that had not been previously reimbursed. The Company recognized the $52 million as a reduction of operations and maintenance expense for the year ended December 31, 2009. Pursuant to MC Asset Recovery’s Limited Liability Company Agreement and an order of the Bankruptcy Court dated October 31, 2006, Mirant distributed approximately $1.7 million to the managers of MC Asset Recovery. In September 2009, the remaining approximately $101 million of the amount recovered by MC Asset Recovery was distributed pursuant to the terms of the Plan. Following these distributions, Mirant has no further obligation to provide funding to MC Asset Recovery. As a result, Mirant reversed its remaining accrual of $10 million of funding obligations as a reduction in operations and maintenance expense for the year ended December 31, 2009. The Company does not expect to owe any taxes related to the MC Asset Recovery settlement with Southern Company. MC Asset Recovery had $38 million and $39 million of assets included in funds on deposit and liabilities included in accounts payable and accrued liabilities in its unconsolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.

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

K. Settlements and Other Charges

Potomac River Settlement

In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement containing certain terms that were included in a proposed comprehensive state operating permit for the Potomac River generating facility issued by the Virginia DEQ that month. Under that agreement, Mirant Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and included in funds on deposit and other noncurrent assets in the accompanying unaudited condensed consolidated balance sheets. At March 31, 2010, the balance in the escrow account was approximately $33 million and is included in the Company’s estimated capital expenditures. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008.

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

Mirant Potrero Settlement Agreement with City of San Francisco

Mirant Potrero and the City and County of San Francisco, California entered into a Settlement Agreement (the “Potrero Settlement”) dated August 13, 2009. The Potrero Settlement became effective in November 2009 upon its approval by the City’s Board of Supervisors and Mayor. The Potrero Settlement addressed certain disputes that had arisen between the City of San Francisco and Mirant Potrero related to the Potrero generating facility. Among other things, the Potrero Settlement obligates Mirant Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the transmission system. The agreement also bars Mirant Potrero from building any additional generating facilities on the site of the Potrero generating facility. Mirant Potrero expects that the completion of the TransBay Cable project, which is an underwater electric transmission cable in the San Francisco Bay, will decrease the need for generating resources in the City of San Francisco. While the TransBay Cable project has encountered some delays in startup, it is expected to become operational in 2010. As a result, Mirant Potrero expects the CAISO to determine in 2010 that unit 3 of the Potrero generating facility is no longer needed for reliability purposes and that unit 3 will close by the end of 2010. By letter dated January 12, 2010, the CAISO advised the City of San Francisco that the expected replacement in 2010 of two underground transmission cables, if completed successfully, would allow the CAISO not to require the continued operation of the remaining units of the Potrero generating facility, units 4, 5 and 6, for reliability purposes after 2010. The CAISO will not determine which units of the Potrero generating facility are required to operate in 2011 for reliability purposes until the fall of 2010, but Mirant Potrero expects that none of the units of the Potrero generating facility will be required to operate for reliability purposes after 2010 and that all of the units will close by the end of 2010.

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

Proposed Merger with RRI Energy

On April 11, 2010, we entered into the Merger Agreement with RRI Energy and RRI Energy Holdings, Inc. (“Merger Sub”), a direct and wholly-owned subsidiary of RRI Energy. Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by each of the boards of directors of Mirant and RRI Energy, Merger Sub will merge with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. The merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, so that none of RRI Energy, Merger Sub, Mirant or any of the Mirant stockholders generally will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize gain with respect to cash received in lieu of fractional shares of RRI Energy common stock. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, will automatically be converted into shares of common stock of RRI Energy based on the Exchange Ratio. Additionally, upon the closing of the merger, RRI Energy will be renamed GenOn Energy. Mirant stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to RRI Energy common stock, after giving effect to the Exchange Ratio. As a result of the merger, Mirant stockholders will own approximately 54% of the equity of the combined company and RRI Energy stockholders will own approximately 46%.

Completion of the merger is subject to various customary conditions, including, among others, (i) approval by RRI Energy stockholders of the issuance of RRI Energy common stock in the merger, (ii) adoption of the Merger Agreement by Mirant stockholders, (iii) effectiveness of the registration statement for the RRI Energy common stock to be issued in the merger, (iv) approval of the listing on the NYSE of the RRI Energy common stock to be issued in the merger, (v) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (vi) receipt of all required regulatory approvals and (vii) consummation by GenOn Energy of debt financings in an amount sufficient to fund the refinancing transactions contemplated by, and on terms consistent with, the Merger Agreement.

Among the refinancing transactions noted above, the completion of the merger is conditioned on GenOn Energy consummating certain debt financing transactions, including securing a new revolving credit facility. The new GenOn Energy debt financing and revolving credit facility will be used, in part, to redeem the Mirant North America senior notes and to repay and terminate the Mirant North America term loan and revolving credit facility. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report and “Liquidity and Capital Resources” in this Item 2 for additional information on Mirant North America’s debt.

Both Mirant and RRI Energy are subject to restrictions on their ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties, except under limited circumstances to permit Mirant’s and RRI Energy’s boards of directors to comply with their fiduciary duties. The Merger Agreement contains certain termination rights for both Mirant and RRI Energy, and further provides that, upon termination of the Merger Agreement under specified circumstances, Mirant or RRI Energy may be required to pay the other a termination fee of either $37.15 million or $57.78 million. Further information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 to be filed by RRI Energy with the SEC.

Provided neither has experienced an ownership change between December 31, 2009, and the closing date of the merger, each of Mirant and RRI Energy is expected separately to experience an ownership change, as defined in Section (“§”) 382 of the Internal Revenue Code of 1986, on the merger date as a consequence of the merger. Immediately following the merger, Mirant and RRI Energy will be members of the same consolidated federal income tax group. The ability of this consolidated tax group to deduct the pre-merger NOL carry forwards of Mirant and RRI Energy against the post-merger taxable income of the group will be substantially limited as a result of these ownership changes.

The merger is expected to be completed by the end of 2010. Prior to the completion of the merger, Mirant and RRI Energy will continue to operate as independent companies. Except for specific references to the proposed merger, the disclosures contained in this report on Form 10-Q relate solely to Mirant. See Part II, Item 1A, “Risk Factors” for additional information on the proposed merger with RRI Energy.

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Mid-Atlantic and Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and, we then have some risks resulting from price differentials for different delivery points and for implied differences in heat rates when we hedge power using natural gas. A significant portion of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At April 13, 2010, our aggregate hedge levels based on expected generation for the remainder of 2010 and subsequent years were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2010	2011	2012	2013	2014
Power	100%	66%	65%	39%	37%
Fuel	85%	71%	40%	10%	—%

Legislation has been proposed in Congress to increase the regulation of transactions involving OTC derivative financial instruments. The various bills provide that standardized swap transactions between dealers and large market participants would have to be cleared and must be traded on an exchange or electronic platform. Although certain of the bills provide exclusions from the clearing and certain other requirements for market participants, such as Mirant, which utilize OTC derivative financial instruments to hedge commercial risks, such exclusions are the focus of debate and may not ultimately be part of any final legislation. Greater regulation of OTC derivative financial instruments could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges, by significantly increasing the collateral costs associated with such activities.

Capital Expenditures and Capital Resources

For the three months ended March 31, 2010, we invested $85 million for capital expenditures, excluding capitalized interest, of which $48 million related to compliance with the Maryland Healthy Air Act. As of March 31, 2010, we have invested approximately $1.453 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. As the final part of our compliance with the Maryland Healthy Air Act, we placed our scrubbers in service in the fourth quarter of 2009. Provisions in our construction contracts for the scrubbers provide that certain payments be made after final completion of the project. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of scrubber contract issues.

For the three months ended March 31, 2010, our capitalized interest was approximately $2 million. The decrease in capitalized interest from prior periods is a result of placing our scrubbers in service in the fourth quarter of 2009.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remainder of 2010 and for 2011 (in millions):

	2010	2011
Maryland Healthy Air Act	$221	$—
Other environmental	8	29
Maintenance	80	48
Marsh Landing generating station	47	185
Other construction	25	43
Other	14	11

Total	$395	$316

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures. However, we plan to fund a substantial portion of the capital expenditures for the Marsh Landing generating facility with project financing.

Scrubber Operating Expenses

Our capital expenditures related to compliance with the Maryland Healthy Air Act included the installation of scrubbers in the fourth quarter of 2009 at our Chalk Point, Dickerson and Morgantown coal-fired units. For the three months ended March 31, 2010, we recognized $6 million in variable operations and maintenance expense associated with operating the scrubbers. Examples of these costs include limestone, water and chemicals used during the removal of SO2 emissions, and also include handling and marketing related to the recyclable gypsum byproduct created during the scrubbing process. The gypsum is sold to third parties for use in drywall production. In addition, we recognized approximately $14 million of higher depreciation expense because the scrubbers were placed in service in December 2009, and we began depreciating the capitalized costs associated with them over the shorter of their expected life or, for the leased Dickerson and Morgantown generating units, their remaining lease term.

Commodity Prices

The prices for power and natural gas remain low compared to historical levels. The energy gross margin from our baseload coal units is negatively affected by these price levels. However, we are generally economically neutral for that portion of the generation volumes that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts. We continue to add hedges opportunistically, including to maintain projected levels of cash flows from operations for future periods to help support continued compliance with the covenants in our debt and lease agreements.

Granted Emissions Allowances

As a result of the installation of the pollution control equipment at our Maryland generating facilities, we have excess SO2 and NOx emissions allowances. We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At March 31, 2010, the estimated fair value of our projected excess SO2 and NOx emissions allowances was approximately $18 million.

California Development Activities

Mirant Marsh Landing

On September 2, 2009, Mirant Marsh Landing entered into a ten-year PPA with PG&E for 760 MW of natural gas-fired peaking generation to be constructed adjacent to our Contra Costa generating facility near Antioch, California. Construction of the Marsh Landing generating facility is scheduled to begin in late 2010 and is expected to be completed by mid-2013.

During the ten-year term of the PPA, Mirant Marsh Landing will receive fixed monthly capacity payments and variable operating payments. The contract provides PG&E with the entire output of the 760 MW generating facility, which will be capable of producing 719 MW during peak July conditions. The Mirant Marsh Landing PPA is subject to approval by the CPUC, which we expect to receive during the third quarter of 2010. The construction of the Marsh Landing generating facility is also subject to obtaining necessary permits from the Bay Area Air Quality Management District and the California Energy Commission.

On May 6, 2010, Mirant Marsh Landing entered into a lump sum, turnkey engineering, procurement and construction agreement (the “EPC Agreement”) with Kiewit Power Constructors Co. (“Kiewit”) for the construction of the Marsh Landing generating facility. See Part II, Item 5, “Other Information” for additional information on the EPC Agreement with Kiewit.

Contra Costa Toll Extension

On September 2, 2009, Mirant Delta entered into a new agreement with PG&E for the 674 MW of Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The new Mirant Delta agreement is subject to approval by the CPUC.

Potrero Settlement Agreement

On August 13, 2009, Mirant Potrero entered into a Settlement Agreement (“the Potrero Settlement”) with the City and County of San Francisco. Among other things, the Potrero Settlement obligates Mirant Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the transmission system. Mirant Potrero expects that none of the units of the Potrero generating facility will be required to operate for reliability purposes after 2010 and that all of the units will close by the end of 2010. See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Potrero Settlement.

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

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Consolidated Financial Performance

We reported net income of $407 million and $380 million for the three months ended March 31, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$321	$353	$(32)
Unrealized gross margin	352	254	98

Total gross margin	673	607	66

Operating Expenses:
Operations and maintenance	166	162	4
Depreciation and amortization	51	36	15
Gain on sales of assets, net	(2)	(15)	13

Total operating expenses, net	215	183	32

Operating income	458	424	34
Total other expense, net	51	36	15

Income before income taxes	407	388	19
Provision for income taxes	—	8	(8)

Net income	$407	$380	$27

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, as well as its two components—realized gross margin and unrealized gross margin—in order to be consistent with how we manage our business. Realized gross margin and unrealized gross margin are both non-GAAP financial measures. Realized gross margin represents our gross margin less unrealized gains and losses on derivative financial instruments for the periods presented. Conversely, unrealized gross margin is our unrealized gains and losses on derivative financial instruments for the periods presented. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. None of our derivative financial instruments recorded at fair value is designated as a hedge and changes in their fair values are recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Adjusting our gross margin to exclude unrealized gains and losses provides a measure of performance that eliminates the volatility created by significant shifts in market values between periods. However, our realized and unrealized gross margin may not be comparable to similarly titled non-GAAP financial measures used by other companies. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

For the three months ended March 31, 2010, our realized gross margin decrease of $32 million was principally a result of the following:

•

a decrease of $39 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $69 million and $108 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset in part by the amount by which contract prices for fuel exceeded market prices for fuel; partially offset by

•	an increase of $8 million in contracted and capacity primarily as a result of higher capacity revenues in Mid-Atlantic and California.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $352 million in 2010, which included a $433 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $81 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $254 million in 2009, which included a $341 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $87 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Our operating expenses increase of $32 million was primarily a result of the following:

•	an increase of $15 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009;

•	a decrease of $13 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009; and

•	an increase of $4 million in operations and maintenance expense primarily as a result of an increase in costs related to the operation of our scrubbers, offset in part by a decrease in property taxes.

Other Expense, Net

The increase of $15 million reflects higher interest expense as a result of lower capitalized interest because of the scrubbers that were placed in service in December 2009.

Provision for Income Taxes

The decrease of $8 million was a result in 2009 of $5 million of federal alternative minimum tax and $3 million in California income taxes as a result of the state’s suspension of the utilization of NOL carry forwards for the 2008 and 2009 tax years.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the three months ended March 31, 2010 and 2009, by operating segments (in millions):

	Three Months Ended March 31, 2010
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$92	$(3)	$—	$21	$—	$110
Contracted and capacity	89	23	30	—	—	142
Realized value of hedges	57	12	—	—	—	69

Total realized gross margin	238	32	30	21	—	321
Unrealized gross margin	346	(4)	—	10	—	352

Total gross margin	$584	$28	$30	$31	$—	$673

	Three Months Ended March 31, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$72	$15	$—	$27	$(3)	$111
Contracted and capacity	85	22	27	—	—	134
Realized value of hedges	107	1	—	—	—	108

Total realized gross margin	264	38	27	27	(3)	353
Unrealized gross margin	243	26	—	(15)	—	254

Total gross margin	$507	$64	$27	$12	$(3)	$607

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

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for coal that we purchased under long-term agreements. Power hedging contracts include sales of both power and natural gas used to hedge power prices, as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Operating Statistics

The following table summarizes Net Capacity Factor by region for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)
	2010	2009
Mid-Atlantic	35%	33%	2%
Northeast	7%	16%	(9)%
California	2%	3%	(1)%
Total	21%	22%	(1)%

The following table summarizes power generation volumes by region for the three months ended March 31, 2010 and 2009 (in gigawatt hours):

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009
Mid-Atlantic:
Baseload	3,972	3,726	246	7%
Intermediate	55	105	(50)	(48)%
Peaking	6	31	(25)	(81)%

Total Mid-Atlantic	4,033	3,862	171	4%

Northeast:
Baseload	365	365	—	—%
Intermediate	9	534	(525)	(98)%

Total Northeast	374	899	(525)	(58)%

California:
Intermediate	123	176	(53)	(30)%

Total California	123	176	(53)	(30)%

Total	4,530	4,937	(407)	(8)%

The total decrease in power generation volumes for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily the result of the following:

Mid-Atlantic.    An increase in our Mid-Atlantic baseload generation as a result of an increase in demand because of lower average temperatures and a decrease in planned outages in 2010 compared to 2009.

Northeast.    A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009 which reduced the demand for the oil-fired intermediate units at our Canal generating facility.

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

Mid-Atlantic

Our Mid-Atlantic segment includes four generating facilities with total net generating capacity of 5,194 MW.

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$92	$72	$20
Contracted and capacity	89	85	4
Realized value of hedges	57	107	(50)

Total realized gross margin	238	264	(26)
Unrealized gross margin	346	243	103

Total gross margin	584	507	77

Operating Expenses:
Operations and maintenance	113	105	8
Depreciation and amortization	33	24	9
Gain on sales of assets, net	(2)	(8)	6

Total operating expenses, net	144	121	23

Operating income	440	386	54
Total other expense, net	1	1	—

Net income	$439	$385	$54

Gross Margin

The decrease of $26 million in realized gross margin was principally a result of the following:

•

a decrease of $50 million in realized value of hedges. In 2010, realized value of hedges was $57 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal that we purchased under long-term agreements exceeded market prices for coal. In 2009, realized value of hedges was $107 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power; partially offset by

•

an increase of $20 million in energy primarily as a result of higher generation volumes, a decrease in the price of coal and a decrease in the cost of emissions allowances, partially offset by a decrease in the average settlement price for power; and

•	an increase of $4 million in contracted and capacity primarily related to higher capacity prices and additional volumes in 2010.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $346 million in 2010, which included a $396 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $50 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $243 million in 2009, which included a $312 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $69 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Our operating expense increase of $23 million was primarily a result of the following:

•

an increase of $9 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009, offset in part by a decrease in the carrying value of the Potomac River generating facility as a result of the impairment charge taken in the fourth quarter of 2009;

•	an increase of $8 million in operations and maintenance expense primarily as a result of an increase in costs related to the operation of our scrubbers, offset in part by a decrease in outages; and

•	a decrease of $6 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$(3)	$15	$(18)
Contracted and capacity	23	22	1
Realized value of hedges	12	1	11

Total realized gross margin	32	38	(6)
Unrealized gross margin	(4)	26	(30)

Total gross margin	28	64	(36)

Operating Expenses:
Operations and maintenance	24	32	(8)
Depreciation and amortization	6	4	2
Gain on sales of assets, net	—	(2)	2

Total operating expenses, net	30	34	(4)

Net income (loss)	$(2)	$30	$(32)

Gross Margin

The decrease of $6 million in realized gross margin was principally a result of the following:

•	a decrease of $18 million in energy primarily as a result of a decrease in generation volumes from our oil-fired intermediate units as a result of transmission upgrades in 2009; partially offset by

•

an increase of $11 million in realized value of hedges. In 2010, realized value of hedges was $12 million, which reflects the amount by which the settlement value of power contracts exceeded market prices and the amount by which market prices for fuel exceeded contract prices for fuel. In 2009, realized value of hedges was $1 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset by the amount by which contract prices for fuel exceeded market prices for fuel.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $4 million in 2010, which included unrealized losses of $10 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $6 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices; and

•

unrealized gains of $26 million in 2009, which included a $25 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices and unrealized gains of $1 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Operating Expenses

Our operating expense decrease of $4 million was primarily a result of a decrease in property taxes because of a lower assessed value for the site of the demolished Lovett generating facility.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero generating facilities with total net generating capacity of 2,347 MW and includes business development efforts for new generation in California, including Mirant Marsh Landing.

The following table summarizes the results of operations of our California segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Contracted and capacity	$30	$27	$3

Total realized gross margin	30	27	3
Unrealized gross margin	—	—	—

Total gross margin	30	27	3

Operating Expenses:
Operations and maintenance	20	19	1
Depreciation and amortization	8	5	3
Gain on sales of assets, net	—	(1)	1

Total operating expenses, net	28	23	5

Operating income	2	4	(2)
Total other expense, net	—	1	(1)

Net income	$2	$3	$(1)

Gross Margin

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

Operating Expenses

Our operating expense increase of $5 million was primarily a result of a decrease in the useful life of our Potrero generating facility because of the settlement with the City of San Francisco executed in the third quarter of 2009.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$21	$27	$(6)

Total realized gross margin	21	27	(6)
Unrealized gross margin	10	(15)	25

Total gross margin	31	12	19

Operating Expenses:
Operations and maintenance	9	6	3
Depreciation and amortization	4	3	1

Total operating expenses, net	13	9	4

Operating income	18	3	15
Total other expense, net	50	34	16

Loss before income taxes	$(32)	$(31)	$(1)

Gross Margin

The decrease of $6 million in realized gross margin was principally a result of a $13 million decrease in gross margin from proprietary trading activities, partially offset by a $7 million increase in gross margin from our fuel oil management activities. The decrease in proprietary trading activities was a result of a decrease in the realized value associated with power positions in 2010 as compared to 2009. The increase in fuel oil management activities was a result of higher gross margin on sales of fuel oil inventory to third parties and affiliates as a result of higher market prices.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $10 million in 2010, which included a $31 million net increase in the value of trading contracts for future periods, partially offset by unrealized losses of $21 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $15 million in 2009, which included unrealized losses of $19 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by unrealized gains of $4 million as a result of decreases in forward power and fuel contracts.

Operating Expenses

Our operating expense increase of $4 million includes $2 million of merger-related costs incurred in 2010.

Other Expense, Net

The increase of $16 million in other expense, net was principally the result of an increase of $13 million in interest expense primarily related to lower capitalized interest because of the scrubbers that were placed in service in December 2009.

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

Sources of Funds

The principal sources of our liquidity are expected to be: (1) existing cash on hand (including $1.5 billion at Mirant Corporation) and expected cash flows from the operations of our subsidiaries, (2) letters of credit issued or borrowings made under Mirant North America’s senior secured revolving credit facility, (3) letters of credit issued under Mirant North America’s senior secured term loan and (4) planned project financing for the Mirant Marsh Landing generating facility. As described in “Overview” in this Item 2, the completion of the proposed merger with RRI Energy is conditioned on GenOn Energy consummating certain debt financing transactions, including securing a new revolving credit facility. The new GenOn Energy debt financing and revolving credit facility will be used, in part, to redeem the Mirant North America senior notes and to repay and terminate the Mirant North America term loan and revolving credit facility.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant and its subsidiaries (in millions):

	At March 31, 2010	At December 31, 2009
Cash and Cash Equivalents:
Mirant Corporation	$1,505	$1,524
Mirant Americas Generation	20	1
Mirant North America	356	278
Mirant Mid-Atlantic	197	125
Other	27	25

Total cash and cash equivalents	2,105	1,953
Less: cash restricted and reserved for other purposes	(11)	(11)

Total available cash and cash equivalents	2,094	1,942
Available under credit facilities	635	680

Total cash, cash equivalents and credit facilities availability	$2,729	$2,622

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010 and December 31, 2009, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at March 31, 2010 and December 31, 2009, reflects a $45 million effective reduction as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., a lender under the Mirant North America senior secured revolving credit facility.

We and certain of our subsidiaries, including Mirant Americas Generation and Mirant North America, are holding companies. The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, the Mirant Corporation, Mirant Americas Generation and Mirant North America holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries. The ability of Mirant North America and its subsidiary, Mirant Mid-Atlantic, to make distributions and pay dividends is restricted under the terms of their debt agreements and leveraged lease documentation, respectively. At March 31, 2010, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $553 million at Mirant North America and its subsidiaries. Of this amount, $197 million was held by Mirant Mid-Atlantic which, as of March 31, 2010, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. Although Mirant North America is in compliance with its financial covenants, as of March 31, 2010, it is restricted from making distributions by the free cash flow requirements under the restricted payment test of its senior credit facility. The primary factor lowering the free cash flow calculation for Mirant North America is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. When the capital expenditures no longer affect the calculation of its free cash flow, Mirant North America is expected to be able again to make distributions. We do not expect the liquidity effect of the restriction on distributions under the Mirant North America senior credit facility to be material given that the majority of our liquidity needs arise from the activities of Mirant North America and its subsidiaries, the restriction does not limit Mirant North America from making distributions to Mirant Americas Generation to fund interest payments on its senior notes and the majority of our total available cash and cash equivalents is held unrestricted at Mirant Corporation.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following activities: (1) capital expenditures, (2) debt service and payments under the Mirant Mid-Atlantic leveraged leases, (3) collateral required for our asset management and proprietary trading and fuel oil management activities and (4) the development of new generating facilities, in particular, the Mirant Marsh Landing generating facility.

Capital Expenditures.    Our capital expenditures, excluding capitalized interest for the three months ended March 31, 2010, were $85 million. Our estimated capital expenditures, excluding capitalized interest, for the period April 1, 2010, through December 31, 2011, are expected to be $711 million. See “Capital Expenditures and Capital Resources” in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of March 31, 2010, we had approximately $98 million of posted cash collateral and $255 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements, and other commercial arrangements. Included in the letter of credit amount outstanding is a $12 million cash-collateralized letter of credit in support of the Mirant Marsh Landing PPA with PG&E, which amount will increase to approximately $80 million upon CPUC approval of the PPA. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided (in millions):

	At March 31, 2010	At December 31, 2009
Cash collateral posted—energy trading and marketing	$57	$41
Cash collateral posted—other operating activities	41	43
Letters of credit—energy trading and marketing	102	51
Letters of credit—debt service and rent reserves	101	101
Letters of credit—other operating activities	52	59
Surety bonds	6	5

Total	$359	$300

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There were no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of March 31, 2010, from those presented in our 2009 Annual Report on Form 10-K.

Marsh Landing Generating Facility EPC Agreement

On May 6, 2010, Mirant Marsh Landing entered into an EPC Agreement with Kiewit for the construction of the Marsh Landing generating facility. See Part II, Item 5, “Other Information” for additional information on the EPC Agreement with Kiewit.

Cash Flows

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $31 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily as a result of the following:

•

Net accounts receivable and payable.    A decrease in cash used of $84 million primarily related to a decrease in our net accounts receivable and payable as a result of a decrease in power prices in 2010 compared to the same period in 2009. In addition, the implementation in June 2009 of weekly settlements with PJM (in lieu of monthly settlements) has reduced the amount of outstanding receivables for the PJM market;

•

Inventories.    A decrease in cash used of $13 million primarily as a result of lower volumes of coal purchased and an increase in fuel oil sales, partially offset by an increase in fuel oil inventory prices in 2010 as compared to 2009; and

•	Other operating assets and liabilities. A decrease in cash used of $5 million related to changes in other operating assets and liabilities.

The decreases in cash used in operating activities were partially offset by the following:

•

Realized gross margin.    A decrease in cash provided of $34 million in 2010, compared to the same period in 2009, excluding a decrease in non-cash lower of cost or market fuel inventory adjustments of $2 million. See “Results of Operations” in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009;

•	Accounts payable, collateral. An increase in cash used of $26 million as a result of $9 million returned to counterparties in 2010 as compared to $17 million received from counterparties in 2009; and

•	Funds on deposit. An increase in cash used of $11 million. We posted an additional $14 million in collateral in 2010 compared to an additional $3 million in 2009.

Investing Activities.     Net cash used in investing activities decreased by $76 million for the three months ended March 31, 2010, compared to the same period in 2009. This difference was primarily a result of the following:

•

Capital expenditures.    A decrease in cash used of $86 million primarily related to placing scrubbers for our Maryland generating facilities in service in the fourth quarter of 2009 as part of our compliance with the Maryland Healthy Air Act; and

•

Capital contributions paid to subsidiaries.    A decrease in cash used of $4 million related to our obligation to fund MC Asset Recovery in 2009 which, in 2010, we are no longer obligated to fund; offset by

•	Proceeds from the sales of assets. A decrease in cash provided of $13 million primarily related to the sales of emissions allowances in 2009 as compared to 2010.

Financing Activities.     Net cash used in financing activities increased by $29 million for the three months ended March 31, 2010, compared to the same period in 2009. This difference was primarily a result of the repayment of long-term debt.

Discontinued Operations

Operating Activities.    In 2010 and 2009, net cash provided by operating activities from discontinued operations was primarily from the sale of transmission credits from our previously owned Wrightsville generating facility.

Environmental and Regulatory Matters

Regulation of Greenhouse Gases, including the RGGI.    Concern over climate change has led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions, especially CO2. One such effort is the RGGI, a multi-state initiative in the Mid-Atlantic and Northeast outlining a cap-and-trade program to reduce CO2 emissions from electric generating units with capacity of 25 MW or greater. The RGGI program calls for signatory states, which include Maryland, Massachusetts and New York, to stabilize CO2 emissions to an established baseline from 2009 through 2014, followed by a 2.5% reduction each year from 2015 through 2018. Each of these three states has promulgated regulations implementing the RGGI. Complying with the RGGI could have a material adverse effect upon our operations and our operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI.

During 2009, we produced approximately 14.6 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities for a total cost of $45 million under the RGGI. In 2010, we expect to produce approximately 15.8 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities. The RGGI regulations required those facilities to obtain allowances to emit CO2 beginning in 2009. Annual allowances generally were not granted to existing sources of such emissions. Instead, allowances have been made available for such facilities by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI, which were amended on May 8, 2009, also provide that if the allowance clearing price reaches or exceeds $7 per ton of CO2 in the auctions of allowances that occur during 2009 to 2011 for the current year’s allowances, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale to generators in Maryland. In this scenario, between 0% and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during specified historical periods as compared to the total average input for all affected Maryland generators in existence at that time. In none of the auctions held to date has the price reached $7 per ton.

The seventh auction of allowances by the RGGI states was held on March 10, 2010. The clearing price for the approximately 41 million allowances sold in the auction allocated for use beginning in 2009 was $2.07 per ton. Allowances allocated for use beginning in 2012 were also made available, and substantially all of the 2.1 million allowances available at the auction were sold at a price of $1.86 per ton. The allowances sold in this auction may be used for compliance in any of the RGGI states. Further auctions will occur quarterly through the end of the first compliance period in 2011, with the next auction scheduled for June 9, 2010.

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

In light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA has proposed and promulgated regulations regarding the emission of greenhouse gases. In September 2009, the EPA promulgated a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities. In December 2009, under a portion of the Clean Air Act that regulates vehicles, the EPA determined that elevated concentrations of greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change (“Endangerment Finding”). In April 2010, the EPA finalized the rule to regulate greenhouse gases from vehicles beginning in model year 2012. The EPA has stated that, because of this vehicle rule, emissions of greenhouse gases from new stationary sources such as power plants and from major modifications to such sources will become subject to certain Clean Air Act permitting requirements as of January 2011. These permitting requirements will require such sources to use “best available control technology” to limit their greenhouse gases, but the EPA has not provided guidance as to what this technology may be. The additional procedural and substantive requirements under the Clean Air Act that may apply or may come to apply to stationary sources such as power plants are not clear at this time.

Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Current proposals include a cap-and-trade system that would require us to purchase allowances for some or all of the CO2 emitted by our generating facilities. Although we expect that market prices for electricity would increase following such legislation and would allow us to recover a portion of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such legislation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such legislation could have a material adverse effect on our consolidated statements of operations, financial position and cash flows. It is possible that Congress will take action to regulate greenhouse gas emissions within the next several years. The form and timing of any final legislation will be influenced by political and economic factors and is uncertain at this time. During 2009, we produced approximately 16.1 million tons of CO2 at our generating facilities. We expect to produce approximately 17.4 million total tons of CO2 at our generating facilities in 2010.

Critical Accounting Estimates

The sections below contain updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our 2009 Annual Report on Form 10-K.

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

Derivative financial instruments are reflected in our unaudited condensed consolidated financial statements at fair value, with changes in fair value recognized currently in income unless they qualify for a scope exception pursuant to the accounting guidance. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative financial instruments is included in derivative contract assets and liabilities in our unaudited condensed consolidated balance sheets. Transactions that are not accounted for using the fair value model under the accounting guidance for derivative financial instruments are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. We recognize immediately in income inception gains and losses for transactions at other than the bid price or ask price.

Key Assumptions and Approach Used.    Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. We think that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for our assets and ask prices for liabilities. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. We have not identified any distressed market conditions that would alter our valuation techniques at March 31, 2010. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Our assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 3% of our total assets and less than 1% of our total liabilities measured at fair value at March 31, 2010.

The fair value of derivative contract assets and liabilities in our unaudited condensed consolidated balance sheets is also affected by our assumptions as to time value, credit risk and non-performance risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our derivative contract assets is reduced to reflect the estimated default risk of counterparties on their contractual obligations to us. The default risk of our counterparties for a significant portion of our overall net position is measured based on published spreads on credit default swaps. The fair value of our derivative contract liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties and is measured based on published default rates of our debt. The credit risk reflected in the fair value of our derivative contract assets and the non-performance risk reflected in the fair value of our derivative contract liabilities are calculated with consideration of our master netting agreements with counterparties and our exposure is reduced by cash collateral posted to us against these obligations.

Effect if Different Assumptions Used.    The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in forward energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. The estimated fair value of our derivative contract assets and liabilities was a net asset of $1.054 billion at March 31, 2010. A 10% change in electricity and fuel prices would result in approximately a $205 million change in the fair value of our net asset at March 31, 2010. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further sensitivities in our assumptions used to calculate fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on derivative financial instruments related to energy trading and marketing activities.

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

We completed a depreciation study in the first quarter of 2010 that resulted in a change to the estimated useful lives of our long-lived assets. The change in useful lives resulted in a decrease of approximately $1 million in depreciation and amortization expense for the three months ended March 31, 2010, and an increase of $0.01 in basic and diluted earnings per share for the three months ended March 31, 2010. In addition, the change in useful lives also resulted in an increase of $9 million in asset retirement obligations and a corresponding increase of $9 million in property, plant and equipment, net at March 31, 2010.

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

Mirant Bowline—We continue to monitor developments related to market prices for capacity and energy, supply and demand forecasts from the NYISO and the status of legal proceedings related to property taxes to determine if further impairment analyses in future periods are required. In April 2010, the NYISO issued its annual peak load and energy forecast, which we are in the process of evaluating. If the Bowline generating facility’s total projected future capacity revenues decrease by greater than approximately 20% from our prior projections, we will likely record an impairment charge in future periods. The carrying value of the Bowline generating facility represented approximately 4% of our total property, plant and equipment, net at March 31, 2010.

Mirant Canal—We continue to monitor developments related to our Canal generating facility, including market prices for capacity, supply and demand forecasts from ISO-NE and proceedings in which Mirant Canal is seeking renewal of its NPDES permit. The carrying value of the Canal generating facility represented approximately 5% of our total property, plant and equipment, net at March 31, 2010.

Mirant Mid-Atlantic—We continue to monitor developments related to the leasehold improvements and owned units of the Dickerson generating facility, including the latest supply and demand forecast from PJM. The results of the fourth quarter 2009 impairment review indicated that the undiscounted cash flows exceeded the carrying value by approximately 20%. The carrying value of the leasehold improvements and owned units of the Dickerson generating facility represented approximately 15% of our total property, plant and equipment, net at March 31, 2010.

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

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $1.054 billion and $912 million at March 31, 2010 and 2009, respectively. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the three months ended March 31, 2010 and 2009, respectively (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2010	$701	$1	$702
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	333	11	344
Roll off of previous values[2]	(60)	(21)	(81)
Purchases, issuances and settlements[3]	70	19	89

Fair value of portfolio of assets and liabilities at March 31, 2010	$1,044	$10	$1,054

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	225	(32)	193
Roll off of previous values[2]	(65)	(19)	(84)
Purchases, issuances and settlements[3]	120	28	148

Fair value of portfolio of assets and liabilities at March 31, 2009	$829	$83	$912

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

We did not elect the fair value option for any financial instruments under the accounting guidance. However, we do transact using derivative financial instruments and they are required to be recorded at fair value under the accounting guidance related to derivative financial instruments in our unaudited condensed consolidated balance sheets.

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. We recognized a reserve, which is reflected as a reduction of our derivative contract assets, related to counterparty credit risk of $17 million and $13 million at March 31, 2010 and December 31, 2009, respectively.

In accordance with the fair value measurements accounting guidance, we calculate the credit reserve through consideration of observable market inputs, when available. Our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 74% of our net notional position at March 31, 2010, are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate the credit reserve for our non-collateralized power hedges entered into by Mirant Mid-Atlantic using published spreads on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. Potential loss exposure is calculated as our current exposure plus a calculated VaR over the remaining life of the contracts. We applied a similar approach to calculate the fair value of our coal contracts that are not included in derivative contract assets and liabilities in the unaudited condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $2 million in our credit reserve as of March 31, 2010. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of less than $1 million in our credit reserve for our long-term coal agreements that are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2010.

We have historically calculated the credit reserve for the remainder of our portfolio considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In the fourth quarter of 2009, we changed our methodology to calculate the credit reserve for the remainder of our portfolio to also use published spreads, where available, or proxies based upon published spreads, on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. The change in credit reserve methodology did not have a material effect on the fair value of our derivative contract assets and liabilities for the remainder of the portfolio because the default risk is generally offset by cash collateral or other credit enhancements. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. An increase of 10% in the spread of credit default swaps of our trading partners for the remainder of our portfolio would result in an immaterial increase in our credit reserve as of March 31, 2010.

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

Mirant Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for our non-performance, which is based on the probability of our default. Historically, we determined this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one year probability of our default based on our current credit rating. The one year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. In the fourth quarter of 2009, we changed our methodology to incorporate published spreads on our credit default swaps, where available, or proxies based upon published spreads. An increase of 10% in the spread of our credit default swap rate would have an immaterial effect on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy primarily include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At March 31, 2010, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. At March 31, 2010, our assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 3% of our total assets and less than 1% of our total liabilities measured at fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $31 million to our derivative contract assets and a decrease of $16 million to our derivative contract liabilities at March 31, 2010.

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

Long-Term Coal Agreement Risk

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. We enter into contracts of varying tenors to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase most of our coal from a small number of strategic suppliers under contracts with terms of varying lengths, some of which extend to 2013. Most of our coal contracts are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2010, the estimated net fair value of these long-term coal agreements was approximately $(96) million.

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

For a further discussion of market risks, our risk management policy and our use of VaR to measure some of these risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2010. Based upon this assessment, our management concluded that, as of March 31, 2010, the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Mirant’s internal control over financial reporting that have occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

Part I, Item 1A, Risk Factors of our 2009 Annual Report on Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2009 Annual Report on Form 10-K. Except as presented below, there have been no material changes in our risk factors since those reported in our 2009 Annual Report on Form 10-K. Further information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 to be filed by RRI Energy with the SEC.

Risks related to the proposed merger with RRI Energy

We may be unable to obtain the approvals required to complete the merger with RRI Energy or, in order to do so, the combined company may be required to comply with material restrictions or conditions.

On April 11, 2010, we announced the execution of a Merger Agreement with RRI Energy. Before the merger may be completed, both Mirant and RRI Energy will need to obtain stockholder approval in connection with the proposed transaction. In addition, various filings must be made with FERC and various regulatory, antitrust and other authorities in the United States. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the merger, including restrictions or conditions on the business, operations or financial performance of the combined company following completion of the merger. These conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, which could have a material adverse effect on the financial results of the combined company and/or cause either Mirant or RRI Energy to abandon the merger.

In addition, several putative class actions have been brought on behalf of holders of Mirant common stock seeking to enjoin the merger or other alternative relief. If these actions or similar actions that may be brought are successful, the merger could be delayed or prevented. See Note J to our unaudited condensed consolidated financial statements contained elsewhere in the report for further information on pending litigation related to the merger.

If we are unable to complete the merger, we still will incur and will remain liable for significant transaction costs, including legal, accounting, filing, printing and other costs relating to the merger. Also, depending upon the reasons for not completing the merger, including whether we have received or entered into a competing takeover proposal, we may be required to pay RRI Energy a termination fee of either $37.15 million or $57.78 million.

If completed, our merger with RRI Energy may not achieve its intended results.

We entered into the Merger Agreement with the expectation that the merger would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of Mirant and RRI Energy are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial results and prospects.

We will be subject to business uncertainties and contractual restrictions while the merger with RRI Energy is pending that could adversely affect our financial results.

Uncertainty about the effect of the merger with RRI Energy on employees, customers and suppliers may have an adverse effect on our business. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be affected.

The pursuit of the merger and the preparation for the integration of Mirant and RRI Energy may place a significant burden on management and internal resources. The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could affect our business, results of operations and financial condition.

In addition, we are restricted under the Merger Agreement, without RRI Energy’s consent, from making certain acquisitions and taking other specified actions until the merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2010, we repurchased 178,758 shares of common stock for approximately $2 million for the settlement of payroll taxes associated with the vesting of restricted stock units. These restricted stock units relate to grants that were made to executives and certain employees and are not related to a publicly announced share repurchase plan. See Note F contained elsewhere in this report for additional information related to stock-based compensation.

The following table sets forth information regarding repurchases of our common stock during the three-month period ended March 31, 2010:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
January 1, 2010—January 31, 2010	—	$—	—	$—
February 1, 2010—February 28, 2010	251	$10.78	—	$—
March 1, 2010—March 31, 2010	178,507	$12.46	—	$—

Total	178,758		—

Item 5.	Other Information

Marsh Landing Generating Facility EPC Agreement

On May 6, 2010, Mirant Marsh Landing entered into an EPC Agreement with Kiewit for the construction of the Marsh Landing generating facility. Under the EPC Agreement, Kiewit is to design and construct the Marsh Landing generating facility on a turnkey basis, including all engineering, procurement, construction, commissioning, training, start-up and testing of the Marsh Landing generating facility. The lump sum cost of the EPC Agreement is $499 million, plus the reimbursement of California sales and use taxes.

As security for its obligations, Kiewit will provide a corporate guarantee from Kiewit Construction Company of its obligations under the EPC Agreement and a letter of credit in the amount of $31.8 million, reducing to $10.6 million upon substantial completion of the Marsh Landing facility. Likewise, Mirant Marsh Landing will provide a corporate guarantee from Mirant Corporation in an amount not to exceed $43.0 million and a letter of credit in an amount up to $72.0 million, as security for the termination amount from time to time under the turbine equipment supply contract assumed by Kiewit upon execution of the EPC Agreement. In addition, as further security for successful completion of the work, Mirant Marsh Landing is retaining a portion of the payments made to Kiewit under the EPC Agreement which will be paid to Kiewit in two disbursements, one upon substantial completion of the Marsh Landing generating facility (including successful performance testing and commercial operation) and the other at final completion.

The Marsh Landing generating facility will be subject to various performance guarantees, including net power output, net heat rate, emission levels, sound level, ramp time and starting reliability. The EPC Agreement also contains termination rights, warranties, defect correction obligations, insurance requirements, indemnification provisions and limitations of liability that are typical for an agreement of this type and which encourage Kiewit to timely perform its obligations in accordance with applicable laws and industry-recognized standards and practices.

Subject to the timely receipt of regulatory approvals, including approval of Mirant Marsh Landing’s PPA with PG&E by the CPUC and the authority to construct from the California Energy Commission, and the timely issuance of notices to proceed to Kiewit under the EPC Agreement, the Marsh Landing generating facility is scheduled to be substantially completed and available for commercial operation within the timeframe contemplated by the power purchase agreement in mid-2013, subject to certain extension rights typical for construction agreements, including certain force majeure events. The EPC Agreement provides for the payment of liquidated damages by Kiewit if it fails to meet this deadline in order to compensate Mirant Marsh Landing for the costs it would expect to incur as a result of a delay.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation of Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2006)
3.2	Amended and Restated Bylaws of Registrant (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 6, 2009)
4.1	Rights Agreement, dated as of March 26, 2009, between Mirant Corporation and Mellon Investor Services LLC (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2009)
4.2	First Amendment to the Rights Agreement, dated as of February 25, 2010, between Mirant Corporation and Mellon Investor Services LLC. (Incorporated herein by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K filed February 26, 2010)
4.3	Second Amendment to the Rights Agreement, dated as of April 28, 2010, between Mirant Corporation and Mellon Investor Services LLC. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2010)
4.4	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
31.1*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
101*	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 7, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Asterisk indicates exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT CORPORATION

Date: May 7, 2010	By:	/s/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)