Form 10-Q/A
period 2010-06-30
MIRANT CORP
filed 2010-09-09
CIK 1010775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

(678) 579-5000

Registrant’s Telephone Number, Including Area Code)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 on Form 10-Q/A to Mirant Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as amended, (the “Form 10-Q”) filed with the Securities and Exchange Commission on August 6, 2010, is to file a revised Exhibit 10.2 attached thereto.

No other changes have been made to the Form 10-Q. This Amendment No. 2 on Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Merger, dated as of April 11, 2010, by and among RRI Energy, Inc., RRI Energy Holdings, Inc. and Mirant Corporation (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 12, 2010)
3.1	Amended and Restated Certificate of Incorporation of Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2006)
3.2	Amended and Restated Bylaws of Registrant (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 6, 2009)
4.1	Rights Agreement, dated as of March 26, 2009, between Mirant Corporation and Mellon Investor Services LLC (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2009)
4.2	First Amendment to the Rights Agreement, dated as of February 25, 2010, between Mirant Corporation and Mellon Investor Services LLC. (Incorporated herein by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K filed February 26, 2010)
4.3	Second Amendment to the Rights Agreement, dated as of April 28, 2010, between Mirant Corporation and Mellon Investor Services LLC. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2010)
4.4	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission
10.1*	Amended and Restated Mirant Services Severance Pay Plan
10.2†‡	Engineering, Procurement and Construction Agreement, dated as of May 6, 2010, between Mirant Marsh Landing, LLC and Kiewit Power Constructors Co.
31.1†	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2†	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates exhibits filed with Mirant Corporation’s Quarterly Report on Form 10-Q filed on August 6, 2010, for the period ended June 30, 2010

**	Indicates exhibits furnished with Mirant Corporation’s Quarterly Report on Form 10-Q/A filed on August 6, 2010, for the period ended June 30 2010.

†	Indicates exhibits filed herewith.

‡	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT CORPORATION

Date: September 9, 2010	By:	/s/ Angela M. Nagy
Angela M. Nagy
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)