Form 10-Q
period 2010-09-30
MIRANT CORP
filed 2010-11-05
CIK 1010775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of October 29, 2010, there were 145,545,313 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

Dodd-Frank Act—The Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

GenOn Escrow—GenOn Escrow Corporation.

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

ii

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

•

environmental regulations (including the cumulative effect of many such regulations) that restrict our ability or render it uneconomic to operate our plants, including regulations related to the emission of CO2 and other greenhouse gases;

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

•

increased credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of new or proposed rules and regulations governing derivative financial instruments, including those resulting from the Dodd-Frank Act;

•

our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, including as a result of new or proposed rules and regulations governing derivative financial instruments, including those resulting from the Dodd-Frank Act, which may affect our ability to engage in asset management, proprietary trading and fuel oil management activities as expected, or result in material gains or losses from open positions;

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

•

the expected timing and likelihood of completion of the proposed merger with RRI Energy, including the timing, receipt and terms and conditions of required governmental and regulatory approvals that may reduce anticipated benefits or cause the parties to abandon the merger; the diversion of management’s time and attention from our ongoing business during the time we are seeking to complete the merger; the ability to maintain relationships with employees, customers and suppliers; the ability to integrate successfully the businesses and realize cost savings and any other synergies; and the risk that credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

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

•

our ability to execute our development plan in respect of our Marsh Landing generating facility, including obtaining and maintaining the governmental authorizations necessary for construction and operation of the generating facility and completing the construction of the generating facility by mid-2013;

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant’s unaudited condensed consolidated financial statements, other factors that could affect our future performance (business, results of operations or financial condition and cash flows) are set forth in our 2009 Annual Report on Form 10-K, our Form 10-Q for the period ended June 30, 2010, our Definitive Proxy Statement on Schedule 14A filed on September 15, 2010, and elsewhere in this Form 10-Q and are incorporated herein by reference.

Certain Terms

As used in this report, unless the context requires otherwise, “we,” “us,” “our,” the “Company” and “Mirant” refer to Old Mirant and its subsidiaries prior to January 3, 2006 and to New Mirant and its subsidiaries on or after January 3, 2006.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Operating revenues (including unrealized gains (losses) of $154 million, $(193) million, $286 million and $18 million, respectively)	$775	$454	$1,899	$1,828
Cost of fuel, electricity and other products (including unrealized losses (gains) of $(13) million, $(19) million, $107 million and $(48) million, respectively)	247	162	726	583

Gross Margin (excluding depreciation and amortization)	528	292	1,173	1,245

Operating Expenses:
Operations and maintenance	172	154	470	430
Depreciation and amortization	53	37	157	109
Impairment losses	—	14	—	14
Gain on sales of assets, net	(1)	(3)	(4)	(20)

Total operating expenses, net	224	202	623	533

Operating Income	304	90	550	712

Other Expense (Income), net:
Interest expense	51	33	150	105
Interest income	—	—	—	(3)
Equity in income of affiliates	—	—	—	1
Other, net	(1)	(1)	1	—

Total other expense, net	50	32	151	103

Income Before Income Taxes	254	58	399	609
Provision for income taxes	—	3	1	11

Net Income	$254	$55	$398	$598

Basic and Diluted EPS:
Basic EPS	$1.74	$0.38	$2.74	$4.12

Diluted EPS	$1.74	$0.38	$2.73	$4.12

Weighted average shares outstanding	146	145	145	145
Effect of dilutive securities	—	1	1	—

Weighted average shares outstanding assuming dilution	146	146	146	145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30, 2010	At December 31, 2009
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,989	$1,953
Funds on deposit	239	181
Receivables, net	270	412
Derivative contract assets	2,132	1,416
Inventories	261	241
Prepaid expenses	126	144

Total current assets	5,017	4,347

Property, Plant and Equipment, net	3,617	3,633

Noncurrent Assets:
Intangible assets, net	164	171
Derivative contract assets	960	599
Deferred income taxes	436	376
Prepaid rent	334	304
Other	176	98

Total noncurrent assets	2,070	1,548

Total Assets	$10,704	$9,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$588	$75
Accounts payable and accrued liabilities	617	718
Derivative contract liabilities	1,832	1,150
Deferred income taxes	436	376
Other	12	4

Total current liabilities	3,485	2,323

Noncurrent Liabilities:
Long-term debt, net of current portion	1,973	2,556
Derivative contract liabilities	379	163
Pension and postretirement obligations	69	113
Other	68	58

Total noncurrent liabilities	2,489	2,890

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 100,000,000 shares, no shares issued at September 30, 2010 and December 31, 2009	—	—
Common stock, par value $.01 per share, authorized 1.5 billion shares, issued 312,011,807 shares and 311,230,486 shares at September 30, 2010 and December 31, 2009, respectively, and outstanding 145,546,170 shares and 144,946,815 shares at September 30, 2010 and December 31, 2009, respectively	3	3
Treasury stock, at cost, 166,465,637 shares and 166,283,671 shares at September 30, 2010 and December 31, 2009, respectively	(5,336)	(5,334)
Additional paid-in capital	11,442	11,427
Accumulated deficit	(1,330)	(1,728)
Accumulated other comprehensive loss	(49)	(53)

Total stockholders’ equity	4,730	4,315

Total Liabilities and Stockholders’ Equity	$10,704	$9,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in millions)
Balance, December 31, 2009	$3	$(5,334)	$11,427	$(1,728)	$(53)	$4,315
Share repurchases	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	14	—	—	14
Exercises of stock options	—	—	1	—	—	1

Total stockholders’ equity before other comprehensive income						4,328
Net income	—	—	—	398	—	398
Pension and other postretirement benefits	—	—	—	—	4	4

Total other comprehensive income						402

Balance, September 30, 2010	$3	$(5,336)	$11,442	$(1,330)	$(49)	$4,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash Flows from Operating Activities:
Net income	$398	$598

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	160	114
Impairment losses	—	14
Gain on sales of assets, net	(4)	(20)
Unrealized gains on derivative contracts, net	(179)	(66)
Stock-based compensation expense	13	20
Postretirement benefits curtailment gain	(37)	—
Lower of cost or market inventory adjustments	22	29
Equity in income of affiliates	—	1
Funds on deposit	(105)	15
Changes in other operating assets and liabilities	75	21

Total adjustments	(55)	128

Net cash provided by operating activities of continuing operations	343	726
Net cash provided by operating activities of discontinued operations	6	6

Net cash provided by operating activities	349	732

Cash Flows from Investing Activities:
Capital expenditures	(214)	(508)
Proceeds from the sales of assets	4	21
Capital contributions	—	(5)
Restricted deposit payments and other	(31)	2

Net cash used in investing activities	(241)	(490)

Cash Flows from Financing Activities:
Repayments of long-term debt	(71)	(43)
Share repurchases	(2)	(1)
Proceeds from exercises of stock options	1	—

Net cash used in financing activities	(72)	(44)

Net Increase in Cash and Cash Equivalents	36	198
Cash and Cash Equivalents, beginning of period	1,953	1,831

Cash and Cash Equivalents, end of period	$1,989	$2,029

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$94	$64
Cash paid for income taxes	$2	$5
Cash paid for claims and professional fees from bankruptcy	$—	$1

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

Proposed Merger with RRI Energy

On April 11, 2010, Mirant entered into the Merger Agreement with RRI Energy and RRI Energy Holdings, Inc. (“Merger Sub”), a direct and wholly-owned subsidiary of RRI Energy. Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by each of the boards of directors of Mirant and RRI Energy, Merger Sub will merge with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. Mirant and RRI Energy have satisfied many of the conditions to the completion of the merger, including stockholder approval on October 25, 2010, of the proposals related to the merger. The Company anticipates completing the merger before the end of 2010.

Completion of the merger is subject to each of Mirant and RRI Energy receiving legal opinions that the merger will qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. Under a tax-free reorganization, none of RRI Energy, Merger Sub, Mirant or any of the Mirant stockholders will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize a gain or loss with respect to cash received in lieu of fractional shares of RRI Energy common stock. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, automatically will be converted into shares of common stock of RRI Energy based on the Exchange Ratio. Additionally, upon the closing of the merger, RRI Energy will be renamed GenOn Energy. Mirant stock options and other equity awards generally will convert upon completion of the merger into stock options and equity awards with respect to RRI Energy common stock, after giving effect to the Exchange Ratio. As a result of the merger, Mirant stockholders will own approximately 54% of the equity of the combined company and RRI Energy stockholders will own approximately 46%.

The primary remaining condition to closing the merger is completion by the Department of Justice (the “DOJ”) of its review and clearance under the Hart-Scott-Rodino Act. On June 14, 2010, Mirant and RRI Energy filed notification of the proposed transaction with the Federal Trade Commission and the DOJ under the Hart-Scott-Rodino Act. On July 15, 2010, Mirant and RRI Energy received a request for additional information from the DOJ, and Mirant has provided the DOJ the information requested and RRI Energy has indicated that it also has done so.

On September 20, 2010, RRI Energy entered into a new senior secured revolving credit facility and a new senior secured term loan. The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility are subject to the closing of the merger and the satisfaction of the conditions precedent thereto. On October 4, 2010, GenOn Escrow, a wholly-owned subsidiary of Mirant, issued senior notes in an aggregate principal amount of $1.225 billion. Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. Upon completion of the merger, and the satisfaction of the conditions precedent thereto, GenOn Escrow will merge with and into RRI Energy and RRI Energy will assume all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow will be released to RRI Energy. The new GenOn Energy debt financing and revolving credit facility will be used, in part, to discharge and redeem the Mirant North America senior unsecured notes and to repay and terminate the Mirant North America senior secured term loan and revolving credit facility.

The new senior secured revolving credit facility and the new senior secured term loan, and the subsidiary guarantees thereof, will be senior secured obligations of RRI Energy and certain of its existing and future direct and indirect subsidiaries, excluding Mirant Americas Generation; provided, however, that Mirant Americas Generation’s subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading and their subsidiaries) will guarantee the new senior secured revolving credit facility and the new senior secured term loan to the extent permitted under the indenture for the senior notes of Mirant Americas Generation. See Note D for additional information on the new GenOn Energy debt financings and Mirant North America’s debt subject to refinancing.

Both Mirant and RRI Energy are subject to restrictions on their ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties, except under limited circumstances to permit Mirant’s and RRI Energy’s boards of directors to comply with their fiduciary duties. The Merger Agreement contains certain termination rights for both Mirant and RRI Energy, and further provides that, upon termination of the Merger Agreement under specified circumstances, Mirant or RRI Energy may be required to pay the other a termination fee of either $37.15 million or $57.78 million. Further information concerning the proposed merger was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 filed by RRI Energy with the SEC on May 28, 2010, and amended on July 6, 2010, August 12, 2010, September 8, 2010 and September 13, 2010.

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

Mid-Atlantic Collective Bargaining Agreement

During the second quarter of 2010, the Company entered into a new collective bargaining agreement with its Mid-Atlantic employees represented by IBEW Local 1900. The Company’s previous collective bargaining agreement expired on June 1, 2010. The new agreement has a five-year term expiring on June 1, 2015. As part of the new agreement, the Company is required to provide additional retirement contributions through the defined contribution plan currently sponsored by Mirant Services, increases in pay and other benefits. In addition, the new agreement provides for a change to the postretirement healthcare benefit plan covering Mid-Atlantic union employees to eliminate employer-provided healthcare subsidies through a gradual phase-out. See Note F for further information on the curtailment of postretirement healthcare benefits.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant and its wholly-owned and controlled majority-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared from records maintained by Mirant and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2010, substantially all of Mirant’s subsidiaries are wholly-owned and located in the United States.

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

At September 30, 2010 and December 31, 2009, MC Asset Recovery had current assets and current liabilities of $37 million and $39 million, respectively, which are not included in the Company’s unaudited condensed consolidated balance sheets. For both the three and nine months ended September 30, 2010, MC Asset Recovery had operations and maintenance expense of less than $1 million. For the three and nine months ended September 30, 2009, MC Asset Recovery had operations and maintenance expense of less than $1 million and $1 million, respectively. The results for MC Asset Recovery are reflected in equity in income of affiliates in the Company’s unaudited condensed consolidated statements of operations. The net effect of deconsolidation on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2009, was a net increase of $5 million in net cash provided by operating activities and a $5 million increase in net cash used in investing activities. There was no effect on the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2010.

Inventories

Inventories consist primarily of fuel oil, coal, materials and supplies and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value and is expensed on a weighted average cost basis. Fuel inventory is removed from the inventory account as it is used in the generation of electricity or sold to third parties, including in conjunction with the Company’s fuel oil management activities. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations as they are utilized for emissions volumes.

Inventories were comprised of the following (in millions):

	At September 30, 2010	At December 31, 2009
Fuel inventory:
Fuel oil	$123	$99
Coal	36	52
Other	1	1
Materials and supplies	71	66
Purchased emissions allowances	30	23

Total inventories	$261	$241

Impairment of Long-Lived Assets

Mirant evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with the accounting guidance related to evaluating long-lived assets for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. In the second quarter of 2010, Mirant evaluated the Dickerson generating facility for impairment, but did not record an impairment charge. In the third quarter of 2009, the Company evaluated the Potrero generating facility and certain intangible assets related to the Potrero and Contra Costa generating facilities for impairment and recorded a $14 million impairment charge. See Note C for further discussion.

Capitalization of Interest Cost

Mirant capitalizes interest on projects during their construction period. The Company determines which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest costs incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed.

For the three and nine months ended September 30, 2010 and 2009, the Company incurred the following interest costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total interest costs	$52	$53	$154	$158
Capitalized and included in property, plant and equipment, net	(1)	(20)	(4)	(53)

Interest expense	$51	$33	$150	$105

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2010, cash paid for interest was $2 million and $97 million, respectively, of which $0 and $3 million, respectively, was capitalized. For the three and nine months ended September 30, 2009, cash paid for interest was $3 million and $99 million, respectively, of which $2 million and $35 million, respectively, was capitalized.

Development Costs

Mirant capitalizes project development costs for generating facilities once it is probable that the project will be completed. These costs include professional fees, permits and other third party costs directly associated with the development of a new project. The capitalized costs are depreciated over the life of the asset or charged to operating expense if the completion of the project is no longer probable. Project development costs are expensed when incurred until the probable threshold is met. The Company began capitalizing project development costs related to the Marsh Landing generating facility upon signing the PPA with PG&E on September 2, 2009. As of September 30, 2010, the Company has capitalized approximately $5 million of project development costs related to the Marsh Landing generating facility.

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

New Accounting Guidance Not Yet Adopted at September 30, 2010

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

B. Financial Instruments

Derivative Financial Instruments

In connection with the business of generating electricity, the Company is exposed to energy commodity price risk associated with the acquisition of fuel and emissions allowances needed to generate electricity, the price of electricity produced and sold and the fair value of fuel inventories. In addition, the open positions in the Company’s trading activities, comprised of proprietary trading and fuel oil management activities, expose it to risks associated with changes in energy commodity prices. The Company, through its asset management activities, enters into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks. These contracts have varying terms and durations, which range from a few days to years, depending on the instrument. The Company’s proprietary trading activities also utilize similar derivative financial instruments in markets where the Company has a physical presence to attempt to generate incremental gross margin. The Company’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of the Company’s physical fuel oil inventories, optimize the approximately three million barrels of storage capacity that the Company owns or leases, as well as attempt to profit from market opportunities related to timing and/or differences in the pricing of various products.

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

As of September 30, 2010, the Company does not have any derivative financial instruments for which hedge accounting has been elected, and option contracts comprise less than 1% of the Company’s net derivative contract assets.

The Company also considers risks associated with interest rates, counterparty credit and Mirant’s own non-performance risk when valuing its derivative financial instruments. The nominal value of the derivative contract assets and liabilities is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the Company’s transactions being valued.

The following table presents the fair value of each class of derivative financial instruments related to commodity price risk (in millions):

		Fair Value at
Commodity Derivative Contracts	Balance Sheet Location	September 30, 2010	December 31, 2009
Asset management:
Power	Derivative contract assets	$1,453	$1,178
Fuel	Derivative contract assets	41	26

Total asset management		1,494	1,204

Trading activities	Derivative contract assets	1,598	811

Total derivative contract assets		3,092	2,015

Asset management:
Power	Derivative contract liabilities	(471)	(488)
Fuel	Derivative contract liabilities	(137)	(15)

Total asset management		(608)	(503)

Trading activities	Derivative contract liabilities	(1,603)	(810)

Total derivative contract liabilities		(2,211)	(1,313)

Asset management, net:
Power		982	690
Fuel		(96)	11

Total asset management		886	701

Trading activities, net		(5)	1

Total derivative contracts, net		$881	$702

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended
		September 30, 2010			September 30, 2009
		Realized[1]	Unrealized	Total	Realized[1]	Unrealized	Total
Asset management	Operating revenues	$54	$164	$218	$292	$(169)	$123
Trading activities	Operating revenues	—	(10)	(10)	32	(24)	8
Asset management	Cost of fuel, electricity and other products	(69)	13	(56)	(25)	19	(6)

Total		$(15)	$167	$152	$299	$(174)	$125

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Nine Months Ended
		September 30, 2010			September 30, 2009
		Realized[1]	Unrealized	Total	Realized[1]	Unrealized	Total
Asset management	Operating revenues	$230	$299	$529	$619	$91	$710
Trading activities	Operating revenues	(2)	(13)	(15)	106	(73)	33
Asset management	Cost of fuel, electricity and other products	(95)	(107)	(202)	(69)	48	(21)

Total		$133	$179	$312	$656	$66	$722

[1]	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each quarterly reporting period.

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at September 30, 2010 (in equivalent MWh in millions):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
Commodity Type:
Power[1]	(141)	104	(37)
Natural gas	(79)	80	1
Fuel oil	2	(3)	(1)
Coal	11	8	19

Total	(207)	189	(18)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power economically.

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

The Company’s transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against the NYMEX prices. The Company’s transactions in Level 2 of the fair value hierarchy primarily include non-exchange-traded derivatives such as OTC forwards, swaps and options. The Company did not have any transfers between Levels 1 and 2 for the three and nine months ended September 30, 2010. The Company’s transactions in Level 3 of the fair value hierarchy primarily consist of coal agreements and financial power swaps in less liquid locations. As described earlier in this Note, the Company was required to apply fair value accounting for many of its coal agreements beginning in May 2010. The fair value of these agreements is reflected in Level 3 of the fair value hierarchy as of September 30, 2010.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, by class and tenor, respectively. At September 30, 2010, the Company’s only financial assets and liabilities recognized at fair value on a recurring basis are derivative financial instruments.

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2010, on a gross and net basis by class (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management:
Power	$2	$1,438	$13	$1,453
Fuel	7	3	31	41

Total commodity contracts—asset management	9	1,441	44	1,494
Commodity contracts—trading activities	978	594	26	1,598

Total derivative contract assets	987	2,035	70	3,092
Liabilities:
Commodity contracts—asset management:
Power	(27)	(439)	(5)	(471)
Fuel	(29)	(1)	(107)	(137)

Total commodity contracts—asset management	(56)	(440)	(112)	(608)
Commodity contracts—trading activities	(974)	(621)	(8)	(1,603)

Total derivative contract liabilities	(1,030)	(1,061)	(120)	(2,211)

Net:
Commodity contracts—asset management:
Power	(25)	999	8	982
Fuel	(22)	2	(76)	(96)

Total commodity contracts—asset management	(47)	1,001	(68)	886
Commodity contracts—trading activities, net	4	(27)	18	(5)

Total derivative contract assets and liabilities, net	$(43)	$974	$(50)	$881

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

The following table presents net financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2010, by tenor (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Remainder of 2010	$107	$(13)	$94
2011	228	12	240
2012	167	(4)	163
2013	185	—	185
2014	199	—	199
Thereafter	—	—	—

Total	$886	$(5)	$881

The volumetric weighted average maturity, or weighted average tenor, of the asset management derivative contract portfolio at September 30, 2010 and December 31, 2009, was approximately 18 months and 22 months, respectively. The volumetric weighted average maturity, or weighted average tenor, of the trading derivative contract portfolio at September 30, 2010 and December 31, 2009, was approximately 8 months and 9 months, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of net assets and liabilities categorized in Level 3 for the nine months ended September 30, 2010 and 2009, and the amount included in income for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2010	$19	$13	$32
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(45)	(22)	(67)
Purchases, issuances and settlements[2]	(80)	28	(52)
Transfers in and/or out of Level 3[3]	38	(1)	37

Fair value of assets and liabilities categorized in Level 3 at September 30, 2010	$(68)	$18	$(50)

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$24	$22	$46
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(37)	(43)	(80)
Purchases, issuances and settlements[2]	40	39	79
Transfers in and/or out of Level 3[3]	—	—	—

Fair value of assets and liabilities categorized in Level 3 at September 30, 2009	$27	$18	$45

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

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(1)	$24	$23	$1	$(83)	$(82)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$(1)	$24	$23	$6	$(83)	$(77)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(22)	$2	$(20)	$(6)	$5	$(1)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$(22)	$2	$(20)	$(4)	$5	$1

Counterparty Credit Concentration Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company manages its credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Company also has non-collateralized power hedges entered into by Mirant Mid-Atlantic. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Company’s credit reserve on its derivative contract assets was $26 million and $13 million at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, approximately $4 million and $12 million, respectively, of cash collateral posted to the Company by counterparties under master netting agreements were included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets.

The Company also monitors counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities (dollars in millions):

	At September 30, 2010
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,689	$105	$105	$—	—
Investment Grade:
Financial institutions	1,050	836	—	836	80%
Energy companies	517	168	22	146	14%
Other	1	1	—	1	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	14	14	—	14	1%
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	29	24	—	24	2%
Internally-rated non-investment grade	29	28	1	27	3%
Not internally rated	—	—	—	—	—

Total	$3,329	$1,176	$128	$1,048	100%

	At December 31, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$790	$96	$96	$—	—
Investment Grade:
Financial institutions	997	646	12	634	81%
Energy companies	497	125	13	112	14%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	34	27	—	27	4%
Internally-rated non-investment grade	8	8	—	8	1%
Not internally rated	—	—	—	—	—

Total	$2,326	$902	$121	$781	100%

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

The Company had credit exposure to two investment grade counterparties at September 30, 2010, and credit exposure to three investment grade counterparties at December 31, 2009, that each represented an exposure of more than 10% of total credit exposure, net of collateral and that totaled $598 million and $495 million at September 30, 2010 and December 31, 2009, respectively.

Mirant Credit Risk

The Company’s standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby the Company would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. Additionally, some of the Company’s contracts contain adequate assurance language, which is generally subjective in nature, but would most likely require the Company to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. However, as a result of the Company’s current credit rating, the Company is typically required to post collateral in the normal course of business to offset completely its net liability positions, after applying the terms of master netting agreements. At September 30, 2010, the fair value of the Company’s financial instruments with credit-risk-related contingent features in a net liability position was approximately $24 million, for which the Company has posted collateral of $20 million, including cash and letters of credit, to offset substantially the position.

In addition, at September 30, 2010 and December 31, 2009, the Company had approximately $1 million and $25 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheets.

Fair Values of Other Financial Instruments

Other financial instruments recorded at fair value include cash, interest-bearing cash equivalents and interest-bearing funds on deposit. The following methods are used by Mirant to estimate the fair value of financial instruments that are not otherwise carried at fair value on the accompanying unaudited condensed consolidated balance sheets:

Notes and Other Receivables.    The fair value of Mirant’s notes receivable are estimated using interest rates it would receive currently for similar types of arrangements.

Long- and Short-Term Debt.    The fair value of Mirant’s long- and short-term debt is estimated using quoted market prices, when available.

The carrying amounts and fair values of Mirant’s financial instruments are as follows (in millions):

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes and other receivables	$—	$—	$2	$2

Liabilities:
Long- and short-term debt	$2,561	$2,558	$2,631	$2,559

C. Impairments on Assets Held and Used

Dickerson Generating Facility

Background

During the second quarter of 2010, the County Council for Montgomery County, Maryland, adopted a law which imposes a levy of $5 per ton of CO2 emitted by Mirant Mid-Atlantic’s Dickerson generating facility. The Company currently estimates Mirant Mid-Atlantic will incur $10 million to $15 million in levies per year as a result of the CO2 levy which will cause a decrease in the cash flows that the Dickerson generating facility is projected to earn in future periods. See Note K for additional information related to the Montgomery County Carbon Emissions Levy and the Company’s legal challenge of it.

The Company viewed the adoption of the law by the Montgomery County council as a triggering event under accounting guidance because the law has caused management to review the economic viability of the Dickerson generating facility as a result of projected decreases in cash flows.

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. In performing the impairment analysis, the Company determined that the Dickerson generating facility was the lowest level for which identifiable cash flows are available. As a result, the Company included the cash flows associated with the Dickerson leased facilities as well as the owned combustion turbine units. The leased facilities are accounted for as operating leases, so only the leasehold improvements related to these facilities are recorded on the unaudited condensed consolidated balance sheets. The most significant leasehold improvements for the Dickerson generating facility relate to capital expenditures made as part of the compliance with the Maryland Healthy Air Act.

Assumptions and Results

The Company’s assessment for recoverability of the Dickerson generating facility under the accounting guidance related to the impairment of a long-lived asset involved developing scenarios for the future expected operations of the Dickerson generating facility. The scenarios related to the success of the legal challenges to the law. The sum of the probability weighted undiscounted cash flows for the Dickerson generating facility exceeded the carrying value as of June 30, 2010. As a result, the Company did not record an impairment charge. The carrying value of the Dickerson generating facility represented approximately 16% of the Company’s total property, plant and equipment, net at September 30, 2010. There were no additional events in the third quarter that required the Company to update its previous impairment analysis.

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

Assumptions and Results

The Company evaluated the Potrero generating facility for impairment during the third quarter of 2009. The Company’s assessment of Mirant Potrero under the accounting guidance related to the impairment of a long-lived asset involved developing scenarios for the future expected operations of the Potrero generating facility. One such scenario assumed the complete shutdown of the Potrero generating facility in December 2010 in accordance with the timeline proposed in the settlement agreement. The Company also considered additional scenarios that assumed the CAISO would not allow complete shutdown of the facility in December 2010 because expected reliability projects in the City of San Francisco were not completed.

The Company determined that the tangible assets for the Potrero generating facility were not impaired because the weighted average sum of the undiscounted cash flows exceeded the carrying value of the tangible assets in the third quarter of 2009. The carrying value of the Potrero generating facility represented less than 1% of the Company’s total property, plant and equipment, net at September 30, 2010.

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

Contra Costa Generating Facility

Background

On September 2, 2009, Mirant Delta entered into an agreement with PG&E for the 674 MW at Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The agreement to retire these units did not significantly affect the remaining useful life of the Contra Costa generating facility. The Mirant Delta agreement became effective on September 30, 2010.

Assumptions and Results

The Company evaluated the intangible asset of trading rights related to its Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the shutdown provisions in the tolling agreement. Because the Contra Costa generating facility is under contract with PG&E through its expected shutdown date of April 2013, the Company determined the intangible asset was fully impaired as of September 30, 2009. The Company recorded an impairment loss of $5 million on the unaudited condensed consolidated statement of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility. This impairment loss is included in the results of the Company’s California segment for the three and nine months ended September 30, 2009.

The following table sets forth by level within the fair value hierarchy the Company’s intangible assets that were accounted for at fair value on a non-recurring basis. All of the Company’s intangible assets that were measured at fair value as a result of an impairment during the current period were categorized in Level 3 as of September 30, 2009 (in millions):

	Fair Value at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Loss Included in Earnings
Potrero intangible assets	$—	$—	$—	$—	$9
Contra Costa intangible assets	—	—	—	—	5

Total	$—	$—	$—	$—	$14

D. Long-Term Debt

Long-term debt was as follows (dollars in millions):

	At September 30, 2010	At December 31, 2009	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Americas Generation:
Senior notes:
Due May 2011	$535	$535	8.30%	Unsecured
Due October 2021	450	450	8.50%	Unsecured
Due May 2031	400	400	9.125%	Unsecured
Unamortized debt premiums (discounts), net	(2)	(3)
Mirant North America:
Senior secured term loan, due 2010 to 2013	305	373	LIBOR + 1.75%[1]	Secured
Senior notes, due December 2013	850	850	7.375%	Unsecured
Capital leases, due 2010 to 2015	23	26	7.375% -8.19%

Total	2,561	2,631
Less: current portion of long-term debt	(588)	(75)

Total long-term debt, net of current portion	$1,973	$2,556

[1]	The weighted average interest rate for the nine months ended September 30, 2010 and the year ended December 31, 2009, was 2.043% and 2.130%, respectively.

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation. The principal balance of the Mirant Americas Generation senior notes due in May 2011 is included in current portion of long-term debt at September 30, 2010.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan due January 2013 and a senior secured revolving credit facility due January 2012. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $305 million as of September 30, 2010. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. During 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At September 30, 2010, the cash collateral balance was approximately $124 million as a result of interest earned on the invested cash balances. At September 30, 2010, there were approximately $44 million of letters of credit outstanding under the senior secured revolving credit facility and $123 million of letters of credit outstanding under the senior secured term loan cash collateral account. Upon the completion of the merger with RRI Energy, the outstanding letters of credit will transfer to the GenOn Energy senior secured revolving credit facility. At September 30, 2010, $711 million was available under the senior secured revolving credit facility and less than $1 million was available under the senior secured term loan for cash draws or for the issuance of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million effective reduction as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., a lender under the facility.

In addition to quarterly principal installments, which are currently $0.8 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 10, 2010, Mirant North America made a mandatory principal prepayment of approximately $66 million on the term loan. At September 30, 2010, the current estimate of the mandatory principal prepayment of the term loan in March 2011 is approximately $45 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2010.

The senior secured credit facilities are senior secured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior secured obligations, the senior secured credit facilities. The senior secured credit facilities have no recourse to any other Mirant entities. Upon completion of the merger with RRI Energy, the Mirant North America term loan will be repaid and the Mirant North America credit facility will be terminated.

Mirant North America Senior Notes

The senior notes due in 2013 are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes have no recourse to any other Mirant entities, including Mirant Americas Generation. In connection with the consummation of the merger with RRI Energy, and the related financing transactions, the Mirant North America senior notes will be discharged and redeemed.

Mirant Marsh Landing Credit Facility

On October 8, 2010, Mirant Marsh Landing entered into a credit agreement for up to approximately $650 million of commitments to provide construction and permanent financing for the Marsh Landing generating facility. The credit facility consists of a $155 million tranche A senior secured term loan facility, a $345 million tranche B senior secured term loan facility, a $49.79 million senior secured letter of credit facility to support Mirant Marsh Landing’s debt service reserve requirements and a $100.15 million senior secured letter of credit facility to support Mirant Marsh Landing’s collateral requirements under its PPA with PG&E. The term loans will be available to be drawn during the construction of the project upon the satisfaction of the conditions precedent thereto, including the receipt by Mirant Marsh Landing of base equity contributions in an amount of $147.46 million. Prior to the commercial operation date of the project, the collateral requirements under the PPA and construction contracts are being met by a $165 million cash collateralized letter of credit facility entered into by Mirant on behalf of Mirant Marsh Landing on September 27, 2010. At or near the commercial operation date of the project, those collateral requirements will terminate.

The term loans are to be fully amortized by their maturity dates. The tranche A term loan matures on December 31, 2017 and the tranche B term loan matures on the date that is the earlier of the last day of the first fiscal quarter following the tenth anniversary of the conversion of the credit facility from a construction facility to a permanent facility upon commercial operation of the Marsh Landing project and December 31, 2023. The expiry date of the letters of credit is December 31, 2017. Interest on the tranche A term loans will be based on a base rate or a LIBOR rate plus an initial applicable margin of 1.5% for base rate loans and 2.5% for LIBOR loans (with such margin increasing 0.25% every three years). Interest on the tranche B term loans will be based on a base rate or a LIBOR rate plus an initial applicable margin of 1.75% for base rate loans and 2.75% for LIBOR loans (with such margin increasing 0.25% every three years). Fees on lenders’ exposure under the letters of credit accrue at a rate equal to the applicable margin payable on the tranche A term loans that are based on the LIBOR rate.

In connection with the credit agreement, Mirant Marsh Landing entered into interest rate protection agreements (“interest rate swaps”) to mitigate the interest rate risks with respect to the term loan. Mirant provided limited guarantees in respect of the interest rate swaps. The effective interest rate that Mirant Marsh Landing will pay for the term loan from the commercial operations date is 5.91% (plus the step-up in margin over time). The interest rate swaps are expected to be accounted for as cash flow hedges with changes in fair value recognized in other comprehensive income, with the exception of any ineffectiveness which will be recognized in the statement of operations. The Company expects the interest rate swaps to be fully effective in mitigating the interest rate risk.

Loans under the credit facility will be subject to mandatory prepayment upon the occurrence of certain events, including an event of damage or an event of taking, the receipt of the proceeds of any claim under any document executed in connection with the Marsh Landing project and any amounts payable as a result of termination of the PPA. The credit facility includes customary affirmative and negative covenants and events of default. Negative covenants include limitations on additional debt, liens, negative pledges, investments, distributions, business activities, stock repurchases, asset dispositions, accounting changes, change orders and affiliate transactions.

Events of default include non-performance of covenants, breach of representations, cross-acceleration of other material indebtedness, bankruptcy and insolvency, undischarged material judgments, a change in control and a failure to achieve commercial operation of the Marsh Landing project by December 31, 2013.

GenOn Energy Debt

The new GenOn Energy debt financing is as follows (dollars in millions):

	Principal	Interest Rate	Secured/ Unsecured
Long-term debt:
GenOn Energy:
Senior secured term loan, due 2010 to 2017	$700	LIBOR + 4.25%[1]	Secured
GenOn Escrow:
Senior notes, due October 2018	675	9.500%	Unsecured
Senior notes, due October 2020	550	9.875%	Unsecured

Total long-term debt	$1,925

[1]	The senior secured term loan has an interest rate with a LIBOR floor of 1.75%.

GenOn Energy Senior Secured Credit Facilities

On September 20, 2010, RRI Energy entered into new senior secured credit facilities comprised of a $788 million five-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan (the “GenOn Energy credit facilities”). The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility are subject to the closing of the merger and the satisfaction of the conditions precedent thereto. The term loan will be made in a single drawing at closing and will amortize in nominal quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date. Availability of borrowings under the new revolving credit facility will be reduced by any outstanding letters of credit.

Loans under the GenOn Energy credit facilities will be available at either of the following rates: (i) the base rate plus the applicable margin, or (ii) the LIBOR rate plus the applicable margin. The applicable margin with respect to loans under the senior secured revolving credit facility is 2.5% in the case of base rate loans, or 3.5% in the case of LIBOR rate loans. The applicable margin with respect to loans under the senior secured term loan is 3.25% in the case of base rate loans, or 4.25% in the case of LIBOR rate loans. For the term loan facility only, in no event shall the LIBOR rate be less than 1.75% per annum. Interest on the GenOn Energy credit facilities is payable on each March 31, June 30, September 30 and December 31, commencing on the first quarterly payment date after funding. In addition, the term loan facility also accrues interest at 4.25% per annum during the period between the commitment date of September 20, 2010 and the date that the term loan is funded, which amounts will be paid upon funding.

Upon funding of the GenOn Energy credit facilities, GenOn Energy will be required to maintain a ratio of consolidated secured debt (net of up to $500 million in cash) to adjusted EBITDA of not more than 3.50 to 1.00, which will be tested at the end of each fiscal quarter and, in the case of EBITDA, will be calculated on a rolling four quarter basis ending on the last day of such fiscal quarter. In addition, the GenOn Energy credit facilities will restrict the ability of GenOn Energy to, among other things, (i) incur additional indebtedness, (ii) pay dividends, prepay subordinated indebtedness or purchase capital stock, (iii) encumber assets, (iv) enter into business combinations or divest assets, (v) make investments or loans, (vi) enter into transactions with affiliates and (vii) engage in sale and leaseback transactions, subject in each case to certain exceptions or excluded amounts.

The GenOn Energy credit facilities, and the subsidiary guarantees thereof, will be senior secured obligations of GenOn Energy and certain of its existing and future direct and indirect subsidiaries, excluding Mirant Americas Generation; provided, however, that Mirant Americas Generation’s subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading and their subsidiaries) will guarantee the GenOn Energy credit facilities to the extent permitted under the indenture for the senior notes of Mirant Americas Generation.

GenOn Escrow Senior Notes

On October 4, 2010, GenOn Escrow, a wholly-owned subsidiary of Mirant, issued senior notes in an aggregate principal amount of $1.225 billion. The senior notes were issued at a discount to par, resulting in net proceeds to GenOn Escrow of $1.203 billion. The notes were issued in two tranches, with the first tranche having a principal balance of $675 million, bearing interest at 9.5% and maturing in 2018 and the second tranche having a principal balance of $550 million, bearing interest at 9.875% and maturing in 2020. Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. Upon completion of the merger, and the satisfaction of the conditions precedent thereto, GenOn Escrow will merge with and into RRI Energy and RRI Energy will assume all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow will be released to RRI Energy.

Pursuant to the terms of the indenture, GenOn Escrow will be required to redeem the senior notes at a redemption price equal to 100% of the issue price of each series of senior notes, plus accrued and unpaid interest to, but excluding, the redemption date if:

•

the merger is not completed on or before December 31, 2010 or, subject to the deposit with the escrow agent of cash or government securities sufficient to fund the special mandatory redemption payment thereon, March 31, 2011 (the “Merger Termination Date”);

•	the required refinancing transactions, as set forth in the Merger Agreement, are not completed at or before the Merger Termination Date;

•	the Merger Agreement is terminated before the Merger Termination Date;

•	an event of default shall have occurred and be continuing under the indenture; or

•	at any time, RRI Energy and Mirant, in their sole judgment, determine jointly that the refinancing transactions will not be completed on or before the Merger Termination Date.

Upon assumption by GenOn Energy of all of the obligations under the senior notes and the related indentures, GenOn Energy will be restricted from incurring additional liens and from paying dividends or purchasing capital stock. In the event of a change of control of GenOn Energy, holders of the senior notes have the right to require GenOn Energy to purchase the outstanding senior notes at a price equal to 101% of the principal amount plus accrued and unpaid interest and additional interest (as defined in the indenture), if any. The senior notes will be subject to acceleration of GenOn Energy’s obligations thereunder upon the occurrence of certain events of default, including: (i) default in interest payment for 30 days, (ii) default in the payment of principal or premium, if any, (iii) failure after 90 days of specified notice to comply with any other agreements in the indenture, (iv) certain cross-acceleration events, (v) failure by GenOn Energy or its significant subsidiaries to pay certain final and non-appealable judgments after 90 days and (vi) certain events of bankruptcy and insolvency.

The senior notes are the sole obligation of GenOn Escrow and are not guaranteed by Mirant or any of its other subsidiaries or RRI Energy or any of its subsidiaries. Upon assumption by GenOn Energy of all of the obligations under the senior notes and the related indentures, the senior notes will be the sole obligation of GenOn Energy and will not be guaranteed by any subsidiary of GenOn Energy.

Pre-Merger Borrowing Costs for GenOn Energy

Pursuant to the Merger Agreement, the issuance costs and prepaid interest of approximately $50 million for the new GenOn Escrow senior notes were paid equally by Mirant and RRI Energy.

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

Upon issuance or modification of a guarantee, the Company determines if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions of the accounting guidance related to guarantees. Such guarantees must initially be recorded at fair value, as determined in accordance with the accounting guidance. The Company did not have any guarantees at September 30, 2010, that met the recognition requirements of the accounting guidance.

For the nine months ended September 30, 2010, Mirant had net increases to its guarantees and letters of credit of approximately $61 million, which included net increases of approximately $48 million to its letters of credit, approximately $7 million to its surety bonds and approximately $6 million to other guarantees. The net increase of $61 million includes $80 million as a result of the approval of the Mirant Marsh Landing PPA by the CPUC, which required the Company to increase the outstanding letter of credit posted with PG&E.

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

Net Periodic Benefit Cost (Credit)

The components of the net periodic benefit cost (credit) are shown below (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$2	$2	$—	$—
Interest cost	4	4	—	1
Expected return of plan assets	(5)	(5)	—	—
Net amortization[1]	—	—	(1)	(1)

Net periodic benefit cost (credit)	$1	$1	$(1)	$—

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$6	$6	$—	$1
Interest cost	12	12	2	3
Expected return of plan assets	(16)	(16)	—	—
Net amortization[1]	1	1	(5)	(4)
Curtailments	—	—	(37)	—

Net periodic benefit cost (credit)	$3	$3	$(40)	$—

[1]	Net amortization amount includes prior service costs and actuarial gains or losses.

Curtailment of Other Postretirement Healthcare Benefits

During the second quarter of 2010, the Company entered into a new collective bargaining agreement with its Mid-Atlantic employees represented by IBEW Local 1900. The new agreement includes a change to the postretirement healthcare benefit plan covering those union employees to eliminate employer-provided healthcare subsidies through a gradual phase-out. For current employees who retire during the term of this collective bargaining agreement, the gradual phase-out will continue through 2015, at which time those retirees will be responsible for 100% of their healthcare coverage. Subsidies for employees who retired prior to June 1, 2010, will continue through December 31, 2010. The curtailment resulted in a remeasurement of the liability related to postretirement benefits for Mid-Atlantic union employees. In performing the remeasurement, the Company used an updated discount rate of 5.31% as compared to the discount rate of 5.62% used in the Company’s previous measurement at December 31, 2009. The Company did not adjust any other valuation assumptions as a result of the remeasurement. The Company recorded the effects of the plan curtailment during the second quarter of 2010 and recognized a reduction in other postretirement liabilities of approximately $45 million and a decrease in accumulated other comprehensive loss of approximately $8 million on the unaudited condensed consolidated balance sheets as of September 30, 2010, and a gain of $37 million reflected as a reduction in operations and maintenance expense on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010.

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

During the three and nine months ended September 30, 2010, the Company recognized approximately $5 million and $13 million, respectively, of compensation expense related to stock options and restricted stock units. During the three and nine months ended September 30, 2009, the Company recognized approximately $4 million and $20 million, respectively, of compensation expense related to stock options and restricted stock units, which includes compensation expense associated with the separation of certain executives in 2009. These amounts are included in operations and maintenance expense in the unaudited condensed consolidated statements of operations.

Stock-based compensation activity for the nine months ended September 30, 2010, was as follows:

Stock Options—Service-based

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value[1] (in thousands)
Outstanding at January 1, 2010	4,040,576	$24.05	$5,818
Granted	951,224	$13.19
Exercised or converted	(122,650)	$10.40
Forfeited	(44,016)	$13.44
Expired	(705,774)	$29.24

Outstanding at September 30, 2010	4,119,360	$21.17	$—

Exercisable or convertible at September 30, 2010	2,309,881	$26.49	$—

Cash proceeds from exercise of options for the nine months ended September 30, 2010	$1,275,560

[1]	Aggregate intrinsic value is calculated based on the closing stock price at September 30, 2010, of $9.96.

Restricted Stock Units—Service-based

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,587,324	$14.95
Granted	1,037,499	$13.15
Vested	(658,669)	$17.81
Forfeited	(38,964)	$12.68

Outstanding at September 30, 2010	1,927,190	$13.04

Change of Control

If consummated, the proposed merger with RRI Energy will constitute a change of control as defined under the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. As a result, all outstanding stock options and restricted stock units will become fully vested. The outstanding stock options will be converted into options to purchase RRI Energy common stock and restricted stock units will be converted into shares of RRI Energy based on the Exchange Ratio and the terms of the Merger Agreement. Upon the closing of the merger, RRI Energy will be renamed GenOn Energy. In addition, any unrecognized compensation expense associated with previously unvested stock options and restricted stock units will be immediately recognized as compensation expense. As of September 30, 2010, there was approximately $27 million of total unrecognized compensation expense, excluding estimated forfeitures, related to non-vested stock-based awards.

H. Earnings Per Share

Mirant calculates basic EPS by dividing income available to stockholders by the weighted average number of common shares outstanding. Diluted EPS gives effect to dilutive potential common shares, including unvested restricted stock units, stock options and warrants.

The following table shows the computation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009 (in millions except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$254	$55	$398	$598

Basic and diluted:
Weighted average shares outstanding—basic	146	145	145	145
Shares from assumed vesting of restricted stock units	—	1	1	—

Weighted average shares outstanding—diluted	146	146	146	145

Basic and Diluted EPS

Basic EPS	$1.74	$0.38	$2.74	$4.12

Diluted EPS	$1.74	$0.38	$2.73	$4.12

For the three and nine months ended September 30, 2010 and 2009, the weighted average number of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive were as follows (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Series A Warrants	27	27	27	27
Series B Warrants	7	7	7	7
Restricted stock units	1	—	1	1
Stock options	4	4	4	4

Total number of antidilutive shares	39	38	39	39

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

Provided neither has experienced an ownership change between December 31, 2009, and the closing date of the merger, each of Mirant and RRI Energy is expected separately to experience an ownership change, as defined in §382 of the Internal Revenue Code of 1986, on the merger date as a consequence of the merger. See Note A for further information on the proposed merger and the effect on the federal NOLs.

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

Operating Segments

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2010:
Operating revenues[1]	$653	$88	$41	$(7)	$—	$775
Cost of fuel, electricity and other products[2]	182	59	9	(3)	—	247

Gross margin	471	29	32	(4)	—	528

Operating Expenses:
Operations and maintenance	116	28	15	13	—	172
Depreciation and amortization	36	5	8	4	—	53
Gain on sales of assets, net	—	(1)	—	—	—	(1)

Total operating expenses, net	152	32	23	17	—	224

Operating income (loss)	319	(3)	9	(21)	—	304
Total other expense (income), net	1	—	(2)	51	—	50

Income (loss) before income taxes	318	(3)	11	(72)	—	254
Provision (benefit) for income taxes	(1)	—	—	1	—	—

Net income (loss)	$319	$(3)	$11	$(73)	$—	$254

Total assets at September 30, 2010	$6,222	$610	$123	$6,155	$(2,406)	$10,704

[1]	Includes unrealized gains of $156 million and $8 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $10 million for Other Operations.
[2]	Includes unrealized losses of $10 million for Northeast and unrealized gains of $23 million for Mid-Atlantic.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2010:
Operating revenues[1]	$1,562	$200	$112	$25	$—	$1,899
Cost of fuel, electricity and other products[2]	587	121	21	(3)	—	726

Gross margin	975	79	91	28	—	1,173

Operating Expenses:
Operations and maintenance	346	79	53	(8)	—	470
Depreciation and amortization	105	17	23	12	—	157
Gain on sales of assets, net	(3)	(1)	—	—	—	(4)

Total operating expenses, net	448	95	76	4	—	623

Operating income (loss)	527	(16)	15	24	—	550
Total other expense (income), net	3	1	(2)	149	—	151

Income (loss) before income taxes	524	(17)	17	(125)	—	399
Provision (benefit) for income taxes	(1)	—	—	2	—	1

Net income (loss)	$525	$(17)	$17	$(127)	$—	$398

Total assets at September 30, 2010	$6,222	$610	$123	$6,155	$(2,406)	$10,704

[1]	Includes unrealized gains of $289 million and $10 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $13 million for Other Operations.
[2]	Includes unrealized losses of $81 million and $26 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2009:
Operating revenues[1]	$344	$57	$43	$10	$—	$454
Cost of fuel, electricity and other products[2]	131	23	10	(2)	—	162

Gross margin	213	34	33	12	—	292

Operating Expenses:
Operations and maintenance	104	26	18	6	—	154
Depreciation and amortization	25	4	5	3	—	37
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(2)	(1)	—	—	—	(3)

Total operating expenses, net	127	29	37	9	—	202

Operating income (loss)	86	5	(4)	3	—	90
Total other expense, net	—	—	1	31	—	32

Income (loss) before income taxes	86	5	(5)	(28)	—	58
Provision for income taxes	—	—	—	3	—	3

Net income (loss)	$86	$5	$(5)	$(31)	$—	$55

Total assets at December 31, 2009	$5,807	$616	$144	$5,239	$(2,278)	$9,528

[1]	Includes unrealized losses of $126 million, $43 million and $24 million for Mid-Atlantic, Northeast and Other Operations, respectively.
[2]	Includes unrealized gains of $2 million and $17 million for Mid-Atlantic and Northeast, respectively.

	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2009:
Operating revenues[1]	$1,407	$267	$111	$46	$(3)	$1,828
Cost of fuel, electricity and other products[2]	430	124	22	7	—	583

Gross margin	977	143	89	39	(3)	1,245

Operating Expenses:
Operations and maintenance	310	93	61	(34)	—	430
Depreciation and amortization	73	13	15	8	—	109
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(12)	(3)	(1)	—	(4)	(20)

Total operating expenses (income), net	371	103	89	(26)	(4)	533

Operating income	606	40	—	65	1	712
Total other expense, net	2	—	2	99	—	103

Income (loss) before income taxes	604	40	(2)	(34)	1	609
Provision for income taxes	—	—	—	11	—	11

Net income (loss)	$604	$40	$(2)	$(45)	$1	$598

Total assets at December 31, 2009	$5,807	$616	$144	$5,239	$(2,278)	$9,528

[1]	Includes unrealized gains of $112 million for Mid-Atlantic and unrealized losses of $21 million and $73 million for Northeast and Other Operations, respectively.
[2]	Includes unrealized gains of $7 million and $41 million for Mid-Atlantic and Northeast, respectively.

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

Stockholder Litigation

In April 2010, Mirant, RRI Energy and the members of the Mirant board of directors were named defendants in four purported class action lawsuits filed in the Superior Court of Fulton County, Georgia, brought on behalf of proposed classes consisting of holders of Mirant common stock, excluding the defendants and their affiliates: Rosenbloom v. Cason, et al. , No. 2010CV184223, filed April 13, 2010; The Vladmir Gusinsky Living Trust v. Muller, et al. , No, 2010CV184331, filed April 15, 2010; Ng v. Muller, et al. , No. 2010CV184449, filed April 16, 2010; and Bayne v. Muller, et al. , No. 2010CV184648, filed April 21, 2010. Merger Sub was also named a defendant in three of the lawsuits. The complaints allege, among other things, that the individual defendants breached their fiduciary duties by failing to maximize the value to be received by Mirant’s public stockholders, and that the other defendants aided and abetted the individual defendants’ breaches of fiduciary duties. In three of the actions, amended complaints were filed adding allegations that defendants breached their fiduciary duties by failing to disclose certain information in the preliminary joint proxy statement/prospectus of RRI Energy and Mirant. The complaints seek, among other things, (a) to enjoin defendants from consummating the merger; (b) rescission of the merger, if completed and/or (c) granting the class members any profits or benefits allegedly improperly received by defendants in connection with the merger. Motions to dismiss the complaints for failure to state a claim have been filed on behalf of all of the defendants.

On August 17, 2010, the court entered an order, consented to by all parties, consolidating the four cases under the caption In re Mirant Corporation Shareholder Litigation, No 2010CV184223, directing that the amended complaint in Rosenbloom v. Cason, et al., No. 2010CV1c824223, serve as the operative complaint, and appointing co-lead counsel. On August 26, 2010, the parties entered into a memorandum of understanding under the terms of which the parties will negotiate in good faith to enter into a stipulation of settlement based on additional disclosures, to be presented to the court for approval following consummation of the merger.

Scrubber Contract Issues

Mirant Mid-Atlantic is working through various issues with Stone & Webster, Inc. (“Stone & Webster”), the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown generating facilities to determine the final amount owed to Stone & Webster. Stone & Webster is estimating that the cost incurred under the EPC contract at completion will exceed the amount currently budgeted. If the costs actually incurred for the EPC work were to equal the amount projected by Stone & Webster, the costs incurred by Mirant Mid-Atlantic and Mirant Chalk Point for environmental controls to meet the Maryland Healthy Air Act would exceed the $1.674 billion currently budgeted for the total project by approximately 5%. Mirant Mid-Atlantic is questioning various costs incurred by Stone & Webster and is auditing various components of the costs incurred by Stone & Webster. Mirant Mid-Atlantic also has submitted owner change orders to Stone & Webster that would reduce the costs incurred under the EPC contract by removing work included in the contract specifications that ultimately was not performed or that was completed by Mirant Mid-Atlantic. Mirant Mid-Atlantic expects the final contract amount to be less than the amount projected by Stone & Webster, but cannot predict how much of a reduction will be achieved. The current budget of $1.674 billion continues to represent management’s best estimate of the Company’s total capital expenditures for compliance with the Maryland Healthy Air Act.

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

On April 2, 2010, the MDE filed a complaint against Mirant Mid-Atlantic and Mirant MD Ash Management in the United States District Court for the District of Maryland asserting violations of the Clean Water Act and Maryland’s Water Pollution Control Law on the grounds alleged in the November 19, 2009, letter from the Brandywine Noticing Parties and the MDE’s letter of January 15, 2010. Four environmental advocacy groups filed a motion seeking to intervene as plaintiffs in the proceeding. Mirant MD Ash Management and Mirant Mid-Atlantic filed a motion seeking dismissal of the complaint on various grounds, including that the complaint fails to state a claim under the Clean Water Act because the discharges alleged were within the scope of possible discharges identified in filings made by Mirant MD Ash Management with the MDE to obtain its existing NPDES permit for the Brandywine Fly Ash Facility. On September 8, 2010, the United States District Court for the District of Maryland granted the environmental groups’ motion to intervene as plaintiffs and denied the motion to dismiss filed by Mirant MD Ash Management and Mirant Mid-Atlantic.

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

Suit Regarding Chalk Point Emissions.    On June 25, 2009, the Chesapeake Climate Action Network and four individuals filed a complaint against Mirant Mid-Atlantic and Mirant Chalk Point in the United States District Court for the District of Maryland. The plaintiffs alleged that Mirant Chalk Point had violated the Clean Air Act and Maryland environmental regulations by failing to install controls to limit emissions of particulate matter on unit 3 and unit 4 of the Chalk Point generating facility, which at times burn residual fuel oil. The plaintiffs sought to enjoin the alleged violations, to obtain civil penalties of up to $32,500 per day for past noncompliance and to recover attorneys’ fees. Mirant Mid-Atlantic and Mirant Chalk Point disputed the plaintiffs’ allegations of violations of the Clean Air Act and Maryland environmental regulations. On October 13, 2009, Mirant Mid-Atlantic and Mirant Chalk Point filed a motion seeking dismissal of the complaint on the grounds that it was barred (1) under principles of res judicata by the dismissal with prejudice in January 2007 of similar claims filed by environmental advocacy organizations asserting that emissions from Chalk Point units 3 and 4 violated the Clean Air Act and (2) by actions taken by the MDE currently and over a number of years to ensure compliance by Chalk Point units 3 and 4 with regulations under the Clean Air Act and Maryland law limiting emissions of particulate matter. On August 13, 2010, the United States District Court for the District of Maryland granted the motion to dismiss based upon MDE’s diligent prosecution of the particulate emissions standard, and that dismissal has become final.

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

Mirant Potomac River NOV Regarding Fuels.    By letter dated October 22, 2010, the Virginia DEQ issued an NOV to Mirant Potomac River asserting that it (a) combusted used oils from the Potomac River generating facility in the facility’s boilers without authority under its permit and (b) received one shipment of coal that exceeded the maximum ash content of 11.0% allowed under its permit. The NOV states that such violations can result in various civil penalties, including a civil penalty of up to $32,500 per day for each violation.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of September 30, 2010, approximately 461,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims, regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

To the extent the aggregate amount of the payouts determined to be due with respect to disputed claims ultimately results in the number of reserved shares being insufficient, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant stockholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims. If Mirant is required to issue additional shares of common stock to satisfy unresolved claims that were contested on January 3, 2006, when the Plan became effective, certain parties who received approximately 21 million of the 300 million shares of common stock distributed under the Plan are entitled to receive additional shares of common stock to avoid dilution of their distributions under the Plan.

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

Southern Company and MC Asset Recovery finalized certain terms of the settlement on June 8, 2009. Pursuant to the settlement, Southern Company paid $202 million to MC Asset Recovery in settlement of all claims asserted in the Southern Company Litigation. MC Asset Recovery used a portion of that payment to pay fees owed to the managers of MC Asset Recovery and other expenses of MC Asset Recovery not previously funded by Mirant, and it retained $47 million from that payment to fund future expenses and to apply against unpaid expenditures. MC Asset Recovery distributed the remaining $155 million to Mirant. In accordance with the Plan, Mirant retained approximately $52 million of that distribution as reimbursement for the funds it had provided to MC Asset Recovery and costs it incurred related to MC Asset Recovery that had not been previously reimbursed. The Company recognized the $52 million as a reduction of operations and maintenance expense for the year ended December 31, 2009. Pursuant to MC Asset Recovery’s Limited Liability Company Agreement and an order of the Bankruptcy Court dated October 31, 2006, Mirant distributed approximately $1.7 million to the managers of MC Asset Recovery. In September 2009, the remaining approximately $101 million of the amount recovered by MC Asset Recovery was distributed pursuant to the terms of the Plan. Following these distributions, Mirant has no further obligation to provide funding to MC Asset Recovery. As a result, Mirant reversed its remaining accrual of $10 million of funding obligations as a reduction in operations and maintenance expense for the year ended December 31, 2009. The Company does not expect to owe any taxes related to the MC Asset Recovery settlement with Southern Company. MC Asset Recovery had $37 million and $39 million of assets included in funds on deposit and liabilities included in accounts payable and accrued liabilities in its unconsolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

One of the two remaining actions transferred to MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks (the “Commerzbank Defendants”) for alleged fraudulent transfers that occurred prior to the filing of Mirant’s bankruptcy proceedings. That action, MC Asset Recovery, LLC v. Commerzbank AG, et al., is pending before the United States Bankruptcy Court for the Northern District of Texas. In its amended complaint, MC Asset Recovery alleges that the Commerzbank Defendants in 2002 and 2003 received payments totaling approximately 153 million Euros directly or indirectly from Mirant under a guarantee provided by Mirant in 2001 of certain equipment purchase obligations. MC Asset Recovery alleges that at the time Mirant provided the guarantee and made the payments to the Commerzbank Defendants, Mirant was insolvent and did not receive fair value for those transactions. If MC Asset Recovery succeeds in obtaining any recoveries on these avoidance claims, the Commerzbank Defendants have asserted that they will seek to file claims in Mirant’s bankruptcy proceedings for the amount of those recoveries. Mirant would vigorously contest the allowance of any such claims on the ground that, among other things, the recovery of such amounts by MC Asset Recovery does not reinstate any enforceable pre-petition obligation that could give rise to a claim. If such a claim were to be allowed by the Bankruptcy Court as a result of a recovery by MC Asset Recovery, then the Commerzbank Defendants would be entitled to Mirant common stock as provided under the Plan. Based on the distributions made to holders of similar currently allowed claims, the Commerzbank Defendants would receive 43.87 shares of Mirant common stock for each $1,000 of claim allowed by the Bankruptcy Court. Under such circumstances, the order entered by the Bankruptcy Court on December 9, 2005, confirming the Plan provides that Mirant would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim rather than distribute such amount to the unsecured creditors and former equity holders as described above.

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

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Although the Company cannot predict the outcome and estimate the range of loss, the Company thinks that the ultimate disposition of these matters, individually or in aggregate, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

L. Settlements and Other Charges

Potomac River Settlement

In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement containing certain terms that were included in a proposed comprehensive state operating permit for the Potomac River generating facility issued by the Virginia DEQ that month. Under that agreement, Mirant Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and included in funds on deposit and other noncurrent assets in the accompanying unaudited condensed consolidated balance sheets. At September 30, 2010, the balance in the escrow account was approximately $33 million and is included in the Company’s estimated capital expenditures for future periods. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008.

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 Mirant Potomac River merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, Mirant Potomac River merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 does not constrain operations of the Potomac River generating facility below historical operations and allows operation of all five units at one time. In July 2010, the Virginia DEQ issued a permit that limits NOx emissions from Mirant Potomac River’s generating facility to 890 tons during the Ozone Season. The Company thinks that at current market prices the new limit on NOx emissions during the Ozone Season will not have a material effect upon the Company’s results of operations, financial position or cash flows.

Mirant Potrero Settlement Agreement with City of San Francisco

Mirant Potrero and the City and County of San Francisco, California entered into a Settlement Agreement (the “Potrero Settlement”) dated August 13, 2009. The Potrero Settlement became effective in November 2009 upon its approval by the City’s Board of Supervisors and Mayor. The Potrero Settlement addressed certain disputes that had arisen between the City of San Francisco and Mirant Potrero related to the Potrero generating facility. Among other things, the Potrero Settlement obligates Mirant Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the electricity system. The agreement also bars Mirant Potrero from building any additional generating facilities on the site of the Potrero generating facility. Mirant Potrero expects that the completion of the TransBay Cable project, which is an underwater electric transmission cable in the San Francisco Bay, will eliminate the need for unit 3 of the Potrero generating facility to operate for reliability purposes. The TransBay Cable project has encountered some delays in startup that make it uncertain whether it will become fully operational in 2010. By letter dated January 12, 2010, the CAISO advised the City of San Francisco that the expected replacement in 2010 of two underground transmission cables, if completed successfully, would allow the CAISO not to require the continued operation of the remaining units of the Potrero generating facility, units 4, 5 and 6, for reliability purposes after 2010. In September 2010, the CAISO notified Mirant Potrero that it was designating all four units of the Potrero generating facility as needed for reliability purposes in 2011. If, prior to the end of 2010, the CAISO concludes that the TransBay Cable project is fully operational and the replacement of the two underground transmission cables has been completed, then the CAISO could determine that some or all of the units of the Potrero generating facility are no longer needed for reliability purposes and such units could close by the end of 2010.

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

Proposed Merger with RRI Energy

On April 11, 2010, we entered into the Merger Agreement with RRI Energy and RRI Energy Holdings, Inc. (“Merger Sub”), a direct and wholly-owned subsidiary of RRI Energy. Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by each of the boards of directors of Mirant and RRI Energy, Merger Sub will merge with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. We and RRI Energy have satisfied many of the conditions to the completion of the merger, including stockholder approval on October 25, 2010, of the proposals related to the merger. We anticipate completing the merger before the end of 2010.

Completion of the merger is subject to each of Mirant and RRI Energy receiving legal opinions that the merger will qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. Under a tax-free reorganization, none of RRI Energy, Merger Sub, Mirant or any of the Mirant stockholders will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize a gain or loss with respect to cash received in lieu of fractional shares of RRI Energy common stock. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, automatically will be converted into shares of common stock of RRI Energy based on the Exchange Ratio. Additionally, upon the closing of the merger, RRI Energy will be renamed GenOn Energy. Mirant stock options and other equity awards generally will convert upon completion of the merger into stock options and equity awards with respect to RRI Energy common stock, after giving effect to the Exchange Ratio. As a result of the merger, Mirant stockholders will own approximately 54% of the equity of the combined company and RRI Energy stockholders will own approximately 46%.

We and RRI Energy have satisfied many of the conditions to completion of the merger, including:

•	stockholder approval on October 25, 2010, of the proposals related to the merger;

•	FERC approval of the merger by order dated August 2, 2010; and

•	the receipt of the New York State Public Service Commission’s (the “NYPSC”) order dated July 20, 2010, declaring that it will not further review the merger.

The primary remaining condition to closing the merger is completion by the Department of Justice (the “DOJ”) of its review and clearance under the Hart-Scott-Rodino Act. On June 14, 2010, Mirant and RRI Energy filed notification of the proposed transaction with the Federal Trade Commission and the DOJ under the Hart-Scott-Rodino Act. On July 15, 2010, we received a request for additional information from the DOJ, and we have provided the DOJ the information requested.

On September 20, 2010, RRI Energy entered into a new senior secured revolving credit facility and a new senior secured term loan. The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility are subject to the closing of the merger and the satisfaction of the conditions precedent thereto. On October 4, 2010, Mirant and RRI Energy closed on new senior notes. Under the terms of the indenture agreement, the senior notes were issued by GenOn Escrow, our wholly-owned subsidiary, and the proceeds were placed into escrow. Upon completion of the merger, GenOn Escrow will merge with and into RRI Energy. The new GenOn Energy debt financing and revolving credit facility will be used, in part, to discharge and redeem the Mirant North America senior unsecured notes and to repay and terminate the Mirant North America senior secured term loan and revolving credit facility.

The new senior secured revolving credit facility and the new senior secured term loan, and the subsidiary guarantees thereof, will be senior secured obligations of RRI Energy and certain of its existing and future direct and indirect subsidiaries, excluding Mirant Americas Generation; provided, however, that Mirant Americas Generation’s subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading and their subsidiaries) will guarantee the new senior secured revolving credit facility and the new senior secured term loan to the extent permitted under the indenture for the senior notes of Mirant Americas Generation. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on the new GenOn Energy debt financings and Mirant North America’s debt subject to refinancing.

Both Mirant and RRI Energy are subject to restrictions on their ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties, except under limited circumstances to permit Mirant’s and RRI Energy’s boards of directors to comply with their fiduciary duties. The Merger Agreement contains certain termination rights for both Mirant and RRI Energy, and further provides that, upon termination of the Merger Agreement under specified circumstances, Mirant or RRI Energy may be required to pay the other a termination fee of either $37.15 million or $57.78 million. Further information concerning the proposed merger was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 filed by RRI Energy with the SEC on May 28, 2010, and amended on July 6, 2010, August 12, 2010, September 8, 2010 and September 13, 2010.

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

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Mid-Atlantic and Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and we then have some risks resulting from price differentials for different delivery points and for implied differences in heat rates when we hedge power using natural gas. A majority of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At October 12, 2010, our aggregate hedge levels based on expected generation for the remainder of 2010 and subsequent years were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2010	2011	2012	2013	2014
Power	100%	79%	75%	35%	36%
Fuel	91%	84%	76%	50%	—%

The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the legislative history of the Dodd-Frank Act, including a letter from Senators Dodd and Lincoln, provides strong evidence that market participants, such as Mirant, that utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and other requirements, it is uncertain what the implementing regulations to be issued by the Commodities Futures Trading Commission (“CFTC”) will provide. Greater regulation of OTC derivative financial instruments could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets, increasing hedge pricing through the imposition of capital requirements on our swap counterparties, and if we are required to clear such transactions on exchanges, by significantly increasing our requirements for cash collateral.

Capital Expenditures and Capital Resources

For the nine months ended September 30, 2010, we invested $211 million for capital expenditures, excluding capitalized interest, of which $109 million related to compliance with the Maryland Healthy Air Act. As of September 30, 2010, we have invested approximately $1.514 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. As the final part of our compliance with the Maryland Healthy Air Act, we placed our scrubbers in service in the fourth quarter of 2009. Provisions in our construction contracts for the scrubbers provide for certain payments to be made after final completion of the project. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of scrubber contract issues.

For the nine months ended September 30, 2010, our capitalized interest was approximately $4 million compared to $53 million for the same period in 2009. The decrease in capitalized interest from prior periods is a result of placing our scrubbers in service in the fourth quarter of 2009.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remainder of 2010 and for 2011 (in millions):

	2010	2011
Maryland Healthy Air Act	$67	$93
Other environmental	3	24
Maintenance	34	47
Marsh Landing generating facility	33	180
Other construction	7	51
Other	4	12

Total	$148	$407

We plan to fund a substantial portion of the capital expenditures for the Marsh Landing generating facility with the $500 million term loan facility entered into on October 8, 2010. See “California Development Activities” below for additional information on the Marsh Landing generating facility. We expect that available cash and future cash flows from operations will be sufficient to fund the remainder of these capital expenditures.

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

As a result of the installation of the pollution control equipment at our Maryland generating facilities, we have excess SO2 and NOx emissions allowances. In August 2010, the EPA proposed a replacement for the CAIR. The market prices for SO2 and NOx emissions allowances declined as a result of the proposed rule. As a result, the estimated fair value of our projected excess SO2 and NOx emissions allowances is immaterial. See “Environmental and Regulatory Matters” later in this Item 2 for further information on the EPA’s proposed replacement of the CAIR.

California Development Activities

Mirant Marsh Landing

On September 2, 2009, Mirant Marsh Landing entered into a ten-year PPA with PG&E for 760 MW of natural gas-fired peaking generation to be constructed adjacent to our Contra Costa generating facility near Antioch, California.

During the ten-year term of the PPA, Mirant Marsh Landing will receive fixed monthly capacity payments and variable operating payments. The contract provides PG&E with the entire output of the 760 MW generating facility, which will be capable of producing 719 MW during peak July conditions. The Mirant Marsh Landing PPA became effective on September 30, 2010.

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

On October 8, 2010, Mirant Marsh Landing entered into a credit agreement for up to approximately $650 million of commitments to finance the Marsh Landing generating facility. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Mirant Marsh Landing has received all permits necessary to begin construction, and on October 8, 2010, Mirant Marsh Landing directed Kiewit to commence engineering and procurement for the Marsh Landing generating facility. Construction of the Marsh Landing generating facility is scheduled to begin in late 2010 and is expected to be completed by mid-2013.

Contra Costa Toll Extension

On September 2, 2009, Mirant Delta entered into an agreement with PG&E for the 674 MW of Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The Mirant Delta agreement became effective on September 30, 2010.

Pittsburg Toll Extension

On October 28, 2010, Mirant Delta entered into an agreement with PG&E for 1,159 MW of capacity from Pittsburg units 5, 6 and 7 for three years commencing January 1, 2011, with options for PG&E to extend the agreement for each of 2014 and 2015. Under the agreement, Mirant Delta will receive monthly capacity payments with bonuses and/or penalties based on heat rate and availability. The agreement with PG&E was effective upon the execution of the contract.

Potrero Settlement Agreement

On August 13, 2009, Mirant Potrero entered into a Settlement Agreement (“the Potrero Settlement”) with the City and County of San Francisco. Among other things, the Potrero Settlement obligates Mirant Potrero to close permanently each of the remaining units of the

Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the electricity system. In September 2010, the CAISO notified Mirant Potrero that it was designating all four units of the Potrero generating facility as needed for reliability purposes in 2011. If, prior to the end of 2010, the CAISO concludes that the TransBay Cable project is fully operational and the replacement of the two underground transmission cables has been completed, then the CAISO could determine that some or all of the units of the Potrero generating facility are no longer needed for reliability purposes and such units could close by the end of 2010. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Potrero Settlement.

Mid-Atlantic Collective Bargaining Agreement

During the second quarter of 2010, we entered into a new collective bargaining agreement with our Mid-Atlantic employees represented by IBEW Local 1900. The previous collective bargaining agreement expired on June 1, 2010. The new agreement has a five-year term expiring on June 1, 2015. As part of the new agreement, we are required to provide additional retirement contributions through the defined contribution plan currently sponsored by Mirant Services, increases in pay and other benefits. In addition, the new agreement provides for a change to the postretirement healthcare benefit plan covering Mid-Atlantic union employees to eliminate employer-provided healthcare subsidies through a gradual phase-out. We recorded the effects of the plan curtailment during the second quarter of 2010 and recognized a reduction in other postretirement liabilities of approximately $45 million and a decrease in accumulated other comprehensive loss of approximately $8 million on the unaudited condensed consolidated balance sheets and a gain of $37 million reflected as a reduction in operations and maintenance expense on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on the postretirement healthcare benefit curtailment.

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

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Consolidated Financial Performance

We reported net income of $254 million and $55 million for the three months ended September 30, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$361	$466	$(105)
Unrealized gross margin	167	(174)	341

Total gross margin	528	292	236
Operating Expenses:
Operations and maintenance	172	154	18
Depreciation and amortization	53	37	16
Impairment losses	—	14	(14)
Gain on sales of assets, net	(1)	(3)	2

Total operating expenses, net	224	202	22

Operating income	304	90	214
Total other expense, net	50	32	18

Income before income taxes	254	58	196
Provision for income taxes	—	3	(3)

Net income	$254	$55	$199

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

For the three months ended September 30, 2010, our realized gross margin decrease of $105 million was principally a result of the following:

•	a decrease of $192 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $55 million and $247 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset in part by the amount by which contract prices for fuel exceeded market prices for fuel; and

•	a decrease of $12 million in contracted and capacity primarily related to lower average capacity prices in the Mid-Atlantic; partially offset by

•

an increase of $99 million in energy, primarily as a result of an increase in the average settlement price for power, an increase in generation volumes in the Mid-Atlantic and the Northeast and a decrease in the cost of emissions allowances, offset in part by a decrease in realized gross margin from proprietary trading activities and an increase in the price of fuel.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $167 million in 2010, which included a $243 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices, partially offset by unrealized losses of $76 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $174 million in 2009, which included unrealized losses of $233 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $59 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices.

Operating Expenses

Our operating expense increase of $22 million was primarily a result of the following:

•	an increase of $18 million in operations and maintenance expense primarily related to the following:

•

an increase of $12 million primarily as a result of an increase in costs related to the operation of our scrubbers and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010; and

•	an increase of $8 million as a result of merger-related costs incurred in 2010;

•	an increase of $16 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009; and

•	a decrease of $2 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009; partially offset by

•

a decrease of $14 million in impairment related to impairment losses on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Expense, Net

The increase of $18 million primarily reflects higher interest expense as a result of lower capitalized interest because of the scrubbers that were placed in service in December 2009.

Provision for Income Taxes

The decrease of $3 million was primarily the result of additional federal alternative minimum tax recognized in 2009, and additional California income taxes in 2009 as a result of the state’s suspension of the utilization of NOL carry forwards for the 2008 and 2009 tax years.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the three months ended September 30, 2010 and 2009, by operating segments (in millions):

	Three Months Ended September 30, 2010
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$151	$14	$—	$6	$—	$171
Contracted and capacity	83	20	32	—	—	135
Realized value of hedges	58	(3)	—	—	—	55

Total realized gross margin	292	31	32	6	—	361
Unrealized gross margin	179	(2)	—	(10)	—	167

Total gross margin	$471	$29	$32	$(4)	$—	$528

	Three Months Ended September 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$33	$3	$—	$36	$—	$72
Contracted and capacity	90	24	33	—	—	147
Realized value of hedges	214	33	—	—	—	247

Total realized gross margin	337	60	33	36	—	466
Unrealized gross margin	(124)	(26)	—	(24)	—	(174)

Total gross margin	$213	$34	$33	$12	$—	$292

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Mid-Atlantic	43%	32%	11%
Northeast	13%	9%	4%
California	5%	9%	(4)%
Total	27%	21%	6%

The following table summarizes power generation volumes by region for the three months ended September 30, 2010 and 2009 (in gigawatt hours):

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009
Mid-Atlantic:
Baseload	4,060	3,401	659	19%
Intermediate	733	194	539	278%
Peaking	121	28	93	332%

Total Mid-Atlantic	4,914	3,623	1,291	36%

Northeast:
Baseload	400	378	22	6%
Intermediate	324	111	213	192%
Peaking	5	2	3	150%

Total Northeast	729	491	238	48%

California:
Intermediate	255	457	(202)	(44)%
Peaking[1]	(1)	1	(2)	(200)%

Total California	254	458	(204)	(45)%

Total	5,897	4,572	1,325	29%

[1]	Negative amounts denote net energy used by the generating facility.

The total increase in power generation volumes for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily the result of the following:

Mid-Atlantic.    An increase in our generation volumes primarily as a result of higher power prices resulting from an increase in demand because of higher average temperatures and a decrease in outages in 2010 compared to 2009.

Northeast.    An increase in our generation volumes primarily as a result of higher power prices resulting from an increase in demand because of higher average temperatures.

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

Mid-Atlantic

Our Mid-Atlantic segment includes four generating facilities with total net generating capacity of 5,194 MW.

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$151	$33	$118
Contracted and capacity	83	90	(7)
Realized value of hedges	58	214	(156)

Total realized gross margin	292	337	(45)
Unrealized gross margin	179	(124)	303

Total gross margin	471	213	258

Operating Expenses:
Operations and maintenance	116	104	12
Depreciation and amortization	36	25	11
Gain on sales of assets, net	—	(2)	2

Total operating expenses, net	152	127	25

Operating income	319	86	233
Total other expense, net	1	—	1

Income before income taxes	$318	$86	$232

Gross Margin

The decrease of $45 million in realized gross margin was principally a result of the following:

•

a decrease of $156 million in realized value of hedges. In 2010, realized value of hedges was $58 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power and the amount by which market prices for coal exceeded contract prices for coal. In 2009, realized value of hedges was $214 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal exceeded market prices for coal; and

•	a decrease of $7 million in contracted and capacity primarily related to lower average capacity prices, offset in part by an increase in ancillary services revenue; partially offset by

•

an increase of $118 million in energy, primarily as a result of an increase in the average settlement price for power, an increase in generation volumes and a decrease in the cost of emissions allowances, offset in part by an increase in the average price of coal.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $179 million in 2010, which included a $228 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices, partially offset by unrealized losses of $49 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $124 million in 2009, which included unrealized losses of $188 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $64 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices.

Operating Expenses

Our operating expense increase of $25 million was primarily a result of the following:

•

an increase of $12 million in operations and maintenance expense primarily as a result of an increase in costs related to the operation of our scrubbers and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010;

•

an increase of $11 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009, offset in part by a decrease in the carrying value of the Potomac River generating facility as a result of the impairment charge taken in the fourth quarter of 2009; and

•	a decrease of $2 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$14	$3	$11
Contracted and capacity	20	24	(4)
Realized value of hedges	(3)	33	(36)

Total realized gross margin	31	60	(29)
Unrealized gross margin	(2)	(26)	24

Total gross margin	29	34	(5)

Operating Expenses:
Operations and maintenance	28	26	2
Depreciation and amortization	5	4	1
Gain on sales of assets, net	(1)	(1)	—

Total operating expenses, net	32	29	3

Net income (loss)	$(3)	$5	$(8)

Gross Margin

The decrease of $29 million in realized gross margin was principally a result of the following:

•

a decrease of $36 million in realized value of hedges. In 2010, realized value of hedges was $(3) million, which reflects the amount by which contract prices for fuel exceeded market prices, offset by the amount by which the settlement value of power contracts exceeded market prices for power. In 2009, realized value of hedges was $33 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset in part by the amount by which contract prices for fuel exceeded market prices for fuel; and

•	a decrease of $4 million in contracted and capacity primarily related to lower average capacity prices; partially offset by

•

an increase of $11 million in energy primarily as a result of an increase in the average settlement price for power, and an increase in generation volumes offset in part by an increase in the price of fuel.

Our unrealized gross margin for both periods reflects the following:

•	unrealized losses of $2 million in 2010 from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $26 million in 2009, which included unrealized losses of $32 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $6 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices.

Operating Expenses

Our operating expense increase of $3 million was primarily a result of an increase in costs related to unplanned outages in 2010 compared to 2009 for our generating facilities, partially offset by a decrease in property taxes because of lower assessed values.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero generating facilities with total net generating capacity of 2,347 MW and includes business development efforts for new generation in California, including Mirant Marsh Landing.

The following table summarizes the results of operations of our California segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Contracted and capacity	$32	$33	$(1)

Total realized gross margin	32	33	(1)
Unrealized gross margin	—	—	—

Total gross margin	32	33	(1)

Operating Expenses:
Operations and maintenance	15	18	(3)
Depreciation and amortization	8	5	3
Impairment losses	—	14	(14)

Total operating expenses, net	23	37	(14)

Operating income (loss)	9	(4)	13
Total other expense (income), net	(2)	1	(3)

Net income (loss)	$11	$(5)	$16

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

Operating Expenses

Our operating expense decrease of $14 million was primarily a result of a decrease in impairment losses on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$6	$36	$(30)

Total realized gross margin	6	36	(30)
Unrealized gross margin	(10)	(24)	14

Total gross margin	(4)	12	(16)

Operating Expenses:
Operations and maintenance	13	6	7
Depreciation and amortization	4	3	1

Total operating expenses, net	17	9	8

Operating income (loss)	(21)	3	(24)
Total other expense, net	51	31	20

Loss before income taxes	$(72)	$(28)	$(44)

Gross Margin

The decrease of $30 million in realized gross margin was principally a result of a $36 million decrease from proprietary trading activities, partially offset by a $6 million increase from our fuel oil management activities. The decrease in the contribution from proprietary trading was a result of a decrease in the realized value associated with trading positions in 2010 as compared to 2009. The increase in the contribution from fuel oil management was a result of higher realized gross margin on the settlement of positions used to hedge economically the fair value of our physical fuel oil inventory.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $10 million in 2010, which included unrealized losses of $25 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $15 million net increase in the value of contracts for future periods; and

•

unrealized losses of $24 million in 2009, which included unrealized losses of $13 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and an $11 million net decrease in the value of contracts for future periods.

Operating Expenses

The increase of $8 million in operating expenses was primarily the result of merger-related costs incurred in 2010.

Other Expense, Net

The increase of $20 million in other expense, net was principally the result of an increase in interest expense primarily related to lower capitalized interest because of the scrubbers that were placed in service in December 2009.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Consolidated Financial Performance

We reported net income of $398 million and $598 million for the nine months ended September 30, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$994	$1,179	$(185)
Unrealized gross margin	179	66	113

Total gross margin	1,173	1,245	(72)
Operating Expenses:
Operations and maintenance	470	430	40
Depreciation and amortization	157	109	48
Impairment losses	—	14	(14)
Gain on sales of assets, net	(4)	(20)	16

Total operating expenses, net	623	533	90

Operating income	550	712	(162)
Total other expense, net	151	103	48

Income before income taxes	399	609	(210)
Provision for income taxes	1	11	(10)

Net income	$398	$598	$(200)

Gross Margin

For the nine months ended September 30, 2010, our realized gross margin decrease of $185 million was principally a result of the following:

•

a decrease of $305 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $202 million and $507 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset in part by the amount by which contract prices for fuel exceeded market prices for fuel; and

•

a decrease of $3 million in contracted and capacity primarily as a result of a decrease in capacity prices in the Mid-Atlantic, offset in part by higher capacity revenues in California, an increase in ancillary services revenue in the Mid-Atlantic and additional megawatts of capacity sold in the Mid-Atlantic; partially offset by

•

an increase of $123 million in energy, primarily as a result of higher generation volumes, an increase in the average settlement price for power and a decrease in the cost of emissions allowances, offset in part by a decrease in realized gross margin from proprietary trading activities and an increase in the price of fuel.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $179 million in 2010, which included a $471 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices offset in part by the recognition of many of our coal agreements at fair value beginning in the second quarter of 2010. The increase in value was further offset by unrealized losses of $292 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $66 million in 2009, which included a $552 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $486 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Our operating expense increase of $90 million was primarily a result of the following:

•	an increase of $40 million in operations and maintenance expense primarily related to the following:

•

an increase of $62 million related to the MC Asset Recovery settlement with Southern Company in 2009, comprised of a $52 million reduction in operations and maintenance expense for the reimbursement of funds provided to MC Asset Recovery and costs incurred related to MC Asset Recovery not previously reimbursed, and a $10 million reversal of accruals for future funding to MC Asset Recovery. See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the settlement between MC Asset Recovery and Southern Company;

•

an increase of $36 million primarily as a result of an increase in costs related to the operation of our scrubbers, an increase in planned maintenance costs in 2010 compared to 2009 and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010; and

•	an increase of $13 million in merger-related costs incurred in 2010; partially offset by

•

a decrease of $37 million as a result of a curtailment gain resulting from an amendment to our postretirement healthcare benefits plan covering Mid-Atlantic union employees. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to the postretirement healthcare benefit curtailment;

•

a decrease of $14 million primarily related to lower property taxes because of a lower assessed value for the site of the demolished Lovett generating facility and a decrease in shutdown costs associated with the demolished Lovett generating facility;

•	a decrease of $12 million related to severance and stock-based compensation costs primarily as a result of the departure of certain executives in 2009; and

•	a decrease of $8 million in other operations and maintenance expenses;

•	an increase of $48 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009; and

•	a decrease of $16 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009; partially offset by

•

a decrease of $14 million in impairment related to impairment losses on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Expense, Net

The increase of $48 million primarily reflects higher interest expense as a result of lower capitalized interest because of the scrubbers that were placed in service in December 2009.

Provision for Income Taxes

The decrease of $10 million was primarily a result of $7 million of federal alternative minimum tax for 2009 and $3 million in California income taxes as a result of the state’s suspension of the utilization of NOL carry forwards for the 2008 and 2009 tax years.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the nine months ended September 30, 2010 and 2009, by operating segments (in millions):

	Nine Months Ended September 30, 2010
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$321	$15	$—	$41	$—	$377
Contracted and capacity	257	67	91	—	—	415
Realized value of hedges	189	13	—	—	—	202

Total realized gross margin	767	95	91	41	—	994
Unrealized gross margin	208	(16)	—	(13)	—	179

Total gross margin	$975	$79	$91	$28	$—	$1,173

	Nine Months Ended September 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$124	$21	$—	$112	$(3)	$254
Contracted and capacity	261	68	89	—	—	418
Realized value of hedges	473	34	—	—	—	507

Total realized gross margin	858	123	89	112	(3)	1,179
Unrealized gross margin	119	20	—	(73)	—	66

Total gross margin	$977	$143	$89	$39	$(3)	$1,245

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Mid-Atlantic	36%	32%	4%
Northeast	9%	11%	(2)%
California	3%	6%	(3)%
Total	22%	20%	2%

The following table summarizes power generation volumes by region for the nine months ended September 30, 2010 and 2009 (in gigawatt hours):

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009
Mid-Atlantic:
Baseload	11,094	10,568	526	5%
Intermediate	1,065	333	732	220%
Peaking	191	64	127	198%

Total Mid-Atlantic	12,350	10,965	1,385	13%

Northeast:
Baseload	1,120	1,076	44	4%
Intermediate	382	683	(301)	(44)%
Peaking	6	2	4	200%

Total Northeast	1,508	1,761	(253)	(14)%

California:
Intermediate	466	846	(380)	(45)%
Peaking[1]	(1)	2	(3)	(150)%

Total California	465	848	(383)	(45)%

Total	14,323	13,574	749	6%

[1]	Negative amounts denote net energy used by the generating facility.

The total increase in power generation volumes for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily the result of the following:

Mid-Atlantic.    An increase in our generation volumes primarily as a result of higher power prices resulting from an increase in demand because of higher average temperatures and a decrease in outages in 2010 compared to 2009.

Northeast.    A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009, which reduced the demand for the oil-fired intermediate units at our Canal generating facility and unplanned outages in 2010, partially offset by increases in generation volumes in our baseload and peaking units.

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

Mid-Atlantic

Our Mid-Atlantic segment includes four generating facilities with total net generating capacity of 5,194 MW.

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$321	$124	$197
Contracted and capacity	257	261	(4)
Realized value of hedges	189	473	(284)

Total realized gross margin	767	858	(91)
Unrealized gross margin	208	119	89

Total gross margin	975	977	(2)

Operating Expenses:
Operations and maintenance	346	310	36
Depreciation and amortization	105	73	32
Gain on sales of assets, net	(3)	(12)	9

Total operating expenses, net	448	371	77

Operating income	527	606	(79)
Total other expense, net	3	2	1

Income before income taxes	$524	$604	$(80)

Gross Margin

The decrease of $91 million in realized gross margin was principally a result of the following:

•

a decrease of $284 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $189 million and $473 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal exceeded market prices for coal; and

•

a decrease of $4 million in contracted and capacity primarily related to lower average capacity prices, offset in part by an increase in ancillary services revenue and additional megawatts of capacity sold in 2010; partially offset by

•

an increase of $197 million in energy, primarily as a result of an increase in the average settlement price for power, higher generation volumes and a decrease in the cost of emissions allowances, partially offset by an increase in the average price for coal.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $208 million in 2010, which included a $421 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices offset in part by the recognition of many of our coal agreements at fair value beginning in the second quarter of 2010. The increase in value was further offset by unrealized losses of $213 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $119 million in 2009, which included a $498 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $379 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Our operating expense increase of $77 million was primarily a result of the following:

•

an increase of $36 million in operations and maintenance expense primarily as a result of an increase in costs related to the operation of our scrubbers, an increase in planned maintenance costs in 2010 compared to 2009 and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010;

•

an increase of $32 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009, offset in part by a decrease in the carrying value of the Potomac River generating facility as a result of the impairment charge taken in the fourth quarter of 2009; and

•	a decrease of $9 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$15	$21	$(6)
Contracted and capacity	67	68	(1)
Realized value of hedges	13	34	(21)

Total realized gross margin	95	123	(28)
Unrealized gross margin	(16)	20	(36)

Total gross margin	79	143	(64)

Operating Expenses:
Operations and maintenance	79	93	(14)
Depreciation and amortization	17	13	4
Gain on sales of assets, net	(1)	(3)	2

Total operating expenses, net	95	103	(8)

Operating income (loss)	(16)	40	(56)
Total other expense, net	1	—	1

Net income (loss)	$(17)	$40	$(57)

Gross Margin

The decrease of $28 million in realized gross margin was principally a result of the following:

•

a decrease of $21 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $13 million and $34 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel;

•

a decrease of $6 million in energy primarily as a result of a decrease in generation volumes from our oil-fired intermediate units as a result of transmission upgrades in 2009, a decrease in the average settlement price for power and unplanned outages in 2010; and

•	a decrease of $1 million in contracted and capacity primarily related to a decrease in megawatts of capacity sold.

Our unrealized gross margin for both periods reflects the following:

•	unrealized losses of $16 million in 2010 from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $20 million in 2009, which included a $60 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices, partially offset by unrealized losses of $40 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Our operating expense decrease of $8 million was primarily a result of the following:

•

a decrease of $14 million in operations and maintenance expense primarily related to lower property taxes because of a lower assessed value for the site of the demolished Lovett generating facility and a decrease in shutdown costs associated with the demolished Lovett generating facility; partially offset by

•

an increase of $4 million in depreciation and amortization expense primarily as a result of a revision in the useful lives of our assets as a result of a depreciation study completed in the first quarter of 2010; and

•	a decrease of $2 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero generating facilities with total net generating capacity of 2,347 MW and includes business development efforts for new generation in California, including Mirant Marsh Landing.

The following table summarizes the results of operations of our California segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Contracted and capacity	$91	$89	$2

Total realized gross margin	91	89	2
Unrealized gross margin	—	—	—

Total gross margin	91	89	2

Operating Expenses:
Operations and maintenance	53	61	(8)
Depreciation and amortization	23	15	8
Impairment losses	—	14	(14)
Gain on sales of assets, net	—	(1)	1

Total operating expenses, net	76	89	(13)

Operating income	15	—	15
Total other expense (income), net	(2)	2	(4)

Net income (loss)	$17	$(2)	$19

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

Operating Expenses

Our operating expense decrease of $13 million was primarily a result of the following:

•

a decrease of $14 million in impairment related to impairment losses on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews; and

•

a decrease of $8 million in operations and maintenance expense as a result of the capitalization of costs related to the Mirant Marsh Landing project during 2010 and a decrease in legal fees and outage costs; partially offset by

•

an increase of $8 million in depreciation expense as a result of a decrease in the useful life of our Potrero generating facility because of the settlement with the City of San Francisco executed in the third quarter of 2009. See Note L to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on the Mirant Potrero settlement with the City of San Francisco; and

•	a decrease of $1 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$41	$112	$(71)

Total realized gross margin	41	112	(71)
Unrealized gross margin	(13)	(73)	60

Total gross margin	28	39	(11)

Operating Expenses:
Operations and maintenance	(8)	(34)	26
Depreciation and amortization	12	8	4

Total operating expenses (income), net	4	(26)	30

Operating income	24	65	(41)
Total other expense, net	149	99	50

Loss before income taxes	$(125)	$(34)	$(91)

Gross Margin

The decrease of $71 million in realized gross margin was principally a result of a $44 million decrease from proprietary trading activities and a $27 million decrease from our fuel oil management activities. The decrease in the contribution from proprietary trading was primarily a result of a decrease in the realized value associated with power positions in 2010 as compared to 2009. The decrease in the contribution from fuel oil management was a result of lower gross margin on positions used to hedge economically the fair value of our physical fuel oil inventory.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $13 million in 2010, which included unrealized losses of $63 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $50 million net increase in the value of contracts for future periods; and

•

unrealized losses of $73 million in 2009, which included unrealized losses of $67 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and a $6 million net decrease in the value of contracts for future periods.

Operating Expenses

The increase of $30 million in operating expenses was principally the result of the following:

•	an increase of $26 million in operations and maintenance expense primarily related to the following:

•	an increase of $62 million related to the MC Asset Recovery settlement with Southern Company in 2009, comprised of a $52 million reduction in operations and maintenance

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

•	an increase of $13 million in merger-related costs incurred in 2010; partially offset by

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

•	a decrease of $13 million related to severance and stock-based compensation costs primarily as a result of the departure of certain executives in 2009; and

•

an increase of $4 million in depreciation and amortization expense primarily as a result of the depreciation of interest capitalized at Mirant North America related to the scrubbers that were placed in service in December 2009.

Other Expense, Net

The increase of $50 million in other expense, net was principally the result of an increase in interest expense primarily related to lower capitalized interest because of the scrubbers that were placed in service in December 2009.

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

Sources of Funds

The principal sources of our liquidity are expected to be: (1) existing cash on hand (including approximately $1.4 billion at Mirant Corporation) and expected cash flows from the operations of our subsidiaries, (2) letters of credit issued or borrowings made under Mirant North America’s senior secured revolving credit facility and letters of credit issued under Mirant North America’s senior secured term loan and (3) letters of credit issued or borrowings made under Mirant Marsh Landing’s project financing.

As described in “Overview” in this Item 2, RRI Energy entered into new senior secured credit facilities comprised of a $788 million five-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan (the “GenOn Energy credit facilities”). The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility are subject to the closing of the merger and the satisfaction of the conditions precedent thereto. In addition, GenOn Escrow, our wholly-owned subsidiary, issued senior notes in an aggregate principal amount of $1.225 billion. Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. Upon completion of the merger, and the satisfaction of the conditions precedent thereto, GenOn Escrow will merge with and into RRI Energy and RRI Energy will assume all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow will be released to RRI Energy. The proceeds of the new GenOn Energy credit facilities and senior notes will be used, in part, to redeem the Mirant North America senior notes, repay and terminate the Mirant North America term loan and replace the Mirant North America revolving credit facility.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant and its subsidiaries (in millions):

	At September 30, 2010	At December 31, 2009
Cash and Cash Equivalents:
Mirant Corporation	$1,421	$1,524
Mirant Americas Generation	19	1
Mirant North America	245	278
Mirant Mid-Atlantic	273	125
Other	31	25

Total cash and cash equivalents	1,989	1,953
Less: cash restricted and reserved for other purposes	(11)	(11)

Total available cash and cash equivalents	1,978	1,942
Available under credit facilities	712	680

Total cash, cash equivalents and credit facilities availability	$2,690	$2,622

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at September 30, 2010 and December 31, 2009, reflects a $45 million effective reduction as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., a lender under the Mirant North America senior secured revolving credit facility.

We and certain of our subsidiaries, including Mirant Americas Generation and Mirant North America, are holding companies. The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

[1]

Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on the GenOn Energy debt.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, the Mirant Corporation, Mirant Americas Generation and Mirant North America holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries. The ability of Mirant North America and its subsidiary, Mirant Mid-Atlantic, to make distributions and pay dividends is restricted under the terms of their debt agreements and leveraged lease documentation, respectively. At September 30, 2010, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $518 million at Mirant North America and its subsidiaries. Of this amount, $273 million was held by Mirant Mid-Atlantic which, as of September 30, 2010, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the nine months ended September 30, 2010, we expect Mirant North America will distribute approximately $112 million to its parent, Mirant Americas Generation, in November 2010. Although we expect Mirant North America to remain in compliance with its financial covenants in future periods, and to have sufficient liquidity and capital resources to meet its obligations, it is likely that it will be restricted from making distributions by the free cash flow requirements under the restricted payment test of its senior credit facility in future periods. The primary factor lowering the free cash flow calculation for Mirant North America is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. When the capital expenditures no longer affect the calculation of its free cash flow, Mirant North America is expected to be able again to make distributions. We do not expect the liquidity effect of the restriction on distributions under the Mirant North America senior credit facility to be material given that the majority of our liquidity needs arise from the activities of Mirant North America and its subsidiaries, the restriction does not limit Mirant North America from making distributions to Mirant Americas Generation to fund interest payments on its senior notes and the majority of our total available cash and cash equivalents is held unrestricted at Mirant Corporation.

Mirant Marsh Landing Credit Facility

On October 8, 2010, Mirant Marsh Landing entered into a credit agreement for up to approximately $650 million of commitments to provide construction and permanent financing for the Marsh Landing generating facility. The credit facility consists of a $155 million tranche A senior secured term loan facility, a $345 million tranche B senior secured term loan facility, a $49.79 million senior secured letter of credit facility to support Mirant Marsh Landing’s debt service reserve requirements and a $100.15 million senior secured letter of credit facility to support Mirant Marsh Landing’s collateral requirements under its PPA with PG&E. The term loans will be available to be drawn during the construction of the project upon the satisfaction of the conditions precedent thereto, including the receipt by Mirant Marsh Landing of base equity contributions in an amount of $147.46 million. Prior to the commercial operation date of the project, the collateral requirements under the PPA and construction contracts are being met by a $165 million cash collateralized letter of credit facility that we entered into on behalf of Mirant Marsh Landing on September 27, 2010. At or near the commercial operation date of the project, those collateral requirements will terminate.

The term loans are to be fully amortized by their maturity dates. The tranche A term loan matures on December 31, 2017 and the tranche B term loan matures on the date that is the earlier of the last day of the first fiscal quarter following the tenth anniversary of the conversion of the credit facility from a construction facility to a permanent facility upon commercial operation of the Marsh Landing project and December 31, 2023. The expiry date of the letters of credit is December 31, 2017. Interest on the tranche A term loans will be based on a base rate or a LIBOR rate plus an initial applicable margin of 1.5% for base rate loans and 2.5% for LIBOR loans (with such margin increasing 0.25% every three years). Interest on the tranche B term loans will be based on a base rate or a LIBOR rate plus an initial applicable margin of 1.75% for base rate loans and 2.75% for LIBOR loans (with such margin increasing 0.25% every three years). Fees on lenders’ exposure under the letters of credit accrue at a rate equal to the applicable margin payable on the tranche A term loans that are based on the LIBOR rate.

GenOn Energy Debt

Senior Secured Term Loan Facility and Revolving Credit Facility

On September 20, 2010, RRI Energy entered into a credit agreement. The credit agreement includes new senior secured credit facilities, consisting of:

•	a $700 million seven-year senior secured term loan facility, to be funded at the closing of the merger, with a rate of LIBOR + 4.25% (with a LIBOR floor of 1.75%); and

•	a $788 million five-year senior secured revolving credit facility, with an undrawn rate of 0.75% and a drawn rate of LIBOR + 3.50%.

We refer to the new revolving facility and new term loan facility collectively as the “new credit facility.” The new credit facility is expected to close and fund on the closing date of the merger and such closing and funding is subject to satisfaction of various conditions precedent, including:

•

the companies receiving at least $1.9 billion in gross cash proceeds from the senior notes offering described below (or other issuance of senior notes) and borrowings under the new term loan facility (without giving effect to original issue discount); and

•

the closing of the new credit facility having occurred on or prior to December 31, 2010; provided, however, that the deadline for the closing for the new term loan facility and for the new revolving commitments of each consenting revolving lender shall be extended to March 31, 2011, if revolving lenders holding not less than $750 million of revolving commitments consent to such extension.

The GenOn Energy credit facilities, and the subsidiary guarantees thereof, will be senior secured obligations of RRI Energy and certain of its existing and future direct and indirect subsidiaries, excluding Mirant Americas Generation; provided, however, that Mirant Americas Generation’s subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading and their subsidiaries) will guarantee the GenOn Energy credit facilities to the extent permitted under the indenture for the senior notes of Mirant Americas Generation.

Senior Notes

On October 4, 2010, GenOn Escrow issued two series of senior notes:

•	$675 million of 9.5% senior notes due 2018; and

•	$550 million of 9.875% senior notes due 2020.

Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. Upon completion of the merger, and the satisfaction of the conditions precedent thereto, GenOn Escrow will merge with and into RRI Energy and RRI Energy will assume all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow will be released to RRI Energy. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on the GenOn Energy debt.

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

Capital Expenditures.    Our capital expenditures, excluding capitalized interest for the nine months ended September 30, 2010, were $211 million. Our estimated capital expenditures, excluding capitalized interest, for the period October 1, 2010, through December 31, 2011, are expected to be $555 million. See “Capital Expenditures and Capital Resources” in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2010, we had approximately $109 million of posted cash collateral and $259 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements, and other commercial arrangements. Included in the letter of credit amount outstanding is an $80 million cash-collateralized letter of credit in support of the Mirant Marsh Landing PPA with PG&E. On October 7, 2010, PG&E returned the previously posted $12 million cash collateralized letter of credit. Upon the completion of the merger, the outstanding letters of credit under the Mirant North America senior secured revolving credit facility will transfer to the GenOn Escrow senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility, credit terms with third parties and regulation of energy contracts. See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided (in millions):

	At September 30, 2010	At December 31, 2009
Cash collateral posted—energy trading and marketing	$68	$41
Cash collateral posted—other operating activities	41	43
Letters of credit—energy trading and marketing	59	51
Letters of credit—debt service and rent reserves	75	101
Letters of credit—other operating activities	125	59
Surety bonds	12	5

Total	$380	$300

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

The following represent material updates to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2010, from those presented in our 2009 Annual Report on Form 10-K.

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

As security for its obligations, Kiewit will provide a corporate guarantee from Kiewit Construction Company of its obligations under the EPC agreement and a letter of credit in the amount of $31.8 million, reducing to $10.6 million upon substantial completion of the Marsh Landing generating facility. Mirant Marsh Landing will provide a corporate guarantee from Mirant Corporation in an amount not to exceed $43.0 million for its obligations for the termination amount from time to time under the non-turbine equipment supply contract portion of the EPC agreement and a letter of credit in an amount up to $72.0 million, as security for the termination amount from time to time under the Siemens turbine equipment supply contract assumed by Kiewit upon execution of the EPC agreement. In addition, as further security for successful completion of the work, Mirant Marsh Landing is retaining a portion of the payments made to Kiewit under the EPC agreement which will be paid to Kiewit in two disbursements, one upon substantial completion of the Marsh Landing generating facility (including successful performance testing and commercial operation) and the other at final completion.

Coal Agreements

During the third quarter of 2010, we entered into a contract to purchase coal in both 2012 and 2013. The total notional value of the contract was $275 million.

GenOn Energy and Mirant Marsh Landing Financings

On October 4, 2010, GenOn Escrow, our wholly-owned subsidiary, issued senior notes in an aggregate principal amount of $1.225 billion. Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. Upon completion of the merger, and the satisfaction of the conditions precedent thereto, GenOn Escrow will merge with and into RRI Energy and RRI Energy will assume all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow will be released to RRI Energy. The new GenOn Energy debt financing will be used, in part, to discharge and redeem the Mirant North America senior unsecured notes and to repay and terminate the Mirant North America senior secured term loan.

In addition, on October 8, 2010, Mirant Marsh Landing entered into a $500 million term loan to fund the construction of the Marsh Landing generating facility. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on these obligations.

Cash Flows

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations decreased $383 million for the nine months ended September 30, 2010, compared to the same period in 2009, primarily as a result of the following:

•

Realized gross margin.    A decrease in cash provided of $192 million in 2010, compared to the same period in 2009, excluding a decrease in non-cash lower of cost or market fuel inventory adjustments of $7 million. See “Results of Operations” in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009;

•

Funds on deposit.    An increase in cash used of $120 million. We posted an additional $105 million in collateral with our counterparties in 2010, which includes an $80 million cash-collateralized letter of credit in support of the Mirant Marsh Landing PPA with PG&E, compared to $15 million returned from our counterparties in 2009;

•

Operating expenses.    An increase in cash used related to higher operations and maintenance expense of $85 million, primarily as a result of 2010 costs related to the operation of our scrubbers and the 2009 MC Asset Recovery settlement with Southern Company. In the third quarter of 2009, we were reimbursed $52 million of cash as a result of the MC Asset Recovery settlement with Southern Company for funds that we provided to MC Asset Recovery and costs that we incurred related to MC Asset Recovery that had not been previously reimbursed. See “Results of Operations” in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009; and

•	Interest expense, net. An increase in cash used of $48 million primarily as a result of a decrease in capitalized interest which is included in investing activities.

The increases in cash used in and decrease in cash provided by operating activities were partially offset by the following:

•	Accounts payable, collateral. A decrease in cash used of $38 million as a result of $41 million received from counterparties in 2010 as compared to $3 million received from counterparties in 2009; and

•	Property taxes. A decrease in cash used of $24 million primarily related to the timing of property tax payments.

Investing Activities.    Net cash used in investing activities decreased by $249 million for the nine months ended September 30, 2010, compared to the same period in 2009. This difference was primarily a result of the following:

•

Capital expenditures.    A decrease in cash used of $294 million, including $32 million related to a decrease in capitalized interest, primarily related to placing scrubbers for our Maryland generating facilities in service in the fourth quarter of 2009 as part of our compliance with the Maryland Healthy Air Act; and

•

Capital contributions paid to subsidiaries.    A decrease in cash used of $5 million related to our obligation to fund MC Asset Recovery in 2009 which, in 2010, we are no longer obligated to fund; partially offset by

•	Proceeds from the sales of assets. A decrease in cash provided of $17 million primarily related to the sales of emissions allowances in 2009 as compared to 2010; and

•

Payments into restricted deposits.    An increase in cash used of $33 million primarily related to the funding of a Rabbi Trust established to fund severance payments for certain key employees in connection with the proposed merger with RRI Energy.

Financing Activities.    Net cash used in financing activities increased by $28 million for the nine months ended September 30, 2010, compared to the same period in 2009. This difference was primarily a result of the repayment of long-term debt.

Discontinued Operations

Operating Activities.    In 2010 and 2009, net cash provided by operating activities from discontinued operations was primarily from the sale of transmission credits from our previously owned Wrightsville generating facility.

Environmental and Regulatory Matters

Regulation of Greenhouse Gases, including the RGGI.    Concern over climate change has led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions, especially CO2. One such effort is the RGGI, a multi-state initiative in the Mid-Atlantic and Northeast that outlined a cap-and-trade program to reduce CO2 emissions from electric generating units with capacity of 25 MW or greater by requiring facilities to hold one CO2 allowance for each ton of CO2 that is emitted. The RGGI program calls for participating states, which include Maryland, Massachusetts and New York, to stabilize CO2 emissions to an established level from 2009 through 2014, followed by a 2.5% reduction each year from 2015 through 2018. Each of these three states has promulgated regulations implementing the RGGI. The first three-year control period (which became effective on January 1, 2009, and extends through December 31, 2011), will be followed by a second three-year control period (2012-2014), and a third four-year control period (2015-2018). The RGGI program provides for the banking of CO2 allowances, which gives facilities the ability to carry over unused allowances from a current compliance period into future compliance periods. Complying with the RGGI could have a material adverse effect upon our operations and our operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI. As contemplated in a memorandum of understanding among the participating states, Regional Greenhouse Gas Initiative, Inc. is comprehensively reviewing the program, which may cause the participating states to change the manner in which the program is administered.

During 2009, we produced approximately 14.6 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities for a total cost of $45 million under the RGGI. In 2010, we expect to produce approximately 16.9 million tons of CO2 at our Maryland, Massachusetts and New York generating facilities. The RGGI regulations required those facilities to obtain allowances to emit CO2 beginning in 2009. Annual allowances generally were not granted to existing sources of such emissions. Instead, allowances have been made available for such facilities by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI, which were amended on May 8, 2009, also provide that if the allowance clearing price reaches or exceeds $7 per ton of CO2 in the auctions of allowances that occur during 2009 to 2011 for the current year’s allowances, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale at $7 per ton to generators in Maryland. In this scenario, between 0% and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during specified historical periods as compared to the total average input for all affected Maryland generators in existence at that time. In none of the auctions held to date has the price reached $7 per ton.

The ninth auction of allowances by the RGGI states was held on September 8, 2010. The clearing price for the approximately 34.4 million allowances sold in the auction allocated for use beginning in the first control period (2009-2011) was $1.86 per ton. The clearing price for the approximately 1.3 million allowances sold in the auction allocated for use beginning in the second control period (2012-2014) was $1.86 per ton. The allowances sold in this auction may be used for compliance in any of the RGGI states. Further auctions will occur quarterly, with the next auction scheduled for December 1, 2010.

In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (“AB 32”), which requires that statewide greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the California Air Resources Board (“CARB”) approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that the CARB adopt a cap-and-trade regulation by January 2011 and that the cap and trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the Western Climate Initiative (“WCI”) for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with other western states and Canadian provinces to coordinate and implement a regional cap-and-trade program. On October 28, 2010, CARB released its proposed cap-and-trade regulation for public comment, with an adoption hearing scheduled for December 16, 2010. If the proposed regulation is adopted, our California generating facilities would be required to comply commencing in 2012. The proposed cap-and-trade regulation, as well as other plans, rules and programs approved to implement AB 32, could have a material adverse effect on how we operate our California generating facilities and the costs of operating the facilities.

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

In light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA has proposed and promulgated regulations regarding the emission of greenhouse gases. In September 2009, the EPA promulgated a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities. In addition to this reporting requirement, the EPA has promulgated several rules that address greenhouse gas emissions. In December 2009, under a portion of the Clean Air Act that regulates vehicles, the EPA determined that elevated concentrations of greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change (“Endangerment Finding”). In April 2010, the EPA finalized the rule to regulate greenhouse gases from vehicles beginning in model year 2012. In April 2010, the EPA also issued its “Reconsideration of Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” which addresses the scope of pollutants subject to certain permitting requirements under the Clean Air Act as well as when such requirements become effective. The EPA has stated that, because of the vehicle rule, emissions of greenhouse gases from new stationary sources such as power plants and from major modifications to such sources will become subject to certain Clean Air Act permitting requirements as of January 2011. These permitting requirements will require such sources to use “best available control technology” to limit their greenhouse gases, but the EPA has not provided guidance as to what this technology may be. Various parties have sought judicial review of these regulations and we expect that the legal challenges to these regulations will not be resolved for several years. The additional substantive requirements under the Clean Air Act that may apply or may come to apply to stationary sources such as power plants are not clear at this time.

Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Current proposals include a cap-and-trade system that would require us to purchase allowances for some or all of the CO2 emitted by our generating facilities. Although we expect that market prices for electricity would increase following such legislation and would allow us to recover a portion of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such legislation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such legislation could have a material adverse effect on our unaudited condensed consolidated statements of operations, financial position and cash flows. It is possible that Congress will take action to regulate greenhouse gas emissions within the next several years. The form and timing of any final legislation will be influenced by political and economic factors and is uncertain at this time. During 2009, we produced approximately 16.1 million tons of CO2 at our generating facilities. We expect to produce approximately 18.4 million total tons of CO2 at our generating facilities in 2010.

Clean Air Interstate Rule.    In 2005, the EPA promulgated the CAIR, which established in the eastern United States SO2 and NOx cap-and-trade programs applicable directly to states and indirectly to generating facilities. The NOx cap-and-trade program has two components, an annual program and an Ozone Season program. The CAIR SO2 cap-and-trade program builds off the existing acid rain cap-and-trade program but requires generating facilities to surrender twice as many allowances to cover emissions from 2010 through 2014 and approximately three times as many allowances starting in 2015. Maryland, New York and Virginia are subject to the CAIR’s SO2 and both NOx trading programs. Massachusetts is subject only to the CAIR’s Ozone Season NOx trading program. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. Various parties challenged the EPA’s adoption of the CAIR, and on July 11, 2008, the DC Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would have vacated the CAIR. Various parties filed requests for rehearing with the DC Circuit and on December 23, 2008, the DC Circuit issued a second opinion in which it granted rehearing only to the extent that it remanded the case to the EPA without vacating the CAIR. Accordingly, the CAIR will remain effective until it is replaced by a rule consistent with the DC Circuit’s opinions. The four states in which we operate that are subject to CAIR (i.e., Maryland, Massachusetts, New York and Virginia) have promulgated regulations implementing the federal CAIR.

The EPA has stated that it expects to finalize the regulations to replace the CAIR in 2011, and on August 2, 2010, the EPA proposed a rule (the “Proposed Transport Rule”) and two possible alternatives to replace the CAIR. If finalized, the Proposed Transport Rule and each of the alternatives would impose more stringent emission reductions than were required under the CAIR. The EPA’s Proposed Transport Rule would establish an emissions budget for each of thirty-one eastern and midwestern states and the District of Columbia, and would allow limited interstate trading. For SO2, generating facilities in a region comprised of Illinois, Indiana, Iowa, Georgia, Kentucky, Ohio, Michigan, Missouri, New York, North Carolina, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin would be subject to a more stringent cap on SO2 emissions than the other states subject to the rule, and would not be allowed to use emissions allowances from sources in a separate region comprised of Alabama, Delaware, the District of Columbia, Florida, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, Rhode Island and South Carolina. For both SO2 and NOx, interstate trading of emissions allowances would be allowed only to the extent that the total number of emissions allowances used within a particular state did not exceed the state’s budgeted allowances plus a “variability limit” intended to account for the variability of emissions due to changes in demand for electricity, timing of maintenance activities and unit outages. If total emissions allowances used within a state in a year exceed the annual budget plus the variability limit, then owners of generating facilities in that state that are deemed responsible for the state’s exceedance would be required to surrender additional allowances. The two alternatives on which the EPA is seeking comment would further restrict trading. Under the first alternative, only intrastate trading of allowances would be allowed. The second alternative would establish an emissions limit for each generating facility, with some averaging allowed. Finally, the EPA has also stated that it may issue a subsequent, more stringent rule if the EPA concludes that recent or planned revisions to the particulate matter and ozone NAAQS make necessary more stringent limits on SO2 and NOx emissions from electric generating facilities. We continue to monitor developments related to the EPA’s proposed alternatives to replace the existing CAIR rule.

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

Kendall NPDES and Surface Water Discharge Permit.    On September 26, 2006, the EPA issued to Mirant Kendall a National Pollution Discharge Elimination System (“NPDES”) renewal permit for the Kendall generating facility. The same permit was concurrently issued by the MADEP as a state Surface Water Discharge Permit (“SWD Permit”), and was accompanied by MADEP’s earlier issued water quality certificate under section 401 of the Clean Water Act. The new permits imposed new temperature limits at various points in the Charles River, an extensive temperature, water quality and biological monitoring program and a requirement to develop and install a barrier net system to reduce fish impingement and entrainment. The provisions regulating the thermal discharge could have caused substantial curtailments of the operations of the Kendall generating facility. Mirant Kendall appealed the permits in three proceedings: (1) appeal of the NPDES permit to the EPA’s Environmental Appeals Board; (2) appeal of the SWD Permit to the MADEP; and (3) appeal of the water quality certification to the MADEP. The effect of the permits was stayed pending the outcome of those appeals. The two appeals to the MADEP were stayed pending the outcome of the appeal to the Environmental Appeals Board. On September 28, 2007, the Environmental Appeals Board stayed the appeal proceedings in order for the EPA to address the sections of the permit that were affected by the EPA’s suspension of its regulations governing cooling water intake structures for existing power plants adopted under section 316(b) of the Clean Water Act (the “316(b) regulations”) as a result of the 2007 decision by the United States Court of Appeals for the Second Circuit in Riverkeeper, Inc. et al. v. EPA that remanded to the EPA for reconsideration numerous provisions of those regulations. On December 19, 2008, the EPA and the MADEP issued final permit modifications to address the 316(b) regulations. Those permit modifications would have required modifications to the intake structure for the Kendall generating facility to add fine and coarse mesh barrier exclusion technologies and to install a mechanism to sweep organisms away from the intake structure through an induced water flow. On February 2, 2009, Mirant Kendall filed appeals of those modifications, which appeals were joined with the appeals of the 2006 permits and stayed the effect of those permit modifications.

On October 15, 2010, Mirant Kendall submitted a permit modification request to the EPA and MADEP that requested modification of the 2006 permits (as previously modified in 2008) to reflect revised permit terms agreed upon among Mirant Kendall, the EPA and MADEP as part of a settlement of the permit renewal proceedings pending before EPA and MADEP. The settlement contemplates that an additional pipeline will be installed across the Charles River under the Longfellow Bridge to allow Mirant Kendall to make additional steam sales to Trigen-Boston Energy Corporation in Boston and that Mirant Kendall will install a back pressure steam turbine and air cooled condenser at the Kendall generating station. This new pipeline and equipment, once operational, would allow Mirant Kendall to reduce significantly its use of water from the

Charles River. On October 25, 2010, EPA and MADEP issued the proposed revised permits (the “2010 Kendall Permits”) as draft permit modifications for public comment, with any comments due by November 23, 2010. Mirant Kendall expects the 2010 Kendall Permits to be issued as final permits by the EPA and MADEP in late 2010 or the first quarter of 2011. The 2010 Kendall Permits will limit Mirant Kendall to drawing no more than 3.2 million gallons of water per day from the river under normal operations, impose temperature limits similar to the 2006 permits, and require monitoring of temperatures at various points in the river when the Kendall generating facility is discharging water to the river. The 2010 Kendall Permits do not require the installation of barrier nets or modifications to the intake structure at the facility. Because river water will no longer be used for once-through cooling under normal operations once the new pipeline and equipment have been installed, Mirant Kendall expects the 2010 Kendall Permits to impose significantly less risk that operations of the facility would have to be curtailed to maintain compliance with the temperature limits. As part of its settlement with the EPA and MADEP, Mirant Kendall expects the EPA and MADEP to issue administrative consent orders that defer application of the new limit on the amount of river water used by the Kendall generating facility and the new temperature limits imposed by the 2010 Kendall Permits until installation has been completed of the new pipeline, the back pressure steam turbine, and the air cooled condenser, which is not expected to occur until 2015.

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

Key Assumptions and Approach Used.    Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. We think that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for our assets and ask prices for liabilities. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. We have not identified any distressed market conditions that would alter our valuation techniques at September 30, 2010. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Our assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of our total assets and 5% of our total liabilities measured at fair value at September 30, 2010.

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

Effect if Different Assumptions Used.    The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in forward energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. The estimated fair value of our derivative contract assets and liabilities was a net asset of $881 million at September 30, 2010. A 10% change in electricity and fuel prices would result in approximately a $131 million change in the fair value of our net asset at September 30, 2010. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further sensitivities in our assumptions used to calculate fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on derivative financial instruments related to energy trading and marketing activities.

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

We completed a depreciation study in the first quarter of 2010 that resulted in a change to the estimated useful lives of our long-lived assets. The change in useful lives resulted in a decrease of approximately $2 million and $4 million in depreciation and amortization expense for the three and nine months ended September 30, 2010, respectively, and an increase of $0.01 and $0.03 in basic and diluted earnings per share for the three and nine months ended September 30, 2010, respectively. In addition, the change in useful lives also resulted in an increase of $9 million in asset retirement obligations and a corresponding increase of $9 million in property, plant and equipment, net at September 30, 2010.

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

The prices for power and natural gas remain low compared to several years ago. The energy gross margin from our baseload coal units is negatively affected by these price levels. Additionally, the current weak economic conditions and various demand-response programs have resulted in a decrease in the forecasted gross margin of our generating facilities. On an ongoing basis, we evaluate our long-lived assets for indications of impairment; however, given the remaining useful lives for many of our generating facilities, the total undiscounted cash flows for these generating facilities are more significantly affected by the long-term view of supply and demand than by the short term fluctuations in energy prices and demand. As such, we typically do not consider short term decreases in either energy prices or demand to cause an impairment evaluation.

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

Mirant Mid-Atlantic—Our Dickerson generating facility is located in Montgomery County, Maryland. On May 19, 2010, the Montgomery County Council passed a law that imposes a levy on major emitters of CO2 in Montgomery County of $5 per ton of CO2 emitted. The law defines a major emitter of CO2 in Montgomery County to be a stationary source emitting 1 million tons or more annually of CO2. The Dickerson generating facility falls within the definition of a major emitter, and is currently the only facility in Montgomery County that meets the criteria to be a major emitter. We estimate that the law will impose an additional $10 million to $15 million per year in levies owed to Montgomery County. We have challenged the legality of the law, but cannot predict the outcome of any such challenge. As a result of Montgomery County enacting the levy, we reviewed the Dickerson generating facility for impairment in the second quarter of 2010.

As a result of the impairment analysis, we determined that no impairment charge was required because the scenario-weighted undiscounted cash flows exceeded the carrying value. Our estimate of future cash flows related to the Dickerson generating facility involved considering scenarios related to the Montgomery County levy. The scenarios are related to the success of the legal challenges to the law.

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

Our assumptions related to future electricity and fuel prices were based on observable market prices to the extent available and long-term prices derived from proprietary fundamental market modeling. The long-term capacity prices were based on the assumption that the PJM RPM capacity market would continue consistent with the current structure, with expected increases in revenue as a result of declines in reserve margins for periods beyond those for which auctions have already been completed. The total CO2 costs under the levy were determined by applying the cost of CO2 emissions to the expected generation forecasts. We also assumed that a federal CO2 cap-and-trade program would be instituted later this decade which would supplant all pre-existing CO2 programs, including the Montgomery County levy. There are several transmission projects currently planned in the Mid-Atlantic region, including the Trans-Allegheny Interstate Line (“TrAIL”), Mid-Atlantic Power Pathway transmission line (“MAPP”) and the Potomac-Appalachian transmission line (“PATH”). The assumptions regarding the timing of these projects were based on the current status of permitting and construction of each project. The assumptions regarding electricity demand were based on forecasts from PJM and assumptions for generating capacity additions and retirements considered publicly-announced projects, including renewable sources of electricity and additions of nuclear capacity. Capital expenditures include the remaining contract retention payments for the completion of the Maryland Healthy Air Act pollution control equipment.

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

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. The Dickerson generating facility was determined to be its own group, which includes the leasehold improvements for the leased generating units at the facility. The carrying value of the Dickerson generating facility represented approximately 16% of our total property, plant and equipment, net at September 30, 2010.

Mirant Bowline—In April 2010, the NYISO issued its annual peak load and energy forecast, which we have evaluated and utilized to develop cash flow projections for our Bowline generating facility. Incorporating these assumptions, along with the current status related to the property tax proceedings, our undiscounted cash flows significantly exceed the carrying value of the long-lived assets. The carrying value of the Bowline generating facility represented approximately 4% of our total property, plant and equipment, net at September 30, 2010.

Emissions Allowances—In August 2010, the EPA proposed a replacement for the CAIR. The market prices for SO2 and NOx emissions allowances declined as a result of the proposed rule.

Our historical accounting policy has been to include emissions allowances in our asset groupings when evaluating long-lived assets for impairment. However, to the extent the final EPA rule significantly modifies or ends the current cap-and-trade program, we may evaluate whether our SO2 and NOx emissions allowances included in property, plant and equipment and intangible assets should be evaluated separately from the underlying generating facilities. The carrying value of the SO2 and NOx emissions allowances included in property, plant and equipment and intangible assets at September 30, 2010 was approximately $186 million. See “Environmental and Regulatory Matters” earlier in this section for further information on the EPA’s proposed replacement of the CAIR.

Mirant Potrero—In the third quarter of 2009, Mirant Potrero executed a settlement agreement with the City of San Francisco in which it agreed to shut down the Potrero facility when it is no longer needed for reliability, as determined by the CAISO. Mirant Potrero agreed in the settlement agreement to submit to the CAISO a notice of intent to shut down the facility as of December 31, 2010. The CAISO will make the final determination on when each of the units at the Potrero generating facility is no longer needed for reliability and may be shut down. As a result of the settlement agreement, we evaluated our 362 MW Potrero generating facility for impairment during the third quarter of 2009. We developed multiple scenarios for the future expected operations of the Potrero generating facility based on the settlement agreement and the expected timing of certain projects to ensure reliability of electricity supply for the City of San Francisco. One such project is the TransBay Cable, an underwater electric transmission cable in the San Francisco Bay that is expected to decrease the need for generating resources in the City of San Francisco, which we expect to become operational in 2010 and reduce the reliability need for our Potrero unit 3. Our cash flows included assumptions about the future operating costs of the Potrero facility as well as the corresponding revenues to be received under an RMR agreement. We also obtained multiple appraisals to value the land. The sum of the probability weighted undiscounted cash flows for the Potrero generating facility exceeded the carrying value as of September 30, 2009. As a result, we did not record an impairment charge for the tangible assets at the Potrero generating facility for the three and nine months ended September 30, 2009. The carrying value of the Potrero generating facility represented less than 1% of our total property, plant and equipment, net at September 30, 2010.

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

Mirant Delta—On September 2, 2009, Mirant Delta entered into an agreement with PG&E for the 674 MW at Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. We evaluated the trading rights related to Mirant Delta’s Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the retirement provisions in the tolling agreement. Because the Contra Costa generating facility is under contract with PG&E through the expected shutdown date, we determined the intangible asset was fully impaired as of September 30, 2009. We recorded an impairment loss of $5 million on our unaudited condensed consolidated statement of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility.

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

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $881 million and $722 million at September 30, 2010 and 2009, respectively. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the nine months ended September 30, 2010 and 2009 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2010	$701	$1	$702
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	279	59	338
Roll off of previous values[2]	(229)	(63)	(292)
Purchases, issuances and settlements[3]	135	(2)	133

Fair value of portfolio of assets and liabilities at September 30, 2010	$886	$(5)	$881

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	6	(109)	(103)
Roll off of previous values[2]	(419)	(67)	(486)
Purchases, issuances and settlements[3]	550	106	656

Fair value of portfolio of assets and liabilities at September 30, 2009	$686	$36	$722

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

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. We recognized a reserve, which is reflected as a reduction of our derivative contract assets, related to counterparty credit risk of $26 million and $13 million at September 30, 2010 and December 31, 2009, respectively.

In accordance with the fair value measurements accounting guidance, we calculate the credit reserve through consideration of observable market inputs, when available. Our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 65% of our net notional power position at September 30, 2010, are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate the credit reserve for our non-collateralized power hedges entered into by Mirant Mid-Atlantic using published spreads on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. Potential loss exposure is calculated as our current exposure plus a calculated VaR over the remaining life of the contracts. We applied a similar approach to calculate the fair value of our coal contracts included in derivative contract assets and liabilities in the unaudited condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $2 million in our credit reserve as of September 30, 2010. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of less than $1 million in our credit reserve for our coal agreements included in derivative contract assets and liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2010.

We have historically calculated the credit reserve for the remainder of our portfolio considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In the fourth quarter of 2009, we changed our methodology to calculate the credit reserve for the remainder of our portfolio to also use published spreads, where available, or proxies based upon published spreads, on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. The change in credit reserve methodology did not have a material effect on the fair value of our derivative contract assets and liabilities for the remainder of the portfolio because the default risk is generally offset by cash collateral or other credit enhancements. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. An increase of 10% in the spread of credit default swaps of our trading partners for the remainder of our portfolio would result in an immaterial increase in our credit reserve as of September 30, 2010.

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

Mirant Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for our non-performance, which is based on the probability of our default. Historically, we determined this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one year probability of our default based on our current credit rating. The one year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. In the fourth quarter of 2009, we changed our methodology to incorporate published spreads on our credit default swaps, where available, or proxies based upon published spreads. An increase of 10% in the spread of our credit default swap rate would have an immaterial effect on our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy primarily include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At September 30, 2010, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. At September 30, 2010, our assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of our total assets and 5% of our total liabilities measured at fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $27 million to our derivative contract assets and a decrease of $12 million to our derivative contract liabilities at September 30, 2010.

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

Coal Agreement Risk

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. We enter into contracts of varying tenors to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase most of our coal from a small number of strategic suppliers under contracts with terms of varying lengths, some of which extend to 2013. We had exposure to three counterparties at September 30, 2010, and exposure to five counterparties at December 31, 2009, that each represented an exposure of more than 10% of our total coal commitments, by volume, and in aggregate represented approximately 76% and 85% of our total coal commitments at September 30, 2010 and December 31, 2009, respectively.

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

Certain of our coal contracts are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. These contracts contain pricing terms that are favorable compared to forward market prices at September 30, 2010, and are projected to provide a $46 million benefit to our realized value of hedges through 2013 as the coal is utilized in the production of electricity.

For a further discussion of market risks, our risk management policy and our use of VaR to measure some of these risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2010. Based upon this assessment, our management concluded that, as of September 30, 2010, the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Mirant’s internal control over financial reporting that have occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note K to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, and the “Risk Factors” section of our Definitive Proxy Statement on Schedule 14A filed on September 15, 2010 include a discussion of our risk factors. There have been no material changes in our risk factors since those reported in our Form 10-Q for the period ended June 30, 2010, and our Definitive Proxy Statement on Schedule 14A filed on September 15, 2010. Further information concerning the proposed merger with RRI Energy was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 filed by RRI Energy with the SEC on May 28, 2010, and amended on July 6, 2010, August 12, 2010, September 8, 2010 and September 13, 2010. The risk factors contained in our Definitive Proxy Statement on Schedule 14A filed on September 15, 2010, are described and updated below:

Because the exchange ratio is fixed and the market price of shares of RRI Energy common stock will fluctuate, our stockholders cannot be sure of the value of the merger consideration they will receive.

Upon completion of the merger, each outstanding share of Mirant common stock will be converted at the Exchange Ratio, subject to adjustment if the proposed RRI Energy reverse stock split is effected prior to the issuance of shares of RRI Energy common stock in connection with the merger. The number of shares of RRI Energy common stock to be issued pursuant to the Merger Agreement for each share of Mirant common stock is fixed and will not change to reflect changes in the market price of RRI Energy or Mirant common stock. The market price of RRI Energy common stock at the time of completion of the merger may vary significantly from the market price of RRI Energy common stock on the date the Merger Agreement was executed.

In addition, the merger might not be completed until a significant period of time has passed after the respective special stockholder meetings. Because the exchange ratio will not be adjusted to reflect any changes in the market value of RRI Energy common stock or Mirant common stock, the market value of the RRI Energy common stock issued in connection with the merger and the Mirant common stock surrendered in connection with the merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from, among other things, changes in the business, operations or prospects of the Company or RRI Energy prior to or following the merger, litigation or regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of RRI Energy and Mirant. Neither we nor RRI Energy is permitted to terminate the Merger Agreement solely because of changes in the market price of either company’s common stock.

Our current stockholders will have a reduced ownership and voting interest after the merger.

RRI Energy will issue or reserve for issuance approximately 528 million shares of RRI Energy common stock (subject to adjustment if the proposed RRI Energy reverse stock split is effected prior to the issuance of shares of RRI Energy common stock in connection with the merger) to Mirant stockholders in the merger (including shares of RRI Energy common stock to be issued in connection with outstanding Mirant equity awards). As a result of these issuances, current Mirant stockholders are expected to hold approximately 54% of the combined company’s outstanding common stock immediately following completion of the merger.

Our stockholders currently have the right to vote for directors and on other matters affecting us. When the merger occurs, each Mirant stockholder that receives shares of RRI Energy common stock will become a stockholder of RRI Energy (to be renamed GenOn Energy) with a percentage ownership of the combined company that will be smaller than the stockholder’s percentage ownership of Mirant. As a result of these reduced ownership percentages, our former stockholders will have less voting power in the combined company than they now have with respect to Mirant.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the merger, which could discourage a potential acquirer of Mirant from making an alternative transaction proposal and, in certain circumstances, could require us to pay to RRI Energy a significant termination fee.

Under the Merger Agreement, we are restricted, subject to limited exceptions, from entering into alternative transactions in lieu of the merger. In general, unless and until the Merger Agreement is terminated, we are restricted from, among other things, soliciting, initiating, seeking, knowingly encouraging or facilitating a competing acquisition proposal from any person. Our board of directors is limited in its ability to change its recommendation with respect to the merger-related proposals. We may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Mirant from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable. As a result of these restrictions, we may not be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to RRI Energy. Under the Merger Agreement, we may be required to pay RRI Energy a termination fee of approximately $58 million, depending on the nature of the termination.

We will be subject to various uncertainties and contractual restrictions while the merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the Merger Agreement restricts us, without RRI Energy’s consent, from making certain acquisitions and dispositions and taking other specified actions while the merger is pending. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement.

If completed, the merger may not achieve its intended results, and we and RRI Energy may be unable to successfully integrate our operations.

We and RRI Energy entered into the Merger Agreement with the expectation that the merger will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of RRI Energy and Mirant can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

Pending litigation against RRI Energy and Mirant could result in an injunction preventing completion of the merger and the payment of damages in the event the merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the merger.

In connection with the merger, purported stockholders of Mirant have filed putative stockholder class action lawsuits against us and our directors, RRI Energy and Merger Sub. Among other remedies, the plaintiffs seek to enjoin the merger. If a final settlement is not reached, these lawsuits could prevent or delay completion of the merger and result in substantial costs to us, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition or results of operations.

We may be unable to obtain in the anticipated timeframe, or at all, satisfaction of all conditions to complete the merger or, in order to do so, we may be required to comply with material restrictions or conditions that may negatively affect the combined company after the merger is completed or cause us to abandon the merger. Failure to complete the merger could negatively affect our future business and financial results.

Completion of the merger is contingent upon, among other things, the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and that there be no injunction prohibiting the merger. All required regulatory authorizations, approvals or consents may not be obtained or may contain terms, conditions or restrictions that will be detrimental to the combined company after completion of the merger.

The special meetings of RRI Energy and Mirant stockholders at which the merger-related proposals were considered took place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, were known. We and RRI Energy may subsequently agree to conditions without further seeking stockholder approval, even if such conditions could have an adverse effect on us or the combined company.

Satisfying the conditions to, and completion of, the merger may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the merger may materially adversely affect the synergies and other benefits that we and RRI Energy expect to achieve from the merger and the integration of our businesses.

We may be unable to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	payment to RRI Energy of a termination fee of approximately $58 million, as specified in the Merger Agreement, depending on the nature of the termination;

•	payment of costs relating to the merger, whether or not the merger is completed, including approximately $33 million of financing costs, of which $25 million has been paid; and

•	being subject to litigation related to any failure to complete the merger.

The combined company anticipates recording a non-cash gain at the completion of the merger because the estimated fair value of the acquired assets and liabilities exceeds the purchase price. The acquired assets may become impaired in the future and adversely affect the combined company’s operating results.

Under the Merger Agreement, upon completion of the merger, we will become a wholly-owned subsidiary of RRI Energy. However, under GAAP, we will be treated as the acquirer for accounting purposes and the merger will be accounted for under the acquisition method of accounting as a purchase by us of RRI Energy. Accordingly, the total implied purchase price deemed paid by us in the merger will be allocated to RRI Energy’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the merger. The combined company anticipates recording a non-cash gain to the extent the estimated fair value of the acquired assets and liabilities exceeds the purchase price. As a result of future changes in the assumptions used to estimate the fair value of the acquired tangible and intangible assets, these assets may become impaired and the combined company may be required to incur material charges relating to such impairment, which could have a material adverse effect on the combined company’s operating results.

We and RRI Energy will incur substantial transaction fees and costs in connection with the merger.

We and RRI Energy expect to incur non-recurring expenses totaling approximately $200 million, which include $75 million of transaction costs and $125 million of restructuring or exit costs that may be incurred to achieve the desired cost savings from the merger. In addition to the $200 million of expenses, we and RRI Energy expect total debt issuance costs of $66 million to be incurred and capitalized in connection with the issuance of new debt by the combined companies. Additional unanticipated costs may be incurred in the course of the integration of the businesses of RRI Energy and Mirant. We and RRI Energy cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

The combined company’s hedging activities will not fully protect it from fluctuations in commodity prices.

Currently, a smaller amount of RRI Energy’s fuel purchases and electricity sales are hedged and for a shorter time frame, compared with our hedges of fuel purchases and electricity sales. We currently engage in activities to hedge our economic risks related to electricity sales, fuel purchases and emissions allowances. We expect that the combined company will use appropriate hedging strategies to manage this risk, including opportunistically hedging over multiple years to reduce the variability in realized gross margin from its expected generation. These activities may not be successful in managing price risks or they may result in net losses as a result of future volatility in electricity, fuel and emissions markets. Actual power prices and fuel costs may differ from the combined company’s expectations.

Furthermore, the hedging procedures that the combined company will have in place may not always be followed or may not always work as planned. If any of the combined company’s employees are able to engage in unauthorized hedging and related activities, it could result in significant penalties and financial losses. As a result of these and other factors, we cannot predict the outcome that risk management decisions may have on the business, operating results or financial position of the combined company.

The merger is expected to result in an ownership change for us and RRI Energy under Section 382 of the Internal Revenue Code, substantially limiting the use of the NOL carry forwards and other tax attributes of both Mirant and RRI Energy to offset future taxable income of the combined company.

At December 31, 2009, we had approximately $2.7 billion of net operating loss, which is referred to as NOL, carry forwards for U.S. federal income tax purposes and approximately $4.8 billion of NOL carry forwards for state income tax purposes. At December 31, 2009, RRI Energy had approximately $1.3 billion of NOL carry forwards for U.S. federal income tax purposes and approximately $3.9 billion of state NOL carry forwards for state income tax purposes. The utilization of the combined company’s NOL carry forwards depends on the timing and amount of taxable income earned in the future, which we are unable to predict. Moreover, the merger is expected to result in an ownership change for both us and RRI Energy under Section 382 of the Internal Revenue Code of 1986, substantially limiting the use of the NOL carry forwards of both us and RRI Energy to offset future taxable income of the combined company for both federal and state income tax purposes. These tax attributes are subject to expiration at various times in the future to the extent that they have not been applied to offset the taxable income of the combined company. These limitations may affect the combined company’s effective tax rate in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2010, we repurchased 2,657 shares of common stock for approximately $27,866 for the settlement of payroll taxes associated with the vesting of restricted stock units. These restricted stock units relate to grants that were made to executives and certain employees and are not related to a publicly announced share repurchase plan. See Note G contained elsewhere in this report for additional information related to stock-based compensation.

The following table sets forth information regarding repurchases of our common stock during the three-month period ended September 30, 2010:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
July 1, 2010—July 31, 2010	—	$—	—	$—
August 1, 2010—August 31, 2010	1,862	$10.38	—	$—
September 1, 2010—September 30, 2010	795	$10.74	—	$—

Total	2,657		—

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation of Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2006)
3.2	Amended and Restated Bylaws of Registrant (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 6, 2009)
4.1	Rights Agreement, dated as of March 26, 2009, between Mirant Corporation and Mellon Investor Services LLC (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2009)
4.2	First Amendment to the Rights Agreement, dated as of February 25, 2010, between Mirant Corporation and Mellon Investor Services LLC. (Incorporated herein by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K filed February 26, 2010)
4.3	Second Amendment to the Rights Agreement, dated as of April 28, 2010, between Mirant Corporation and Mellon Investor Services LLC. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2010)
4.4*	Senior Notes Indenture, dated as of October 4, 2010, by GenOn Escrow Corp. and Wilmington Trust Company as Trustee, relating to the 9.5% senior notes due 2018 and the 9.875% senior notes due 2020
4.5	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission
10.1*

Credit Agreement by and among RRI Energy, Inc., JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, The Royal Bank of Scotland plc, the other lenders from time to time party thereto and, from and after the closing date of the merger, Mirant Americas, Inc. (to be renamed GenOn Americas, Inc. on the closing date of the merger), dated as of September 20, 2010

10.2*	Purchase Agreement by and among RRI Energy, Inc., Mirant Corporation, GenOn Escrow Corp. and J.P. Morgan Securities LLC, as representative of the several initial purchasers, dated as of September 20, 2010
31.1*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
101*	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Asterisk indicates exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT CORPORATION

Date: November 5, 2010	By :	/s/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)